Form 10KSB
period 1996-12-31
HARTCOURT COMPANIES INC
filed 1997-04-15
CIK 949427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                 [Fee Required]
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                [No Fee Required]

                     For fiscal year ended December 31, 1996
                        Commission file number 001-12671

                            HARTCOURT COMPANIES, INC.
             (Exact name of registrant as specified in its charter)
          UTAH                                            87-0400541
(State of incorporation)                    (I.R.S. Employer Identification No.)

                             19104 S. Norwalk Blvd.
                            Artesia, California 90701
                                  310-403-1126
    (Address, including zip code, and telephone number, including area code, of registrant's executive offices)

               Securities registered pursuant to Section 12(b) of
                                    the Act:
     Title of each class             Name of each exchange on which registered
            None                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.001 par value
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
  has been subject to such filing requirements for the past 90 days. Yes(X)No( )

       Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

             Issuer's revenues for most recent fiscal year: $272,409

     State the aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of February 24, 1997, $25,570,999.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 24, 1997, there were 10,687,380 shares of common stock outstanding.

                            HARTCOURT COMPANIES, INC.

                         1994 Form 10-KSB Annual Report
                                Table of Contents

                                                                        Page
PART I

  Item 1.  Description of Business                                        3

  Item 2.  Description of Property                                        8

  Item 3.  Legal Proceedings                                             10

  Item 4.  Submission of Matters to a Vote of Security Holders           10

PART II

  Item 5.  Market for Common Equity and Related Stockholder Matters      10

  Item 6.  Management's Discussion and Analysis or Plan of Operation     13

  Item 7.  Financial Statements                                          13

  Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                        28


PART III

  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act             28

  Item 10. Executive Compensation                                        29

  Item 11. Security Ownership of Certain Beneficial Owners and
           Management                                                    31

  Item 12. Certain Relationships and Related Transactions                32


PART IV

  Item 13.  Exhibits and Reports on Form 8-K                             33


Signatures                                                               35

Explanatory Note:
         Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" are to The Hartcourt Companies, Inc., a Utah corporation, and its wholly owned subsidiaries, Harcourt Investments (USA) Inc. ("Harcourt Investments") and the Hartcourt Pen Factory, Inc. ("Hartcourt Pen"). All share and per share information contained herein has been adjusted to reflect a five-for-seven reverse split of the Company's Common Stock effected on October 6, 1995, and a one-for-five reverse split of the Company's Common Stock effected on August 1, 1996.
                                     PART 1
ITEM 1:  DESCRIPTION OF BUSINESS.

General
         Stardust, Inc.-Production-recording-Promotion ("Stardust"), a corporation organized under the laws of the State of Utah in September 1983, acquired all of the outstanding shares of Harcourt Investments, a Nevada corporation, for 6,110,337 shares of Stardust common stock (after taking into account a reverse stock split and stock dividend) pursuant to an Agreement and Plan of Reorganization dated November 5, 1994. At the time of this acquisition, Stardust was a "shell" corporation with no assets, business or operations. Subsequent to the acquisition of Harcourt Investments, Stardust changed its name to "The Hartcourt Companies, Inc."

         Harcourt Investments was organized under the laws of the State of Nevada in April 1993, to engage in the design, manufacture and sale of writing instruments. Harcourt Investments entered into a Stock Exchange Agreement dated August 8, 1994 with Eastern Rocester Limited's 60% interest in Xinhui Harchy Modern Pens, Ltd. (The "Xinhui JV"), a joint venture located in the Guangdong province of the People's Republic of China ("China"), in exchange for 250,000 shares of Harcourt Investments common stock, representing 80% of the common stock of Harcourt Investments outstanding immediately subsequent to the joint venture agreement governing the Xinhui JV entered into in October 1995, the Company's interest was reduced to a 52% interest in the Xinhui JV, with the remaining 48% held by the Xinhui Orient Light Industrial Corp.

         Hartcourt Pen was organized under the laws of the State of Nevada in October 1993 to engage in the sale of writing instruments. Hartcourt Pen entered into an Agreement and Plan of Reorganization dated December 1, 1994 with Harcourt Investments, pursuant to which Harcourt Investments acquired all of the outstanding shares of Hartcourt Pen in exchange for 38,625 shares of Harcourt Investments common stock. In connection with this transaction, 1,000 shares of Harcourt Investments Original Preferred Stock were issued to Dr. Alan Phan in consideration of certain intangible assets and services rendered by Dr. Phan in connection with the establishment of Hartcourt Pen. Hartcourt Pen currently is in the business of importing pens, markers and components from China, Germany, Taiwan and Italy for assembly (often by others) in the United States. It conducts certain limited research and development activities in the United States, but engages in no domestic manufacturing activities.

         The Hartcourt Companies, Inc. commenced limited business activities involving the design, manufacture and sale of writing instruments in December 1994. The Company's present operations involve the assembly and distribution of writing instruments. The Company's current primary objective is to acquire operating companies with related products to maximize the marketing process and expand the distribution of writing instruments. A secondary objective is to acquire real property assets and to utilize profits from the development of the Company's present real property assets in order to diversify and create a multi-dimensional company.

The principal executive offices of the Company are located at 19104 South Norwalk Boulevard, Artesia, California 90701. The Company's telephone number is
(310) 403-1126.

         In April 1993, the Xinhui JV commenced construction of a 170,000 square foot manufacturing plant approximately ten miles north of Xinhui City. The plant commenced limited operations in December 1994 and was fully operational by July 1995. By July 1996, the plant was operating at approximately 20% of its capacity and employed approximately 80 people. It is estimated by management that additional working capital in the amount of approximately $3,000,000 will be required to permit the plant to operate at full capacity (300,000,000 pens annually). There is no contractual obligation on the part of the joint venture partners to provide this additional financing.

         In April 1994, the Company entered into a Lease Agreement with Tokai-Anza-Scripto Pen Company ("Anja"), for the use of five special ball pen assembly machines by the Xinhui JV. The lease provides for semi-annual payments of $25,000 over a ten-year term, subject to adjustment based on future purchases of merchandise by the Company from the lessor. Consequently, annual lease payments could range from zero, if annual purchases are in excess of $1,000,000, to $100,000, if annual purchases are less than $100,000. The machinery was delivered by Anja in June 1995. However, the machinery initially did not function properly and therefore, the lease term did not commence until February 1996. In December 1996, the machinery was shipped by vessel back from the Xinhui JV to the Company and is scheduled to arrive in January 1997. The Company and Anja have agreed to terminate the lease upon delivery of the machinery to Anja with no further obligation to the Company. To date, there have been no payments under this lease.

         CKES Acquisitions, Inc. ("CKES"), a corporation organized under the laws of the State of Nevada in September 1996, and a non-affiliate, acquired all of the outstanding shares of the Company's wholly-owned subsidiary Harcourt Investments, pursuant to a Purchase and Sale Agreement dated September 27, 1996, thus replacing the Company as a joint venture partner in the Xinhui JV. Title to the shares was transferred to CKES in return for a Secured Promissory Note in the principal sum of $3,000,000, payable monthly, with accrued compound interest at six percent (6%) per annum. The Company has no present contractual obligation to the Xinhui JV.

         In January 1996, the Company entered into a Memorandum of Understanding to acquire Yafa Pen Company ("Yafa"), a California corporation, with offices in Los Angeles, California. The purchase price consisted of an initial cash payment of $285,000 and 80,000 shares of the Company's Preferred Stock. Pursuant to the Memorandum of Understanding, the Company advanced to Yafa a total of $200,000, secured by two promissory notes, the amount of this advance to be offset against the purchase price for Yafa. Various disputes arose between the Company and Yafa, and in September 1996 the parties entered into a confidential settlement agreement and agreed to terminate the Memorandum of Understanding.

         Pursuant to a Purchase Contract dated March 21, 1996, between the Company and Exceptional Specialty Products, Inc., a California corporation, located in Laguna Hills, California, the Company acquired a complete line of cosmetics valued at $310,815, including creams, cleansers, scrubs, liquid makeup, eye shadow, accent pencils, mascara, makeup brushes, translucent powder, makeup bags, and mirrors, for 60,000 shares of the Company's Common Stock. Included in this purchase is the United States trademarked brand name Camille St. Moritz, under which the inventory will be marketed, as well as containers, labels, packaging, stationery and promotional materials. The Company had not sold any of the cosmetic products since the purchase and market and is currently seeking overseas importers, primarily in China, to purchase the entire inventory and market the products. The Company does not intend to distribute the cosmetics other than to importers who will be responsible for their own marketing networks and money collection.

         In August 1996, The Company entered into a Purchase and Sale Agreement with NuOasis International, Inc. ("NuOasis"), a corporation incorporated under the laws of the Commonwealth of Bahamas, for the purchase of a commercial real estate project, consisting of three 5-7 story apartment buildings, commonly known as the Peony Gardens Property, ("Peony Gardens") located in the eastern part of Tongxian in Beijing city, mainland China. The purchase price consists of a Convertible Secured Promissory Note, granted NuOasis a security interest in the property, in the principal amount of $12,000,000 and the greater of 10,000,000 shares of the Company's Common Stock, or that number of shares of the Company's Common Stock having a market value equal to $10,000,000 immediately preceding the closing date. On August 8, 1996, an Addendum to the Purchase and Sale Contract was agreed to by the Company and NuOasis, by which the Company's obligation to issue stock to NuOasis was reduced to 4,000,000 shares of its Common Stock. As of December 31, 1996, the apartment buildings were approximately 35% complete, and it is anticipated by the Company that the project will be completed by August 1997. The Company has no obligation for construction costs or any other costs relating to the project's completion and may at its option rescind the Purchase and Sale Agreement, if construction is not completed by August 1997. At completion, the Company will commence operation of the project. It is anticipated that the Company may sell some of the buildings, or units within the buildings, to provide initial operating funds. There can be no assurance, however, as to when, if ever, the Company will be successful in selling some of the buildings, or units within the buildings to obtain operating funds, or whether, or to what extent, the project will be profitable. See Part 1, Item 2, "Description of Property - Real Estate and Operating Data."

         In September 1996, the Company entered into a Sales Agreement with Mandarin Overseas Investment Co., Ltd. ("Mandarin"), an unaffiliated Turks and Caicos chartered company located in Central Hong Kong, for its undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 35-68, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. The Company will pay $3,000,000 in shares of its Common Stock to Mandarin for its undivided 50% interest in the mineral lease gold lode claims, all shares to be issued pursuant to Regulation "S". Certain maintenance and administrative costs will be incurred to maintain the claims in a good standing status with all regulatory agencies. The Company has agreed to pay Mandarin fifty percent (50%) of all such administrative costs necessary to maintain the claims in good standing, such costs not expected to exceed $2,500 annually and, at the end of two years from the date of the Agreement, the Company will pay an additional amount representing fifty percent (50%) of no less than twenty-five thousand dollars ($25,000) in connection with the requirements of regulatory agencies.

         In September 1996, the Company entered into a Sales Agreement with Promed International Ltd. ("Promed"), an unaffiliated Turks and Caicos chartered company with offices in the British crown colony of Gibraltar, for the purchase of their undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 1-34, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. The Company will pay $3,000,000 in shares of its Common Stock to Promed for its undivided 50% interest in the mineral lease gold lode claims, all shares to be issued pursuant to Regulation "S." Certain maintenance and administrative costs will be incurred to maintain the claims in good standing with all regulatory agencies. The Company has agreed to pay Promed fifty percent (50%) of all such costs, not to exceed $2,500 annually, and at the end of two years from the date of the Agreement, the Company will pay an additional amount representing fifty percent (50%) of no less than twenty-five thousand dollars ($25,000) in connection with requirements of regulatory agencies.

         Management intends to obtain the services of an independent geo-survey company to prepare detailed geo-maps of the gold lode claims acquired from Mandarin and Promed, and to evaluate existing studies, at an estimated cost of approximately $160,000. If these studies confirm the valuation that has been represented, the Company intends to complete the Purchase and Sale Agreement and raise sufficient capital to fulfill the requirements of the mining project. Management does not expect this to affect other activities in which the Company is involved. There can be no assurance, however, as to when, if ever, the Company will obtain the necessary capital to fulfill the requirements of the mining project, or whether, or to what extent, the project will be profitable, should operations commence. See Item 2. "Description of Property - Mineral Lease Gold Lode Claims."

         During 1996 the Company entered into a Consulting Agreement with American Equities, LLC, a California Limited Liability Company. The Company intends to acquire, manage and develop a real estate portfolio through the year 2001. See Part II, F/S, "Consolidated Financial Statements, Years Ended December 31, 1996 and 1995 -- Notes to Financial Statements," Note H. "Commitments and Contingencies."

         Except for certain limited operations involving the manufacture and distribution of writing instruments in China through the Xinhui JV and the assembly and distribution of writing instruments in the United States through Hartcourt Pen, the Company's activities to date primarily have consisted of raising capital, obtaining financing, locating and acquiring equipment, identifying prospective customers and suppliers, installing and testing equipment and administrative activities relating to the foregoing, as well as identifying real property for potential acquisition. The Company's future business, including expansion of its current limited operations, requires substantial additional equity and/or debt financing, which may not be available in a timely manner, on commercially reasonable terms, or at all.

         See Part III, Item 12, "Certain Relationships and Related Transactions" for information about the interests of certain directors, executive officers and promoters of the Company in the formation and reorganization transactions described above involving Stardust, Harcourt Investments and Hartcourt Pen.

         See Part I, Item 2, "Description of Property," for information about the Company's facilities.

PRINCIPAL PRODUCTS, DISTRIBUTION AND COMPETITIVE CONDITIONS

         The Company's present business activities consist of the assembly and distribution of a broad range of writing instruments, ranging from the most commonly used and inexpensive plastic ballpoint pens to high-priced luxury and collectible fountain pens. The Company also distributes special order stationery items, such as daily diaries and planners, organizers and desk sets and other desk items, manufactured by others.

         Commonly used and inexpensive writing instruments ("Popular Items") assembled and sold by the Company include a broad range of ballpoint pens, roller pens, cosmetic pens, white board markers, water color markers, permanent markers, highlighters, erasable ballpoint pens and magic ink pens. The Company's Popular Items are available in various compositions and colors of plastic barrels and in a variety of ink colors.

         Higher priced and luxury writing instruments ("Luxury Items") sold by the Company include ballpoint, roller and fountain pens as well as mechanical pencils. The barrels of Luxury Items generally are composed of brass or stainless steel with lacquer or engraved designs and have nibs (the point of the pen that regulates ink flow) of German-made iridium, as well as gold-planted accessories.

         Management believes that the materials and equipment used in the assembly of the Company's products generally are available from multiple sources on competitive terms. Therefore, the Company does not anticipate any significant delays in the acquisition, of, or shortages of, either materials or equipment.

         The Company believes that the markets for its broad range of writing instruments are relatively fragmented and highly competitive. There are many local, national and multinational importers of writing instruments in the United States and elsewhere, and the Company's ability to compete successfully will be dependent upon numerous factors, including its ability to obtain necessary financing in a timely manner and on commercially acceptable terms, as well as upon the design, quality and price of its products and its customer service. Many of the Company's competitors have greater experience and far greater financial and other resources than the Company, which is in the development stage. There can be no assurance that the Company will be able to compete successfully in its markets.

DOING BUSINESS IN CHINA

         GENERAL. Because the Company's Peony Gardens project is in China and China is among the possible markets targeted by the Company for future acquisitions, as well as a market for the purchase of its cosmetic products inventory, China is important to the Company's success. The operation of facilities in China involves certain risks and special considerations not typically associated with operations in the United States.

         These risks generally related to: (i) social, economic and political uncertainty; (ii) substantial governmental involvement in and control over the Chinese economy; (iii) the possibility that the Chinese government could elect to discontinue its support of the economic reform programs implemented in 1978 and return to a completely centrally planned economy; and (iv) possible nationalization or expropriation of assets. Accordingly, government actions in the future could have a significant effect on economic conditions in China. Such actions, and result changes in the Chinese economy, could significantly aversely affect, limit or eliminate opportunities for foreign investment, the prospects of private sector enterprises operating in China and the value of the Company's investments in China.

         RESTRICTIONS ON FOREIGN CURRENCY EXCHANGE. In order to meet foreign currency obligations and remit dividends to foreign owners, a joint venture operating in China must convert a portion of its funds from the Chinese currency, the Chinese Renminbi (the "RMB"), to other currencies. Because China controls its foreign currency reserves, RMB earnings within China can not freely be converted into foreign currencies, except with government permission and at rates which are determined in part by supply and demand at authorized financial institutions, such as the People's Bank of China or at government-regulated foreign exchange swap centers established by the State Administration of Exchange Control. In the event of shortages of foreign currencies, the Company may be unable to convert sufficient RMB's into foreign currencies to enable it to comply with foreign currency payment obligations or to make distributions to equity holders located outside of China.

         VOLATILITY OF EXCHANGE RATES. There has been significant volatility in the exchange rates of RMBs to U.S. Dollars in the recent past and future exchange rates may also experience significant volatility.


         ENVIRONMENTAL REGULATION. The Company's Chinese operations are subject to central, provincial and local environmental protection laws and regulations. The costs and effects of compliance with environmental laws and regulations in the United States (federal, state and local) and China (central, provincial and local) have not been material in the past and are not anticipated to be material in the future.

EMPLOYEES

         The Company currently employs four full-time and three part-time employees at its principal executive offices in the United States. Hartcourt Pen is located at this headquarters location, which also is the site for certain research and development activities. The Company does not expect any significant changes in the number of employees during the next twelve months.

RESEARCH AND DEVELOPMENT

         The Company currently conducts limited research and development activities involving the creation of ink formulas, as well as the engineering design of pens and material used for the components of writing instruments. During the fiscal years ended December 31, 1993, 1994 and 1995, $100,650, $180,440 and $38,205 respectively, was expended in connection with such activities. During the 12 month period ended December 31, 1996 no expense was incurred in connection with research and development activities. Management anticipates that research and development costs as a percentage of sales will not increase materially from current levels.

ITEM 2.  DESCRIPTION OF PROPERTY

PRINCIPAL PLANTS AND OTHER PROPERTY

         The Company's principal executive offices are located at 19104 South Norwalk Boulevard, Artesia, California 90701. Hartcourt Pen is located at this headquarters site, which also is the site of certain limited research and development activities. The premises, which are leased from an unaffiliated party, consist of 5,200 square feet, approximately 2,000 square feet of which is used for warehousing, approximately 2,000 square feet for assembly of writing instruments, and approximately 1,200 square feet for executive and clerical offices. Monthly rent is $1,230 until May 31, 1997, $1,640 from June 1, 1997 through May 31, 1998 and $2,050 for the remainder of the lease term, through May 31, 2001; provided, however, that no rent will be due for the months of June 1999 and June 2000.

         See Part I, Item 1, "Description of Business--General" for information about the manufacturing facilities of Xinhui JV.

         The Company believes that its property and equipment are adequate for its present activities. See Part I, Item 1, "Description of Business--Proposed Activities," and Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

INVESTMENT POLICIES

         The Company has placed no limitation on the percentage of assets which may be invested in any one investment. This policy may be changed by the Company's Board of Directors and without a vote of the Company's security holders. It is the Company's policy to acquire assets primarily to add to its equity base and for income.

REAL ESTATE INVESTMENTS

         The Company's investments in real estate are not restricted to developed or undeveloped properties, or properties of any specific type or location. It is the present intent of Management to acquire commercial properties that can be operated by outside management and do not require the Company's hands-on operation. With the exception of the Peony Gardens Project (See Item 1, "Description of Business General"), it is the present intent of Management that real estate will be purchased, free and clear of any mortgage, with shares of the Company's Common Stock. Any necessary management services in connection with the Peony Gardens

Project, and any future acquisitions, will be compensated, if possible, through the issuance of the Company's Common Stock.

REAL ESTATE AND OPERATING DATA

         On September 8, 1996, the Company completed the purchase of a commercial real estate project, commonly known as the Peony Gardens Project ("Peony Gardens"), located in mainland China. See Part I, Item 1, "Description of Business." The land use right of the property has been granted to Beijing Grand Canal Real Estate Development Co. Ltd., the project's developer, for a term of seventy (70) years, commencing from May 3, 1994. NuOasis, the seller, holds the Company's Convertible Secured Promissory Note in the principal amount of $12,000,000, granting NuOasis a security interest in the property, which is otherwise free of any mortgages, liens or encumbrances.

         Peony Gardens, upon its anticipated completion, will be comprised of three 5-7 story apartment buildings located at the eastern part of Tongxian of Beijing city. The property is connected to a network of highways and roads, and is located in one of the city's strategic areas for outward expansion, with a relatively good transport system consisting of public buses and taxicabs between the city center and the development.

         As of December 1996, the development is approximately 35% complete, and it is anticipated that it will be fully developed by August 1997. The Company has no obligation for construction costs, or any other costs relating to the project's completion, and will not assume operating costs until full completion of the project. It is the opinion of the Company's management that present insurance coverage is adequate. Upon completion of the project, it is the intent of the Company to acquire, if possible, the services of an independent real estate management company for the properties through the issuance of the Company's Common Stock. At present, real estate management company fees in China are 4% of total rents collected. It is estimated that the total annual rental income, after completion of the project's four residential apartment buildings, will be $5,764,000 at 70% occupancy. Management estimates expenses to be approximately $1,441,000 annually. Depreciation is based on twenty years, which is standard depreciation for apartment buildings. Real estate and governmental taxes in connection with the Peony Gardens purchase are the obligation of the developer and were included in the purchase price. All rental taxes will be paid by the tenants. Management estimates that leases will be for a minimum period of two years, which is the standard lease term for the area. The property is not, at present, subject to the usual competitive conditions associated with rental or leased residential apartment property, since the apartment buildings have been mandated by the Chinese government as a special project for the use of foreigners. However, should the government rescind that mandate, or should conditions occur which would cause the Chinese government to expel foreigners, the apartments would be subject to extremely competitive lease and sale pricing. See Part I, Item 1, "Description of Business--Doing Business in China."

MINERAL LEASE GOLD LODE CLAIMS

         In September 1996, the Company, through separate transactions with Mandarin Overseas Investment Co., Ltd. ("Mandarin") and Promed International, Ltd. ("Promed"), acquired an undivided 50% interest in a total of 68 (34 from each transaction) mineral lease gold lode claims, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, some 300 air-kilometers west of the City of Fairbanks, Alaska. A gravel landing strip near Golden Creek, about 12 kilometers north of the Yukon River, can be used to access and service the area during snow-free months. Aircraft up to the size of DC-3 can land on this strip to supply fuel and other supplies to mining camps in the area. Scheduled passenger flights from Fairbanks west to points along the Yukon River can be persuaded to provide passenger service to and from the Golden Creek landing strip. Larger equipment and fuel supplies can be barged down from the Yukon River to several points where tractor roads lead into the mineral lease area.

         Certain maintenance and administrative costs will be incurred by the Company to maintain the claims in a good standing status with all regulatory agencies. Pursuant to the Sales Agreements, with Mandarin and Promed, the Company has agreed to pay fifty percent (50%) of all such administrative costs necessary to maintain the claims in good standing, such costs not expected to exceed a total of $5,000 annually, payable to Mandarin and Promed in the amount of $2,500 each, respectively. At the end of two years from the date of the Agreements, the Company will pay an additional amount representing fifty percent (50%) of no less than twenty-five thousand dollars ($25,000) to Mandarin, and an additional amount representing fifty percent (50%) of no less than twenty-five thousand dollars ($25,000) to Promed, in connection with the requirements of regulatory agencies. See Part I, Item 1., "Description of Business--General."

         Recent exploration activity in Alaska has been stimulated by the discovery of low-grade bulk tonnage gold mineralization at the Fort Knox deposit, near Fairbanks. The gold is associated with high concentrations of tungsten and bismuth. Other unaffiliated companies, with gold lode claims in areas adjacent to the Company's gold lode claims, commenced field work on a portion of the adjacent area in July and August 1996. However, the Company does not expect to enter into any mining operations on its gold lode claims until such time as detailed geo-maps and evaluation of existing studies of the gold lode claims are obtained from an independent geo-survey company, at an estimated cost of $160,000. If these studies confirm the valuation that has been represented, the Company intends to raise sufficient capital to fulfill the requirements of the mining project. There can be no assurance, however, as to when, if ever, the company will obtain the necessary capital to fulfill the requirements of the mining project, or whether, or to what extent, the project will be profitable, should operations commence.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries currently is a party to, or owns property subject to, any pending or threatened legal proceedings which, in the opinion of management, are likely to have a material adverse impact on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS OF SECURITY HOLDERS

         None

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is quoted on the bulletin board maintained by the National Association of Securities Dealers, Inc. The following table sets forth the range of high and low bid and asked quotations for the Common stock during the two most recent calendar years ended December 31, 1996 and 1995:



                      High Bid     Low Bid     High Asked     Low Asked
March 31, 1995          5.00         3.00         8.00          3.62
June 30, 1995           3.62         3.50         4.25          3.87
September 30, 1995      3.75         3.62         4.37          4.00
December 31, 1995       5.75         3.50         7.12          4.25

                      High Bid     Low Bid     High Asked     Low Asked
March 31, 1996          5.75         4.25         6.37          5.00
June 30, 1996           5.75         4.62         6.50          5.12
September 30, 1996      7.50         3.00        12.25          5.00
December 31,1996        5.00         1.50         6.00          2.75

         The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 1996, there were broker-dealers publishing quotes for the Common Stock.

         All of the Company's issued stock has been issued pursuant to Rule 144 of the Securities Act and could come into any market which exists under Rule 144.

         As of December 31, 1996 there were 428 holders of the Company's Common Stock. The Company believes there are numerous additional beneficial owners of the Common Stock whose shares are held in "street name".

         In September 1995 the Company declared a 3% stock dividend on its Common Stock. Certain holders of shares of the Common Stock of the Company waived their rights to receive this dividend. As a result, on October 31, 1995, the Company issued a dividend of an aggregate of 21,753 shares of Common Stock to holders of 713,010 shares of the Company's Common Stock.

         In May 1996, the Company declared 3% stock dividend on its Common Stock. As a result, on May 3, 1996, the Company issued a dividend of an aggregate of 83,574 shares of Common Stock to holders of 2,785,813 shares of the Company's Common Stock.

         In June 1996, the Company declared a 3% stock dividend on its Common Stock. As a result, on July 31, 1996, the Company issued a dividend of an aggregate of 86,277 shares of Common Stock to holders of 2,875,906 shares of the Company's Common Stock. The Company does not anticipate payment of any other stock or cash dividends in the foreseeable future.

         The following information sets forth certain information for all securities the Company sold during the past three years without registration under the Securities Act of 1933 (the "Securities Act"). All transactions were effected in reliance on the exemption from registration afforded by Section 4
(2) of the Securities Act for transactions not involving a public offering. There were no underwriters in any of these transactions.

         Pursuant to a Stock Exchange Agreement, dated August 8, 1994, Harcourt Investments issued 250,000 shares of its common stock (representing 80% of its common stock outstanding immediately subsequent to the transaction) to Eastern Rocester Limited, a Hong Kong corporation, in exchange for a 60% interest in the Xinhui JV. After the transaction, Harcourt Investments was 80% held by Eastern Rocester Limited, 2% by Dr. Alan Phan, a director, executive officer and promoter  of  the  Company,  and  18%  by an  unaffiliated  person.  All  of the outstanding common stock of Eastern Rocester Limited subsequently was transferred to Tiana Corporation, of which Dr. Phan beneficially owns 20% of its common stock.

         Dr. Phan acquired ten Harcourt Investments shares in April 1993 for nominal consideration.

         The Company acquired all of the outstanding Harcourt Investments shares for 6,110,337 shares of the Company's Common Stock pursuant to an Agreement and Plan of Reorganization dated November 5, 1994. Dr. Phan received 291,500 of such shares in exchange for his Harcourt Investments shares.

         Pursuant to an Agreement and Plan of Reorganization dated December 1, 1994, the Company acquired all of the outstanding shares of Harcourt Pen from Dr. Phan for 38,625 shares of the Company's Common Stock and 1,000 shares of its Original Preferred Stock.

         On March 27, 1996, the Company acquired a complete line of cosmetics, including inventory, valued at $161,250 and marketed under a brand name, for 12,000 shares of the Company's Common Stock.

         On June 3, 1996, the Company issued 5,000 shares of the Company's Common Stock to Cavaform, Inc. for outstanding liabilities, in the amount of $106,775, on behalf of Xinhui JV.

         On June 3, 1996, the Company issued a total of 1,267 shares of its Common Stock for the purchase of inventory valued at $30,164 to Kenneth Johnson/Marvin Lieberman and Edmund Murray in the amount of 667 shares and 600 shares, respectively.

         On June 11, 1996, the Company issued 112 shares of the Company's Common Stock to Idea International, Inc. in settlement of $2,814 in accounts payable.

         Pursuant to a Sales Agreement dated September 17,1996, the Company acquired a fifty percent (50%) interest in thirty four gold lode claims, valued at approximately $3,000,000 from Promed International, Ltd.
for 649,350 shares of the Company's Common Stock.

         Pursuant to a Sales Agreement dated September 17, 1996, the Company acquired a fifty percent (50%) interest in thirty four gold lode claims, valued at approximately $3,000,000 from Mandarin Overseas Investment Co., Ltd. for 649,350 shares of the Company's Common Stock.

         Pursuant to a Purchase and Sales Agreement, dated September 27, 1996, CKES Acquisitions, Inc., a Nevada corporation, acquired all of the outstanding 25,000 shares of the Company's wholly-owned subsidiary Harcourt Investments for a Secured Promissory Note in the principal sum of $3,000,000, with accrued compound interest at six percent (6%) per annum.

         On September 30, 1996, pursuant to a purchase and Sales Agreement, dated July 8, 1996, and its Addendum, dated August 8, 1996, the Company acquired a commercial real estate project, commonly known as the Peony Gardens Property, located in mainland China, for 4,000,000 shares of the Company's Common Stock, and a Convertible Secured Promissory Note. On September 30, 1996, Pacific Rim Capital received 400,000 shares of the Company's Common Stock and Philip Cavana received 200,000 shares of the Company's Common Stock for $1,000,000 in brokerage fees in connection with this purchase.

         On September 30, 1996, pursuant to a Resolution of the Company's Board of Directors, the Company issued 425,000 shares of the Company's Common Stock to Pacific Rim Capital on account of funds advanced in the amount of $271,395 during the January 1, 1996 to September 30, 1996 period.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

See Part II, Item 7, "Financial Statements".

ITEM 7.  FINANCIAL STATEMENTS

The audited consolidated financial statements of Hartcourt Companies, Inc. and Subsidiaries as of December 31, 1996 and 1995 are omitted from this 10K-SB filing due to a delay in the parents' subsidiary completing its audit for the period ending December 31, 1996. Management estimates that the subsidiary audit will be completed in three to four weeks or there abouts. However, no assurance can be given at this time with regards to this completion date.

Once the audit is complete, an amended 10K-SB/A will be filed with the audited statements along with the Accountants Report immediately.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth certain information about the directors and executive officers of the Company.

Name                   Age   Position
----                   ---   --------
Dr. Alan V. Phan       51    Chairman of the Board, President,
                             Chief Executive Officer and Chief Financial Officer

Frederic Cohn          57    Secretary, Treasurer and Director

Kenneth Silva          70    Vice-President, Marketing and Sales and Director

Michael L. Caruana     53    Director

James De Rosa          65    Director

Dr. Alan V. Phan is the founder of the Company and has been Chairman, President, Chief Executive Officer and Chief Financial Officer since November 1993. He also is the founder of Harcourt Investments and Hartcourt Pen. See Part I, Item 1, "Description of Business--General." From 1986 to October 1993, Dr. Phan was the owner of Hartcourt Consulting, an export management firm and, from 1980 to 1986, he was the Executive Vice President of EM Kay Group (which owned Magic Marker Industries). In addition to his activities in the export and writing instrument business, Dr. Phan has been involved in gold mining operations, as manager in the Phillippines (1971-1972) for Eisenberg Group, a company located in Israel. He was active in the real estate industry from 1976 until 1982 as owner of Alpha Development, a California real estate company. Dr. Phan received his academic training and degrees at Pennsylvania State University (1967), and Sussex College of Technology, Sussex England (1975).

         Frederic Cohn has been a director and Secretary since November 1993. He is responsible for all financial, tax, accounting, personnel, management information system and administrative functions. From 1990 to 1993, Mr. Cohn was the President and Chief Executive Officer of Aladdin Enterprises, Inc., an entertainment equipment leasing firm, located in Santa Monica, California. Mr. Cohn is a graduate of New York Law School (1978).

         Kenneth Silva has been Vice President, Sales and Marketing and a director, since January 1996. Prior to joining the Company, Mr. Silva was a Vice President and a Manager for a number of banks, including Capital National Bank (two years), Bank of Downey (four years), Interstate Bank (10 years), and 22 years at Wells Fargo Bank where he served as Vice President of Business Development. Mr. Silva holds a B.A. degree in accounting and banking from Armstrong College in San Francisco, California (1964), and attended graduate courses at American Institute of Banking.

         Michael L. Caruana has been a director since June 1994. Mr. Caruana is a graduate of California State University at Long Beach (1972) with a degree in engineering. He currently is the President, Chief Executive Officer and majority owner of Pego Systems, Inc., an engineering and industrial equipment manufacturing company, and has held various positions with Pego since 1975. See
Part I, Item 1, "Description of Business-General" and Part III, Item 12, "Certain Relationships and Related Transactions."

         James De Rosa has been a director of the Company since September 1996. A graduate of Tufts College (1960), and Suffolk Law School, Boston, Massachusetts (1963), Mr. De Rosa is a Real Estate investor and developer and has been active in the real estate business since 1974. Mr. De Rosa is President of De Rosa Properties, Inc.

         Directors serve for a term of one year or until their successors are elected and qualified. Directors do not receive any cash compensation for serving as such, although the Company is contemplating the adoption of a plan to compensate directors through the issuance of shares of Common Stock. The terms of such a plan currently are under consideration and there can be no assurance as to when, if ever, it will be implemented.

         Executive officers are appointed by and serve at the will of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of the Company.

         As the sole holder of the 1,000 outstanding shares of Original Preferred Stock, Dr. Phan is entitled to elect 3/5 of the number of members of the Company's Board of Directors, whereas the holders of the outstanding shares of Common Stock are entitled to elect 2/5 of that number. See Part I, Item 8, "Description of Securities" for more information about the rights of the Common, and Original Preferred stockholders.

         By virtue of his activities in founding and organizing the Company, as well as his beneficial ownership of its voting securities, Dr. Phan may be deemed to be a "promoter" of the Company.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following summary compensation table sets forth certain information regarding compensation paid during each of the three fiscal years ended December 31,1996, 1995 and 1994 to the person serving as the Company's Chief Executive Officer during the years ended December 31, 1996. No annual compensation in excess of $100,000 was awarded to, earned by or paid to any director or executive officer of the Company for services rendered in any/all capacity/ies in any of the fiscal years indicated.

Name and Principal Position                  Fiscal Year          Annual Salary
---------------------------                  -----------          -------------
Dr. Alan V. Phan, Chief Executive Officer       1996                 $100,000
                                                1995                 $ 70,000
                                                1994                 $ 35,000

         There is no employment agreement with any executive officer. There are no salary, bonus or incentive plans covering cash or securities except the Company's 1995 Stock Option Plan (the "Plan"). Under the Plan, incentive and non-qualified stock options may be granted to directors, officers and key employees to purchase up to 2,000,000 shares of Common Stock at an option price not less than the fair market value of the stock at the time the option is granted; the option period shall not exceed ten years from the date of grant. Except in the case of the death or disability of an option holder, vested options lapse 90 days following termination of continuous employment by the Company. Vested options lapse one year after the death or disability of an option holder. No options have been granted under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of December 31, 1996 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.

Name and Address of             Amount and Nature of                Percent of
Beneficial Owner                Beneficial Ownership (1) (2)        Common Stock
-------------------             ----------------------------        ------------
Dr. Alan V. Phan                     1,478,878  (3)                    14.0%
19104 South Norwalk Boulevard
Artesia, California 90701

Frederic Cohn                            1,609                           *
19104 South Norwalk Boulevard
Artesia, CA 90701

Michael L. Caruana                       1,609                           *
19104 South Norwalk Boulevard
Artesia, CA 90701

James De Rosa                            1,609                           *
19104 South Norwalk Boulevard
Artesia, CA 90701

Philadep & Co.                         617,989                          5.8%
P.O. Box 15891
Philadelphia, PA 19103-0891

CEDE & Co.                             536,351                          5.1%
55 Water Street 2SL
New York, NY 10041

Tiana Corporation                    1,022,949  (4) (5)                 9.7%
Kai Tak Commercial Building
Room 704A
317 Des Voeux Road Central
Hong Kong, China

NuOasis International, Inc.          4,000,000                         37.8%
2 Park Plaza, Suite 470
Irvine, California 92714

All officers and directors
as a group                           1,483,705                         14.1%


*        Less than 1%

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Common Stock indicated. Beneficial ownership is calculated in accordance with Rule 13-d-3(d) under the Securities Exchange Act of 1934, as amended.

(2)      Except as otherwise indicated, shares held are Common Stock.

(3) Includes (i) an aggregate of 1,000,000 shares issuable upon conversion of 1,000 shares of Original Preferred Stock and (ii) an aggregate of 171,718 shares held by two sons who reside with Dr. Phan when not attending college and law school, respectively. the sole holder of the 1,000 outstanding shares of Original Preferred Stock, Dr. Phan is entitled to elect 3/5 of the number of members of the Company's Board of Directors.

(4)      As the owner of 204,589 shares of stock in Tiana corporation,  Dr. Alan
         V. Phan's son, Art Phan, holds a 20% interest in Tiana Corporation. Dr. Phan disclaims any beneficial ownership in these shares.

(5)      Tiana  Corporation  is a British Virgin  Islands  corporation  owned by
         various  Asian  business  groups  located  in  Hong  Kong,   Singapore,
         Malaysia, and Indonesia.

The Company is not aware of any arrangement which might result in a change in control in the future.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Dr. Alan Phan, a director, executive officer and promoter of the Company, acquired ten shares of Hartcourt Investments for nominal consideration upon its organization in April 1993. Pursuant to a stock exchange agreement dated August 8, 1994 with Eastern Rocester Limited, Harcourt Investments acquired a 60% interest in the Xinhui JV in exchange for 250,000 shares of Harcourt Investments common stock, representing 80% of the common stock of Harcourt Investments outstanding immediately subsequent to the transaction. After giving effect to this transaction, Harcourt Investments was held 80% by Eastern Rocester Limited, 3% by Dr. Phan and 18% by an unaffiliated person. See
Part I, Item I, "Description of Business--General" and Part III, Item 9, "Directors, Executive Officers, Promoters and Control Persons."

         The  Company  acquired  all  of  the  outstanding  shares  of  Harcourt
Investments in exchange for 6,110,337 shares of the Company's Common Stock pursuant to an Agreement and Plan of Reorganization dated November 5, 1994. In connection with this transaction, Dr. Phan received 38,625 of such shares. Michael Caruana, who currently serves as a director of the Company, was Vice President of the Company at the time of this transaction. See Part I, Item 1, "Description of business--General" and Part III, Item 9, "Directors, Executive Officers, Promoters and Control Persons.

         Dr. Phan acquired ten shares of Hartcourt Pen for nominal consideration upon its organization in October 1993. All of the outstanding shares of Hartcourt Pen were acquired by the Company pursuant to an Agreement and Plan of Reorganization dated December 1, 1994. As the sole stockholder of Hartcourt Pen, Dr. Phan received all 38,625 shares of the Company's Common Stock and 1,000 shares of Original Preferred Stock issued by the Company in connection with this transaction. See Part I, Item 1, "Description of Business--General" and Part III, Item 9, "Directors, Executive Officers, Promoters, and Control Persons."

         During 1994 and 1995, the Company made advances in the aggregate amount of $168,575 to the Company's joint venture partner in the Xinhui JV. All of these advances are non-interest bearing and due on demand.

         During  1994  and  1995,   Pacific  Rim  Capital   ("Pacific  Rim"),  a
non-affiliated financier for the Company advanced a total of $272,416 to the Company. The advance was unsecured, bearing interest at the rate of 24% per annum and subject to no fixed repayment terms. On September 30, 1996, Pacific Rim agreed to convert this loan for 425,000 shares of the Company's Common Stock.

         In June 1995, the Company entered into an Agreement and Plan of Reorganization with Pego Systems, Inc. to acquire all of the outstanding shares of Pego common stock in exchange for 1,500,000 shares of the Company's Class A Preferred Stock. The transaction was terminated prior to its completion. The owner of Pego, Michael L. Caruana is a current director of the Company.


                                    PART IV.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

Exhibit No.                  Description of Document
-----------                  -----------------------
     2.01         Agreement and Plan of Reorganization, dated November
                    5, 1994 among Stardust, Inc.-Production-Recording-Promotion, Harcourt Investments (USA) Inc. ("Harcourt USA") and the shareholders of Harcourt USA. (1)

     2.02         Agreement and Plan or Reorganization dated December 1, 1994
                    Among Harcourt USA. The Hartcourt Pen Factory, Inc. ("Hartcourt Pen") and the Hartcourt Pen shareholder. (1)

     3.01         Articles of Incorporation of the Company, as amended. (1)

     3.02         Bylaws of the Company. (1)

     3.03         Amendment to the Bylaws of the Company. (1)

     4.01         Articles of Amendment to Articles of Incorporation of the
                    Company regarding the Creation of Preferred Stock and the Statement of Rights and Preferences of Common Stock, Original Preferred Stock and Class A Preferred Stock. (1)

    10.01         Lease between the Company and Larry M. Mitobe for the
                    Company's headquarters facility, dated April 9, 1996. (1)

    10.02         Equipment Lease between Harcourt USA and Anja
                    Engineering Corporation, dated April 4, 1994. (1)

    10.03         Stock Exchange Agreement between Harcourt USA
                    and Eastern Rocester, dated August 8, 1994. (1)

    10.04         1995 Stock Option Plan. (1)

    10.05         Purchase Contract between The Hartcourt Companies, Inc.
                    and Exceptional Specialty Products, Inc., dated March 21, 1996. (1)

    10.06         Purchase and Sale Agreement, dated August 8, 1996,
                    between The Hartcourt Companies, Inc. and NuOasis International, Inc., and Addendum to Purchase and Sale Contract. (1)

    10.07         Convertible Secured Promissory Note, dated August 8, 1996, in connection with Purchase and Sale Agreement, dated August 8, 1996 between The Hartcourt Companies, Inc. and NuOasis International, Inc. (1)

    10.08         Convertible Secured Promissory Note, dated August 8, 1996, in connection with Purchase and Sale Agreement, dated August 8, 1996 between The Hartcourt Companies, Inc. and NuOasis International, Inc., as amended. (1)

    10.09         Sales Agreement, dated September 17, 1996, between The
                    Hartcourt Companies, Inc. and Promed International, Ltd. (1)

    10.10         Sales Agreement, dated September 17, 1996, between The
                    Hartcourt Companies, Inc. and Mandarin Overseas Investment Co., Ltd. (1)

    10.11         Purchase and Sale Agreement, dated September 27, 1996,
                    between The Harcourt Companies, Inc. and CKES Acquisitions, Inc. (1)

    10.12         Secured   Promissory   Note,  dated  September  27,  1996,  in
                    connection with Purchase and Sale Agreement between The Hartcourt Companies, Inc. and CKES Acquisitions, Inc. (1)

    10.13         Consulting   Agreement,   dated  December  30,  1996,  between
                    Hartcourt Companies, Inc. and American Equities LLC, a California limited liability company.

    21.01         Subsidiaries of the Company. (1)

    27.01         Financial Data Schedule. (1)

Pursuant to Rule 12b-32 under Securities and Exchange Act of 1934, as amended.

(1) Incorporated by reference to the Registrant's Registration Statement on Form 10 and exhibits thereto, as filed with the Securities and Exchange Commission, Registration Number 001-12671 and which was declared effective on March 24, 1997.

(b)   Reports on Form 8-K - none

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         The Registrant did not send an Annual Report covering the fiscal year ending December 31, 1996 nor did it send proxy materials to security holders. If such report and proxy materials are mailed to security holders, the Registrant shall furnish to the Commission, for its information, four (4) copies of the Annual Report to security holders and four (4) copies of the proxy materials.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              THE HARTCOURT COMPANIES, INC.




Date:    April 15, 1997                          By:/s/ Alan V. Phan
                                                 ----------------
                                                 Alan V. Phan, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                       Title                           Date
     ---------                       -----                           ----

/s/ Alan V. Phan              Chairman of the Board,             April 15, 1997
---------------------         President, Chief Executive
Alan V. Phan                  Officer and Chief Financial
                              Officer

/s/ Frederick Cohn            Secretary, Treasurer and           April 15, 1997
---------------------         Director
Frederic Cohn

/s/ Kenneth Silva             Vice President, Marketing          April 15, 1997
---------------------         and Sales and Director
Kenneth Silva

/s/ Michael Caruana           Director                           April 15, 1997
---------------------
Michael Caruana

/s/ James De Rosa             Director                           April 15, 1997
---------------------
James De Rosa

Exhibit 10.13

                              CONSULTING AGREEMENT

         This Consulting Agreement (the "Agreement") is entered into on December 30, 1996, by and between Hartcourt Companies, Inc., a Utah corporation and its subsidiaries or affiliates (the "Company"), and American Equities LLC, a California limited liability company ("Consultant").

         WHEREAS, the Company's desires to acquire, manage and develop a large real estate portfolio for its real estate division (the "Business"), including, but not limited to, office, retail, industrial and multi-family properties, and raw land;

         WHEREAS, the Company recognizes that the Consultant can contribute to the acquisition, management and development of a real estate portfolio;

         WHEREAS, the Company believes it to be important both to the future prosperity of the Business and to the Company's general interest to retain
Consultant as an exclusive consultant to the Company and have Consultant available to the Company for consulting services in the manner and subject to the terms, covenants, and conditions set forth herein;

         WHEREAS, the Company and Consultant have entered into that agreement dated December 20, 1996 which contains a summary of the provisions herein (the "Term Sheet") and hereby desire to more fully document the agreement contained in the Term Sheet in accordance with the provisions therein; and

         WHEREAS, in order to accomplish the foregoing, the Company and Consultant desire to enter into this Agreement, effective on January 1, 1997, to provide certain assurances as set forth herein.

         NOW THEREFORE, in view of the foregoing and in consideration of the premises and mutual representations, warranties, covenants and promises contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound hereby agree as follows:

1. RETENTION. The Company hereby retains the Consultant during the Consulting Period (as defined in Section 2 below), and Consultant hereby agrees to be so retained by the Company, all subject to the terms and provisions of this Agreement.

2. CONSULTING PERIOD. The Consulting Period shall commence on January 1, 1997 and terminate no earlier than December 31, 2001. After December 31, 2001, either party may terminate this agreement upon at least 30 days written notice.

3. DUTIES OF CONSULTANT. During the Consulting Period, the Consultant shall use reasonable and best efforts to perform those actions and responsibilities necessary to analyze, purchase, sell, refinance and manage real property (the "Services"), throughout the world. Consultant shall render such services diligently and to the best of its ability. Consultant shall report to Dr. Alan V. Phan, President. Consultant shall present various opportunities to the Company, and the Company shall be under no obligation to accept such opportunities. The Company shall not retain or hire any other person to perform services similar or related to the Services, including but not limited to, real estate brokers, mortgage brokers or property managers. The Company shall provide all necessary financing required in order to purchase properties approved by the Company, including cash or freely tradable or restricted securities. Such securities may include freely tradable Common Stock, restricted Common Stock, preferred stock in the Company, debt, convertible debt or any other security.

4. OTHER ACTIVITIES OF CONSULTANT. The Company recognizes the Consultant shall perform only those services that are reasonably required to accomplish the goals and objectives set forth herein, and that Consultant shall provide services to other businesses and entities other than the Company. Consultant shall be free to directly or indirectly own, manage, operate, join, purchase, organize or take preparatory steps for the organization of, build, control, finance acquire, lease or invest or participate in the ownership, management, operation, control or financing of, or be connected as an officer, director, employee, partner, principal, manager, agent, representative, associate, consultant, investor, advisor or otherwise with (collectively, be "Affiliated" with), any business or enterprise, or permit its name or any part thereof to be used in connection with any business or enterprise engaged in any business, including but not limited to, any business that is the same as, substantially similar to or otherwise competitive with, adverse, to affiliated with, or otherwise related to the Company. Consultant may be Affiliated with any entity which may provide services to the Company. In the event Consultant is Affiliated with any entity which proposes to sell real property to, or purchase real property from, the Company, Consultant shall disclose the nature of such relationship to the Company prior to the Company making any decision, and shall obtain the approval of the Company, which approval shall be conclusively deemed granted upon written notice from Dr. Alan V. Phan or his or the Company's designated representative. The Company hereby waives any conflict of interest that may arise from a relationship between Consultant and any entity which Consultant is Affiliated with. This Agreement may be assigned by Consultant to an entity designated by Consultant, whether Affiliated or not Affiliated with Consultant, and wherever located.


         Consultant shall present any real estate project which it is considering acquiring for its own account first to the Company, and Consultant hereby grants to the Company an exclusive right to acquire any such real estate project prior to Consultant making such acquisition for its own account. In the event that the Company elects not to go forward with said acquisition of real property, Consultant may, in and for its own account, acquire said property.

5. COMPENSATION. In consideration for Consultant entering into this Agreement, the Company shall compensate Consultant as follows:

         a.   MONTHLY FEES AND BENEFITS:
              i. Retainer. The Company shall pay to Consultant a non-refundable monthly retainer of $5,000.

              ii. Expenses. The Company shall pay all such expenses reasonably incurred during the Consulting Period by the Consultant for business purposes related to or in furtherance of the goals and objectives of the Company and/or the provision of the Services (collectively, "Company Purposes"), including, without limitation, expenses incurred with respect to the Consultant's travel (including business class travel for flights of less than three hours and first class travel for flights of three hours or more), meals and entertainment and other customary and reasonable expenses for Company Purposes. The Company shall pay such expenses directly, or, upon submission of bills, receipts and/or vouchers by the Consultant, by direct reimbursement to the Consultant.

              iii. Automobile Allowance. The Company shall pay to Consultant an automobile allowance of $750 per month, and shall pay for fuel, maintenance and automobile insurance. The Company acknowledges that Consultant may have a master
                    automobile   insurance   policy   covering   more  than  one
                    automobile, and that, for purposes of this paragraph, Consultant will reasonably determine the portion of the insurance premium to be allocated to the automobile used by Consultant for Company Purposes.

              iv. Benefit Plans. Two employees of Consultant, which shall be designated by Consultant, shall be entitled to participated in and receive benefits under any retirement plan, health and dental plan, disability plan and life insurance plan or employee benefit plan or arrangement currently or in the future made available by the Company to its employees and/or consultants ("Benefit Plans") and to which Consultant is eligible, in accordance with the terms, conditions and overall administration of such Benefit Plans; provided, however, that if under the terms of any Benefit Plan, the Company shall provide the Consultant with benefits that are substantially similar to the benefits that would have been provided under such Benefit Plan. At the Company's option, and with at least 30 days notice, in lieu of providing the benefits under any or all of the Benefit Plans, the Company may elect to pay to the Consultant a monthly amount equal to the Company's cost of providing such benefits to Consultant. Nothing in this Agreement shall limit the Company's ability to adopt, terminate or amend any such benefits at any time provided the Consultant is provided with benefits that are at least substantially similar to the benefits provided prior to such adoption, amendment or termination. Any Benefit Plans that are determined according to annual compensation shall be calculated assuming an annual salary of $250,000 for each of Consultant's two designated employees.

         b. ADVANCE. The Company shall pay to the Consultant the following advance and Warrants (as defined below). The Warrants and any unearned portion of the advance described in this section shall not be refundable and shall be considered earned by Consultant in the event the Agreement is terminated by the Company, with or without cause.

              i. The Company shall transfer or cause to be transferred 1,000,000 shares of the Company's common stock (the "Common Stock") as an advance against future fees to be earned from the acquisition, sale or refinance of real property, or any other fees due and payable hereunder. Such Common Stock shall not be freely tradable. The Company shall be obligated to prepare and file a registration statement (the "Registration Statement") and amendments thereto, with the Securities and Exchange Commission (the "Commission") for the registration of the Common Stock under the Securities and Exchange Act of 1933 (the "Act)") and shall be obligated to cause such registration statement, and amendments thereto, to be declared effective by the Commission on or prior to May 1, 1997. The Company shall be obligated to the Consultant to continually maintain, at the Company's own expense, the currency and effectiveness of such registration statement of the Company, including the filing of any and all applications and other notifications, filings and post effective amendments and supplements (collectively, the "Current Registration Statement"), as may be necessary, so as to permit the resale of the Common Stock until the earlier of the time that all shares of Common Stock have been sold pursuant to the Current Registration Statement or two years from the date of the effectiveness of the Registration Statement. In lieu of filing such Registration Statement, the Company may exchange the Common Stock for common stock of the Company, which is freely tradable pursuant to a registration statement filed on Form S-8. As fees are earned pursuant to paragraph 5(d) below, the advance will be considered earned at the rate equal to the Bid Price on the date prior to the date of this Agreement. For example, if the Bid Price on the date prior to the execution of this Agreement was $3.00, then the advance will have been earned after the Consultant will have become entitled to $3,000,000 of fees pursuant to paragraph 5(d) below.

         c. WARRANTS. The Company shall issue warrants to purchase Common Stock (the "Warrants"), which shall vest immediately, and which may be exercised by Consultant at any time through the payment of cash or a promissory note bearing interest at six percent (6%) per annum, at Consultant's option. The exercise price of the Warrants shall be based on the closing bid price of the Common Stock as quoted on the NASDAQ Bulletin Board, or such other U.S. stock market as it shall be quoted on, on the day prior to the date of this Agreement (the "Bid Price"). The Company shall, at its sole expense, cause the Common Stock underlying the Warrants to be registered with the Securities and Exchange Commission upon demand, or upon the first registration of any of the Common Stock of the Company after the date of this Agreement. In the event the Company issues or sells Common Stock or any other equity securities of the Company after the date of this agreement to any party other than Consultant for cash consideration or non-cash consideration which has a fair value below the closing bid price as of the date prior to such issuance or sale, the terms of the Warrants herein shall be adjusted so as to protect Consultant against any dilution of its interest in the Common Stock underlying the Warrants. Within five business days of the execution of this Agreement, the Company shall issue the following Warrants to Consultant and/or its assignee:

              i.    400,000 Warrants at 20% of the Bid Brice
              ii.   400,000 Warrants at 40% of the Bid Price
              iii.  400,000 Warrants at the Bid Price
              iv.   400,000 Warrants at 120% of the Bid Price
              v.    400,000 Warrants at 140% of the Bid Price

         d. ACQUISITION AND DISPOSITION FEES. The Company shall pay to the Consultant the following fees for the acquisition or sale of real property in each year during the Consulting Period, which fees may be paid in cash or Common Stock at the closing of each transaction:
              i. Six percent (6%) of the first 100,000,000 of gross purchase or sale price in each year;
              ii. Five percent (5%) of the second $100,000,000 of gross purchase or sale price in each year;
              iii. Four percent (4%) of the third $100,000,000 of gross purchase or sale price in each year;
              iv. Three percent (3%) of the fourth $1,000,000 of gross purchase or sale price in each year;
              v. Two percent (2%) of the fifth $1,000,000 of gross purchase or sale price in each year;
              vi. 1%of the aggregate gross purchase and sales prices in each year during the Consulting Period in excess of $600,000,000 on any one year.

         e. PROPERTY MANAGEMENT, ASSET MANAGEMENT AND REFINANCING FEES. The Company shall pay to Consultant the following fees for services to be provided:

              i. Management Fee: Six percent (6%) of all gross income or receipts from all properties owned or controlled by the Company ("Company Properties"), including, but not limited to, rental fees, storage fees, application fees and any other operating income.

              ii.   Asset  Management  Fee:  One  percent  (1%) per annum of the gross value of all real property assets owned by the Company, including, but not limited to, all Company Properties.
              iii. Refinancing Fee: One percent (1%) of the gross amount of all refinancings that take place on any of the real property assets owned or controlled by the Company.
              iv. All fees under this section shall be payable monthly commencing January 1, 1997. In the event the Company shall defer payment of such fees, for a maximum of six months from January 1, 1997, the deferred fees shall accrue interest at 1% per month.

         f. THIRD PARTY COMMISSIONS. Consultant and/or its Affiliates shall be entitled to share in any fees or commissions payable by third parties on any transaction contemplated herein, including, but not limited to, real estate or mortgage brokerage commissions payable by third party sellers or purchasers arising from any acquisition or sale of real property by the Company (a "Commission"). The Company hereby waives any conflict of interest that may arise due to any transaction wherein Consultant receives such a Commission, including, but not limited to, any conflict of interest which may arise as a result of the dual representation by Consultant of the seller or purchaser of real property on the one hand, and the Company on the other. The Company acknowledges that, from time to time, the Consultant may present to the Company as a possible acquisition real property owned or controlled by Consultant. Consultant shall fully disclose to the Company the nature of Consultant's interest in such real property prior to the Company entering into any agreement to purchase said real property. In cases in which Consultant owns or controls all or any part of real property which has been presented to the Company as a possible acquisition, the Company is encouraged, and shall have the right to retain an unaffiliated consultant to assist the Company in evaluating that property only.


6. OFFICE AND STAFF. The Company shall provide Consultant with a reasonable office and staff, along with the necessary costs and expenses to carry out the objectives of the Company. Such office and staff shall be commensurate with the offices and staff reasonably required by other companies with similar real estate assets and operations. It is acknowledged that until such time as additional office space and personnel are needed to service the real estate operations of, and properties acquired by, the Company, the Company will provide an executive suite to Consultant in the West Los Angeles area at an approximate cost of $2,000 per month, plus operating expenses including, but not limited to, telephone (including cellular), utility, facsimile and copy machine charges as well as required office staff.


7. TERMINATION. Subject to the cure provisions contained herein, the Company may terminate the Consulting Period upon written notice for Cause at any time. Cause shall mean that during the Consulting Period, the Consultant engaged in gross and willful misconduct that is materially and significantly injurious to the Company, and, after written notice of such conduct, Consultant has failed to cease such conduct within not less than 30 days. Any termination pursuant to this section shall be communicated by written Notice of Intended Termination. For purposes of this Agreement, a "Notice of Intended Termination" shall mean a notice which shall clearly state the specific termination provision in this Agreement relied upon and shall set forth in reasonable and specific detail the facts and circumstances claimed to provide a basis for termination of the Consulting Period. No Notice of Intended Termination shall be valid unless it is signed by the entire board of directors of the Company (the "Board").


         a. Not less than 15 days after receipt of the Notice of Intended Termination, Consultant shall have the opportunity to a full, complete and fair hearing in the presence of the entire Board. The

              Board shall present to Consultant its reasons for the termination, including the specific actions, inactions, omissions or other facts relied upon by the Board in making its determination that Consultant has engaged in gross and willful misconduct and that the Company has the right to terminate this Agreement for Cause. Consultant shall have the right to rebut any evidence or allegations of wrongdoing and shall have the right to be represented by counsel of Consultant's choice at such hearing. After such hearing, should the Board determine that this Agreement shall be terminated for Cause, it shall issue a written Final Notice of Termination to Consultant, signed by all members of the Board, setting forth in detail the specific facts, conclusions and findings of the Board in determining that Cause exists for the termination of this Agreement. The Final Notice of Termination shall contain an effective termination date, which effective termination date shall be no less than thirty (30) days from the date of the Final Notice of Termination.

         b. For a term of one (1) year, in the event the Company terminates this Agreement, then the Company shall pay to Consultant, as liquidated damages, 87,500 shares of freely tradable Common Stock for each month or fraction thereof commencing with January 1, 1997 through the effective date of such termination, up to a maximum of 1,000,000 shares. All compensation paid to Consultant pursuant to
              Section 5 hereof shall be deemed earned, including, but not limited to, the Warrants; provided, however, that after Company has delivered the liquidated damages as described above, Consultant shall return to Company the unearned portion of the 1,000,000 shares advanced to Consultant pursuant to Section 5(a).

8. NOTICE. Any notice required, permitted or desired to be given pursuant to any of the provisions of this Agreement shall be deemed to have been sufficiently given or served for all purposes if delivered in person or sent by certified mail, return receipt requested, postage and fees prepaid, or by national overnight delivery prepaid service to the parties at their addresses set forth above. Copies of notices to Consultant shall be sent to the attention of Reid Breitman, Esq. at the address below. Notice to Consultant shall be sent to Consultant at the address below. Any party hereto may at any time and from time to time hereafter change the address to which notice shall be sent hereunder by notice to the other party given under this paragraph. The date of the giving of any notice sent by mail shall be the day two days after the posting of the mail, except that notice of an address change shall be deemed given when received. The addresses of the parties are as follows:

         TO CONSULTANT:                     With a Copy to:
         AMERICAN EQUITIES, LLC             Reid Breitman, Esq.
         1860 N. Fuller Avenue, #401        Kaye, Scholer, Fierman,
         Los Angeles, California 90046      Hays & Handler LLP
         Telephone: (213) 850-1478          1999 Avenue of the Stars, 17th Floor
                                            Los Angeles, California 90067
                                            Telephone: (310) 788-1077


         TO THE COMPANY:
         Dr. Alan V. Phan, President
         Hartcourt Companies, Inc.
         19104 S. Norwalk Blvd.
         Artesia, California 90701
         Telephone: (310) 403-1126
         Facsimile: (310) 403-1130

9. WAIVER. No course of dealing nor any delay on the part of either party in exercising any rights hereunder will operate as a waiver of any rights of such party. No waiver of any default or breach of this Agreement or application of any term, covenant or provision hereof shall be deemed a continuing waiver or a waiver of any other breach or default or the waiver of any other application of any term, covenant or provision.

10. DEFINITION OF "REASONABLE AND BEST EFFORTS". Reasonable and best efforts shall not include the payment of any non-reimbursable out-of-pocket costs or other payments by Consultant. Consultant shall not guarantee, make any representation concerning (which representation would survive the closing of any escrow or other transaction) or warrant (1) the condition, performance, value, or profitability of any real property purchased, sold by, or otherwise considered for purchase by the Company; (2) the validity, marketability or insurability of any title to any real property purchased, sold by, or otherwise considered for purchase by the Company; (3) the validity, enforceability or value of any leases of or pertaining to all or any part of any real property purchased, sold by, or otherwise considered for purchase by the Company; (4) the market value of any real property purchased, sold by, or otherwise considered for purchase by the Company; (5) the ability to finance, refinance or otherwise mortgage or encumber any real property purchased, sold by, or otherwise considered for purchase by the Company; or (6) that Consultant will find or present any real property which the Company will consider, approve or ultimately purchase or be able to purchase.

11.      SUCCESSORS;  BINDING  AGREEMENTS.  Prior  to the  effectiveness  of any succession (whether direct or indirect, by purchase, merger consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, the Company will require the successor to expressly assume and agree to perform it if no such succession had occurred. As used in this Agreement, "Company" shall mean the Company as defined above and any successor to its business and/or assets which executes and delivers the Agreement provided for in this Section 10 or which otherwise becomes bound by all the terms and provisions of this agreement by operation of law.

12.      SURVIVAL OF TERMS.  Notwithstanding  the  termination of this Agreement
         for  whatever  reason,   the  provisions   hereof  shall  survive  such
         termination, unless the context requires otherwise.

13. COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument. Any signature by facsimile shall be valid and binding as if an original signature were delivered.

14. CAPTIONS. The caption headings in this Agreement are for convenience of reference only and are not intended and shall not be construed as having any substantive effect.

15. GOVERNING LAW. This Agreement shall be governed, interpreted and construed in accordance with the laws of the state of California applicable to agreements entered into and to be performed entirely therein. Any suit, action or proceeding with respect to this Agreement shall be brought exclusively in the state courts of the State of California or in the federal courts of the United States which are located in Los Angeles, California. The parties hereto hereby agree to submit to the jurisdiction and venue of such courts for the purposes hereof. Each party agrees that, to the extent permitted by law, the losing party in a suit, action or proceeding in connection herewith shall pay the prevailing party its reasonable attorneys' fees incurred in connection therewith.

16. ENTIRE AGREEMENT/MODIFICATIONS. This Agreement constitutes the entire agreement between the parties and supersedes all prior understandings and agreements, whether oral or written regarding Consultant's retention by the Company, including, but not limited to, the Term Sheet. This Agreement shall not be altered or modified except in writing, duly executed by the parties hereto.

17. WARRANTY. The Company and Consultant each hereby warrant and agree that each is free to enter into this Agreement, that the parties signing below are duly authorized and directed to execute this agreement, and that this Agreement is a valid, binding and enforceable against the parties hereto.

18. SEVERABILITY. If any term, covenant or provision, or any part thereof, is found by any court of competent jurisdiction to be invalid, illegal or unenforceable in any respect, the same shall not affect the remainder of such term, covenant or provision, any other terms, covenants or provisions or any subsequent application of such term, covenant or provision which shall be given the maximum effect possible without regard to the invalid, illegal or unenforceable term, covenant or provision, the parties hereto intend that there shall be added as part of this Agreement a term, covenant or provision as similar in terms to such invalid, illegal or unenforceable term, covenant of provision, or part thereof, as may be possible and be valid, legal and enforceable.

         IN WITNESS HEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first written above.


AMERICAN EQUITIES LLC                         HARTCOURT COMPANIES, INC.



By: /s/ Reid Breitman                         By: /s/ Alan V. Phan
-----------------------                       --------------------------
Reid Breitman, President                      Dr. Alan V. Phan, President

                        ADDENDUM TO CONSULTING AGREEMENT


         This Addendum to Consulting Agreement is entered into on December 30, 1996, by and between Hartcourt Companies, Inc., a Utah corporation and its subsidiaries or affiliates (the "Company"), and American Equities LLC, a California limited liability company ("Consultant").

         The parties hereby acknowledge that the "Bid Price," as defined in the Consulting Agreement, is One Dollar and Fifty Cents ($1.50).

         IN WITNESS HEREOF, the parties hereto have duly executed and delivered this Addendum as of the day and year first above written.


AMERICAN EQUITIES LLC                                HARTCOURT COMPANIES, INC.


By: /s/ Reid Breitman                                By: /s/ Alan V. Phan
---------------------                                --------------------
Reid Breitman, President                             Dr. Alan V. Phan, President

December 20, 1996


Dr. Alan Phan
Hartcourt Investments, Inc.
19104 S. Norwalk Blvd.
Artesia, California 90701

         Re:      American Equities LLC Consulting Agreement

Dear Dr. Phan:

         This letter shall clarify certain issues raised by you in connection with the consulting agreement (the "Consulting Agreement") between American Equities LLC ("American Equities") and Hartcourt Investments, Inc. ("Hartcourt") and shall be incorporated as part of such Consulting Agreement reached on December 20, 1996. Hartcourt and American Equities agree to the following:

         1. Exclusivity. All real estate purchases shall be for Harcourt only. Not to go forward with said property, Consultant agrees not to purchase said property.

         2. Minimum Performance Objective. Consultant shall have increased the assets and/or market capitalization of Harcourt by a minimum of $50,000,000 by December 31, 1997. In the event Consultant shall not meet this minimum performance objective, Consultant shall return that portion of the 1,000,000 shares of Common Stock advanced to Consultant, valued at $.50 per share, which has not been earned pursuant to the terms set forth in the Consultant Agreement, or shall pay to Hartcourt the sum equal to the number of shares unearned multiplied by $0.50. For purposes of the minimum performance objective, the assets of Hartcourt shall be defined as all assets that Hartcourt acquires of any kind, including real estate, other operating companies, all other tangible and intangible assets, and any increase in the market capitalization of Hartcourt. The market capitalization as of December 17, 1996 is agreed to be $18,569,432. Therefore, if the market capitalization of Hartcourt exceeds
$68,569,432 at any time, or if the total assets of Hartcourt exceeds approximately $82,000,000 at any time, or, if in the aggregate, the total assets plus market capitalization of Hartcourt shall exceed $100,500,000 at any time, this minimum performance objective will have been satisfied. To the extent any assets are sold or removed from Hartcourt's balance sheet, this calculation will be adjusted to the extent of the dollar value of such sale or removal so as to reduce the minimum performance objective.

         3. Expense Cap. Hartcourt shall sell to Consultant 300,000 shares of restricted Common Stock at $0.50 per share. Hartcourt shall advance to Consultant $50,000 to be used for the opening and operating of an office. The initial budget to open said office shall not exceed $10,000. The parties agree that Hartcourt shall pay the monthly operating expenses of this office pursuant to the Consulting Agreement. Hartcourt shall advance twelve thousand dollars ($12,000) per month towards the agreed upon budget. Consultant shall advance any portion in excess of $12,000 per month which shall be reimbursed by Hartcourt upon approval of such expenses. Any travel expenses, except for local travel, must be approved in advance by Hartcourt and will be reimbursed by Hartcourt. Hartcourt agrees to set aside an additional $100,000 in a segregated account to pay for the operating expenses of the consultant.

         IN WITNESS WHEREOF, the parties hereby agree to this modification of the Consulting Agreement. All other terms remain the same and are in full force and effect.


AMERICAN EQUITIES LLC                             HARTCOURT INVESTMENTS, INC.


By: /s/ Reid Breitman                             By: /s/ Alan V. Phan
---------------------                             --------------------
Reid Breitman, President                          Dr. Alan V. Phan, President