Form 10KSB40/A
period 1996-12-31
HARTCOURT COMPANIES INC
filed 1997-07-03
CIK 949427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

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

           Securities registered pursuant to Section 12(g)of the Act:

                          Common Stock $.001 par value
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for most recent fiscal year: $510,692

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

                            HARTCOURT COMPANIES, INC.

                        1996 Form 10-KSB/A Annual Report
                                Table of Contents


                                                                      Page
PART I

 Item 1.     Description of Business                                    3

 Item 2.     Description of Property                                    9

 Item 3.     Legal Proceedings                                         12

 Item 4.     Submission of Matters to a Vote of Security Holders       12


PART II

 Item 5.     Market for Common Equity and Related Stockholder
             Matters                                                   12

 Item 6.     Management's Discussion and Analysis or Plan of
             Operation                                                 15

 Item 7.     Consolidated Financial Statements                         22

 Item 8.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                    44


PART III

 Item 9.     Directors, Executive Officers, Promoters and
             Control Persons; Compliance with Section 16(a)
             of the Exchange Act                                       44

 Item 10.    Executive Compensation                                    46

 Item 11.    Security Ownership of Certain Beneficial Owners
             and Management                                            46

 Item 12.    Certain Relationships and Related Transactions            48


PART IV

 Item 13.    Exhibits and Reports on Form 8-K                          50


Signatures                                                             53

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


         In April 1994, the Company entered into a Lease Agreement with Tokai-Anza-Scripto Pen Company ("Anja"), for the use of five special ball pen assembly machines by the Xinhui JV. The lease provides for semi-annual payments of $25,000 over a ten-year term, subject to adjustment based on future purchases of merchandise by the Company from the lessor. Consequently, annual lease payments could range from zero, if annual purchases are in excess of $1,000,000, to $100,000, if annual purchases are less than $100,000. The machinery was delivered by Anja in June 1995. However, the machinery initially did not function properly and therefore, the lease term did not commence until February 1996. In December 1996, the machinery was shipped by vessel back from the Xinhui JV to the Company and arrived in January 1997. The Company and Anja have agreed to terminate the lease upon delivery of the machinery to Anja with no further obligation to the Company. To date, there have been no payments under this lease.

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

         In September 1996 Hartcourt Pen was spun-off from Harcourt Investments to Hartcourt Companies, Inc. by Harcourt Investments transferring 100% of stock ownership in Hartcourt Pen to Hartcourt Companies, Inc. Pursuant to the spin-off in September 1996 CKES Acquisitions, Inc. ("CKES"), a corporation organized under the laws of the State of Nevada in September 1996, a non-affiliate, acquired all of the outstanding shares of the Company's wholly-owned subsidiary Harcourt Investments, pursuant to a Purchase and Sale Agreement dated September 27, 1996, thus replacing the Company as a joint venture partner in the Xinhui JV. Title to the shares was transferred to CKES in return for a Secured
Promissory Note in the principal sum of $3,000,000, payable monthly, with accrued compound interest at six percent (6%) per annum. The Company has no present contractual obligation to the Xinhui JV.

         In January 1996, the Company entered into a Memorandum of Understanding to acquire Yafa Pen Company ("Yafa"), a California corporation, with offices in Los Angeles, California. The purchase price consisted of an initial cash payment of $285,000 and 80,000 shares (valued at $1.00 per share) of the Company's Preferred Stock. Pursuant to the Memorandum of Understanding, the Company advanced to Yafa a total of $200,000, secured by two promissory notes ($100,000 on January 3, 1996 at 1% over prime due July 3, 1996 and $100,000 on February 9, 1996 at 1% over prime due August 9, 1996), the amount of this advance to be offset against the purchase price for Yafa. Various disputes arose between the Company and Yafa, and in September 1996 the parties entered into a confidential settlement agreement and agreed to terminate the Memorandum of Understanding. Terms include down payments totaling $20,924.89, invoice payments of $4,075.11 and 24 monthly payments of $2,000 with the remaining balance due in full on August 15, 1999.

         Pursuant to a Purchase Contract dated March 21, 1996, between the Company and Exceptional Specialty Products, Inc., a California corporation, located in Laguna Hills, California, the Company acquired a complete line of cosmetics valued at $161,250, including creams, cleansers, scrubs, liquid makeup, eye shadow, accent pencils, mascara, makeup brushes, translucent powder, makeup bags, and mirrors, for 12,000 shares of the Company's Common Stock. Included in this purchase is the United States trademarked brand name Camille St. Moritz, under which the inventory will be marketed, as well as containers, labels, packaging, stationery and promotional materials. The Company had not sold any of the cosmetic products since the purchase and market and is currently seeking overseas importers, primarily in China, to purchase the entire inventory and market the products. The Company does not intend to distribute the cosmetics other than to importers who will be responsible for their own marketing networks and money collection.

         In August 1996, The Company entered into a Purchase and Sale Agreement with NuOasis International, Inc. ("NuOasis"), a corporation incorporated under the laws of the Commonwealth of Bahamas, for the purchase of a commercial real estate project, consisting of three 5-7 story apartment buildings, commonly known as the Peony Gardens Property, ("Peony Gardens") located in the eastern part of Tongxian in Beijing city, mainland China. The purchase price consists of a Convertible Secured Promissory Note, granted NuOasis a security interest in the property, in the principal amount of $12,000,000 and the greater of 10,000,000 shares of the Company's Common Stock, or that number of shares of the Company's Common Stock having a market value equal to $10,000,000 immediately preceding the closing date. On August 8, 1996, an Addendum to the Purchase and Sale Contract was agreed to by the Company and NuOasis, by which the Company's obligation to issue stock to NuOasis was reduced to 4,000,000 shares (valued at $10,000,000) of its Common Stock. As of December 31, 1996, the apartment buildings were approximately 35% complete, and it is anticipated by the Company that the project will be completed by August 1997. The Company has no obligation for construction costs or any other costs relating to the project's completion and may at its option rescind the Purchase and Sale Agreement, if construction is not completed by August 1997. At completion, the Company will commence operation of the project. It is anticipated that the Company may sell some of the buildings, or units within the buildings, to provide initial operating funds. There can be no assurance, however, as to when, if ever, the Company will be successful in selling some of the buildings, or units within the buildings to obtain operating funds, or whether, or to what extent, the project will be profitable. See Part 1, Item 2, "Description of Property - Real Estate and Operating Data."

         In September 1996, the Company entered into a Sales Agreement with Mandarin Overseas Investment Co., Ltd. ("Mandarin"), an unaffiliated Turks and Caicos chartered company located in Central Hong Kong, for its undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 35-68, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. The Company will pay $3,000,000 in shares of its Common Stock to Mandarin for its undivided 50% interest in the mineral lease gold lode claims, all shares to be issued pursuant to Regulation "S". The number of shares are determined by the average price per share over a 10 day period for the 10 days prior to the execution of this agreement. Certain maintenance and administrative costs will be incurred to maintain the claims in a good standing status with all regulatory agencies. The Company has agreed to pay Mandarin fifty percent (50%) of all such administrative costs necessary to maintain the claims in good standing, such costs not expected to exceed $2,500 annually. At the end of two years from the date of the Agreement, the Company will pay an additional amount representing fifty percent (50%) of no less than twenty-five thousand dollars ($25,000) in connection with the requirements of regulatory agencies. There is no maximum of this additional amount.

         In September 1996, the Company entered into a Sales Agreement with Promed International Ltd. ("Promed"), an unaffiliated Turks and Caicos chartered company with offices in the British crown colony of Gibraltar, for the purchase of their undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 1-34, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. The Company will pay $3,000,000 in shares of its Common Stock to Promed for its undivided 50% interest in the mineral lease gold lode claims, all shares to be issued pursuant to Regulation "S." The number of shares are determined by the average price per share over a 10 day period for the 10 days prior to the execution of this agreement. Certain maintenance and administrative costs will be incurred to maintain the claims in good standing with all regulatory agencies. The Company has agreed to pay Promed fifty percent (50%) of all such costs, not to exceed $2,500 annually. At the end of two years from the date of the Agreement, the Company will pay an additional amount representing fifty percent (50%) of no less than twenty-five thousand dollars ($25,000) in connection with requirements of regulatory agencies. There is no maximum of this additional amount.

         Management intends to obtain the services of an independent geo-survey company to prepare detailed geo-maps of the gold lode claims acquired from Mandarin and Promed, and to evaluate existing studies, at an estimated cost of approximately $160,000. The possibility of not raising $160,000 will prevent an accurate value of the Alaskan Mines; however, if these studies confirm the valuation that has been represented, the Company intends to complete the Purchase and Sale Agreement and raise sufficient capital to fulfill the requirements of the mining project. Management does not expect this to affect other activities in which the Company is involved. There can be no assurance, however, as to when, if ever, the Company will obtain the necessary capital to fulfill the requirements of the mining project, or whether, or to what extent, the project will be profitable, should operations commence. See Item 2. "Description of Property - Mineral Lease Gold Lode Claims."

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


         In January 1997 the Company began ongoing negotiations with Network Computer, Inc., a wholly-owned subsidiary of Oracle Company, to develop 500,000 network computer in Southeast Asia.


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

         Higher priced and luxury writing instruments ("Luxury Items") sold by the Company include ballpoint, roller and fountain pens as well as mechanical pencils. The barrels of Luxury Items generally are composed of brass or stainless steel with lacquer or engraved designs and have nibs (the point of the pen that regulates ink flow) of German-made iridium, as well as gold-plated accessories. Once the pens are produced, they are inspected for quality control before being available for retail.

         The Company's products are distributed through consignment contracts and retail activities. The Company also advertises on airline magazines such as Frequent Flyer, Hughes and CFO. The mail order and U.S. domestic operations are carried out by the help of customer service representatives under supervision of office managers. All orders whether received by phone, fax, letter or through the Company's web site are documented and checked for reliability. Once the payment is processed or invoiced, the shipment proceeds through the mail order and Internet service. The Company has established a large distribution network available to customers worldwide.

         Management believes that the materials and equipment used in the assembly of the Company's products generally are available from multiple sources on competitive terms. Therefore, the Company does not anticipate any significant delays in the acquisition, of, or shortages of, either materials or equipment.

         The Company believes that the markets for its broad range of writing instruments are relatively fragmented and highly competitive. There are many local, national and multinational importers of writing instruments in the United States and elsewhere, and the Company's ability to compete successfully will be dependent upon numerous factors, including its ability to obtain necessary financing in a timely manner and on commercially acceptable terms, as well as upon the design, quality and price of its products and its customer service. Many of the Company's competitors have greater experience and far greater financial and other resources than the Company. There can be no assurance that the Company will be able to compete successfully in its markets.


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


         VOLATILITY OF EXCHANGE RATES. There has not been significant volatility in the exchange rates of RMBs to U.S. Dollars in the recent past but future exchange rates may experience significant volatility.


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

         See Part I, Item 1, "Description of Business--General" for information about the manufacturing facilities of Xinhui JV.

         The Company believes that its property and equipment are adequate for its present activities. See Part I, Item 1, "Description of Business--General," and Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

Investment Policies

         The Company has placed no limitation on the percentage of assets which may be invested in any one investment. This policy may be changed by the Company's Board of Directors and without a vote of the Company's security holders. It is the Company's policy to acquire assets primarily to add to its equity base and for income.


Real Estate Investments

         The Company's investments in real estate are not restricted to developed or undeveloped properties, or properties of any specific type or location. It is the present intent of Management to acquire commercial properties that can be operated by outside management and do not require the Company's hands-on operation. With the exception of the Peony Gardens Project (See Item 1, "Description of Business, General"), it is the present intent of Management that real estate will be purchased, free and clear of any mortgage, with shares of the Company's Common Stock. Any necessary management services in connection with the Peony Gardens Project, and any future acquisitions, will be compensated, if possible, through the issuance of the Company's Common Stock.


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


         As of December 1996, the development is approximately 35% complete, and it is anticipated that it will be fully developed by August 1997. The Company has no obligation for construction costs, or any other costs relating to the project's completion, and will not assume operating costs until full completion of the project. It is the opinion of the Company's management that present insurance coverage is adequate. Upon completion of the project, it is the intent of the Company to acquire, if possible, the services of an independent real estate management company for the properties through the issuance of the Company's Common Stock. At present, real estate management company fees in China are 4% of total rents collected. It is estimated that the total annual rental income, after completion of the project's three residential apartment buildings, will be $5,764,000 at 70% occupancy. Management estimates expenses to be approximately $1,441,000 annually. Depreciation is based on twenty years, which is standard depreciation for apartment buildings. Real estate and governmental taxes in connection with the Peony Gardens purchase are the obligation of the developer and were included in the purchase price. All rental taxes will be paid by the tenants included in their monthly rent. Management estimates that leases will be for a minimum period of two years, which is the standard lease term for the area. The property is not, at present, subject to the usual competitive conditions associated with rental or leased residential apartment property, since the apartment buildings have been mandated by the Chinese government as a special project for the use of foreigners. However, should the government rescind that mandate, or should conditions occur which would cause the Chinese government to expel foreigners, the apartments would be subject to extremely competitive lease and sale pricing. See Part I, Item 1, "Description of Business--Doing Business in China."


Mineral Lease Gold Lode Claims


         In September 1996, the Company, through separate transactions with Mandarin Overseas Investment Co., Ltd. ("Mandarin") and Promed International, Ltd. ("Promed"), acquired an undivided 50% interest in a total of 68 (34 from each transaction) mineral lease gold lode claims, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, some 300 air-kilometers west of the City of Fairbanks, Alaska. A gravel landing strip near Golden Creek, about 12 kilometers north of the Yukon River, can be used to access and service the area during snow-free months. Aircraft up to the size of DC-3 can land on this strip to supply fuel and other supplies to mining camps in the area. Scheduled passenger flights from Fairbanks west to points along the Yukon River can be used to provide passenger service to and from the Golden Creek landing strip. Larger equipment and fuel supplies can be barged down from the Yukon River to several points where tractor roads lead into the mineral lease area.

         Certain maintenance and administrative costs will be incurred by the Company to maintain the claims in a good standing status with all regulatory agencies. Pursuant to the Sales Agreements, with Mandarin and Promed, the Company has agreed to pay fifty percent (50%) of all such administrative costs necessary to maintain the claims in good standing, such costs not expected to exceed a total of $5,000 annually, which are payable to Mandarin and Promed in the amount of $2,500 each, respectively. At the end of two years from the date of the Agreements, the Company will pay an additional amount representing fifty percent (50%) of no less than twenty-five thousand dollars ($25,000) to Mandarin, and an additional amount representing fifty percent (50%) of no less than twenty-five thousand dollars ($25,000) to Promed, in connection with the requirements of regulatory agencies. See Part I, Item 1., "Description of Business--General."

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


Item 4.  Submission of Matters of Security Holders

         None


Item 5.  Market for Common Equity and Related Stockholder Matters

         The Common Stock is quoted on the bulletin board maintained by the National Association of Securities Dealers, Inc. The following table sets forth the range of high and low bid and asked quotations for the Common stock during the two most recent calendar years ended December 31, 1996 and 1995:

                         High Bid       Low Bid       High Asked     Low Asked
                      -------------- -------------- -------------- -------------

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


         All of the Company's issued stock has been issued pursuant to Rule 144 of the Securities Act and could come into any market which exists under Rule
144. Approximately 800,000 outstanding 144 shares exist at December 31, 1996 held by principal and directors.


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


         All the transaction hereunder were between the Company and accredited investors as defined in Section 4(2) of the Securities Act of 1933 or sophisticated investors that possessed sufficient knowledge and experience in financial and business matters to be able to evaluate the merits and risks of the investment and were allowed access to the books and records of the Company.

         Pursuant to a Stock Exchange Agreement, dated August 8, 1994, Harcourt Investments issued 250,000 shares of its common stock (representing 80% of its common stock outstanding immediately subsequent to the transaction) to Eastern Rocester Limited, a Hong Kong corporation, in exchange for a 60% interest in the Xinhui JV. After the transaction, Harcourt Investments was 80% held by Eastern Rocester Limited, 2% by Dr. Alan Phan, a director, executive officer and promoter of the Company, and 18% by Pacific Rim Capital. All of the outstanding common stock of Eastern Rocester Limited subsequently was sold to Tiana Corporation, of which Dr. Phan beneficially owns 20% of its common stock.


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


         On February 28, 1996, the Company issued 27,000 shares of its Common Stock to former attorney Kevin Quinn for $466,560.


         On March 27, 1996, the Company acquired a complete line of cosmetics, including inventory, valued at $161,250 and marketed under a brand name, for 12,000 shares of the Company's Common Stock.


         On June 3, 1996, the Company issued 5,000 shares of the Company's Common Stock to Cavaform, Inc. for outstanding liabilities, in the amount of $106,775, on behalf of Xinhui JV. These payments were to increase our investment in Xin Hui and to expedite completion of molds.

         On June 3, 1996, the Company issued a total of 1,267 shares of its Common Stock for the purchase of inventory valued at $30,164 to Kenneth Johnson/Marvin Lieberman and Edmund Murray in the amount of 667 shares and 600 shares, respectively. Inventory consists primarily of beauty products and pen accessories.


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


         On September 30, 1996, pursuant to a purchase and Sales Agreement, dated July 8, 1996, and its Addendum, dated August 8, 1996, the Company acquired a commercial real estate project, commonly known as the Peony Gardens Property, located in mainland China, for 4,000,000 shares at $2.50 per share of the Company's Common Stock, and a Convertible Secured Promissory Note. On September 30, 1996, Pacific Rim Capital received 400,000 shares at $5.00 per share of the Company's Common Stock and Philip Cavana received 200,000 shares at $5.00 per share of the Company's Common Stock for $3,000,000 in brokerage fees in connection with this purchase.

         On September 30, 1996, pursuant to a Resolution of the Company's Board of Directors, the Company issued 425,000 shares at $0.50 per share of the Company's Common Stock to Pacific Rim Capital on account of funds advanced in the amount of $271,395 for working capital during the January 1, 1996 to September 30, 1996 period.



Item 6.  Management's Discussion and Analysis or Plan of Operation


         The Company assembles and imports writing instruments for sale in the U.S. During 1995 and 1996, the Company entered into negotiations involving various transactions intended to increase the Company's inventory and ability to manufacture, assemble and import writing instruments. None of these transactions were completed. See Part FINANCIAL STATEMENT, "Consolidated Financial Statements, Years Ended December 31, 1996 and 1995 -- Notes to Financial Statements," Item H. "Commitments and Contingencies."

         During the first quarter of 1996, the Company acquired a complete line of cosmetics and the United States trademarked name Camille St. Moritz, under which the cosmetics will be marketed. The Company does not intend to market the products in the United States, and is currently seeking overseas importers, primarily in China, to purchase the inventory and market the products. There have been no sales of the cosmetic products since the Company acquired the line, and there can be no assurance that the Company will find importers to purchase its cosmetic product inventory. See Item 1. "Description of Business -- General."

         During the third quarter of 1996, the Company acquired Peony Gardens, a commercial real estate project in the eastern part of Tongxian in Beijing city, mainland China, commonly known as the Peony Gardens property. The project, when completed, will be comprised of three 5-7 story apartment buildings. The buildings are scheduled for completion in the third quarter of 1997. The Company has no obligation for construction costs, or any costs relating to the project's completion and will not assume operating costs until full completion of the project. Upon the full completion of the project, it is anticipated by Management that the Company may sell some of the buildings, or units within the buildings, to provide initial operating funds. Any sale or lease of the buildings, or of units within the buildings, by real estate brokers in China is subject to a 5% commission. It is the Company's intent to have the properties managed by a real estate management company, local to the area, whose services will be compensated, if possible, through the issuance of the Company's common Stock. Real estate company management fees for the area are 4% of total rents collected. There can be no assurance as to when, if ever, the Company will obtain these initial, or future, operating funds, or whether, or to what extent, the project will be profitable. See Item 2. "Description of Property - Real Estate and Operating Data."

         During the third quarter of 1996, the Company purchased, in two separate transactions, an undivided 50% interest in a total of 68 mineral lease gold lode claims, 34 from each transaction respectively, located in the Melozitna mining district near Tanana, in southern Alaska. Until such time as an independent geo-survey company has prepared detailed geo-maps of the area, and an evaluation of existing studies has been performed on the properties, the Company does not intend to enter into any mining activities on these claims. The Company estimates that the cost for the geo-survey service will be approximately $160,000. Management is establishing a program to finance the administrative and developmental needs of the gold claims. There can be no assurance, however, as to when, if ever, the Company will obtain the necessary capital to fulfill the requirements of the mining project, or whether, or to what extent, the project will be profitable, should operations commence. See Item 2. "Description of Property -- Mineral Lease Gold Lode Claims."

         In the fourth quarter of 1996, the Company sold Harcourt Investments, its wholly-owned subsidiary and owner of 52% of the Xinhui JV, to CKES Inc. for $3,000,000. The Company received a $3,000,000 promissory note which is payable in installments of $50,000 per month for 60 months starting October 1, 1998. Interest accrues a 6% per annum and is payable in full at the end of the loan period. The note is secured by all assets of CKES, Inc.

         Also in the fourth quarter of 1996 the Company entered into a consulting agreement with American Equities, LLC, a California limited liability company to provide consultation and assistance in finding, acquiring, managing and developing a real estate portfolio which will include office, commercial, industrial, residential and raw land. As a minimum the consultant is expected to increase assets and/or market capitalization of the Company by at least $50,000,000 by the end of 1997.


RESULTS OF OPERATIONS

         The Company's domestic U.S. sales activity commenced, on a limited basis, during the fourth quarter of 1994 and its Chinese facilities were not completed and in full operation until the beginning of the third quarter of 1995. In 1996, as discussed previously the Company made some fundamental changes, including the sale of its interest in the Xinhui JV. Because of the nature of activities in 1996 as compared to 1995 it is not relevant to attempt a comparison. The following discussion relates to the twelve months ended December 31, 1996 followed by a discussion of the twelve months ended December 31, 1995.


1996

         During 1996, the Company's domestic operations were limited due to the lack of a comprehensive marketing program and the refocus of Company objectives and direction. Domestic sales during the year were approximately $272,000 which included the sale, at auction, of outdated pen inventory for approximately $92,000. Other domestic sales were primarily from mail order and some over the counter retail sales. Total revenues of $511,000 include the sales activity of the Xinhui JV for the first nine months of l996 which was approximately $238,000. This is an improvement over 1995 due to an increase in their marketing efforts, however, sales continued to lag behind projections which is reflective of the slow economic climate in China at this time.

         Cost of sales for the year ended December 31, 1996 was $797,667 compared to $159,797 for 1995, representing an increase of 499% over 1995. Cost of sales for 1996 was very high due the liquidation at auction of outdated inventory items received from the Xinhui JV. The Company received approximately 30 cents on the dollar. The total loss from this liquidation was approximately $320,000. This is, of course, a one-time occurrence and the Company expects the gross margin to be around 50% in the future.

         General and administrative expenses were $1,242,756 during 1996, compared to $1,558,256 in 1995, a decrease of 25%. This decrease reflects an effort by the Company to cut costs extensively, and also due to the fact that general and administrative expenses of the Xin Hui JV were not included during the fourth quarter of 1996. Further, the Company incurred interest expenses of $360,744 from the Xin Hui JV's indebtedness. This expense from Xin Hui JV will not occur in 1997 since the Company has sold its interest.

1995

         During the 12 months ended December 31, 1995, consolidated sales were $354,000, compared to $475,000 for 1994, representing a decrease of 25% in 1995 from 1994, due to a decrease in the mail order market. The Company's sales during the 12 months ended December 31, 1995 consisted of $250,000 by the Xinhui JV to customers within China and $104,000 from domestic U.S. sales. Sales in 1994 were exclusively from U.S. domestic operations, which consisted primarily of mail order activities.

         Cost of sales for the year ended December 31, 1995, was $160,000, compared to $32,000 for 1994, representing an increase of 400% over 1994. This increase was primarily due to the Company's increased sales of low cost pens, resulting in a lower profit margin.

         The gross profit margin for the year ended December 31, 1995 was 54.8%, compared to 57.3% for 1994. The reduction in gross profit during 1995 is attributable to competitive pressures to lower prices and pricing decisions by management intended to increase the Company's market share.

         General and administrative expenses were $1,558,000 during 1995, compared to $429,000 in 1994, an increase of 263%. This substantial increase was due to expansion of the Company's marketing efforts both domestically and in China, through the addition of personnel and related costs. Administrative expenses of the Xinhui JV increased substantially during 1995, as construction activities were completed and manufacturing operations commenced. In particular, the commencement of manufacturing operations required the hiring of additional sales and administrative personnel. In addition, during 1995 the Company incurred interest expense in the amount of $851,000 in connection with loans in the aggregate amount $4,900,152, of which $1,227,325 was obtained during 1995 to finance equipment for the Xinhui IV factory.


Foreign Currency

         The Xinhui JV reports its operating results and financial condition in the local currency, the Chinese Renminbi (the "RMB"). The effect of changes in foreign currency exchange rates had minimal effect on the sales and cost of sales of the Xinhui JV during the period in which the Company was joint venture partner, since it operates almost exclusively within China and engages in minimal importing or exporting activities. For the international operations, assets and liabilities are translated into U.S. dollars at year-end exchange rates and revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments, resulting from fluctuations in exchange rates, are recorded as a separate component of shareholder's equity.

Liquidity and Capital Resources

1996
         The Company's current ratio improved significantly, at the end of 1996 over 1995 due to the sale of the Company's interest in the Xinhui JV because of the heavy debt incurred by the Joint Venture. Despite the sale of the Xinhui JV, total assets almost doubled at the end of 1996 over 1995. This was due to the various investments made by the Company during 1996 as has been previously discussed. These investments were financed primarily from the issuance of the Company's common stock.

         During 1996 the Company experienced a deficit in cash flows from operations due primarily to the sale of the Company's interest in the Xinhui JV and because the Joint Venture had an extremely high overhead compared to sales and was unable to generate sufficient sales to cover general and administrative costs. With the sale of the Company's interest in the Xinhui JV cash flows are expected to improve. The cash flow deficiency from US operations was minimal and, with the projected increase in sales, the Company should have a positive cash flow from operations in the future.

         In December 1996 the Company retained the services of a consultant to develop a $50 million real estate portfolio for the Company. It is planned to finance the purchase of this portfolio through a combination of debt and the issuance of the Company's common stock. The real estate portfolio is expected to produce cash flow for the Company. As part of the agreement with the consultant, the Company advanced to the consultant $1,500,000 for consulting fees plus another $150,000 for expenses. The Company paid these amounts by issuing the consultant shares of the Company's common stock. One million shares were issued at $1.50 per share and 300,000 shares at $0.50 per share.

         The Company also has a stock subscription agreement with foreign investors that will provide the Company with up to $20,000 per month during the twelve month period beginning November 1996. The Agreement provides for the sale of up to 480,000 shares of the Company's common stock for $0.50 per share, however, the Company is not obligated to sell any of the shares and in its sole discretion can determine the amount sold.

         Prepaid expenses increased by $828,000 or 1,115% to $900,000 on December 31, 1996 from $72,000 on December 31, 1995. The primary reason was the consulting fees to American Equities to develop a real estate portfolio for the Company. In addition, there was a current portion of $133,764 of notes receivable, totaling $2,526,779, resulting from various loans giving to companies and private parties.

         Property, plant and equipment decreased by $8,985,692, or 99.5% as the Company sold its interest in the Xin Hui JV company. On December 31, 1996, total property, plant and equipment was only $44,809. The decrease in property and equipment is due to the sale of the Company's interest in the Xinhui JV. The sale of the interest was also the reason why current liabilities decreased by $6,176,578, or 94% to $388,503 on December 31, 1996 comparing to $6,565,081 on
December 31, 1995. At December 31, 1996 the Company had a capital lease with Anja Engineering, in the amount of $576,615, that relates to equipment that was purchased for the Xinhui JV. The Company is currently in dispute with Anja Engineering over the amount of the note because the equipment has not performed in accordance with expectations. The Company expects to work out a settlement that will cancel the capital lease and result in a substantial forgiveness of debt.

         The Company believes that, with the sale of the interest in the Xinhui JV and the anticipated settlement of the Note and capital lease with Anja Engineering, the Company will be well positioned in 1997 to pursue the planned investment program of sound real estate projects and profitable, cash producing businesses.


1995

         Changes in cash flows resulting from the Company's operating activities for the year ended December 31, 1995 as compared to the prior year were due to the commencement of full operations of the Xinhui JV during the third quarter of 1995. Accounts receivable increased by $59,000, or 616%, to $69,000 at December 31, 1995 from $10,000 at December 31, 1994, and inventories increased by $294,000, or 40.8%, to approximately $1,011,000 at December 31, 1995 from
$718,000 at December 31, 1994 primarily as a result of the commencement of operations by the Xinhui JV. Domestic operations also showed modest increases in accounts receivable and inventories for the same reasons.

         At December 31, 1995 the Company was experiencing a deficiency in operating cash flow. This deficiency was primarily the result of the operations of the Xinhui JV and, to a lesser extent, to U.S. domestic operations. In China, it is customary commercial practice to provide customers purchasing "on account' with substantially more liberal payment terms than are generally available with the U.S., with terms of net 120 or even 180 days commonplace.

         Prepaid expenses decreased by $128,000, or 63.9%. to $72,000 at December 31, 1995 from $200,000 at December 31,1994, due to the transfer of amounts from prepaid expenses and construction in progress to property, plant and equipment during 1995. In addition, Common Stock subscriptions receivable decreased in recognition of receipt, by the Company, of the proceeds of Common Stock subscription agreements fulfilled prior to December 31, 1995.

         Property, plant and equipment increased by $1,906,000, or 26.8%, to $9,031,000 at December 31, 1995 from $7,125,000 at December 31,1994, and deposits and other assets decreased by $595,000, or 96.3%, to $23,000 at December 31, 1995 from $618,000 at December 31, 1994, as a result of the transfer of certain amounts to property, plant and equipment from construction in progress in connection with completion of the Xinhui JV plant and from deposits in connection with equipment on order at the end of 1994 and delivered during 1995.

         Current liabilities increased by $3,092,000, or 82.6%, to $6,837,000 at December 31, 1995 from $3,745,000 at December 31, 1994, because of the transfer of long-term debt to current debt and due to additional borrowing by the Xinhui JV to meet cash flow needs for completion of construction of the manufacturing facilities and to finance operations while sales and marketing programs are implemented within China. Long-term debt decreased by approximately $480,000, or

48.9%, to approximately $502,000 at December 31, 1995 from $982,000 at December 31, 1994, due to transfer of a portion thereof to current debt.

         At December 31, 1995, $773,000 of the Company's debt was attributable to 12 loans from various banks and companies within China to the Xinhui JV. These loans have various maturity dates during calendar year 1996, and currently bear interest at various rates ranging from 11.7% to 22.8%. One of these loans, in the principal amount of $682,600, is secured by machinery and equipment, and the remaining amounts are unsecured.

         The Company's indebtedness at December 31, 1995, made up of primarily Xinhui JV debt, included several loans that were in default and therefore, were classified as due with one year for financial statement reporting purposes.

Item 7.  Financial Statements


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of The Hartcourt Companies, Inc. (a Utah corporation) and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Hartcourt Companies, Inc. and Subsidiaries as of December 31, 1995, were audited by other auditors whose report dated May 6, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that this audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




Harlan & Boettger LLP
San Diego, California
March 18, 1997

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                December 31,       December 31,
                                                    1996               1995
                                                -----------        -----------


     ASSETS

CURRENT ASSETS
Cash                                            $       822        $   142,047
Accounts receivable net of allowance for
   doubtful accounts of $19,034 and $116,490
   in 1996 and 1995, respectively                    19,034             69,119
Trade dollar receivables                             72,054                  -
Accrued interest receivable                           3,877                  -
Note receivable, current portion (Note F)           133,764                  -
Inventory, net                                      311,424          1,011,332
Prepaid expense                                     150,000             72,051
Prepaid consulting fees (Note H)                    750,000                  -
Due from related party                               32,356            168,575
                                                -----------        -----------

     TOTAL CURRENT ASSETS                         1,473,331          1,463,124

PROPERTY AND EQUIPMENT, net (Note D)                 44,809          9,030,501

INVESTMENTS (Note B)                             17,906,520                  -

NOTES RECEIVABLE, net (Note F)                    1,190,795                  -

DEPOSITS AND OTHER ASSETS                             7,550             23,181

INTANGIBLE ASSETS                                         -            715,658
                                                -----------        -----------

                                                $20,623,005        $11,232,464


   The accompanying notes are an integral part of these financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                  December 31,   December 31,
                                                      1996           1995
                                                  ------------   -----------

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                  $    148,569   $   502,653
Accrued expenses                                       133,747     1,539,012
Bank overdrafts                                          5,691             -
Other loans                                                  -     2,468,302
Notes payable - current portion (Note E)                56,396     1,930,114
Capital lease obligations - current portion                  -       125,000
Subscription deposits received (Note N)                 45,000             -
                                                  ------------   -----------
     TOTAL CURRENT LIABILITIES                         389,403     6,565,081

RELATED PARTY PAYABLE                                        -       272,416

MINORITY INTEREST                                            -     1,913,361

NOTES PAYABLE, net of current portion (Note E)         524,369       501,736

CAPITAL LEASE OBLIGATIONS,
   net of current portion                                    -       575,000
                                                  ------------   -----------
     TOTAL LIABILITIES                                 913,772     9,827,594

COMMITMENTS AND CONTINGENCIES (Note H)                       -             -

SHAREHOLDERS' EQUITY
Original preferred stock, $0.01 par value
   1,000 shares authorized, issued and
   outstanding                                              10            10
Common stock, $0.001 par value, 50,000,000
   (10,000,000  in  1995)  shares  authorized;
   10,560,352  shares  outstanding  at
   December 31, 1996, and 2,745,803 shares
   issued and outstanding at December 31, 1995          10,560         2,746
Treasury stock, at cost (24,364 shares in 1996)       (279,928)            -
Additional paid-in capital                          23,204,260     3,424,662
Retained deficit                                    (3,225,669)   (2,135,892)
Foreign currency translation adjustment                      -       113,344
                                                  ------------   -----------
     TOTAL SHAREHOLDERS' EQUITY                     19,709,233     1,404,870
                                                  ------------   -----------
                                                   $20,623,005   $11,232,464


   The accompanying notes are an integral part of these financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year ended December 31,
                                                   1996             1995
                                               -----------      -----------
    REVENUES
    Product sales                              $   510,692      $   353,674
                                               -----------      -----------
         TOTAL REVENUES                            510,692          353,674

    COST OF SALES                                  797,667          159,797
                                               -----------      -----------
    Gross profit (loss)                           (286,975)         193,877

    OPERATING EXPENSES
    General and administrative                     570,774        1,006,828
    Depreciation and amortization                  671,982          551,428
                                               -----------      -----------
         TOTAL OPERATING EXPENSES                1,242,756        1,558,256
                                               -----------      -----------
    LOSS FROM OPERATIONS                        (1,529,731)      (1,364,379)

    SALE OF SUBSIDIARY (Note B)                          -                -

    OTHER INCOME (EXPENSES)
    Minority interest                                    -          564,261
    Interest expense                              (443,042)        (851,076)
    Forgiveness of debt (Note O)                   384,735             --
    Interest income                                 10,100            2,351
    Exchange gain (loss)                                 -           54,952
                                               -----------      -----------
         TOTAL OTHER INCOME (EXPENSE)              (48,207)        (229,512)
                                               -----------      -----------
    NET LOSS BEFORE INCOME TAXES                (1,577,938)      (1,593,891)

    Income taxes (Note G)                            1,800                -
                                               -----------      -----------
    NET LOSS                                   $(1,579,738)     $(1,593,891)
                                               ===========      ===========
    NET LOSS PER COMMON SHARE                  $      (.33)     $      (.62)
                                               ===========      ===========
    WEIGHTED AVERAGE NUMBER OF SHARES
       OUTSTANDING                               4,814,303        2,565,098
                                               ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                           Common Stock               Preferred Stock         Additional   Common Stock
                                    --------------------------    -------------------------     Paid-in    Subscription
                                       Shares        Amount         Shares        Amount        Capital     Receivable
                                    -----------    -----------    -----------   -----------   -----------   ----------
Balance, December 31, 1994            2,735,952         $2,736          1,000           $10    $3,289,672     $(700,000)
  Shares issued to attorney
  for legal fees                          9,851             10             --            --        64,990            --
  Capital contribution -
     officer's compensation                  --             --             --            --        70,000            --
  Cash paid on common stock
     subscription                            --             --             --            --            --       700,000
  Foreign currency translation
     adjustment                              --             --             --            --            --            --
  Net loss                                   --             --             --            --            --
                                    -----------    -----------    -----------   -----------   -----------   -----------
Balance, December 31, 1995            2,745,803         $2,746          1,000           $10    $3,424,662           $--
                                    ===========    ===========    ===========   ===========   ===========   ===========
  Shares issued to attorney              27,000             27             --            --       466,533            --
  Shares issued for Xin Hui               5,000              5             --            --       106,770            --
  Shares issued for inventory            13,267             13             --            --       191,382            --
  Shares issued for settlement
    of payables                              94             --             --            --         2,813            --
  Shares issued for Peony
    Gardens deposit                   4,600,000          4,600             --            --    11,927,900            --
  Shares issued for consulting
    agreement                         1,300,000          1,300             --            --       898,700            --
  Shares issued for Alaska mines      1,298,700          1,299             --            --     5,972,721            --
  Shares issued to convert debt
    to equity                           425,000            425             --            --       212,075            --
  Stock dividends                       169,852            170             --            --           679            --
  Treasury stock acquired               (24,364)           (25)            --            --            25            --
  Sale of Harcourt Investments               --             --             --            --            --            --
  Net loss                                   --             --             --            --            --            --
                                    -----------    -----------    -----------   -----------   -----------   -----------
Balance, December 31, 1996           10,560,352        $10,560          1,000           $10   $23,204,260           $--
                                    ===========    ===========    ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (continued)

                                                                                    Foreign
                                         Treasury Stock                             Currency         Total
                                   ---------------------------      Retained      Translation     Shareholders'
                                      Shares         Amount          Deficit       Adjustment        Equity
                                   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 1994                   --             --       $(542,001)          $(915)     $2,049,502
  Shares issued to attorney
  for legal fees                             --             --              --              --          65,000
  Capital contribution -
     officer's compensation                  --             --              --              --          70,000
  Cash paid on common stock
     subscription                            --             --              --              --         700,000
  Foreign currency translation
     adjustment                              --             --              --         114,259         114,259
  Net loss                                   --             --      (1,593,891              --      (1,593,891)
                                   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 1995                   --             --     $(2,135,892)       $113,344      $1,404,870
                                   ============   ============    ============    ============    ============
  Shares issued to attorney                  --             --              --              --         466,560
  Shares issued for Xin Hui                  --             --              --              --         106,775
  Shares issued for inventory                --             --              --              --         191,395
  Shares issued for settlement
    of payables                              --             --              --              --           2,813
  Shares issued for Peony
    Gardens deposit                          --             --              --              --      11,932,500
  Shares issued for consulting
    agreement                                --             --              --              --         900,000
  Shares issued for Alaska mines             --             --              --              --       5,974,020
  Shares issued to convert debt
    to equity                                --             --              --              --         212,500
  Stock dividends                            --             --            (849)             --              --
  Treasury stock acquired                24,364       (279,928)             --              --        (279,928)
  Sale of Harcourt Investments               --             --         490,810        (113,344)        377,466
  Net loss                                   --             --      (1,579,738)             --      (1,579,738)
                                   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 1996               24,364      $(279,928)    $(3,225,669)             --     $19,709,233
                                   ============   ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year ended December 31,
                                                     1996            1995
                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $(1,579,738)    $(1,593,891)
Adjustments to reconcile net income
   to net cash
used in operating activities:
Minority interest in loss of joint venture         (1,339,225)       (564,261)
Write off of intangible assets                       698,039            --
Depreciation and amortization                        671,982         551,428
Allowance for doubtful accounts                      (97,456)        116,490
Forgiveness of debt                                 (384,735)              -
Accrued interest income                               (8,871)              -
Stock dividends                                          849               -
Sale of Harcourt Investments                         489,961               -
Changes in operating assets and liabilities:
   Increase in:
     Accounts receivable                             132,342        (175,958)
     Inventory                                       647,256        (293,697)
     Prepaid expenses                                 (9,863)        127,512
     Note receivables and other receivables         (347,824)        603,159
     Accounts payable and accrued expenses           341,912       1,363,056
                                                 -----------     -----------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                             (785,371)        133,838
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                 (427,454)       (259,919)
Construction in progress                                   -      (2,169,550)
Purchase of other assets                                (574)        (36,851)
                                                 -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES               (428,028)     (2,466,320)
                                                 -----------     -----------


   The accompanying notes are an integral part of these financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                    Year ended December 31,
                                                     1996            1995
                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft                                         5,691               -
Common stock subscriptions                            45,000         200,000
Loan from Bank of China                              507,801         849,535
Loans from shareholders                              177,485         205,984
Issuance of common stock                             186,632         835,000
Other loans                                          149,565         171,806
Additional contributions by foreign partner                -          15,634
                                                 -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES          1,072,174       2,277,959
                                                 -----------     -----------

NET DECREASE IN CASH                                (141,225)        (54,523)

CASH, BEGINNING OF PERIOD                            142,047         196,570
                                                 -----------     -----------

CASH, END OF PERIOD                              $       822     $   142,047
                                                 ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Summary of Significant Accounting Policies:

        Organization and Nature of Operations

        Hartcourt Investments (USA), Inc., (Harcourt Investments) was incorporated on April 23, 1993. Principal business activities are the design, manufacture and sale of writing instruments. During its first two years of operation, Harcourt Nevada used foreign contract manufacturers to produce various types of pens and markers which were then imported for sale in the U.S. market. In August 1994, Harcourt Investments acquired a 60% interest in the Xinhui Harchy Modern Pens, Ltd. Joint Venture (Xinhui JV) owned by a Hong Kong corporation for common stock valued at $2,149,200. The Xinhui JV is located in the Guangdong Province of China. Pursuant to an amendment to the joint venture agreement governing the Xinhui JV entered into in October 1995, the Company's interest was reduced to a 52% interest in the Xinhui JV.

        In November 1994, Stardust, Inc., Production-Recording-Promotion (Stardust) acquired 100% of the outstanding shares of Harcourt
        Investments for 8,280,000 shares of its common stock in a transaction accounted for as a recapitalization of Harcourt Investments with Harcourt Investments as the acquirer (reverse acquisition). Therefore, the historic cost of assets and liabilities were carried forward to the consolidated entity. In 1996, a reverse stock split changed the number of shares issued and outstanding to 2,735,952. The consolidated financial statements were restated to reflect this capital stock transaction. Stardust's name was changed to the "Hartcourt Companies, Inc."

        Hartcourt Pen Factory, Inc. (Hartcourt Pen) was incorporated in October 1993. Principal business activities are the sale of writing instruments. In December 1994, Harcourt Investments acquired 100% of the outstanding shares of the common stock of Hartcourt Pen for 52,500 shares of its common stock and 1,000 shares of its original preferred stock in a transaction accounted for similar to a pooling of interests. In 1995, stock dividends and a reverse stock split changed the number of shares issued to 38,625 to acquire Hartcourt Pen. The consolidated financial statements were restated to reflect these capital stock transactions.

        In August  1996,  Hartcourt  Companies,  Inc.  (Company)  entered into a purchase and sale agreement with NuOasis International, Inc. ("NuOasis"), a corporation incorporated under the laws of the Commonwealth of the Bahamas, for the purchase of a commercial real estate project, consisting of three 5-7 story apartment buildings, commonly known as the Peony Gardens Property ("Peony Gardens"), located in the eastern part of Tongxian in Beijing city, mainland China. The Company issued 4,000,000 shares of its common stock with respect to this purchase (Note B).

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


A.      Summary of Significant Accounting Policies (continued):

        In September 1996 Hartcourt Pen was spun-off from Harcourt Investments to Hartcourt Companies, Inc. by Harcourt Investments transferring 100% of stock ownership in Hartcourt Pen to Hartcourt Companies, Inc. Pursuant to the spin-off in September 1996 the Company sold Harcourt Investments to CKES, Inc. of Sunnyvale, California (Note B).

        In  September  1996,  the Company  entered into a sales  agreement  with
        Mandarin   Overseas   Investment   Co.,  Ltd.   (Mandarin)   and  Promed
        International Ltd. ("Promed"), both unaffiliated Turks and Caicos chartered companies, for the purchase of their 50% interest in sixty-eight mineral lease gold lode claims in the state of Alaska, known as Lodestar claims 1-68 and consisting of 320 acres. All claims are located in the Melozitna mining district near Tanana, Alaska. The Company issued 1,298,700 shares of its common stock with respect to this purchase (Note B).

        Basis of Accounting

        The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles.

        Cash

        Cash includes cash on hand and cash in checking and savings accounts.

        Inventory

        Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method.

        Plant and Equipment

        Plant and equipment are stated at cost, and substantially all balances relate to Xinhui JV in 1995. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis ranging from five to twenty years.

        All direct and attributable costs relating to the acquisition or construction of the plant facilities, machinery and molds (including interest and exchange differences on related borrowings during the construction period) were capitalized as construction-in-progress. Construction-in-progress was reclassified to property and equipment upon completion in 1995.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


A. Summary of Significant Accounting Policies (continued):


        Chinese Joint Venture

        Xinhui JV is a joint venture between Xin Hui Orient Light Industry, Ltd., a Chinese government-owned company with an anticipated 48% interest, and Harcourt Investments with an anticipated 52% interest. The ownership interest of each investor has not been finalized. Xinhui JV was incorporated in November 1992 as a limited liability Chinese-foreign equity joint venture. No material transactions occurred until April 1993 when construction began on the plant facilities. Limited manufacturing commenced in December 1994; and by July 1995 the manufacturing plant was fully operational. All sales are domestic in China in 1995 and 1994. The joint venture had approximately $40,000 of export sales in 1996.

        Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of The Hartcourt Companies, Inc. and its wholly-owned subsidiaries:
        Harcourt Investments, which includes the accounts of majority-owned Xinhui JV and Hartcourt Pen. For purposes of these consolidated financial statements, the Hartcourt Companies, Inc. and its subsidiaries will be referred to collectively as "the Company." All material intercompany transactions and balances have been eliminated. In accordance with generally accepted accounting principles, all of the assets, liabilities and operations of Xinhui JV are reflected on the consolidated financial statements. The interest of the joint venture partner in the net assets and net loss of the joint venture are reported as "Minority Interest" on the consolidated balance sheets and statements of operations.

        Foreign Currencies (Xinhui JV)

        Assets and liabilities denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate China (RMB) into U.S. dollars. Transaction gains and losses resulting from changes in the exchange rate are included in the determination of the net loss for the period. Translation gains and losses are excluded from the consolidated statements of operations and are credited or charged directly to a separate component of shareholders' equity.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


A. Summary of Significant Accounting Policies (continued):

        Income Taxes

        Income taxes, are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

        Investments

        Investments are provided for using the deposit method of accounting in accordance with Statement of Financial Accounting Standards No. 66 (SFAS
        66), "Accounting for Sales of Real Estate." The deposit method of accounting shall be used until a sale has been consummated. "Consummation" usually requires that all conditions precedent to closing have been performed, including that the buildings, in the Peony Gardens acquisition, be certified for occupancy and that the geological survey of the Lodestar claims in Alaska have a minimum value of $6,000,000 (Note B).

        Loss Per Share

        Net loss per share has been calculated by dividing the net loss for each period presented by the average number of common shares outstanding for the respective period. Common stock equivalents, such as the preferred stock outstanding, have not been considered in the calculation since their effect would be anti-dilutive. The number of common shares issued under the stock subscription agreement as well as the number of shares issued to the Company's attorney for legal fees were included in the calculation since these shares were issued in July 1995.

        Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Fair Value

        The Company has cash, receivables and accounts payable for which the carrying value approximates fair value due to the short-term nature of these instruments.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


B. Investments:

        Sale of Harcourt Investments, Inc.

        In September 1996 the Company sold its wholly-owned subsidiary, Harcourt Investments (USA), Inc., (Harcourt Investments) to CKES, Inc. located in Sunnyvale, California. Harcourt Investments owned a 52% interest in Xin Hui Harcy Modern Pens, Ltd., a joint venture in the Peoples Republic of China. All of the outstanding shares of Harcourt Investments were sold for a $3 million dollar note receivable which is payable in 60 equal monthly installments of $50,000 each, beginning October 1, 1998. Interest accrues at 6% per annum and is payable in full at the end of the loan period. The note receivable is secured by a security agreement. This agreement allows the Company to have a security interest in all assets of CKES, Inc.

        General accepted accounting principles require the recording of the note receivable at its fair value when the face amount does not reasonably represent the value of consideration received. Under Accounting Principles Board No. 21 the note receivable is discounted ($753,985) to its approximate fair value at December 31, 1996. Per Financial Accounting Standards No.114, the note receivable was considered impaired at December 31, 1996 due to the present operating condition of Xin Hui plant and the length of time before payment begins by CKES, Inc. The Company has decided to reserve a substantial portion ($1,202,220) of the receivable due to payments being deferred to a later period.

        Investment in Peony Gardens

        In August 1996 the Company purchased an apartment complex located near Beijing, China for $22 million from NuOasis International, Inc. The purchase price included the issuance of 4 million shares of common stock, valued at $10 million, and a promissory note to NuOasis for $12 million. The Note is due and payable on August 17, 1997 or, if construction is not complete, then the note is extended to the date the certificate of occupancy is received. Under the deposit method of accounting in accordance with Financial Accounting Standards No. 66 the promissory note for $12,000,000 is currently being deferred until the complete consummation of the Peony Gardens sale. Also the 4 million shares of common stock is recorded as a deposit at December 31, 1996.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


B. Investments: (continued)

        Investment in Alaskan Gold Claims

        In September 1996 the Company purchased several gold mining claims encompassing 320 acres of land in the state of Alaska for $6 million. The purchase was made by issuing 1,298,700 shares of the Company's common stock. Under the deposit method of accounting in accordance with Financial Accounting Standards No. 66, the 1,298,700 shares of common stock is recorded as a deposit at December 31, 1996.

C. Inventories:

        Inventories consist of the following:

                                            December 31,     December 31,
                                                1996             1995
                                              ---------       ----------
                Raw materials                 $       -       $  265,847
                Work in process                       -           30,693
                Finished goods                  311,424          714,792
                                              ---------       ----------

                                              $ 311,424       $1,011,332
                                              =========       ==========

        The majority of inventory in 1995 is related to the Xin Hui JV, thus the sale of Xin Hui JV has significantly reduced inventory at December 31, 1996.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



 D.     Property and Equipment:

        Property and equipment are summarized as follows:

                                                 December 31,   December 31,
                                                     1996           1995
                                                    -------      ----------
              Furniture and fixtures                $28,600      $3,479,275
              Leasehold improvements                  6,197         264,108
              Office equipment                       34,926       5,520,301
              Lab equipment                           1,500          68,987
              Vehicles                                    -         123,791
                                                    -------      ----------

                                                     71,223       9,456,462

              Less accumulated depreciation          26,414         425,961
                                                    -------      ----------

              Property and equipment, net           $44,809      $9,030,501
                                                    =======      ==========

        The majority of property and equipment in 1995 is related to the Xin Hui JV, thus the sale of Xin Hui JV has significantly reduced property and equipment at December 31, 1996.

E. Notes Payable:

        Notes payable are summarized as follows:
                                                    December 31,    December 31,
                                                        1996            1995
                                                    -----------     -----------

        Loan payable, Bank of China, maturity in
           March 1997 with interest at a floating
           rate (17.3% at December 31, 1995) and
           repayment terms specified by the Bank
           of China.                                $         -     $1,901,265

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


E.      Notes Payable: (continued)
                                                      December 31,  December 31,
                                                         1996           1995
                                                      ----------     ----------
        Loan payable, vendor, with interest at 12%
           and monthly payments of principal and
           interest of $15,253 through March 1998              -        429,585

        Loan payable, shareholder, with interest
           at 6% and monthly payments of principal
           and interest of $4,000 through Mid 1995             -         40,000

        Loan payable, vendor, with interest at 10%
           and monthly payments of principal of
           $5,000 through November 1996. The
           $4,150 balance was paid in full in 1997         4,150         61,000

        Loan payable, Anja Engineering, with
           interest at 8.5% and monthly principal
           and interest payments of $12,075
           beginning May 1, 1997 through April
           2002.                                         576,615              -
                                                      ----------     ----------

                                                         580,765      2,431,850

            Less current portion                          56,396      1,930,114
                                                      ----------     ----------
                                                      $  524,369     $  501,736
                                                      ==========     ==========

        The Company is currently negotiating with Anja Engineering to settle the loan payable with regards to the cancellation of the capital lease.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


E.      Notes Payable: (continued)

        The following is a summary of principal maturities of long-term debt:

                       Year ending December 31,
                       -----------------------
                                1997                          $ 56,396
                                1998                           104,329
                                1999                           113,551
                                2000                           123,588
                                2001                           134,512
                               Thereafter                       48,389
                                                              --------
                               Total                          $580,765
                                                              ========

F.      Notes Receivable:

        Notes receivable at December 31, 1996 and 1995, consisted of the following:
                                                        1996         1995
                                                     ----------   ----------
        Note  receivable  from  former  attorney
           Kevin  Quinn,  interest at 8%,
           balance due December 31, 1997,
           secured by real estate                    $ 109,764      $      -

        Note receivable from CKES, Inc., $3,000,000
           face amount, 6% interest per annum,  due
           in  monthly  installments  of  principal
           only  of  $50,000 beginning October 1,
           1998, interest and unpaid principal due
           and payable on October 1, 2003,  (less
           unamortized  discount  based on 12%
           imputed interest of $753,985 and
           $1,202,220 of loan impairment)            $1,043,795            -

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


F.      Notes Receivable: (continued)

                                                        1996         1995
                                                     ----------   ----------
        Note receivable from Yafa,  Inc., 9%
           interest per annum,  due in monthly
           installments of $2,000,  accrued
           interest and unpaid  principal due
           and payable on or before August 15,
           1999.                                        171,000            -
                                                     ----------   ----------

        Total                                         1,324,559            -

        Less current portion                            133,764            -
                                                     ----------   ----------
                                                     $1,190,795   $        -
                                                     ==========   ==========

G.      Income Taxes:

        As discussed in Note A, the Company accounts for income taxes in accordance with SFAS 109. The provision for income taxes for the year ended December 31, 1996 consists of the $800 minimum California franchise tax and $100 minimum Utah tax for both 1996 and 1995.

        Provisions for income taxes are summarized as follows:

                                                      Year ended
                                              --------------------------
                                              December 31,   December 31,
                                                  1996           1995
                                              -----------    -----------
               Current income taxes              $1,800         $    -
               Deferred income taxes                  -              -
                                                 ------         ------

               Provision for income taxes        $1,800         $    -
                                                 ======         ======

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

G.    Income Taxes (continued):

      As a result of adopting SFAS 109, the Company has recognized deferred tax assets for the tax effects of temporary differences for the years ended December 31, 1996 and 1995 as follows:

                                                   1996            1995
                                                ---------       ---------
      Deferred tax assets:
         Net operating losses                   $ 569,592       $ 248,000
                                                ---------       ---------

         Gross deferred tax assets                569,592         248,000
         Valuation adjustment                    (569,592)       (248,000)
                                                ---------      ----------

               Net deferred tax assets          $       -       $       -
                                                =========       =========

      The Company has net operating loss carryforwards remaining of approximately $2,344,000. The regular net operating loss carryforwards, which are approximately the same as the alternative net operating loss carryforwards, if not utilized, will expire in varying amounts through 2011.

H.    Commitments and Contingencies:

      Operating Leases

      The Company leases its facilities under an operating lease agreement from Larry M. Mitobe which expires in May, 2001. Rental expense for the year ended December 31, 1996 was $27,732.

      Minimum future rental payments under the operating lease are as follows:

                      December 31,                          Amount
                      ------------                         --------
                          1997                             $ 17,220
                          1998                               22,140
                          1999                               24,600
                          2000                               24,600
                          2001                               10,250
                                                           --------

                          Total future rental payments      $98,810
                                                           ========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


H.      Commitments and Contingencies:(continued)

        Consulting Agreement

        On December 30, 1996 the Company has entered into a consulting agreement with American Equities, LLC (American Equities), a California Limited Liability Company. The Company intends to acquire, manage and develop a real estate portfolio including office, retail, industrial and multi-family properties and raw land. The consulting period expires on December 31, 2001. The minimum performance requirements of the consulting agreement will increase assets and/or market capitalization of Harcourt Companies, Inc. by at least $50,000,000 by December 31, 1997.

        Pursuant to the terms of the agreement the Company issued 1,000,000 shares at $1.50 per share as an advance against future fees to be earned by American Equities. The Company also advanced 300,000 shares at $0.50 per share to American Equities for future operating expenses. Both transactions have been discounted due to the restriction on the shares issued.

I.      Supplemental Cash Flow Information:
                                                            1996       1995
                                                        ----------  ---------
          Cash paid for interest and income
          taxes:

               Interest                                 $        -   $  9,524
               Income taxes                             $      900   $      -

          Noncash investing and financing
          activities:

               Common stock issued for inventory        $  191,414          -
               Common stock issued for interest
                  in gold claims                        $5,974,020          -
               Treasury stock acquired                  $  418,618          -
               Common stock issued to settle
                 liabilities                            $  109,589          -
               Common stock issued for purchase of
                  Peony Gardens                         $9,920,000          -
               Common stock issued for brokerage fees   $2,012,500          -
               Common stock issued for converting
                  debt to equity                        $  212,500          -
               Common stock issued for prepayment of
                  Consulting fees                       $  900,000          -
               Note received for sale of subsidiary     $1,043,795          -

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


J.      Capital Stock:

        In April 1995, the Company's Articles of Incorporation (Articles) were amended to authorize the issuance of preferred stock. As amended, the Articles provide that the total number of shares of stock which the Company shall have the authority to issue is 60,001,000, consisting of 50,000,000 shares of Common Stock, $0.001 par value; 1,000 shares of original preferred stock having a par value of $0.01 per share (the
        Original Preferred Stock); and 10,000,000 shares of Preferred Stock, having a par value of $0.01 per share (the Class A Preferred Stock).

        Original Preferred Stock

        Until December 31, 2010, with respect to the election of directors, holders of Original Preferred Stock shall be entitled to elect that number of directors which constitutes three-fifths (3/5ths) of the authorized number of members of the Board of Directors and, if such three-fifths (3/5ths) is not a whole number, then the holders of Original Preferred Stock shall be entitled to elect the nearest higher whole number of directors that is at least three- fifths (3/5ths) of such membership.

        The holders of shares of Original Preferred Stock shall not be entitled to receive any dividends.

        The holders of record of shares of Original Preferred Stock shall, at their option, be entitled to convert each share of Original Preferred Stock into 1,000 shares of fully paid and non-assessable Common Stock. Such shares are owned by the President of the Company.

        In the event of liquidation, dissolution, or winding up of the affairs of the Company whether voluntary of involuntary, the holders of record shall be entitled to be paid the full par value of Original Preferred Stock, and no more.

J.      Capital Stock: (continued)

        Class A Preferred Stock

        The 10,000,000 shares of authorized and unissued Class A Preferred Stock may be split with such designations, powers, preferences and other rights and qualifications, limitations and restrictions thereof as the Company's Board of Directors elects for a given series. To date, only one series has been authorized with defined rights and privileges (Series B Preferred Stock). No shares have been issued.

        On August 2, 1996 the Company effectuated a one for five (1:5) reverse stock split. The effect of this event has been restated retroactively on the statement of stockholders' equity.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


K.      Stock Option Plan:

        In April 1995, the Company adopted a stock option plan (the Plan) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company. The Plan provides for the issuance of both Incentive Stock Options and Non - Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10 year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. No options have been granted under this plan as of December 31, 1995. One million shares of common stock options were granted to an officer of Hartcourt Companies, at $0.50 per share as of December 31, 1996.
        These options expire December 31, 2004.

L.      Warrants:

        As of December 31, 1996 there are 2,000,000 outstanding warrants to purchase 2,000,000 shares of $.001 par value common stock at $0.30 - $2.10 per share. No warrants have been exercised as of December 31, 1996.

M.      Foreign Operations:

        Selected financial data for the Company's foreign operations is as follows:

                                  September 27, 1996     December 31, 1995
                                  ------------------     -----------------

               Revenues              $   458,236            $    249,784

               Operating loss        $(2,132,168)           $ (1,499,598)

               Total assets          $ 9,228,255            $ 10,366,707

N.      Stock Subscription Agreements:

        In October 1996 the Company entered into two stock subscription agreements. Terms of the agreement include that the subscribers can purchase up to 20,000 common shares of Hartcourt Companies, Inc. per month for 12 months at $0.50 per share.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


O.      Forgiveness of Debt:

        During 1996 the Company recognized debt forgiveness of $367,983 relating to several notes owed to three vendors and $16,752 in accounts payable owed to one additional vendor, which were forgiven.

P.      Subsequent Events:

        On April 8, 1997 the Company entered into a preliminary stock purchase agreement with Michael V. Caruana, officer and owner of Pego Systems, Inc. The Company intends to acquire all outstanding shares of Pego Systems, Inc. The parties are negotiating final terms of this agreement and estimates completion of the transaction mid - year 1997.



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

Michael L. Caruana has been a director since June 1994. Mr. Caruana is a graduate of California State University at Long Beach (1972) with a degree in engineering. He currently is the President, Chief Executive Officer and majority owner of Pego Systems, Inc., an engineering and industrial equipment manufacturing company, and has held various positions with Pego since 1975. See
Part I, Item 1, "Description of Business--General" and Part III, Item 12, "Certain Relationships and Related Transactions."

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

Name and Address of                 Amount and Nature of          Percent of
Beneficial Owner                 Beneficial Ownership (1) (2)    Common Stock
-------------------              ----------------------------    ------------
Dr. Alan V. Phan                       1,478,878     (3)             14.0%
19104 South Norwalk Boulevard
Artesia, California 90701

Frederic Cohn                              1,609                         *
19104 South Norwalk Boulevard
Artesia, CA 90701

Michael L. Caruana                         1,609                         *
19104 South Norwalk Boulevard
Artesia, CA 90701

James De Rosa                              1,609                         *
19104 South Norwalk Boulevard
Artesia, CA 90701

Philadep & Co.                           617,989     (8)              5.8%
P.O. Box 15891
Philadelphia, PA 19103-0891

CEDE & Co.                               536,351     (7)              5.1%
55 Water Street 2SL
New York, NY 10041

Tiana Corporation                      1,022,949     (4) (5)          9.7%
Kai Tak Commercial Building
Room 704A
317 Des Voeux Road Central
Hong Kong, China

NuOasis International, Inc.            4,000,000     (6)             37.8%

2 Park Plaza, Suite 470


Irvine, California 92714

All officers and directors
as a group                             1,483,705                     14.1%

___________________
*Less than 1%

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

(4)      As the owner of 20,000 shares of stock in Tiana  corporation, Dr. Alan
         V. Phan's son, Art Phan, holds a 20% interest in Tiana Corporation. Dr. Phan disclaims any beneficial ownership in these shares.


(5) Tiana Corporation is a British Virgin Islands corporation owned 20% by Art Phan, 80% by Tan Geok Ser in Singapore and various Asian
         business  groups  located  in   Hong  Kong,  Singapore,  Malaysia,  and
         Indonesia.

(6) In August 1996 the Company purchased an apartment complex located near Beijing, China for $22 million from NuOasis International, Inc. (a wholly owned subsidiary of Nona Morelli's II). The purchase price included the issuance of 4 million shares of common stock, valued at $10 million, and a promissory note to NuOasis for $12 million. The Note is due and payable on August 17, 1997 or, if construction is not complete, then the note is extended to the date the certificate of occupancy is received. NuOasis is a non-affiliate of the Company.

(7)      CEDE & Co. Is a deposit trust corporation (stock brokerage company).

(8) Philadep & Co. is a deposit trust corporation (stock brokerage company).


The Company is not aware of any arrangement which might result in a change in control in the future.

Item 12: Certain Relationships and Related Transactions


Dr. Alan Phan, a director, executive officer and promoter of the Company, acquired ten shares of Hartcourt Investments for nominal consideration upon its organization in April 1993. Pursuant to a stock exchange agreement dated August 8, 1994 with Eastern Rocester Limited, Harcourt Investments acquired a 60% interest in the Xinhui JV in exchange for 250,000 shares of Harcourt Investments common stock, representing 80% of the common stock of Harcourt Investments outstanding immediately subsequent to the transaction. After giving effect to this transaction, Harcourt Investments was held 80% by Eastern Rocester Limited, 3% by Dr. Phan and 18% by Pacific Rim Capital. See Part I, Item I, "Description of Business--General" and Part III, Item 9, "Directors, Executive Officers, Promoters and Control Persons."

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


During 1994 and 1995, the Company made advances in the aggregate amount of $168,575 to the Company's joint venture partner in the Xinhui JV. All of these advances are non-interest bearing and due on demand. These advances were additional monies lent to Xin Hui which were converted to capital contributions.

During 1994 and 1995, Pacific Rim Capital ("Pacific Rim"), a non-affiliated financier for the Company advanced a total of $272,416 to the Company. The advance was unsecured, bearing interest at the rate of 24% per annum and subject to no fixed repayment terms. On September 30, 1996, Pacific Rim agreed to convert this loan for 425,000 shares at $0.50 per share of the Company's Common Stock.

In June 1995, the Company entered into an Agreement and Plan of Reorganization with Pego Systems, Inc. to acquire all of the outstanding shares of Pego common stock in exchange for 1,500,000 shares of the Company's Class A Preferred Stock. The transaction was terminated prior to its completion. The owner of Pego, Michael L. Caruana is a current director of the Company. See Part II, Financial Statements, "Consolidated Financial Statements, years ended December 31, 1996 and 1995 - Notes to Financial Statements, "Item H" Commitments and Contingencies".

In August 1996 the Company purchased an apartment complex located near Beijing, China $22 million from NuOasis International, Inc. (a wholly owned subsidiary of Nona Morell's II). The purchase price included the issuance of 4 million shares of common stock, valued at $10 million, and a promissory note to Nuoasis for $12 million. The Note is due and payable on August 17, 1997 or, if construction is not complete, then the note is extended to the date the certificate of occupancy is received. NuOasis is a non-affiliate of the Company. Under the deposit method of accounting in accordance with Financial Accounting Standards No. 66 the promissory note for $12,000,000 is currently being deferred until the complete consummation of the Peony Gardens sale. Also the 4 million shares of common stock is recorded as a deposit at December 31, 1996.

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

21.01             Subsidiaries of the Company. (1)

23.01             Consent of Independent Certified Public Accountants.

27.01             Financial Data Schedule.

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



                          THE HARTCOURT COMPANIES, INC.




Date:  June 24, 1997                              By:/s/ Alan V. Phan
                                                     -----------------------
                                                     Alan V. Phan, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                              Date

/s/ Alan V. Phan              Chairman of the Board,             June 24, 1997
------------------            President, Chief Executive
Alan V. Phan                  Officer and Chief Financial
                              Officer

/s/ Frederick Cohn            Secretary, Treasurer and           June 24, 1997
-------------------           Director
Frederic Cohn

/s/ Kenneth Silva             Vice President, Marketing          June 24, 1997
-------------------           and Sales and Director
Kenneth Silva

/s/ Michael Caruana           Director                           June 24, 1997
Michael Caruana

/s/ James De Rosa             Director                           June 24, 1997
-------------------
James De Rosa