Form 10QSB
period 1997-03-31
HARTCOURT COMPANIES INC
filed 1997-08-15
CIK 949427

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                     Commission file number ________________

                          THE HARTCOURT COMPANIES, INC.
       (Exact name of small business issuer as specified in its character)


             Utah                                         87-0400541
 -----------------------------                  -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

              19104 S. Norwalk Boulevard, Artesia, California 90701
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (562) 403-1126
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

As of February 24, 1997, The Hartcourt Companies, Inc. had 10,687,380 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS
                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                              Report on Form 10-QSB
                                for quarter ended
                                 March 31, 1997

                                                                        Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

  Consolidated Balance Sheets -- March 31, 1997 and
  December 31, 1996                                                       3

  Consolidated Statement of Operations -- Three months ended
  March 31, 1997 and 1996                                                 5

  Consolidated Statement of Shareholders' Equity -- Three
  months ended March 31, 1997                                             6

  Consolidated Statements of Cash Flows -- Three months ended
  March 31, 1997 and 1996                                                 7

  Notes to the Consolidated Financial Statements                          8

  Item 2. Management's Discussion and Analysis of Financial
  Condition and results of Operations                                    11


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                              12

  Item 2. Charges in Securities                                          12

  Item 3. Defaults upon Senior Securities                                12

  Item 4. Submission of Matters to Vote of Security Holders              12

  Item 5. Other Information                                              12

  Item 6. Exhibits and Reports on Form 8-K                               12

  Signatures                                                             13

Item 1.          THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

       ASSETS
                                                       March 31,    December 31,
                                                         1997          1996
CURRENT ASSETS                                       (Unaudited)
                                                     -----------    -----------
    Cash                                             $       815    $       822
    Accounts receivable, net of allowance
         for doubtful accounts of $19,034
         in 1997 and 1996, respectively                    7,938         19,034
    Trade dollar receivables                              35,492         72,054
    Inventory, net                                       312,354        311,424
    Interest receivable                                    7,660          3,877
    Note receivable, current portion                     131,225        133,764
    Prepaid expenses                                     318,042              -
    Prepaid consulting fees                              900,000        900,000
    Due from related party                                39,734         32,356
                                                     -----------    -----------

         TOTAL CURRENT ASSETS                          1,753,260      1,473,331

PROPERTY AND EQUIPMENT, net                               40,909         44,809

INVESTMENTS                                           17,906,520     17,906,520

NOTE RECEIVABLE                                        1,182,405      1,190,795

OTHER ASSETS                                             506,950          7,550
                                                     -----------    -----------

                                                     $21,390,044    $20,623,005
                                                     ===========    ===========
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                $   153,788     $   148,569
    Trade dollar payables                               145,304               -
    Accrued expenses                                      2,893         133,747
    Notes payable - current portion                      56,162          56,396
    Bank overdrafts                                         -             5,691
    Subscription deposits                               100,000          45,000
                                                    -----------     -----------

       TOTAL CURRENT LIABILITIES                        458,147         389,403

NOTES PAYABLE, net of current portion                   524,369         524,369
                                                    -----------     -----------

       TOTAL LIABILITIES                                982,516         913,772


  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

Item 1.          THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

SHAREHOLDERS' EQUITY
    Original preferred stock, $0.01 par
       value 1,000 shares authorized;
       issued and outstanding                                10              10
    Common stock, $0.001 par value,
       50,000,000 (10,000,000 in 1995)
       shares authorized; 11,952,024
       shares outstanding at March 31, 1997
       and 10,560,352 at December 31, 1996               11,952          10,560
    Treasury stock, at cost                            (279,928)       (279,928)
    Additional paid-in capital                       24,002,712      23,204,260
    Retained deficit                                 (3,327,218)     (3,225,669)
                                                    -----------     -----------

       TOTAL SHAREHOLDERS' EQUITY                    20,407,528      19,709,233
                                                    -----------     -----------

                                                    $21,390,044     $20,623,005
                                                    ===========     ===========


  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three months ended
                                                                March 31,
                                                      -------------------------
                                                         1997            1996
                                                      ---------       ---------
 REVENUES
    Product sales                                     $   4,106       $ 237,958
                                                      ---------       ---------

         TOTAL REVENUES                                   4,106         237,958

COST OF SALES                                             4,399         205,696
                                                      ---------       ---------

    Gross profit                                           (293)         32,262

OPERATING EXPENSES
    General and administrative                          102,657         210,179
    Depreciation                                          4,725         236,801
                                                      ---------       ---------

         TOTAL OPERATING EXPENSES                       107,382         446,980
                                                      ---------       ---------

LOSS FROM OPERATIONS                                   (107,675)       (414,718)

OTHER INCOME (EXPENSES)
    Minority interest                                       -           300,429
    Interest expense                                     (2,241)       (343,105)
    Interest income                                       8,744          12,963
                                                      ---------       ---------

         TOTAL OTHER INCOME (EXPENSE)                     6,503         (29,713)
                                                      ---------       ---------

NET LOSS BEFORE INCOME TAXES                           (101,172)       (444,431)
    Income taxes                                            377            (218)
                                                      ---------       ---------

NET LOSS                                              $(101,549)      $(444,213)
                                                      =========       =========

NET LOSS PER COMMON SHARE                             $    (.01)      $    (.16)
                                                      =========       =========
WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                      10,827,412       2,749,303
                                                     ==========       =========

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)


                                                                                           Additional                     Total
                                   Common Stock     Preferred Stock   Treasury Stock         Paid-in      Retained     Shareholders'
                                 Shares    Amounts   Shares  Amount  Shares     Amount       Capital       Deficit        Equity
                              -----------  --------  ------  ------  ------   ---------    -----------   -----------   ------------

Balance, December 31, 1996    10,560,352   $10,560   1,000     $10   24,364   $(279,928)   $23,204,260   $(3,225,669)  $ 19,709,233

  Shares issued for settle-
  ment of payables                 2,672         3       -       -        -           -          5,341             -          5,344

  Shares issued for
  consulting agreement           100,000       100       -       -        -           -        149,900             -        150,000

  Shares issued to present
  and former employees and
  Board of Directors             289,000       289       -       -        -           -        144,211             -        144,500

  Sale of shares under
  Regulation S                 1,000,000     1,000       -       -        -           -        499,000             -        500,000

  Net loss                             -         -       -       -        -           -              -      (101,549)      (101,549)

                              ----------   -------   -----     ---   ------   ---------    -----------   -----------   ------------
Balance, March 31, 1997       11,952,024   $11,952   1,000     $10   24,364   $(279,928)   $24,002,712   $(3,327,218)  $ 20,407,528
                              ==========   =======   =====     ===   ======   =========    ===========   ===========   ============

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                            1997        1996
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(101,549)   $(444,213)
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Stock issued for services                            294,500            -
      Minority interest in loss of joint venture                 -      263,782
      Accrued interest income                               (3,783)           -
      Depreciation                                           4,500      236,801
      Changes in operating assets and liabilities:
        (Increase) decrease in:
         Accounts receivable                                47,658     (340,849)
         Note loans receivable                              10,929     (312,270)
         Inventory                                            (930)     182,403
         Prepaid expenses                                 (318,042)      35,515
      Increase in:
         Accounts payable and accrued expenses              25,013     (225,113)
         Due from related party                             (6,778)      92,307
                                                         ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                      (48,482)    (511,637)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                        (600)     (75,370)
   Investments                                                   -         (589)
   Deposits                                               (500,000)           -
                                                         ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                     (500,600)     (75,959)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                           (5,691)           -
   Other loans                                                (234)     164,838
   Issuance of common stock subscribed                      55,000            -
   Sale of common stock                                    500,000      347,882
                                                         ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  549,075      512,720
                                                         ---------    ---------
NET DECREASE IN CASH                                            (7)     (74,876)
CASH, BEGINNING OF PERIOD                                      822      142,047
                                                         ---------    ---------
CASH, END OF PERIOD                                      $     815    $  67,171
                                                         =========    =========

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.    Organization and Nature of Operations:

           Harcourt Investments (USA), Inc., (Harcourt Investments) was incorporated on April 23, 1993. Principal business activities are the design, manufacture and sale of writing instruments. During its first two years of operation, Harcourt Nevada used foreign contract manufacturers to produce various types of pens and markers which were then imported for sale in the U.S. market. In August 1994, Harcourt Investments acquired a 60% interest in the Xinhui Harchy Modern Pens, Ltd. Joint Venture (Xinhui JV) owned by a Hong Kong corporation for common stock valued at $2,149,200. The Xinhui JV is located in the Guangdong Province of China. Pursuant to an amendment to the joint venture agreement governing the Xinhui JV entered into in October 1995, the Company's interest was reduced to a 52% interest in the Xinhui JV.

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

Note 2.    Basis of Presentation:

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


           conjunction with the financial statements and related notes included in the Company's 1996 Form 10-KSB.

           In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of The Hartcourt Companies, Inc. and Subsidiaries as of March 31, 1997 and the results of their operations and their cash flows for the three months ended March 31, 1997 and 1996, respectively. The financial statements are consolidated to include the accounts of The Hartcourt Companies and its subsidiary Hartcourt Pen (together "the Company").

           Certain 1996 amounts have reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

           The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as stated in its report on Form 10-K for the fiscal year ended December 31, 1996.


Note 3.    Material Event:

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Note 4.    Supplemental Disclosure of Non-cash Financing Activities:

           On January 29, 1997 the Company issued 2,672 shares valued at $2.00 per share ($5,344) for services rendered in 1996.

           On February 12, 1997 the Company issued 100,000 shares valued at $1.50 per share ($150,000) in connection with an investment banking services agreement.

           On March 31, 1997 the Company issued 289,000 shares valued at $0.50 per share ($144,500) for present and former employees and directors as bonuses.

Note 5.    Income (Loss) Per Common Share

           Income (loss) per common share is based on the weighted average number of common shares outstanding during the period. No material dilution of earnings per share would result for the periods if it were assumed that all outstanding warrants were exercised.

Note 6.    Subsequent Event:

           On April 8, 1997 the Company entered into a preliminary stock purchase agreement with Michael V. Caruana, officer and owner of Pego Systems, Inc. The Company intends to acquire all outstanding shares of Pego Systems, Inc. The parties are negotiating final terms of this agreement and estimates completion of the transaction mid year 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

           As discussed in the Company's annual report, the Company sold its interest in the XinHui Joint Venture during 1996 and, therefore, comparability of assets, liabilities, income and expenses between the first quarter of 1997 and the first quarter of 1996 is not meaningful.

           Liquidity and capital resources.

           During the first quarter of 1997 the Company continued its plan of restructuring by liquidating unprofitable existing operations and seeking new business opportunities. An investment advisor was retained to assist in seeking potential new investments as well as arranging appropriate financing for future acquisitions. The Company issued the investment advisor 100,000 shares of the Company's stock, valued at $150,000, in prepayment of services to be rendered over a twelve month period ending in February 1998.

           In March 1997, the Company issued 1 million shares of stock to foreign investors, under Regulation S of the Securities and Exchange Commission, for $500,000. The proceeds will be used in the Company's acquisition program and is currently on deposit in an escrow account.

           Also in the first quarter 1997, the Company issued 289,000 shares of stock to current and former employees for past services to the Company. Most of these past service costs had been accrued at December 31, 1996.

           As mentioned in the annual report, the Company has a stock subscription agreement with foreign investors that will provide the Company with up to $20,000 per month during the twelve month period beginning November 1996. The Company received $55,000 during the first quarter under this agreement. The deposits received under the subscription agreement are shown in current liabilities as subscription deposits and totaled $100,000 at March 31, 1997.

           Results of operations.

           The Company's operating subsidiary, Hartcourt Pen Factory Inc., had minimal activity during both first quarters of 1997 and 1996 due in part because sales activity in the first quarter of the year are normally lower, following the holiday season, and because Hartcourt Pen, in 1997, has reduced its marketing and sales activities due to the pending restructuring referred to above. Revenues of Hartcourt Pen in the first quarter of 1996 were $37,300 as compared to $4,100 for 1997. General and administrative expenses were relatively high during the first quarter of 1997 due to higher legal and accounting fees incurred in connection with the Company's annual audit, SEC reporting and restructuring program.

           The Company plans to focus its future acquisitions on profitable operating companies with adequate cash flows. Currently, cash flows are primarily from the issuance's of the Company's common stock.

                            PART II OTHER INFORMATION



Item 1.    LEGAL PROCEEDINGS

There have been no changes since the Company's last report in Item 3, "Legal Proceedings" of Form 10-KSB for the fiscal year ended December 31, 1996.

Item 2.    CHANGES IN SECURITIES

           Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

           None.

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits - None.

           (b)  Reports on Form 8-K - None.

                            PART II OTHER INFORMATION




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE HARTCOURT COMPANIES, INC.

Date: August 7, 1997                               By:  /s/ Alan V. Phan
                                                        ------------------
                                                        Dr. Alan V. Phan
                                                        President