Form 10QSB
period 1997-06-30
HARTCOURT COMPANIES INC
filed 1997-08-15
CIK 949427

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB
                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        Commission file number 001-12671

                          The Hartcourt Companies, Inc.
       (Exact name of small business issuer as specified in its character)


                  Utah                                    87-0400541
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)

              19104 S. Norwalk Boulevard, Artesia, California 90701
                    (Address of principal executive offices)

                                 (562) 403-1126
                           (Issuer's telephone number)

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

                              Report on Form 10-QSB
                                for quarter ended
                                  June 30, 1997
                                                                        Page

PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -- June 30, 1997 and
         December 31, 1996 (audited)                                      3

         Consolidated  Statement  of  Operations  --  Quarters
         ended  June 30,  1997 and 1996 and the six months
         ended June 30, 1997 and 1996                                     5

         Consolidated Statement of Shareholders' Equity -- Six
         months ended June 30, 1997                                       6

         Consolidated Statements of Cash Flows -- Six months ended
         June 30, 1997 and 1996                                           7

         Notes to the Consolidated Financial Statements                   8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and results of Operations                             12


PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings                                     14

          Item 2.  Charges in Securities                                 14

          Item 3.  Defaults upon Senior Securities                       14

          Item 4.  Submission of Matters to Vote of Security Holders     14

          Item 5.  Other Information                                     14

          Item 6.  Exhibits and Reports on Form 8-K                      14

          Signatures                                                     15

Item 1.
                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

       ASSETS                                        June 30,       December 31,
                                                       1997             1996
CURRENT ASSETS                                      (Unaudited)
                                                    -----------     -----------
    Cash                                               $105,971            $822
    Accounts receivable, net of
       allowance for doubtful
       accounts of $6,571 and
       $19,034 in 1997 and 1996,
       respectively                                       7,222          19,034
    Trade dollar receivables                             32,137          72,054
    Inventory, net                                      128,759         311,424
    Interest receivable                                  11,272           3,877
    Note receivable, current portion                    189,091         133,764
    Prepaid expenses                                    318,042               -
    Prepaid consulting fees                             900,000         900,000
    Due from related party                               52,418          32,356
                                                    -----------     -----------

         TOTAL CURRENT ASSETS                         1,744,912       1,473,331

PROPERTY AND EQUIPMENT, net                              35,264          44,809

INVESTMENTS                                          17,906,520      17,906,520

NOTE RECEIVABLE, net of current portion               1,354,947       1,190,795

OTHER ASSETS                                            516,951           7,550
                                                    -----------     -----------

                                                    $21,558,594     $20,623,005
                                                    ===========     ===========
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                    $44,103        $148,569
    Trade dollar payables                               148,641               -
    Accrued expenses                                      5,902         133,747
    Notes payable, current portion                       51,926          56,396
    Bank overdrafts                                           -           5,691
    Subscription deposits                                89,000          45,000
    Other current liabilities                           100,000               -
                                                    -----------     -----------

       TOTAL CURRENT LIABILITIES                        439,572         389,403

NOTES PAYABLE, net of current portion                   576,615         524,369
                                                    -----------     -----------

       TOTAL LIABILITIES                              1,016,187         913,772

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                                     June 30,       December 31,
                                                       1997             1996
                                                    (Unaudited)
                                                    -----------     -----------

SHAREHOLDERS' EQUITY
    Original preferred stock, $0.01 par
       value 1,000 shares authorized,
       issued and outstanding                                10              10
    Common stock, $0.001 par value,
       50,000,000 (10,000,000 in 1995)
       shares authorized; 12,106,024
       shares outstanding at June 30, 1997
       and 10,560,352 at December 31, 1996               12,106          10,560
    Treasury stock, at cost                            (279,928)       (279,928)
    Additional paid-in capital                       24,095,558      23,204,260
    Retained deficit                                 (3,285,339)     (3,225,669)
                                                    -----------     -----------

       TOTAL SHAREHOLDERS' EQUITY                    20,542,407      19,709,233
                                                    -----------     -----------

                                                    $21,558,594     $20,623,005
                                                    ===========     ===========


  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Quarter ended                 Six months ended
                                                   June 30,                       June 30,
                                        -----------------------------   ----------------------------
                                            1997            1996             1997           1996
                                        ------------    ------------    ------------    ------------
REVENUES
    Product sales                           $267,394        $256,867        $271,500        $494,825
                                        ------------    ------------    ------------    ------------
         TOTAL REVENUES                      267,394         256,867         271,500         494,825

COST OF SALES                                190,926         202,128         195,325         407,824
                                        ------------    ------------    ------------    ------------
    Gross profit                              76,468          54,739          76,175          87,001

OPERATING EXPENSES
    General and administrative                41,633         248,037         144,290         458,216
    Depreciation                                 420         250,773           5,145         487,574
                                        ------------    ------------    ------------    ------------
         TOTAL OPERATING EXPENSES             42,053         498,810         149,435         945,790
                                        ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                 34,415        (444,071)        (73,260)       (858,789)

OTHER INCOME (EXPENSES)
    Minority interest                              -         300,429               -         600,858
    Interest expense                         (24,159)       (316,154)        (26,400)       (659,259)
    Interest income                            6,731          14,457          15,475          27,420
    Other income                              25,556               -          25,556               -
                                        ------------    ------------    ------------    ------------
         TOTAL OTHER INCOME (EXPENSE)          8,128          (1,268)         14,631         (30,981)
                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE INCOME TAXES         42,543        (445,339)        (58,629)       (889,770)
    Income taxes                                 664               -           1,041            (218)
                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS)                            $41,879       $(445,339)       $(59,670)      $(889,552)
                                        ============    ============    ============    ============
NET INCOME (LOSS) PER COMMON SHARE              $.00           $(.14)          $(.00)          $(.29)
                                        ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                           12,029,029       3,070,634      12,029,024       3,070,634
                                        ============    ============    ============    ============

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)

                                                                                           Additional                     Total
                                   Common Stock     Preferred Stock   Treasury Stock        Paid-in      Retained      Shareholders'
                                 Shares    Amounts   Shares Amount  Shares     Amount       Capital       Deficit         Equity
                              ----------- ---------  ------ ------  ------   ---------    -----------   -----------    ------------
Balance, December 31, 1996     10,560,352   $10,560   1,000   $10   24,364   $(279,928)   $23,204,260   $(3,225,669)    $19,709,233

Shares issued for
  settlement of payables            2,672         3       -     -        -           -          5,341             -           5,344

Shares issued for consulting
  agreement                       100,000       100       -     -        -           -        149,900             -         150,000

Shares issued to present and
  former employees and Board
  of Directors                    289,000       289       -     -        -           -        144,211             -         144,500

Sale of shares under
  Regulation S                  1,000,000     1,000       -     -        -           -        499,000             -         500,000

Net loss                                -         -       -     -        -           -              -      (101,549)       (101,549)
                               ----------   -------   -----   ---   ------   ---------    -----------   -----------    ------------

Balance, March 31, 1997        11,952,024   $11,952   1,000   $10   24,364   $(279,928)   $24,002,712   $(3,327,218)    $20,407,528
                               ==========   =======   =====   ===   ======   =========    ===========   ===========    ============

Sale of shares under
  Regulation S                    138,000       138       -     -        -           -         68,862             -          69,000

Shares issued in settlement
  of payables                      16,000        16       -     -        -           -         23,984             -          24,000

Net income                              -         -       -     -        -           -              -        41,879          41,879
                               ----------   -------   -----   ---   ------   ---------    -----------   -----------    ------------

Balance, June 30, 1997         12,106,024   $12,106   1,000   $10   24,364   $(279,928)   $24,095,558   $(3,285,339)    $20,542,407
                               ==========   =======   =====   ===   ======   =========    ===========   ===========   =============

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six months ended
                                                                June 30,
                                                            1997         1996
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $(59,670)   $(889,972)
   Adjustments to reconcile net income to net cash
   used in operating activities:
     Stock issued for services                             294,500            -
     Minority interest in loss of joint venture                  -      (36,647)
     Write-off of bad debts                                (12,463)    (116,490)
     Accrued interest income                                (7,395)           -
     Depreciation and amortization                           5,145      487,574
     Changes in operating assets and liabilities:
  (Increase) decrease in:
        Accounts receivable                                 64,192       93,443
        Note receivable                                   (219,479)    (107,383)
        Inventory                                          182,665      (13,042)
        Prepaid expenses                                  (318,042)          64
        Other assets                                        22,955       28,763
   Increase (decrease) in:
        Accounts payable and accrued expenses              (54,326)     (33,323)
        Due from related party                             (52,418)     130,054
                                                         ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                     (154,336)    (456,959)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                       4,400     (165,074)
   Investments                                                   -     (228,089)
   Deposits                                               (500,000)           -
                                                         ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                     (495,600)    (393,163)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                           (5,691)           -
   Borrowing from notes                                     47,776            -
   Other loans                                             100,000      234,855
   Issuance of common stock subscribed                      44,000            -
   Sale of common stock                                    569,000      488,033
                                                         ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  755,085      722,888
                                                         ---------    ---------
NET INCREASE IN CASH                                       105,149     (127,234)
CASH, BEGINNING OF PERIOD                                      822      142,047
                                                         ---------    ---------
CASH, END OF PERIOD                                       $105,971      $14,813
                                                         =========    =========

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.    Organization and Nature of Operations:

           Harcourt Investments (USA), Inc., (Harcourt Investments) was incorporated on April 23, 1993. Principal business activities are the design, manufacture and sale of writing instruments. During its first two years of operations, Harcourt Nevada used foreign contract manufacturers to produce various types of pens and markers which were then imported for sale in the U.S. market. In August 1994, Harcourt Investments acquired a 60% interest in the Xinhui Harchy Modern Pens, Ltd. Joint Venture (Xinhui JV) owned by a Hong Kong corporation for common stock valued at $2,149,200. The Xinhui JV is located in the Guangdong Province of China. Pursuant to an amendment to the joint venture agreement governing the Xinhui JV entered into in October 1995, the Company's interest was reduced to a 52% interest in the Xinhui JV.

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

Note 2.    Basis of Presentation:

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Form 10-KSB.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


           In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of The Hartcourt Companies, Inc. and Subsidiaries as of June 30, 1997 and the results of their operations and their cash flows for the six months ended June 30, 1997 and 1996, respectively. The financial statements are consolidated to include the accounts of The Hartcourt Companies and its subsidiary Hartcourt Pen (together "the Company").

           Certain 1996 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

           The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as stated in its report on Form 10-K for the fiscal year ended December 31, 1996.


Note 3.    Material Events:

           Sale of Harcourt Investments, Inc.

           In September 1996 the Company sold its wholly-owned subsidiary, Harcourt Investments (USA), Inc., (Harcourt Investments) to CKES, Inc. located in Sunnyvale, California. Harcourt Investments owned a 52% interest in Xinhui Harcy Modern Pens, Ltd., a joint venture in the Peoples Republic of China. All of the outstanding shares of Harcourt Investments were sold for a $3 million dollar note receivable which is payable in 60 equal monthly installments of $50,000 each, beginning October 1, 1998. Interest accrues at 6% per annum and is payable in full at the end of the loan period. The note receivable is secured by a security agreement. This agreement allows the Company to have a security interest in all assets of CKES, Inc.

           Investment in Peony Gardens

           In August 1996 the Company purchased an apartment complex located near Beijing, China for $22 million from NuOasis International, Inc. The purchase price included the issuance of 4 million shares of common stock, valued at $10 million, and a promissory note to NuOasis for $12 million. The note is due and payable on August 17, 1997 or, if construction is not complete, then the note is extended to the date that the certificate of occupancy is received. Under the deposit method of accounting in accordance with Financial Accounting Standards No. 66 the promissory note for $12 million is currently being deferred until the complete consummation of the Peony Gardens sale. Also, the value of the 4 million shares of common stock is recorded as a deposit at December 31, 1996.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


           Investment in Alaskan Gold Claims

           In September 1996 the Company purchased several gold mining claims encompassing 320 acres of land in the state of Alaska for $6 million. The purchase was made by issuing 1,298,700 shares of the Company's common stock. Under the deposit method of accounting in accordance with Financial Accounting Standards No. 66, the value of the 1,298,700 shares of common stock is recorded as a deposit at December 31, 1996.

           Agreement to Acquire Pego Systems, Inc.

           On April 8, 1997 the Company entered into a preliminary stock purchase agreement with Michael V. Caruana, officer and owner of Pego Systems, Inc. The Company intends to acquire all outstanding shares of Pego Systems, Inc. The parties are negotiating final terms of this agreement and estimates completion of the transaction in the third quarter of 1997.

           Agreement to Acquire Electronic Components and Systems, Inc. and Pruzin Technologies, Inc.

           On July 24, 1997 the Company entered into a preliminary stock purchase agreement with James Pruzin, officer and owner of Electronic Components and Systems, Inc. and Pruzin Technologies, Inc. (collectively ECS). The Company intends to acquire all outstanding shares of ECS. The parties are negotiating final terms of this agreement and estimates completion of the transaction in the third quarter of 1997.

           Escrow Opened to Acquire Shopping Center

           In July 1997 the Company opened escrow to purchase a multi-tenant shopping center in Perris, California. Estimated purchase price is approximately $6,750,000.


Note 4.    Supplemental Disclosure of Non-cash Financing Activities:

           On January 29, 1997 the Company issued 2,672 shares valued at $2.00 per share ($5,344) for services rendered in 1996.

           On February 12, 1997 the Company issued 100,000 shares valued at $1.50 per share ($150,000) in connection with an investment banking services agreement.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


           On March 31, 1997 the Company issued 289,000 shares valued at $0.50 per share ($144,500) for present and former employees and directors as bonuses.

           On May 7, 1997 the Company issued 16,000 shares valued at $1.50 per share ($24,000) for business operations.

Note 5.    Income (Loss) Per Common Share:

           Income (loss) per common share is based on the weighted average number of common shares outstanding during the period. No material dilution of earnings per share would result for the periods if it were assumed that all outstanding warrants were exercised.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

           As discussed in the Company's annual report, the Company sold its interest in the Xinhui Joint Venture during 1996 and, therefore, comparability of assets, liabilities, income and expenses between the first and second quarters of 1997 and the first and second quarters of 1996 are not meaningful.

           Liquidity and capital resources.

           The Company continues its plan to divest itself of unprofitable operations and seek new opportunities. During the second quarter we sold our California Awards business for $33,000 which resulted in non-operating income of $15,000. We also sold the cosmetics inventory for $200,000 which resulted in a gross profit of approximately
           $38,000. In both of these transactions the Company received promissory notes for the sales price and will collect the notes over 3 to 5 years.

           During the quarter the Company borrowed $50,000 repayable in twelve months. The lender has the option to convert the loan into common stock of the Company at $3.00 per share. The funds were used for working capital. The Company received $100,000 in June 1997 from a Hong Kong investor to participate with the Company in future real estate projects. A portion of the funds will be used to cover expenses of acquisition and financing of future projects and the remainder will be used for the equity portion of investments. The Company is still negotiating with the Hong Kong investor to work out the details of future joint venture projects.

           In connection with the Company's stock subscription agreement we received $58,000 in additional subscriptions during the second quarter and issued 138,000 shares of common stock for $69,000. At June 30, 1997 the Company held $89,000 in common stock subscription deposits. These funds are being used for working capital.

           We also issued 16,000 shares of common stock during the quarter for $24,000 in settlement of outstanding accounts payable at amounts less than the original carrying amounts. This resulted in cancellation of indebtedness income of almost $11,000.

           The  Company  is  currently  in   negotiations   for  the   following
           investments:

           1. The Company has an agreement to purchase all of the outstanding stock of Pego Systems, Inc. for a combination of cash and common stock of the Company. Pego Systems, Inc. manufactures industrial processing equipment and has been in business over thirty-five years. Pego Systems, Inc. is currently being audited and we anticipate that the transaction will be completed by the end of September 1997. The total purchase price is approximately $2,250,000.

           2. The Company signed a letter of intent to acquire Electronic Components and Systems, Inc. and Pruzin Technologies, Inc. (collectively referred to as ECS). Both are Arizona corporations with headquarters in Nogales, Arizona. ECS is a contract manufacturer for the high-tech industry specializing in electromechanical assembly of printed circuit boards, cable and wire, and other related electronics. ECS has three factories located in Arizona and Mexico. In addition, they have a warehouse distribution center in Nogales, Arizona with a total workforce of approximately 1,000 people. Existing customers include: Intel, General Instruments, and Motorola. The total value of this transaction is $8,977,000 and will be paid with $5,000,000 worth of voting common stock and $3,400,000 of restricted, convertible preferred stock of the Company. This transaction is expected to close by the end of the third quarter of 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

           3.   In  July  1997  the   Company   opened   escrow  to  purchase  a
                multi-tenant shopping center in Perris, California for a total purchase price of $6,750,000.

           Results of operations.

           The Company's statement of consolidated income for six months ended June 30, 1997 reflects the sale of the cosmetic inventory for $200,000 which produced a gross profit of $38,750. We also sold the California Awards business for $33,000 and recognized non-operating income of $15,000 from the sale. The sale included inventory, store fixtures and equipment. Additional non-operating income of $10,880 was recognized during the quarter from the renegotiation of outstanding accounts payable and the resultant cancellation of debt. In addition to the sale of the cosmetics inventory, Hartcourt Pen Factory had other sales of approximately $67,000 during the quarter and gross profit of approximately $38,000.

           Interest expense increased during the quarter due to finance charges relating to trade dollar payables as well as interest on the $50,000 of short-term debt.

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

                                                 THE HARTCOURT COMPANIES, INC.

Date: August 14, 1997                            By: /s/ Alan V. Phan
                                                     --------------------
                                                     Dr. Alan V. Phan,
                                                     President