Form 10QSB
period 1997-09-30
HARTCOURT COMPANIES INC
filed 1997-11-14
CIK 949427

U.S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended         September 30, 1997


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT
    -----

                                              Commission file number   001-12671

                                           The Hartcourt Companies, Inc.
            (Exact name of small business issuer as specified in its character)


         Utah                                                      87-0400541
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                                          Number)


                      19104 S. Norwalk Boulevard, Artesia California 90701
                  (Address of principal executive offices)

                                                  (562) 403-1126
                                            (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No __.

As of September 30, 1997, The Hartcourt Companies, Inc.
 had 12,106,024 shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes __                     No  X

                                                 TABLE OF CONTENTS
                                  THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                               Report on Form 10-QSB
                                                 For quarter ended
                                                September 30, 1997



                                                                           Page
PART 1 - FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                  Consolidated Balance Sheets - September 30, 1997 and
                           December 31, 1996
(audited)..............................................3

                  Consolidated Statement of Operations - Quarter ended September
                           30, 1997 and 1996 and the nine months
                           Ended September 30, 1997 and 1996
 .......................................4

                  Consolidated Statement of Shareholders' Equity - Nine
                           Months ended September 30, 1997
 ..........................................5

                  Consolidated Statements of Cash Flows - Nine months ended
                           September 30, 1997 and 1996
 ..............................................6

                  Notes to the Consolidated Financial Statements
 ...................................7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
 .......................................................10

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings...
 .............................................................11

         Item 2.  Charges in Securities...
 .........................................................11

         Item 3.  Defaults upon Senior Securities..
 ................................................11

         Item 4.  Submission of Matters to Vote of Security Hoders.
 ................................11

         Item 5.  Other Information
 ................................................................11

         Item 6.  Exhibits and Reports on Form 8-K
 ................................................11

                  Signatures..
 .....................................................................12


                                  THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                                          September 30,             December 31,
                                                                              1997                      1996
ASSETS                                                                    (Unaudited)
CURRENT ASSETS
       Cash                                                            $         144,790         $            822
       Accounts receivable, net of allowance for doubtful accounts
              of $6,571 and $19,034 in 1997 and 1996, respectively                    --                   19,034
       Trade dollar receivables                                                   38,651                   72,054
       Inventory, net                                                            128,591                  311,424
       Interest receivable                                                        14,760                    3,877
       Note receivable, current portion                                          193,103                  133,764
       Prepaid expenses                                                          328,736                       --
       Prepaid consulting fees                                                   900,000                  900,000
       Due from related party                                                     74,985                   32,356
              TOTAL CURRENT ASSETS                                     $       1,823,616         $      1,473,331

PROPERTY AND EQUIPMENT, net                                            $          31,992         $         44,809
INVESTMENTS                                                                   17,906,520               17,906,520
NOTE RECEIVABLE                                                                1,346,278                1,190,795
OTHER ASSETS                                                                      51,951                    7,550
                                                                       $      21,160,357         $     20,623,005
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                $          96,708         $        148,569
       Trade dollar payables                                                     135,902                       --
       Accrued expenses                                                            4,960                  133,747
       Notes payable, current portion                                             51,586                   56,396
       Bank overdrafts                                                                --                    5,691
       Subscription deposits                                                     125,034                   45,000
              TOTAL CURRENT LIABILITIES                                $         414,190         $        389,403
NOTES PAYABLE, net of current portion                                            576,615                  524,369

              TOTAL LIABILITIES                                        $         990,805         $        913,772

SHAREHOLDERS' EQUITY
       Original preferred stock - $0.01 par value
              1,000 shares authorized, issued and outstanding                         10                       10
       Common Stock - $0.001 par value; 50 million (10 million in
              1995) Shares authorized; 12,106,024 shares outstanding
              at September 30, 1997 and 10,560,352 at
              December 31, 1996                                                   12,106                   10,560
       Stock subscriptions receivable                                          (276,000)                       --
       Treasury stock, at cost (24,364 shares)                                 (279,928)                (279,928)
       Additional paid-in capital                                             24,095,558               23,204,260
       Retained deficit                                                      (3,382,194)              (3,225,669)
              TOTAL SHAREHOLDERS EQUITY                                       20,169,552               19,709,233
                                                                       $      21,160,357         $     20,623,005




                                  THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                   Quarter Ended                        Nine Months Ended
                                                                   September 30,                          September 30,
                                                              1997                1996               1997                1996
REVENUES
       Product sales                                 $          45,206     $       119,103     $       316,706    $        212,772

COST OF SALES                                                   18,402             113,949             213,727             556,683

       Gross Profit                                             26,804               5,154             102,979           (343,911)

OPERATING EXPENSES
       General and administrative                              127,115              27,712             271,405             248,272
       Depreciation and amortization                             5,647               1,138              10,792                  --

              TOTAL OPERATING EXPENSES                         132,762              28,850             282,197             248,272

LOSS FROM OPERATIONS                                         (105,958)            (23,696)           (179,218)           (592,183)

OTHER INCOME (EXPENSES)
       Minority interest
       Interest expense                                          4,095               (154)            (22,305)           (122,516)
       Interest income                                           6,410                 925              21,885               7,039
       Loss on sale of subsidiary                                   --         (1,135,482)                  --         (1,135,482)
       Other income                                                 --             572,863              25,556             367,828

              TOTAL OTHER INCOME (EXPENSES)                     10,505           (561,848)              25,136           (883,131)
NET LOSS BEFORE INCOME TAXES                                  (95,453)           (585,544)           (154,082)         (1,475,314)

       Income taxes                                              1,402               1,247               2,443               1,029

NET LOSS                                             $        (96,885)     $     (586,791)     $     (156,525)    $    (1,476,343)

NET LOSS PER COMMON SHARE                            $         (0.008)     $       (0.186)     $       (0.013)    $        (0.467)

WEIGHTED AVERAGE NUMBER OF SHARES
       OUTSTANDING                                          11,654,153           3,159,383          11,654,153           3,159,383


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)


                                                                 Additional
                             Common Stock      Preferred Stock     Paid-in        Treasury Stock        Retained
                         Shares       Amount  Shares   Amount      Capital      Shares       Amount      Deficit   Total
Balance,
     December 31, 1996   10,560,352  $   10,560  1,000  $  10   $23,204,260      27,364   $(279,928)   $(3,225,669) $19,703,233

     Shares issued for
      settlement of payables2,672   3                                 5,341                                               5,344
     Shares issued for
      consulting agreement  100,000          10                     149,900                                             150,000
     Shares issued to
      present and former
      employees and Board
      of Directors          289,000         289                     144,211                                             144,500
     Sale of shares under
      Regulation S        1,000,000       1,000                     499,000                                             500,000

     Net loss                                                                                             (101,549)    (101,549)

Balance,
     March 31, 1997      11,952,024  $   11,952  1,000  $  10   $24,002,712      27,364   $(279,928)   $(3,327,218) $20,407,528

     Sale of shares under
      Regulation S          138,000         138                      68,862                                              69,000
     Shares issued in
      settlement of
      payables               16,000          16                      23,984                                              24,000

     Net income                                                                                             41,879       41,879

Balance,
     June 30, 1997       12,106,024  $   12,106   1,000  $ 10   $24,095,558      27,364   $(279,928)   $(3,285,339) $20,542,407

     Net loss                                                                                              (96,855)     (96,855)

Balance,
     September 30, 1997  12,106,024  $   12,106   1,000  $ 10   $24,095,558      27,364   $(279,928)   $(3,382,194) $20,445,552


                                  THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                      September 30,
                                                                              1997                      1996
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                        $       (156,525)         $     (1,476,343)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
              Stock issued for services                                          294,500                        --
              Minority interest in loss of joint venture                              --                    86,639
              Write-off of bad debts                                            (19,034)                 (116,490)
              Accrued interest income                                           (10,883)                        --
              Depreciation and amortization                                       10,792                   269,263
              Changes in operating assets and liabilities:
              (Increase) decrease in:
                    Accounts receivable                                           71,471                   111,590
                    Note receivable                                            (214,822)                 (153,559)
                    Inventory                                                    182,833                    47,852
                    Prepaid expenses                                           (328,736)                    72,051
                    Other assets                                                (12,045)                   268,770
              Increase (decrease) in:
                    Accounts payable and accrued expenses                       (15,402)                   235,539
                    Due from related party                                      (74,985)                 (103,841)

NET CASH USED IN OPERATING ACTIVITIES                                          (272,836)                 (758,529)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property, plant and equipment                                      --                 (214,761)
       Sale of equipment                                                           2,025                        --
NET CASH USED IN INVESTING ACTIVITIES                                              2,025                 (214,761)

CASH FLOWS FROM FINANCING ACTIVITIES
       Bank overdraft                                                            (5,691)                        --
       Borrowing from notes                                                       47,436                        --
       Other loans                                                                    --                   350,640
       Stock subscriptions receivable                                          (276,000)                        --
       Issuance of common stock subscribed                                        80,034                        --
       Sale of common stock                                                      569,000                   488,033

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        414,779                   838,673

NET INCREASE (DECREASE) IN CASH                                                  143,968                 (134,617)

CASH, BEGINNING OF PERIOD                                                            822                   142,047
CASH, END OF PERIOD                                                    $         144,790         $           7,430


                                  THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)


Note 1.  Organization and Nature of Operations:

         Harcourt Investments (USA), Inc. (Harcourt Investments) was incorporated on April 23, 1993. Principal business activities are the design, manufacture and sale of writing instruments. During its first two years of operations, Harcourt Investments used foreign contract manufacturers to produce various types of pens and markers which were then imported for sale in the U.S. market. In August 1994, Harcourt Investments acquired a 60% interest in the Xinhui Harchy Modern Pens, Ltd. Joint Venture (Xinhui JV) owned by a Hong Kong corporation for common stock valued at $2,149,200. The Xinhui JV is located in the Guangdong Province of China. Pursuant to an amendment to the joint venture agreement governing the Xinhui JV entered into in October 1995, the Company's interest was reduced to a 52% interest in the Xinhui JV.

         In November 1994, Stardust, Inc. Production-Recording-Promotion (Stardust) acquired 100% of the outstanding shares of Harcourt Investments for 8,280,000 shares of its common stock in a transaction accounted for as a recapitalization of Harcourt Investments with Harcourt Investments as the acquirer (reverse acquisition). Therefore, the historic cost of assets and liabilities were carried forward to the consolidated entity. In 1996, a reverse stock split changed the number of shares issued and outstanding to 2,735,952. The consolidated financial statements were restated to reflect this capital stock transaction. Stardust's name was changed to "Hartcourt Companies, Inc."

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

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of The Hartcourt Companies and Subsidiaries as of September 30, 1997 and the results of their operations and their cash flows for the nine months ended September 30, 1997 and 1996, respectively. The financial statements are consolidated to include the accounts of The Hartcourt Companies and its subsidiary Hartcourt Pen (together "the Company").

         Certain 1996 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 1996.

                                  THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
Note 3.  Material Events:

Sale of Harcourt Investments, Inc.

         In September 1996 the Company sold its wholly-owned subsidiary, Harcourt Investments (USA), Inc. (Harcourt Investments) to CKES, Inc. located in Sunnyvale, California. Harcourt Investments owned a 52% interest in Xinhui Harchy Modern Pens, Ltd., a joint venture in the Peoples Republic of China. All of the outstanding shares of Harcourt Investments were sold for a $3 million dollar note receivable which is payable in 60 equal monthly installments of $50,000 each, beginning October 1, 1998. Interest accrues at 6% per annum and is payable in full at the end of the loan period. The note receivable is secured by a security agreement. This agreement allows the Company to have a security interest in all assets of CKES, Inc.

Investment in Peony Gardens

         In August 1996 the Company purchased an apartment complex located near Beijing, China for $22 million from NuOasis International, Inc. The purchase price included the issuance of 4 million shares of common stock, valued at $10 million, and a promissory note to NuOasis for $12 million. The note was due and payable on August 17, 1997, or if construction is not complete, then the note is extended to the date that the certificate of occupancy is received. Under the deposit method of accounting in accordance with Financial Accounting Standards No. 66, the promissory note of $12 million is currently being deferred until the complete consummation of the Peony Gardens sale. Also, the value of the 4 million shares of common stock is recorded as a deposit.

Investment in Alaskan Gold Claims

         In September 1996 the Company purchased several gold mining claims encompassing 320 acres of land in the state of Alaska for $6 million. The purchase was made by issuing 1,298,700 shares of the Company's common stock. Under the deposit method of accounting in accordance with Financial Accounting Standards No. 66, the value of the 1,298,700 shares of common stock is recorded as a deposit.

Agreement to Acquire Pego Systems, Inc.

         On April 8, 1997 the Company entered into a preliminary stock purchase agreement with Michael V. Caruana, officer and owner of Pego Systems, Inc. On October 6, 1997 the Company completed the purchase of 100% of the outstanding shares of Pego Systems, Inc. Details of this transaction were reported on Form 8-K and submitted to the SEC on or about October 18, 1997.

Agreement to Acquire Electronic Components and Systems, Inc. and Pruzin Technologies, Inc.

         On July 24, 1997 the Company entered into a preliminary stock purchase agreement with James Pruzin, officer and owner of Electronic Components and Systems, Inc. and Pruzin Technologies, Inc. (collectively ECS). The Company completed the purchase of 100% of the outstanding shares of ECS on October 29, 1997. Details of this transaction will be reported on Form 8-K submited to the SEC on or about November 12, 1997.

Escrow Opened to Acquire Shopping Center

         In July 1997 the Company opened escrow to purchase a multi-tenant shopping center in Perris, California. Estimated purchase price is approximately $6,750,000. The purchase is subject to financing of $3,750,000 from Nations Bank.

                                  THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)

Note 3.  Mateiral Events (continued):

Purchase of Marketable Securities

         On July 28, 1997 the Company purchased $6 million worth of free-trading marketable securities from Capital Commerce Ltd., an Isle of Man corporation. The Company issued $4 million of Series A 9% Convertible Preferred Stock and $2 million of Series B 9% Convertible Preferred Stock in exchange for the free trading securities. The securities will be sold and funds will be used in the acquisition of Pego Systems, Inc. and Electronic Components and Systems, Inc., as well as future acquisitions.

Note 4. Supplemental Disclosure of Non-cash Financing Activities:

         On January 29, 1997 the Company issued 2,672 shares valued at $2.00 per share ($5,344) for services rendered in 1996.

         On February 12, 1997 the Company  issued 100,000 shares valued at $1.50
per  share  ($150,000)  in  connection  with  an  investment   banking  services
agreement.

         On March 31, 1997 the Company issued 289,000 shares valued at $0.50 per share ($144,500) to present and former employees and directors as bonuses.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

         The Company sold its interest in the XinHui Joint Venture during 1996 and, therefore, comparability of assets, income and expenses between the first three quarters of 1997 and the first three quarters of 1996 is not meaningful.

Liquidity and capital resources.

         The Company continued its plan to divest itself of unprofitable operations and seek new opportunities. In July 1997 the Company entered into an agreement to issue $6 million of new Series A ($4 million) and B ($2 million) 9% Convertible Preferred Stock in exchange for $6 million of free trading marketable securities held by Capital Commerce, Ltd., an Isle of Man Corporation. Interest on the preferred stock is payable monthly for a term of ten years. The Company has the right to call the preferred stock at any time during the ten years. Capital Commerce has the option to convert the preferred stock into the Company's Common Stock on a dollar for dollar basis. The free trading securities will be used, in part, to acquire Pego Systems, Inc. and Electronic Components & Systems, Inc. (see below). In connection with this agreement the Company agreed to pay a $600,000 commission to Mercantile Investment Trust Ltd. payable in restricted Common Stock of the Company totaling 685,715 shares.
 At September 30, 1997 the Company had received $125,000 from the sale of a portion of the marketable securities, however, the preferred stock had not been issued. The $125,000 received was recorded as a subscription deposit.

                                  THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (contd.)

         During the third quarter the Company received $135,000 in connection with a $500,000 common stock subscription agreement entered into in the last quarter of 1996. At September 30, 1997 there is $276,000 remaining receivable on the subscription agreement. The one million shares of common stock sold by the Company in connection with the subscription agreement were issued in March 1997, however, they are not released until the Company receives the money.

         The Company finalized negotiations in October 1997 on the following acquisitions which won't be recorded until the fourth quarter:

1. On October 6, 1997 the Company completed the purchase of all of the outstanding stock of Pego Systems, Inc. (Pego) for a total purchase price of $2,450,000. The purchase price included $500,000 in cash, $1.5 million in Series C Convertible Preferred Stock and 450,000 shares of restricted common stock priced at $1 per share. Pego manufactures industrial processing equipment, especially for air and gas handling. Pego has been profitable throughout its 27 year history and management expects it to remain that way. Mr. Mike Caruana, Pego's owner, will continue as President of Pego in addition to other top management, all of whom have signed three year employment contracts with the Company.

2. The Company also completed the acquisition of Electronic Components and Systems, Inc. and Pruzin
         Technologies, Inc. (collectively referred to as ECS) on October 29, 1997. Both are Arizona corporations with headquarters in Nogales, Arizona. ECS is a contract manufacturer for the high-tech industry specializing in electromechanical assembly of printed circuit boards, cable and wire, and other related electronic components. ECS employs a total workforce of approximately 1,000 people in three factories located in Arizona and Mexico. In addition ECS has a warehouse distribution center in Nogales Arizona.
         Existing customers include: Intel, General Instruments, and Motorola. The total purchase price of $11.4 million is payable $250,000 cash, $3,169,000 Series D Preferred Stock,
 2.5 million shares of the
         Company's restricted common stock valued at $3.09 per share and a promissory note for $250,000. In addition, the Company agreed to infuse an additional $2 million into ECS for working capital purposes.
         ECS will operate as a subsidiary of the Company under existing management.

3. In July 1997 the Company opened escrow for the purchase of a multi-tenant shopping center in Perris, California for a total purchase price of $6,750,000. The purchase is contingent on the Company obtaining financing of $3,750,000 for the project.

Results of Operations

         The Company's statement of consolidated income for nine months ended September 30, 1997 reflects the sale, in the second quarter, of the cosmetic inventory for $200,000 which produced a gross profit of $38,750 and the sale of the California Awards business for $33,000 which recognized non operating income of $15,000. The sale of California Awards included inventory, store fixtures and equipment. Additional non operating income of $10,880 was recognized during the second quarter from the renegotiation of outstanding accounts payable and the resultant cancellation of debt. Interest expense for the second quarter increased due to finance charges relating to trade dollar payables as well as interest on the $50,000 of short term debt.

         During the third quarter, sales of $45,206 were from the Company's Hartcourt Pen Factory primarily from mail order sales. Hartcourt Pen's gross profit on these sales of $26,804 reflected an approximate gross margin of 59%. The Company is continuing its efforts to find a buyer for the remaining pen inventory.

                                            PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         There have been no changes since the Company's last report in Item 3, "Legal Proceedings" of Form 10- KSB for the fiscal year ended December 31, 1996.

Item 2.  CHANGES IN SECURITIES

         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits - None.

         Reports on Form 8-K - None during the quarter.

                                                    SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE HARTCOURT COMPANIES, INC.


Date: November 15, 1997        By:_______________________________
                                Dr. Alan V. Phan
                                    President