Form 10KSB
period 1997-12-31
HARTCOURT COMPANIES INC
filed 1998-04-13
CIK 949427

SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C.  20549

                                                       FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF
         1934
         [Fee Required]

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
         [No Fee Required]
                                         For fiscal year ended December 31, 1997

                                            Commission file number 001-12671

                                              THE HARTCOURT COMPANIES, INC.
                        (Exact name of registrant as specified in its charter)

                  UTAH                                     87-0400541
         (State of incorporation)           (I.R.S. Employer Identification No.)

                  19104 S. Norwalk Blvd.
                   Artesia, California 90701
                           562-403-1126
      (Address, including zip code, and telephone number, including area code, of registrant's executive offices)

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

         Check whether the issuer (1) filed all reports  required to be filed by
 Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter  period that the  registrant  was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X    No

         Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X ]

         Issuer's revenues for most recent fiscal year: $4,723,905

         State the aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of February 8, 1998, $14,027,830.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 8, 1998, there were 16,466,103 shares of common stock outstanding.





                                              THE HARTCOURT COMPANIES, INC.

                                             1997 Form 10-KSB Annual Report
                                                    Table of Contents

                                                                                                                              Page
PART I

  Item 1.Description of Business                                                                                         3

  Item 2.Description of Property                                                                                         9

  Item 3.Legal Proceedings                                                                                               11

  Item 4.Submission of Matters to a Vote of Security Holders                                                             11

PART II

  Item 5. Market for Common Equity and Related Stockholder Matters                                                       11

  Item 6.Management's Discussion and Analysis or Plan of Operation                                                       15

  Item 7. Consolidated Financial Statements                                                                              20

  Item 8. Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                                                                  52


PART III

  Item 9. Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act                                                       52

  Item 10. Executive Compensation                                                                                        54

  Item 11. Security Ownership of Certain Beneficial Owners and
                 Management                                                                                               54

  Item 12. Certain Relationships and Related Transactions                                                                 56


PART IV

  Item 13. Exhibits and Reports on Form 8-K                                                                                57


Signatures                                                                                                               61


Explanatory Note:

         Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" are to The Hartcourt Companies, Inc., a Utah corporation, and its wholly owned subsidiaries, Harcourt Investments (USA) Inc. ("Harcourt Investments") and the Hartcourt Pen Factory, Inc. ("Hartcourt Pen"). Pego Systems, Inc. ("Pego") and Electronic Components and Systems, Inc. ("ECS"). All share and per share information contained herein has been adjusted to reflect a five-for-seven reverse split of the Company's common stock effected on October 6, 1995, and a one-for five reverse split of the Company's common stock effected on August 1, 1996.

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

Hartcourt Pen was organized under the laws of the State of Nevada in October 1993 to engage in the sale of writing instruments. Hartcourt Pen entered into an Agreement and Plan of Reorganization dated December 1, 1994 with Harcourt Investments, pursuant to which Harcourt Investments acquired all of the outstanding shares of Hartcourt Pen in exchange for 38,625 shares of Harcourt Investments common stock. In connection with this transaction, 1,000 shares of Harcourt Investments Original Preferred Stock were issued to Dr. Alan Phan in consideration of certain intangible assets and services rendered by Dr. Phan in connection with the establishment of Hartcourt Pen. Hartcourt Pen currently is in the business of importing pens, markers and components from China, Germany, Taiwan and Italy for assembly (often by others) in the United States. Through 1995, the Company conducted certain limited research and development activities in the United States, but has not engaged in any domestic manufacturing activities.

The Hartcourt Companies, Inc. commenced limited business activities involving the design, manufacture and sale of writing instruments in December 1994. The Company's present operations involve the assembly and distribution of writing instruments. Currently, the Company's primary objective is to acquire established operating companies with histories of growth and profitability. A secondary objective is to acquire real property assets and to utilize profits from the development of the Company's present real property assets in order to diversify and create a multi-dimensional company. The principal executive offices of the Company are located at 19104 South Norwalk Boulevard, Artesia, California 90701. The Company's telephone number is (562) 403-1126.

In April 1993, the Xinhui JV commenced construction of a 170,000 square foot manufacturing plant approximately ten miles north of Xinhui City. The plant commenced limited operations in December 1994 and was fully operational by July 1995. By July 1996, the plant was operating at approximately 20% of its capacity and employed approximately 80 people. It was estimated by management that additional working capital in the amount of approximately $3,000,000 would be required to permit the plant to operate at full capacity (300,000,000 pens annually). There was no contractual obligation on the part of the joint venture partners to provide this additional financing.

In April 1994, the Company entered into a Lease Agreement with Scripto-Toaki Corporation ("Anja"), for the use of five special ball pen assembly machines by the Xinhui JV. The lease provided for semi-annual payments of $25,000 over a ten-year term, subject to adjustment based on future purchases of merchandise by the Company from the lessor. Consequently, annual lease payments could have ranged from zero, if annual purchases were in excess of $1,000,000, to $100,000. The machinery was delivered by Anja in June 1995. However, the machinery initially did not function properly and therefore, the lease term did not commence until February 1996. In December 1996, the machinery was shipped by vessel back from Xinhui JV to the Company and arrived in January 1997. The Company and Anja agreed to terminate the lease upon delivery of the machinery to Anja and pay Anja a termination fee of $200,000. Terms of the Termination Agreement call for the Company to pay $100,000 in May 1998 and thereafter, quarterly payments of $6,414.72, including 10% interest, over five years.

In September 1996, CKES Acquisitions, Inc. ("CKES"), a corporation organized under the laws of the State of Nevada in September 1996, a non-affiliate, acquired the Xinhui JV of the Company's wholly-owned subsidiary Hartcourt Investments, pursuant to a Purchase and Sale Agreement dated September 27, 1996, thus replacing the Company as a joint venture partner in the Xinhui JV. Ownership in the joint venture was transferred to CKES in return for a Secured Promissory Note in the principal sum of $3,000,000, payable monthly, beginning October 1998, with accrued compound interest at six percent (6%) per annum. The Company has no present contractual obligation to the Xinhui JV.

In January 1996, the Company entered into a Memorandum of Understanding to acquire Yafa Pen Company ("Yafa"), a California corporation, with offices in Los Angeles, California. The purchase price consisted of an initial cash payment of $285,000 and 80,000 shares (valued at $1.00 per share) of the Company's preferred stock. Pursuant to the Memorandum of Understanding, the Company advanced to Yafa a total of $200,000, secured by two promissory notes ($100,000 on January 3, 1996 at 1% over prime due July 3, 1996 and $100,000 on February 9, 1996 at 1% over prime due August 9, 1996), the amount of this advance to be offset against the purchase price for Yafa. Various disputes arose between the Company and Yafa, and in September 1996 the parties entered into a confidential settlement agreement and agreed to terminate the Memorandum of Understanding. Terms include down payments totaling $20,924.89, invoice payments of $4,075.11 and 24 monthly principal payments of $2,000 with the remaining balance due and accrued interest at 9% per annum in full on August 15, 1999. To date, all payments have been made pursuant to the settlement agreement.

Pursuant to a Purchase Contract dated March 21, 1996, between the Company and Exceptional Specialty Products, Inc., a California corporation and non-affiliate, located in Laguna Hills, California, the Company acquired a complete line of cosmetics valued at $161,250, including creams, cleansers, scrubs, liquid makeup, eye shadow, accent pencils, mascara, makeup brushes, translucent powder, makeup bags, and mirrors, for 12,000 shares of the Company's common stock. Included in this purchase is the United States trademarked brand name Camille St. Moritz, under which the inventory will be marketed, as well as containers, labels, packaging, stationery and promotional materials. The Company had not sold any of the cosmetic products since the purchase, however, the Company is currently seeking overseas importers, primarily in China, to purchase all inventory and market the products. The Company does not intend to distribute the cosmetics other than to importers who will be responsible for their own marketing networks and money collection.

In August 1996, the Company entered into a Purchase and Sale Agreement with NuOasis International, Inc. ("NuOasis"), a corporation incorporated under the laws of the Commonwealth of Bahamas, for the purchase of a commercial real estate project, consisting of three 5-7 story apartment buildings, commonly known as the Peony Gardens Property, ("Peony Gardens") located in the eastern part of Tongxian in Beijing city, mainland China. The purchase price consists of a Convertible Secured Promissory Note granted to NuOasis, in the principal amount of $12,000,000, a security interest in the property and the greater of 10,000,000 shares of the Company's common stock, or that number of shares of the Company's common stock having a market value equal to $10,000,000 immediately preceding the closing date. On August 8, 1996, an Addendum to the Purchase and Sale Agreement was agreed to by the Company and NuOasis, by which the Company's obligation to issue stock to NuOasis was reduced to 4,000,000 shares (valued at $10,000,000) of its common stock. As of December 31, 1996, the apartment buildings were approximately 35% complete, and it was anticipated by the Company that the project would be completed by August 1997. The Company has no obligation for construction costs or any other costs relating to the project's completion and may at its option rescind the Purchase and Sale Agreement if construction is not completed by August 1997. As of December 31, 1997, the project is still incomplete because the developer has elected to wait a period of time for the Beijing real estate market to return to conditions which existed prior to the recent Asian financial crisis. At completion, the Company will commence operation of the project. It is anticipated that the Company may sell some of the buildings, or units within the buildings, to provide initial operating funds. There can be no assurance, however, as to when, if ever, the Company will be successful in selling some of the buildings, or units within the buildings to obtain operating funds, or whether, or to what extent, the project will be profitable. See Part 1, Item 2, "Description of Property - Real Estate and Operating Data."

In September 1996, the Company entered into a Sales Agreement with Mandarin Overseas Investment Co., Ltd. ("Mandarin"), an unaffiliated Turks and Caicos chartered company located in Central Hong Kong, for its undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 35- 68, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. The Company will pay $3,000,000 in shares of its common stock to Mandarin for its undivided 50% interest in the mineral lease gold lode claims, all shares to be issued pursuant to Regulation "S". The number of shares are determined by the average price per share over a 10 day period for the 10 days prior to the execution of this agreement. Certain maintenance and administrative costs will be incurred to maintain the claims in a good standing status with all regulatory agencies. The Company has agreed to pay Mandarin fifty percent (50%) of all such administrative costs necessary to maintain the claims in good standing, such costs not expected to exceed $2,500 annually. At the end of two years from the date of the Agreement, the Company will pay an additional amount representing fifty percent (50%) of no less than twenty-five thousand dollars ($25,000) in connection with the requirements of regulatory agencies. There is no maximum to this additional amount.

In September 1996, the Company entered into a Sales Agreement with Promed International Ltd. ("Promed"), an unaffiliated Turks and Caicos chartered company with offices in the British crown colony of Gibraltar, for the purchase of their undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 1-34, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. The Company will pay $3,000,000 in shares of its common stock to Promed for its undivided 50% interest in the mineral lease gold lode claims, all shares to be issued pursuant to Regulation "S." The number of shares are determined by the average price per share over a 10 day period for the 10 days prior to the execution of this agreement. Certain maintenance and administrative costs will be incurred to maintain the claims in good standing with all regulatory agencies. The Company has agreed to pay Promed fifty percent (50%) of all such costs, not to exceed $2,500 annually. At the end of two years from the date of the Agreement, the Company will pay an additional amount representing fifty percent (50%) of no less than twenty-five thousand dollars ($25,000) in connection with requirements of regulatory agencies. There is no maximum to this additional amount.

When it becomes financially feasible, the Company intends to obtain the services of an independent geo-survey company to prepare detailed geo-maps of gold lode claims acquired from Mandarin and Promed, and to evaluate existing studies, at an estimated cost of approximately $160,000. The possibility of not raising $160,000 will prevent an accurate value of the Alaskan Mines; however, if these studies confirm the valuation that has been represented, $10,000,000, the Company intends to complete the Purchase and Sale Agreement and raise sufficient capital to fulfill the requirements of the mining project. Management does not expect this to affect other activities in which the Company is involved. There can be no assurance, however, as to when, if ever, the Company will obtain the necessary capital to fulfill the requirements of the mining project, or whether, or to what extent the
project will be profitable, should operations commence.  See Item 2.
 "Description of Property - Mineral Lease
Gold Lode Claims."

During 1996, the Company entered into a Consulting Agreement with American Equities, LLC, a California Limited Liability Company. The Company intends to acquire, manage and develop a real estate portfolio through the year 2001. See
Part II, F/S, "Consolidated Financial Statements, Years Ended December 31, 1997 and 1996 --Notes to Consolidated Financial Statements," Note R. "Commitments and Contingencies."

In January 1997, the Company began ongoing negotiations with Network Computer, Inc., a wholly-owned subsidiary of Oracle Company, to develop 500,000 network computer in Southeast Asia.

In July 1997, the Company entered into an agreement with Capital Commerce, Ltd. ("Capital") (as Isle of Man Corporation) whereby Capital agreed to provide the Company $6,000,000 in free trading securities for the purchase of Pego Systems, Inc. and the formation of Electronic Components and Systems, Inc., a Nevada corporation. In consideration for the $6,000,000 in securities, the Company issued to Capital. $4,000,000 in Series A and $2,000,000 in Series B, both 9% convertible preferred stock. See Part II, F/S "Consolidated Financial Statements, Years Ended December 31, 1997 and 1996 - Notes to Consolidated Financial Statements," Notes D and T, "Marketable Securities" and "Capital Stock, respectively.

In March 1997, the Company entered into an agreement with DanAllen Investments, Inc. (DanAllen) to provide investment banking services to the Company. DanAllen will make recommendations on the Company's merger and acquisition activities, especially on financing structure and options. DanAllen will also assist in the due diligence and negotiation process. The Company issued to DanAllen 100,000 common stock shares, at $1.50 per share, for these services to be performed.

In July 1997, the Company agreed to purchase a shopping center located in Perris, California called Freeway Plaza for a total purchase price of $6.75 million. The building complex has 85,000 square feet with 82 percent leased and an average income of $620,000 per year. Terms of the transaction include, $25,000 cash down payment, bank financing of $3,725,000, and 34 of the Company's 68 mineral lease gold lode claims, valued at $3,000,000. As of December 31, 1997, the transaction is in escrow pending the availability of bank financing.

On October 3, 1997, the Company purchased the outstanding shares of Pego Systems, Inc., a California corporation (Pego) where Pego became a wholly-owned subsidiary of the Company. Pego, a manufacture's representative organization for air and gas handling equipment, offers a full line of value added services including distribution, service and manufacturing of custom process equipment packages. The acquisition was accounted for using the purchase method of accounting. In connection with the purchase, the Company paid $500,000 in cash, issued 450,000 shares of restricted common stock, 1,500 shares of Series "C" redeemable preferred stock, and entered into a non-compete agreement with Pego's majority shareholder and director of the registrant. Total value of transaction was approximately $2,300,000.See Part II, F/S, "Consolidated Financial Statements, Years Ended December 31, 1997 and 1996 - Notes to Consolidated Financial Statements, Notes C and T, "Investments and Business Acquisitions" and "Capital Stock", respectively.

On October 28, 1997, the Company through a wholly-owned subsidiary, acquired Electronic Components and Systems, Inc., an Arizona Corporation (ECS) and Pruzin Technologies, Inc., an Arizona corporation , a related entity of ECS. The acquisition was structured as a tax-free reorganization and was accounted for using the purchase method of accounting. In connection with the acquisition, the Company paid $250,000 in cas, issued a note payable for $250,000, issued 3,400 shares of Series "D" convertible preferred stock and 2,500,000 of its common stock shares. Total value of the transaction was approximately $9,500,000. See
Part II, F/S, "Consolidated Financial Statements, Years Ended December 3, 1997 and 1996 - Notes to Consolidated Financial Statements", Notes C and T, "Investments and Business Acquisitions" and "Capital Stock", respectively.

ECS specializes in high technology contract manufacturing and assembly of printed circuit boards, phone and cable wires. ECS has three facilities, and contracts with a maquiladora in the free trade zone in Sonora, Mexico. Annual revenues of ECS are approximately $14 million.

Except for limited operations involving the manufacturer and distribution of writing instruments in the United States through Hartcourt Pen and its newly acquired manufacturing businesses, Pego and ECS, the Company's activities to date primarily have consisted of raising capital, obtaining financing, locating and acquiring equipment, identifying prospective customers and suppliers, installing and testing equipment and administrative activities relating to the foregoing, as well as identifying operating companies and real property for potential acquisition. The Company's future business, including expansion of its current limited operations and acquisition plans requires additional equity and/or debt financing, which may not be available in a timely manner, on commercially reasonable terms, or at all.

See Part III, Item 12, "Certain Relationships and Related Transactions" for information about the interests of certain directors, executive officers and promoters of the Company in the formation and reorganization transactions described above involving Stardust, Harcourt Investments, Hartcourt Pen, Pego and ECS.

See Part I, Item 2, "Description of Property," for information about the Company's facilities.

Principal Products, Distribution and Competitive Conditions

The Company includes three subsidiaries, operating three different unrelated businesses - ECS specializes in higher technology contract manufacturing and assembly of printed circuit boards, phone and cable wires, coil winding and plastic injection parts. ECS is also a pioneer in the new technology of ball-grid array connection for the semi-conductor industry. ECS maintains manufacturing operations under maquiladora agreements in Nogales, Mexico. The sole owner of the maquiladora is also the President of ECS and shareholder of the Company. A substantial amount of ECS's cables and electronic components are manufactured and assembled at the Mexico facility by the maquiladora. ECS has smaller manufacturing facilities in Tucson and Chandler, Arizona and a distribution facility in Nogales, Arizona.

Pego is a manufacturer's representative organization and also offers a full line of value added services including distribution, service, and the manufacturing of custom process equipment packages. The Company's primary focus is air and gas handling equipment. Key applications for the products and services that Pego Systems sell include pneumatic conveying, combustion process air, wastewater secondary treatment applications of aeration and digester gas mixing, bottle and can drying, contaminated soil vapor extraction, and landfill gas handling. Pego's markets include the Petro-Chemical industry combustion process air, wastewater secondary treatment applications of aeration and digester gas mixing, bottle can drying, contaminated soil vapor extraction, and landfill gas handling. Pego's markets include the Petro-Chemical industry, most processing companies, food industry, brewing industry, cement plants and many general industrial operations, as well as waste water treatment plants. The environmental market for pollution control through vapor extraction and other means is emerging as an area of major focus for Pego.

Hartcourt Pen distributes a wide range of writing instruments from low cost, popular pens to high-price luxury pens. Popular pens include ball-point pens, roller pens, white board markers, water color markers, permanent markers, highlighters, and magic ink pens. Luxury pens include sterling silver fountain pens, and a variety of ball-point and roller pens made of brass or stainless steel.

Management believes that the materials and equipment used in the assembly, of all the Company's products generally are available from multiple sources on competitive terms. Therefore, the Company does not anticipate any significant delays in the acquisition, of, or shortages of, either materials or equipment.

The Company believes that the markets for its broad range of products are relatively fragmented and highly competitive. The Company's ability to compete successfully will be dependent upon numerous factors, including its ability to obtain necessary financing in a timely manner and on commercially acceptable terms, as well as upon the design, quality and price of its products and its customer service. Many of the Company's competitors have greater experience and far greater financial and other resources than the Company. There can be no assurance that the Company will be able to compete successfully in its markets.

Doing Business in China and Mexico

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

These risks generally related to: (i) social, economic and political uncertainty; (ii) substantial governmental involvement in and control over the Chinese economy; (iii) the possibility that the Chinese government could elect to discontinue its support of the economic reform programs implemented in 1978 and return to a completely centrally planned economy; and (iv) possible nationalization or expropriation of assets. Accordingly, government actions in the future could have a significant effect on economic conditions in China. Such actions and resulting changes in the Chinese economy, could significantly adversely affect, limit or eliminate opportunities for foreign investment, the prospects of private sector enterprises operating in China and the value of the Company's investments in China.

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

Under the maquiladora program with the Mexican affiliate, the Company advances cash to the affiliate for operating expenses. The Company provides the raw materials, production machinery and equipment for manufacture and assembly. It is reasonably possible that operations located outside an entity's home country will be disrupted in the near term, however remote.

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

Employees

The Company currently employs two full-time employees at its principal executive offices in the United States. Hartcourt Pen is located at this headquarters location. The executive offices provide corporate administrative services. Pego employs thirty-four full-time people at its two sites located in Long Beach and Novato, California.

ECS has sixty total and fifty-seven full-time employees at its three locations in Chandler, Tucson and Nogales, Arizona.

Research and Development

The Company has conducted limited research and development activities involving the creation of ink formulas, as well as the engineering design of pens and material used for the components of writing instruments. During the fiscal years ended December 31, 1996 and 1997, $0 and $0, respectively, was expended in connection with such activities. Management does not anticipate incurring any significant costs for research and development in the near term.

Item 2.  Description of Property

Principal Plants and Other Property

The Company's principal executive offices are located at 19104 South Norwalk Boulevard, Artesia, California 90701. Hartcourt Pen is located at this headquarters site. The premises, which are leased from an unaffiliated party, consist of 5,200 square feet, approximately 2,000 square feet of which is used for warehousing, approximately 2,000 square feet for assembly of writing instruments, and approximately 1,200 square feet for executive and clerical offices. Monthly rent is $1,230 until May 31, 1997, $1,640 from June 1, 1997 through May 31, 1998 and $2,050 for the remainder of the lease term, through May 31, 2001; provided, however, that no rent will be due for the months of June 1999 and June 2000.

ECS operates from three facilities throughout Arizona. The location, site size and terms, if leased are as follows:

         Chandler, Arizona - 6532 W. Flint Street, Chandler, AZ 85226 - 16,240 square feet office and production facility. Lease payments of $12,000 per month triple net expiring November 2001.

         Tucson, Arizona - 2,520 N. Coyote Drive, Tucson, AZ 85745 - 20,800 square feet office and production facility. Lease payments of $9,547, including taxes per month, with annual increases of 5%. Lease expires March 2001.

         Nogales, Arizona - 137 E. Baffert Drive, Nogales, AZ 85621 - 37,000 square feet office and warehouse facility. Lease is month to month with monthly payments of $9,113 including insurance and taxes.

Pego operates out of two facilities. The principal manufacturing building is located at 1196 E. Willow Street, Long Beach, California. The Long Beach building has 23,000 square feet and was purchased by Pego in 1995 for $1,250,000. Pego owes $1,200,000 on the first mortgage which is payable monthly, $9,543 principal and interest over 20 years. Additionally, Pego leases a 2,700 square foot office/warehouse facility at 42 Digital Drive, #1, Novato, California. The terms include monthly payments of $1,800 per month, adjusted annually for cost of living, expiring May 2003.

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

Real Estate Investments

The Company's investments in real estate are not restricted to developed or undeveloped properties, or properties of any specific type or location. It is the present intent of Management to acquire commercial properties that can be operated by outside management and do not require the Company's hands-on operation. With the exception of the Peony Gardens Project (See Item 1, "Description of Business"General"), it is the present intent of Management that real estate will be purchased, free and clear of any mortgage, with shares of the Company's common stock. Any necessary management services in connection with the Peony Gardens Project, and any future acquisitions, will be compensated, if possible, through the issuance of the Company's common stock.

Real Estate and Operating Data

On September 8, 1996, the Company entered into an agreement to purchase a commercial real estate project, commonly known as the Peony Gardens Project ("Peony Gardens"), located in mainland China. See Part I, Item 1, "Description of Business." The land use right of the property has been granted to Beijing Grand Canal Real Estate Development Co. Ltd., the project's developer, for a term of seventy (70) years, commencing from May 3, 1994. NuOasis, the seller, holds the Company's Convertible Secured Promissory Note in the principal amount of $12,000,000, granting NuOasis a security interest in the property, which is otherwise free of any mortgages, liens or encumbrances.

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

As of December 1997, the project is still uncompleted at the option of the developer due to the current real estate market conditions caused by the Asia financial crisis. The Company has no obligation for construction costs, or any other costs relating to the project's completion, and will not assume operating costs until full completion of the project. It is the opinion of the Company's management that present insurance coverage is adequate. Upon completion of the project, it is the intent of the Company to acquire, if possible, the services of an independent real estate management company for the properties through the issuance of the Company's common stock. Presently, real estate management company fees in China are 4% of total rents collected. It is estimated that the total annual rental income, after completion of the project's three residential apartment buildings, will be $5,764,000 at 70% occupancy. Management estimates expenses to be approximately $1,441,000 annually. Depreciation is based on twenty years, which is standard depreciation for apartment buildings. Real estate and governmental taxes in connection with the Peony Gardens purchase are the obligation of the developer and were included in the purchase price. All rental taxes will be paid by the tenants included in their monthly rent. Management estimates that leases will be for a minimum period of two years, which is the standard lease term for the area. Presently, the property is not subject to the usual competitive conditions associated with rental or leased residential apartment property, since the apartment buildings have been mandated by the Chinese government as a special project for the use of foreigners. However, should the government rescind that mandate, or should conditions occur which would cause the Chinese government to expel foreigners, the apartments would be subject to extremely competitive lease and sale pricing. See Part I,
Item 1, "Description of Business--Doing Business in China."

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

Certain maintenance and administrative costs will be incurred by the Company to maintain the claims in a good standing status with all regulatory agencies. Pursuant to the Sales Agreements, with Mandarin and Promed, the Company has agreed to pay fifty percent (50%) of all such administrative costs necessary to maintain the claims in good standing, such costs are not expected to exceed a total of $5,000 annually, which are payable to Mandarin and Promed in the amount of $2,500 each, respectively. At the end of two years from the date of the Agreements, the Company will pay an additional amount representing fifty percent (50%) of no less than twenty-five thousand dollars ($25,000) to Mandarin, and an additional amount representing fifty percent (50%) of no less than twenty-five thousand dollars ($25,000) to Promed, in connection with the requirements of regulatory agencies. See Part I, Item 1., "Description of Business--General."

Recent exploration activity in Alaska has been stimulated by the discovery of low-grade bulk tonnage gold mineralization at the Fort Knox deposit, near Fairbanks. The gold is associated with high concentrations of tungsten and bismuth. Other unaffiliated companies, with gold lode claims in areas adjacent to the Company's gold lode claims, commenced field work on a portion of the adjacent area in July and August 1996. However, the Company does not expect to enter into any mining operations on its gold lode claims until such time as detailed geo-maps and evaluation of existing studies of the gold lode claims are obtained from an independent geo-survey company, at an estimated cost of $160,000. If these studies confirm the valuation that has been represented, $10,000,000, the Company intends to complete the transaction to purchase the gold lode claims and raise sufficient capital to fulfill the requirements of the mining project. There can be no assurance, however, as to when, if ever, the company will obtain the necessary capital to fulfill the requirements of the mining project, or whether, or to what extent, the project will be profitable, should operations commence.

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

Item 4.  Submission of Matters of Security Holders

         None

Item 5.  Market for Common Equity and Related Stockholder Matters

The common stock is quoted on the bulletin board maintained by the National Association of Securities Dealers, Inc. The following table sets forth the range of high and low bid and asked quotations for the common stock during the two most recent calendar years ended December 31, 1997 and 1996:




------------------------------------------------------------------------------------------------------------------------------
                                   High Bid               Low Bid                High Asked             Low Asked
------------------------------------------------------------------------------------------------------------------------------
March 31, 1996                             5.75                  4.25                  6.37                    5.00
------------------------------------------------------------------------------------------------------------------------------
June 30, 1996                              5.75                  4.62                  6.50                    5.12
------------------------------------------------------------------------------------------------------------------------------
September 30, 1996                         7.50                  3.00                 12.25                    5.00
------------------------------------------------------------------------------------------------------------------------------
December 31, 1996                          5.00                  1.50                  6.00                    2.75
------------------------------------------------------------------------------------------------------------------------------
March 31, 1997                             3.00                  1.50                  4.00                    3.00
------------------------------------------------------------------------------------------------------------------------------
June 30, 1997                              3.125                 2.25                  3.375                   2.6875
------------------------------------------------------------------------------------------------------------------------------
September 30, 1997                         2.375                  .6875                2.6875                   .875
------------------------------------------------------------------------------------------------------------------------------
December 31,1997                           3.125                  .875                 3.375                  1.00
------------------------------------------------------------------------------------------------------------------------------

The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 1997, there were broker-dealers publishing quotes for the common stock.

         All of the Company's issued stock has been issued pursuant to Rule 144 of the Securities Act and could come into any market which exists under Rule
144. Approximately 450,000 and 170,000 outstanding Rule 144 shares exist at December 31, 1997 and 1996 held by principal and directors, respectively.

As of December 31, 1997 and 1996 there were 421 and 428 holders of the Company's common stock, respectively. The Company believes there are numerous additional beneficial owners of the Common Stock whose shares are held in "street name".

In September 1995, the Company declared a 3% stock dividend on its common stock. Certain holders of shares of the common stock of the Company waived their rights to receive this dividend. As a result, on October 31, 1995, the Company issued a dividend of an aggregate of 21,753 shares of common stock to holders of 713,010 shares of the Company's common stock.

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

On June 3, 1996, the Company issued 5,000 shares of the Company's common stock to Cavaform, Inc. for outstanding liabilities, in the amount of $106,775, on behalf of Xinhui JV. These payments were to increase our investment in Xinhui and to expedite completion of molds.

On June 3, 1996, the Company issued a total of 1,267 shares of its common stock for the purchase of inventory valued at $30,145 to Kenneth Johnson/Marvin Lieberman and Edmund Murray in the amount of 667 shares and 600 shares, respectively. Inventory consists primarily of beauty products and pen accessories.

On June 11, 1996, the Company issued 94 shares of the Company's common stock to Idea International, Inc. in settlement of $2,813 in accounts payable.

Pursuant to a Sales Agreement dated September 17, 1996, the Company agreed to contingently acquire a fifty percent (50%) interest in thirty four gold lode claims, valued at approximately $3,000,000 from Promed International, Ltd. for 649,350 shares of the Company's Common stock.

Pursuant to a Sales Agreement dated September 17, 1996, the Company agreed to contingently acquire a fifty percent (50%) interest in thirty four gold lode claims, valued at approximately $3,000,000 from Mandarin Overseas Investment Co., Ltd. for 649,350 shares of the Company's common stock.

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

On January 29, 1997, the Company issued 18,672 shares of the Company's common stock to various vendors in settlement of $40,225 in accounts payable.

Pursuant to an investment banking services agreement with DanAllen Investments, Inc. dated February 1997, the Company issued 100,000 shares of its common stock at a value of $1.50 per share for investment banking services. See Part I, Item 1 "Description of Business" for details regarding the investment banking agreement.

On March 17, 1997 and May 7, 1997, the Company issued 1,000,000 and 138,000 shares, respectively, of the Company's common stock, pursuant to Regulation "S" to Pacific Rim Capital for $569,000 in cash. Cash was used for working capital and acquisition of Pego Systems, Inc.

On April 7, 1997 and October 4, 1997, the Company issued 289,000 shares at a value of $.50/share and 50,000 shares, at a value of $1.00/share of the Company's common stock to various officers, directors and employees of the Company as follows:

                  Dr. Alan Phan     200,000 shares
                  Directors           35,000 shares
                  Employees         104,000 shares

Pursuant to an agreement with Capital Commerce Ltd., dated July 31, 1997, the Company issued to Mercantile Investment Trust, Ltd. 685,715 shares of common stock valued at $600,000 for services as intermediary, broker and finder with respect to this agreement.

Pursuant to an agreement with Capital Commerce, Ltd., dated July 31, 1997, the Company issued 4,000 shares of Series A 9% Convertible Preferred Stock and 2,000 shares of Series B 9% Convertible Preferred Stock. Dividends are declared and paid monthly. See Part I, Item 1, "Description of Business" for additional details of the marketable securities agreement.

In connection with the acquisition of Pego Systems, Inc., dated October 3, 1997, the Company issued 1,500 shares, stated value $1,000 per share, redeemable preferred stock to Michael Caruana, along with 200,000 shares of the Company's common stock. Additionally, 250,000 shares of the Company's common stock was issued to Simerco Trading, Ltd., a British Virgin Island Company. See Part I,
Item 1, "Description of Business" for additional details.

On November 30, 1997, the Company issued 650,000 shares of the Company's common stock to Mandarin Overseas Investment Co., Ltd. (Mandarin); pursuant to Regulation S for $520,000 in cash. Cash was used in part for the acquisition of Electronic Components and Systems, Inc.

On October 28, 1997, pursuant to the reorganization agreement, the Company issued 3,400 shares of 9% Convertible Preferred Stock, stated value $1,000 per share, and 2,500,000 shares of the Company's common stock in connection with the acquisition of Electronic Components and Systems, Inc. See Part I, Item 1, "Description of Business" for additional details.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview

The Company's primary business has been the assembly and importing of writing instruments for sale in the U.S. and the establishment of a real estate portfolio which would include office, commercial, industrial, residential and raw land. As previously discussed, management hired a consultant, American Equities, LLC, to provide consultation and assistance in finding, acquiring, managing and developing such a portfolio.

During the third quarter of 1996, the Company acquired Peony Gardens, a commercial real estate project in the eastern part of Tougxian in Beijing City, Mainland China, commonly known as the Peony Gardens property. The project, when completed, will be comprised of three 5-7 story apartment buildings. See Part 1,
Item 2, "Description of Property - Real Estate and Operating Data."

During the third quarter of 1996, the Company purchased, in two separate transactions, an undivided 50% interest in a total of 68 mineral lease gold lode claims, 34 from each transaction respectively, located in the Melozitna mining district near Tanana, in southern Alaska. See Part 1, Item 2, "Description of Property - Mineral Lease Gold Lode Claims."

Early in 1996, the Company began exploring new business opportunities in unrelated fields. During the first quarter of 1996, the Company acquired a complete line of cosmetics and the United States trademarked name Camille St. Moritz, under which the cosmetics will be marketed. The Company does not intend to market the products in the United States, and continues to seek overseas importer, primarily in China, to purchase the inventory and market the products. There have been no sales of the cosmetic products since the Company acquired the line, and there can be no assurance that the Company will find importers to purchase its cosmetic product inventory. See Item 1, "Description of Business - General."

In the fourth quarter of 1996, the Company, through its wholly-owned subsidiary, Harcourt Investments, sold its 52% interest of the Xinhui JV, to CKES, Inc. for $3,000,000. The Company received a $3,000,000 promissory note which is payable in installments of $50,000 per month for 60 months, starting October 1, 1998. Interest accrues at 6% per annum and is payable in full at the end of the loan period. The note is secured by all assets of CKES, Inc.

During the first and second quarters of 1997, the Company actively began negotiations with two operating companies, Pego Systems, Inc. and Electronic Components and Systems, Inc. Both companies were acquired by the Company during the fourth quarter of 1997.

On October 3, 1997, the Company purchased Pego Systems, Inc. (Pego) from Michael Caruana and a Company owned by Michael Caruana and Simerco Trading, Ltd., a British Virgin Island company for Company common stock and cash. Mr. Caruana was and still is a director of the Hartcourt Companies, Inc. See Part F/S "Consolidated Financial Statements, Years ended December 31, 1997 and 1996 - Notes to Consolidated Financial
Statements", Note C, "Investments and Business Acquisitions."

On October 28, 1997, the Company acquired Electronic Components and Systems, Inc. (ECS) and a entity related to ECS from Mr. Jim Pruzin for Company stock, cash and a promissory note. See Part F/S, "Consolidated Financial Statements, Years Ended December 31, 1997 and 1996 - Notes to Consolidated Financial Statements", Note C, "Investments and Business Acquisitions." and Part 1, Item 1 "Description of Business, General" for additional details.

Results of Operations

The Company's domestic U.S. sales activity commenced, on a limited basis, during the fourth quarter of 1994 and its Chinese facilities were not completed and in full operation until the beginning of the third quarter of 1995. Subsequently, the Company sold its joint venture interest in the Chinese facilities during the third quarter of 1996.

In 1997 and 1996, as discussed previously, the Company made some fundamental changes, including the engagement of a investment consultants, American Equities and DanAllen and the acquisitions of Pego and ECS. Because of the nature of activities in 1997 and 1996, a comparison of one given year to the previous year is not relevant. Thus, the following discussion relates to the twelve months ended December 31, 1997, followed by a discussion of the twelve months ended December 31, 1996.

1997

During 1997, the Company's domestic writing instrument operations were limited due to the continued lack of a comprehensive marketing program and the Company's refocus of overall objective and corporate direction. Domestic sales for writing instruments was $156,336 for the year. In addition the Company's total revenues consist of $1,881,159 of revenue from three months of operations from Pego, and $2,686,410 of revenue from two months of operations from ECS. Total 1997 revenues from these three sources amounted to $4,723,905. The Company's subsidiary, ECS, has one major customer, Next Level Systems, Inc., which provided $1,493,686 in revenue or 32% of the Company's total revenue.

Components of cost of sales were as follows: writing instruments $65,032, Pego, $1,204,657, 64% as a percent of Pego's sales; and ECS, $2,418,753, 90% as a percent of ECS's sales. Total cost of sales, $3,688,442 is 78% of total product revenues.

Components of gross profit were as follows: writing instruments, $91,304, Pego, $675,002, 36% as a percent of Pego sales; and ECS, $267,159, 10% as a percent of ECS's sales. Total gross profit, $1,035,463 is 22% of total product revenues. Gross profit as a percent of total revenues should improve over the next twelve months following the effects of certain accounting treatment of the acquired inventory in the Pego and ECS acquisitions.

Gross profits, as a percent of total revenues, for both Pego and ECS were negatively impacted for the year ended December 31, 1997 due to the effects of Accounting Principles Board pronouncement number 16 (APB 16), which states that the inventory of a company being acquired using the purchase method of accounting, must be stated as fair value at the time of the acquisition. However, with respect to the inventories, the accounting treatment is to record beginning inventories at selling prices, less any cost to complete and cost to sell (including selling profit) for inventories. The result of this accounting treatment was to increase beginning inventories for both Pego and ECS and increase cost of sales for the year ended December 31, 1997.

Components of selling, general and administrative expenses were as follows: corporate, $202,048, writing instruments, $573,711, Pego $417,332, and ECS, $524,339. Total selling, general and administrative expenses for corporate and writing instruments, $775,759 for 1997, compared to $1,242,756 during 1996, a decrease of 38%. This decrease reflects a continued effort by the Company to cut cost and also due to the sale of the Xinhui JV in 1996. Management believes selling, general and administrative expenses as a percent of total revenues, 36%, should hold relatively constant over the next twelve months.

Goodwill related to the Pego and ECS acquisition is being amortized over 25 years. Amortization costs of $71,390 were recorded in calendar year 1997. Management believes the two acquisitions will generate operating income that will significantly exceed the goodwill amortization.

During 1997, the Company recorded $376,615 in other income for the forgiveness of debt with respect to the Anja lease agreement. The Company has agreed to pay Anja $200,000 over five years. In return Anja has agreed to terminate the lease agreement for the five ball point pen assembly machines. The Company incurred interest expense of $113,000 during 1997 in connection with mortgages, notes and lines of credit, $68,000; capital leases, $17,000 and factoring agreement, $28,000.

1996

During 1996, the Company's domestic operations were limited due to the lack of a comprehensive marketing program and the refocus of Company objectives and direction. Domestic sales during the year were approximately $272,000 which included the sale, at auction, of outdated pen inventory for approximately $92,000. Other domestic sales were primarily from mail order and some over the counter retail sales. Total revenues of $511,000 include the sales activity of the Xinhui JV for the first nine months of 1996 which was approximately $238,000. This is an improvement over 1995 due to an increase in their marketing efforts, however, sales continued to lag behind projections which is reflective of the slow economic climate in China at this time.

Cost of sales for the year ended December 31, 1996 was $797,667 compared to $159,797 for 1995, representing an increase of 499% over 1995. Cost of sales for 1996 was very high due the liquidation at auction of outdated inventory items received from the Xinhui JV. The Company received approximately 30 cents on the dollar. The total loss from this liquidation was approximately $320,000. This is, of course, a one-time occurrence and the Company expects the gross margin to turn around accordingly.

Selling, general and administrative expenses were $1,242,756 during 1996, compared to $1,558,256 in 1995, a decrease of 25%. This decrease reflects an effort by the Company to cut costs extensively, and also due to the fact that selling, general and administrative expense of the Xinhui JV were not included during the fourth quarter of 1996. Further, the Company incurred interest expenses of $360,744 from the Xinhui JV's indebtedness. This expense from Xinhui JV will not occur in 1997 since the Company has sold its interest.


Liquidity and Capital Resources

The Company's principal capital requirements during 1997 and 1996 were to fund the acquisitions of real estate, mineral rights and operating businesses. The Company has historically satisfied its cash requirements through the issuance of the Company's preferred and common stock. See Part 1, Item 5, "Market for Common Equity and Related Stockholder Matters" for additional details regarding stock transactions.

1997

The Company's current ratio at December 31, 1997 was 2.4 compared to 3.8 at December 31,1996. The decrease is primarily attributable to the Company's assumption of liabilities in connection with the acquisition of Pego and ECS.
Concurrently, the Company experienced an increase in working capital of approximately $6,396,000 from $1,084,000 at December 31, 1996 to $7,480,000 at
December 31, 1997. The increase in working capital is primarily due to the marketable securities agreement entered into with Capital Commerce, Ltd. The increase in working capital will provide funds for operations and capital for additional acquisitions.

The Company's operating activities consumed cash of approximately $800,000 for the year ended December 31,1997. For the year ended 1997, the Company had an operating loss of approximately $620,000, excluding the effects of depreciation, amortization and reserve for bad debts. In addition, increases in accounts receivable and inventory, offset by increases in accounts payable, consumed additional cash of approximately $180,000.

Cash used for investing activities for the year ended December 31, 1997 totaled $281,000. This amount represents $750,000 paid in connection with the Pego and ECS acquisitions and the purchase of property and equipment of $59,000. These cash outlays were offset by the sale of marketable securities of $525,000.

Cash provided by financing activities was $1,161,000 for the year ended December 31, 1997, consisting primarily of the proceeds from the issuance of the Company's common stock, $1,063,000, shareholder loans, $110,000, line of credit, $100,000, and offset by payments on long-term debt, $21,394 and payments on capital leases of $26,800, and payments with respect to the shareholder loans of ECS, $84,300.

As a result of the above, the Company experienced an increase in cash from $800 as of December 31,996 to $78,000 for the year ended December 31, 1997.

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

During 1996, the Company experienced a deficit in cash flows from operations due primarily to the sale of the Company's interest in the Xinhui JV and because the Joint Venture had an extremely high overhead compared to sales and was unable to generate sufficient sales to cover selling, general and administrative costs. With the sale of the Company's interest in the Xinhui JV cash flows are expected to improve. The cash flow deficiency from US operations was minimal and, with the projected increase in sales, the Company should have a positive cash flow from operations in the future.

In December 1996, the Company retained the services of a consultant to develop a $50 million real estate portfolio for the Company. The Company has planned to finance the purchase of this portfolio through a combination of debt and the issuance of the Company's common stock. The real estate portfolio is expected to produce cash flow for the Company. As part of the agreement with the consultant, the Company advanced to the consultant $1,500,000 for consulting fees plus another $150,000 for expenses. The Company paid these amounts by issuing the consultant shares of the Company's common stock. One million shares were issued at $1.50 per share and 300,000 shares at $0.50 per share.

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

Prepaid expenses increased by $828,000 or 1,115% to $900,000 on December 31, 1996 from $72,000 on December 31, 1995. The primary reason was the consulting fees to American Equities to develop a real estate portfolio for the Company. In addition, there was a current portion of $137,641 of notes receivable, totaling $1,328,436, resulting from various loans giving to companies and private parties.

Property, plant and equipment decreased by $8,985,692, or 99.5% as the Company sold its interest in the Xinhui JV company. On December 31, 1996, total property, plant and equipment was only $44,809. The decrease in property and equipment is due to the sale of the Company's interest in the Xinhui JV. The sale of the interest was also the reason why current liabilities decreased by $6,176,578, or 94% to $388,503 on December 31, 1996 comparing to $6,565,081 on
December 31, 1995. At December 31, 1996 the Company had a capital lease with Anja Engineering, in the amount of $576,615, that relates to equipment that was purchased for the Xinhui JV. The Company has worked out a settlement that will cancel the capital lease and result in a substantial forgiveness of debt. See
Item 6, "Results of Operations, 1997" for additional details.

The Company believes that, with the sale of the interest in the Xinhui JV, the settlement of the note and capital lease with Anja Engineering, and the acquisitions of Pego and ECS, the Company is well positioned in 1998 to pursue the
planned investment program of sound real estate projects and profitable, cash producing businesses. The Company anticipates that additional capital will be required in the near term to finance additional acquisitions and working capital needs. The sources for this funding will come from a combination of the sale of the Company's common and preferred stock and issuance of debt.

Impact of Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

Based on a recent and ongoing assessment, the Company has determined that it will be required to modify or replace portions of its software and software that has been sold to customers so that computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software or conversions to new software, the Year 2000 Issue will not pose significant operational problems and will not materially affect future financial results.

The Company has initiated communications with its significant suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues.

The Company will utilize both internal and external resources to modify, or replace, and test software for Year 2000 compliance. The Company currently anticipates completing the Year 2000 project within one year, but not later than March 31, 1999, which is prior to any anticipated impact on its operating systems.

The costs of the project, which at the current time are projected to not be material, and the date on which the Company believes it will complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could materially differ from those anticipated.

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards must be adopted in 1998 and are not expected to have a significant impact on the Company's disclosures.

Item 7.    Consolidated Financial Statements








                                                      C O N T E N T S



                                                                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT......................................................................                           1

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated balance sheets as of December 31, 1997 and 1996..........................................                     2 -3

   Consolidated statements of operations for the years ended
      December 31, 1997, 1996 and 1995........................................................................                4

   Consolidated statements of changes in shareholders' equity for the years ended
      December 31, 1997, 1996 and 1995......................................................................                  5 - 6

   Consolidated statements of cash flows for the years ended
      December 31, 1997, 1996 and 1995..........................................................................              7

   Notes to consolidated financial statements.....................................................................         .. 8 - 31

                                             INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders of THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of The Hartcourt Companies, Inc. (a Utah corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 1995 were audited by other auditors whose report dated May 6, 1996 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


Harlan & Boettger, LLP

San Diego, California
February 10, 1998




                                           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS


                                                                                December 31,        December 31,
                                                                                1997                     1996
       ASSETS

CURRENT ASSETS
    Cash                                                                     $      77,688      $          822
    Marketable securities (Note D)                                               5,474,966                   -
    Accounts receivable, net (Note B)                                            2,332,977              19,034
    Trade dollar receivables                                                        22,670              72,054
    Notes receivable, current portion (Note F)                                     293,673             137,641
    Inventory (Note E)                                                           3,541,321             311,424
    Prepaid expenses                                                               130,554             150,000
    Prepaid consulting fees (Note R)                                               664,770             750,000
    Due from related parties (Note G)                                              131,398              32,356

         TOTAL CURRENT ASSETS                                                   12,670,017           1,473,331

PROPERTY AND EQUIPMENT, net (Note H)                                             3,568,507              44,809

INVESTMENTS (Note C)                                                            17,906,520          17,906,520

NOTES RECEIVABLE, net of current portion (Note F)                                1,058,267           1,190,795

OTHER ASSETS                                                                       552,289               7,550

INTANGIBLES, net (Note I)                                                        9,365,000                   -


                                                                               $45,120,600         $20,623,005




                             The  accompanying  notes  are an  integral  part of
these financial statements.



                                           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (Continued)

                                                                              December 31,        December 31,
                                                                                    1997                     1996
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                          $  2,824,419       $     154,260
    Accrued expenses and other current liabilities (Note P)                      1,046,881             133,747
    Payables to Mexican affiliate (Note K)                                         352,942                   -
    Line of credit (Note O)                                                        200,000                   -
    Notes payable, related parties - current portion (Note N)                      295,000                   -
    Notes payable - current portion (Note M)                                       205,245              56,396
    Capital lease obligations - current portion (Note R)                           200,222                   -
    Debentures (Note L)                                                             50,000                   -
    Subscription deposits received (Note X)                                         15,000              45,000

       TOTAL CURRENT LIABILITIES                                                 5,189,709             389,403

NOTES PAYABLE, RELATED PARTIES, net of current portion (Note N)                    125,000                   -

NOTES PAYABLE, net of current portion (Note M)                                   1,334,327             524,369

CAPITAL LEASE OBLIGATIONS, net of current portion (Note R)                         612,477                   -

       TOTAL LIABILITIES                                                         7,261,513             913,772

COMMITMENTS AND CONTINGENCIES (Notes J and R)                                            -                   -

SHAREHOLDERS' EQUITY Preferred Stock:
     Original preferred stock, $0.01 par value, 1,000 shares
       authorized, issued and outstanding                                               10                  10
     Series A, $1,000 stated value, 4,000 shares authorized,
       issued and outstanding                                                    4,000,000                   -
     Series B, $1,000 stated value, 2,000 shares authorized,
       issued and outstanding                                                    2,000,000                   -
     Series C, $1,000 par value, 1,500 shares authorized,
       issued and outstanding                                                    1,500,000                   -
     Series D, $1,000 stated value, 10,000 shares authorized,
       3,400 shares issued and outstanding                                       3,400,000                   -
     Class A, no par, 10,000,000 shares authorized,
       none issued and outstanding                                                       -                   -

       TOTAL PREFERRED STOCK                                                     10,900,010                  10

     Common stock, $0.001 par value, 50,000,000
       shares authorized; 16,441,739 shares issued and outstanding at
       December 31, 1997 and 10,560,352 shares issued and outstanding at
       December 31, 1996                                                            16,442              10,560
     Stock subscription receivable                                                 (26,000)                  -
     Treasury stock, at cost (24,364 shares in 1997 and 1996)                     (279,928)           (279,928)
     Additional paid-in capital                                                 31,083,604          23,204,260
     Accumulated deficit                                                        (3,835,041)         (3,225,669)

       TOTAL SHAREHOLDERS' EQUITY                                               37,859,087          19,709,233

                                                                               $45,120,600         $20,623,005

                             The  accompanying  notes  are an  integral  part of
these financial statements.



                                           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  For the years ended December 31,
                                                     1997                             1996                1995

 REVENUES
    Product sales                               $4,723,905                         $    510,692     $    353,674

         TOTAL REVENUES                          4,723,905                              510,692           353,674

COST OF SALES                                    3,688,442                              797,667          159,797

    Gross profit (loss)                          1,035,463                             (286,975)         193,877

OPERATING EXPENSES
    Selling, general and administrative          1,717,430                              570,774        1,006,828
    Depreciation and amortization                   97,154                              671,982          551,428

         TOTAL OPERATING EXPENSES                1,814,584                           1,242,756         1,558,256

LOSS FROM OPERATIONS                              (779,121)                          (1,529,731)      (1,364,379)


OTHER INCOME (EXPENSES)
    Minority interest                                    -                                    -          564,261
    Interest expense                              (113,026)                            (443,042)        (851,076)
    Forgiveness of debt (Note Z)                   376,615                              384,735                -
    Interest income                                 28,184                               10,100            2,351
    Exchange gain                                   14,676                                    -           54,952

         TOTAL OTHER INCOME (EXPENSE)              306,449                              (48,207)         (229,512)

NET LOSS BEFORE INCOME TAXES                      (472,672)                          (1,577,938)      (1,593,891)

    Income taxes (Note Q)                            1,700                                1,800                -

NET LOSS                                       $  (474,372)                         $(1,579,738)     $(1,593,891)

BASIC AND FULLY DILUTED LOSS PER SHARE (Note Y)$      (.05)                      $         (.33)  $         (.55)
WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                 12,550,337                            4,814,303        2,915,655







                             The  accompanying  notes  are an  integral  part of
these financial statements.





                                           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 Common                                   Foreign
                                                                 Stock                                    Currency          Total
                  Common Stock     Preferred Stock  Paid-in    Subscription   Treasury Stock   Accumulated  TranslationShareholders'
                 Shares    Amount    Shares Amount  Capital    Receivable      Shares  Amount   Deficit      Adjustment    Equity

Balance,
December 31,
 1994            2,735,952  $   2,736  1,000  $ 10  $ 3,289,672  $ (700,000)  $ -            -  $   (542,001) $    (915) $2,049,502

Shares issued
 to attorney
 for legal fees      9,851         10     -      -       64,990            -      -          -            -            -     65,000

 Capital
 contribution
 - officer's
     compensation        -          -     -       -      70,000            -      -          -             -           -     70,000

 Cash paid on
 common stock
 subscription            -          -     -        -          -       700,000     -          -             -           -    700,000

  Foreign currency
  translation
  adjustment             -          -     -        -           -            -     -          -             -      114,259   114,259

  Net loss               -          -     -        -           -            -     -          -    (1,593,891)            (1,593,891)

Balance, December
 31, 1995        2,745,803   $  2,746 1,000   $   10 $ 3,424,662    $       -     -    $     -   $(2,135,892)    $113,344$1,404,870

Shares issued
 to attorne         27,000         27     -        -    466,533             -     -          -            -             -   466,560

Shares issued
for Xinhui JV        5,000          5     -        -    106,770             -     -          -            -             -   106,775

Shares issued
 for inventory      13,267         13     -        -    191,382             -     -          -            -             -   191,395

Shares issued
 for settlement of
 payables               94         -      -        -      2,813             -     -          -            -             -     2,813

Shares issued
for Peony Gardens
    deposit      4,600,000     4,600      -        - 11,927,900             -     -          -            -             -11,932,500

Shares issued
 for consulting
 agreement       1,300,000     1,300      -        -    898,700             -     -          -            -            -    900,000

Shares issued for
 Alaska land     1,298,700     1,299      -        -  5,972,721             -     -          -            -            -  5,974,020

Shares issued to
convert debt to
equity             425,000       425      -        -    212,075             -     -          -            -            -    212,500

Stock dividends    169,852       170      -        -        679             -     -          -         (849)           -          -

Treasury stock
acquired           (24,364)      (25)     -        -         25             - 24,364  (279,928)           -            -   (279,928)

Sale of Xinhui
joint venture-           -         -      -        -          -             -      -          -     490,810     (113,344)   377,466

  Net loss               -         -      -        -          -             -      -          -  (1,579,738)           - (1,579,738)

Balance, December
 31, 1996       10,560,352  $ 10,560  1,000   $   10 $23,204,260$           - 24,364  $(279,928) $(3,225,669)$         -$19,709,233

                             The  accompanying  notes  are an  integral  part of
these financial statements.



                                           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                             (Continued)

                                                                Common                                     Foreign
                                                   Additional   Stock                                      Currency          Total
                 Common Stock     Preferred Stock  Paid-in    Subscription  Treasury Stock  Accumulated Translation Shareholders'
                 Shares    Amount  Shares Amount  Capital    Receivable     Shares  Amount  Deficit     Adjustment    Equity

Balance, December
 31, 1996        10,560,352 $10,560 1,000  $     10 $23,204,260 $    -     24,364  $(279,928)$(3,225,669)$             $19,709,233

 Shares issued
 for settlement
 of payables         18,672      19     -         -      40,206      -          -          -           -            -       40,225

 Shares issued
 for consulting
 agreement          100,000     100     -         -     149,900      -          -          -           -            -      150,000

 Shares issued
 for Reg. S Sale  1,788,000   1,788     -         -   1,087,212 (26,000)        -          -           -            -    1,063,000

 Shares issued to
 employees          339,000     339     -         -    194,161        -         -          -           -            -      194,500

 Shares issued
 for broker/finder
 fees               685,715     686     -         -   599,314         -         -          -           -            -      600,000

 Shares issued
 for marketable
 securities               -       -  6,000 6,000,000         -        -         -          -           -            -    6,000,000

 Shares issued
 in connection with
 Pego acquisition   450,000     450 1,500  1,500,000  211,051         -         -          -          -            -    1,711,501

Shares issued in
 connection with ECS
 acquisition      2,500,000   2,500 3,400  3,400,000 5,597,500        -         -          -          -            -    9,000,000

 Dividends on
 preferred stock          -       -      -         -         -        -         -          -   (135,000)           -     (135,000)


 Net loss                -        -      -         -         -        -         -          -   (474,372)          -      (474,372)

Balance, December
31, 1997         16,441,739 $16,442 11,900$10,900,010$31,083,604$(26,000   24,364  $(279,928) $(3,835,041)$        -   $37,859,087



                             The  accompanying  notes  are an  integral  part of
these financial statements.



                                           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the years ended December 31,
                                                                        1997             1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $ (474,372)      $(1,579,738)     $(1,593,891)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Minority interest in loss of joint venture                         -        (1,339,225)        (564,261)
         Write off of intangible assets                                     -           698,039                -
         Depreciation and amortization                                145,003           671,982          551,428
         Allowance for doubtful accounts                               57,443           (97,456)         116,490
         Forgiveness of debt                                         (376,615)         (384,735)               -
         Accrued interest income                                      (26,494)           (8,871)               -
         Stock dividends                                                    -               849                -
         Sale of Xinhui joint venture                                       -           489,961                -
         Changes in operating assets and liabilities:
              Accounts receivable                                    (275,772)          132,342         (175,958)
              Inventory                                              (413,340)         647,256          (293,697)
              Prepaid expenses and other                              110,790          (10,437)           90,661
              Payables to Mexican affiliate                          (112,001)               -                 -
              Accounts payable and accrued expenses                   562,858          347,603         1,363,056

NET CASH USED IN OPERATING ACTIVITIES                                (802,500)        (432,430)        (506,172)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                (59,239)        (427,454)         (259,919)
   Construction in progress                                                 -                 -       (2,169,550)
   Proceeds on sale of marketable securities                          525,034                 -                -
   Proceeds on notes receivable                                        37,990                 -          603,159
   Payments on notes receivable                                       (35,000)         (347,824)               -
   Payments on acquisitions                                          (750,000)               -                -

NET CASH USED IN INVESTING ACTIVITIES                                (281,215)         (775,278)      (1,826,310)

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock subscriptions                                         (30,000)           45,000          200,000
   Proceeds on loan from Bank of China                                      -           507,801          849,535
   Proceeds on loans from shareholders                                110,000           177,485          205,984
   Proceeds from issuance of common stock                           1,063,000           186,632          835,000
   Net proceeds from line of credit                                   100,000                 -                -
   Payments on loans from shareholders                                (84,258)                -                -
   Payments on capital lease obligations                              (26,767)                -                -
   Payments on long-term debt                                         (21,394)                -                -
   Proceeds on loans                                                        -           149,565          171,806
   Proceeds on debentures                                              50,000                 -                -
   Additional contributions by foreign partner               -                -          15,634

NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,160,581         1,066,483        2,277,959

NET INCREASE (DECREASE) IN CASH                                        76,866          (141,225)         (54,523)

CASH, BEGINNING OF YEAR                                                   822           142,047          196,570

CASH, END OF YEAR                                                 $    77,688    $          822    $     142,047


                             The  accompanying  notes  are an  integral  part of
these financial statements.

                      THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Summary of Significant Accounting Policies:

        Organization and Nature of Operations

        Harcourt Investments (USA), Inc., (Harcourt Investments) was incorporated on April 23, 1993. Principal business activities are the design, manufacture and sale of writing instruments. During its first two years of operation, Harcourt Nevada used foreign contract manufacturers to produce various types of pens and markers which were then imported for sale in the U.S. market. In August 1994, Harcourt Investments acquired a 60% interest in the Xinhui Harchy Modern Pens, Ltd. Joint Venture (Xinhui JV) owned by a Hong Kong corporation for common stock valued at $2,149,200. The Xinhui JV is located in the Guangdong Province of China. Pursuant to an amendment to the joint venture agreement governing the Xinhui JV entered into in October 1995, the Company's interest was reduced to a 52% interest in the Xinhui JV. In September 1996, Harcourt Investments sold its investment in Xinhui JV to CKES, Inc. of Sunnyvale, California (Notes C and F).

        In November 1994, Stardust, Inc., Production-Recording-Promotion (Stardust) acquired 100% of the outstanding shares of Harcourt
        Investments for 8,280,000 shares of its common stock in a transaction accounted for as a recapitalization of Harcourt Investments with Harcourt Investments as the acquirer (reverse acquisition). Therefore, the historic cost of assets and liabilities were carried forward to the consolidated entity. In 1995 and 1996, reverse stock splits changed the number of shares issued and outstanding to 6,110,337, then to 2,735,952. The consolidated financial statements were restated to reflect this capital stock transaction. Stardust's name was changed to the "The Hartcourt Companies, Inc."

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

        In August 1996, The Hartcourt Companies, Inc. (Company) entered into a purchase and sale agreement with NuOasis International, Inc. (NuOasis), a corporation incorporated under the laws of the Commonwealth of the Bahamas, for the purchase of a commercial real estate project, consisting of three 5-7 story apartment buildings, commonly known as the Peony Gardens Property (Peony Gardens), located in the eastern part of Tongxian in Beijing city, mainland China. The Company issued 4,000,000 shares of its common stock with respect to this purchase (Note C).

        In  September  1996,  the Company  entered into a sales  agreement  with
        Mandarin   Overseas   Investment   Co.,  Ltd.   (Mandarin)   and  Promed
        International Ltd. (Promed), both unaffiliated Turks and Caicos chartered companies, for the purchase of their 50% interest in sixty-eight mineral lease gold lode claims in the state of Alaska, known as Lodestar claims 1-68 and consisting of 320 acres. All claims are located in the Melozitna mining district near Tanana, Alaska. The Company issued 1,298,700 shares of its common stock with respect to this purchase (Note C).

                             The  accompanying  notes  are an  integral  part of
these financial statements.

                            THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A. Summary of Significant Accounting Policies: (continued)

        Organization and Nature of Operations (continued)

        In October 1997, the Company purchased the outstanding shares of Pego Systems, Inc. (Pego) whereby Pego became a wholly-owned subsidiary of the Company. Pego, a manufacturer's representative organization for air and gas handling equipment, offers a full line of value added services including distribution, service and the manufacturing of custom process equipment packages. In connection with the purchase, the Company paid $500,000 in cash, issued 450,000 shares of common stock, 1,500 shares of Series C redeemable preferred stock, and entered into a non-compete agreement with Pego's majority shareholder (Note C).

        On October 28, 1997, the Company, through a wholly-owned subsidiary, acquired Electronic Components and Systems, Inc. (ECS) and Pruzin Technologies, Inc. (Pruzin) a related entity of ECS. ECS and Pruzin specialize in high technology contract manufacturing and assembly of printed circuit boards, phone and cable wires. ECS has three facilities in Arizona and has a service contract with a maquiladora in the free trade zone in Sonora, Mexico. The Company issued 3,400 shares of Series D convertible preferred stock, 2,500,000 shares of the Company's common stock, $250,000 in cash and a $250,000 promissory note (Notes C and N).

        ECS maintains manufacturing operations under maquiladora agreements in Nogales, Mexico. The 100% shareholder of the maquiladora is also the President of ECS. A substantial amount of ECS's cables and electronic components are manufactured and assembled at the Mexico facility. ECS also has smaller manufacturing facilities in Tucson and Chandler, Arizona and a distribution facility in Nogales, Arizona.

        In 1997, the Company's total revenue amounted to $4,723,905, which consists of twelve months of domestic sales of writing instruments, $156,336 from Hartcourt Pen, three months of revenue, $1,881,159 from Pego and two months of revenue, $2,686,410 from ECS.

        Basis of Accounting

        The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles.

        Cash and Cash Equivalents

        For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

        Accounts Receivable

        In the normal course of business, the Company extends unsecured credit to customers located in North America. Credit is extended based on an evaluation of the customer's financial condition. The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the period. The allowance for doubtful accounts was $76,477 and $19,034 at December 31, 1997 and 1996, respectively. It is reasonably possible that the Company's estimate of allowance for doubtful accounts will change.

                           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)


A. Summary of Significant Accounting Policies: (continued)

        Inventory

        Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method, and includes material, labor, and overhead.

        Property and Equipment

        Plant and equipment are stated at cost or estimated fair market value on the date of acquisition. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis ranging from five to twenty years. The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions. It is reasonably possible that the Company's estimate to recover the carrying amount of property and equipment will change.

        Advertising Costs

        Advertising costs are generally expensed as incurred. Advertising expense included in selling, general and administrative expenses were $84,573, $14,182 and $26,134 for 1997, 1996 and 1995, respectively.

        Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of The Hartcourt Companies, Inc. and its wholly-owned subsidiaries; Harcourt Investments, which includes the accounts of Hartcourt Pen, Pego Systems, Inc., and Electronic Components and Systems, Inc. For purposes of these consolidated financial statements, The Hartcourt Companies, Inc. and its subsidiaries will be referred to collectively as "the Company". All material, intercompany transactions and balances have been eliminated. All assets, liabilities and operations of Xinhui JV are reflected in the consolidated financial statements. The interest of the joint venture partner in the assets and net loss of the joint venture are reported as "Minority Interest".

        Foreign Currencies (Xinhui JV)

        Assets and liabilities denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate China (RMB) into U.S. dollars. Translation gains and losses resulting from changes in the exchange rate are included in the determination of the net loss for the period. Translation gains and losses are excluded from the consolidated statements of operations and are credited or charged directly to a separate component of shareholders' equity.

                           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (Continued)



A. Summary of Significant Accounting Policies: (continued)

        Accounting for Business Combinations

        The acquisitions were recorded as purchases in accordance with Accounting Principle Board Opinion No. 16 (APB No. 16) "Business Combinations", and the purchase prices were allocated to the assets acquired, (except for finished goods and work-in-process inventory), and liabilities assumed based upon their estimated fair value at the purchase date. The finished goods and work-in-process inventory (percentage completed) at the purchase date was valued, in accordance with APB No. 16, at the "sales price" less reasonable profit allowances for selling effort consisting of sales profit and selling costs. The operating results of the acquired entities are included in the Company's consolidated financial statements from the dates of acquisition.

        Income Taxes

        Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. The components of the deferred tax asset and liability are individually classified as current and non-current based on their characteristics.

        Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        Reclassification

        Certain 1996 and 1995 amounts have been  reclassified  to conform to the
        1997    consolidated    financial    statement    presentation.    These
        reclassifications have no effect on previously reported net loss.

        Investments

        Investments are provided for using the deposit method of accounting in accordance with Statement of Financial Accounting Standards No. 66 (SFAS No. 66), "Accounting for Sales of Real Estate." The deposit method of accounting shall be used until a sale has been consummated. "Consummation" usually requires that all conditions precedent to closing have been performed, including that the buildings, in the Peony Gardens acquisition, be certified for occupancy and that the geological survey of the Lodestar claims in Alaska have a minimum value of $10,000,000 (Note C).

                          THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)


A. Summary of Significant Accounting Policies: (continued)

        Loss Per Share

        Net loss per share is provided in accordance with Statement of Financial Accounting Standard No. 128 (SFAS No. 128) "Earnings Per Share". Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. The net loss per share calculations reflect the effect of stock dividends and stock splits. As required by SFAS No. 128, prior year earnings per share amounts have been restated. Earnings per share for the years ended December 31, 1996 and 1995 increased $.00 and $.07, respectively, as a result of this restatement.

        Stock Option Plan

        Effective January 1, 1996, the Company adopted a method of accounting for stock-based compensation plans as required by Statement of Financial Accounting Standard No. 123 (SFA No. 123) "Accounting for Stock-
        Based Compensation". SFAS No. 123 allows for two methods of valuating stock-based compensation. The first method allows for the continuing application of Accounting Principle Board Opinion No. 25 (APB No.
        25) in measuring stock-based compensation, while complying with the disclosure requirements of SFAS No.
        123. The second method uses an option pricing model to value stock compensation and record as such within the consolidated financial statements. The Company will continue to apply APB No. 25, while complying with SFAS No. 123 disclosure requirements (Note U).

        Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Intangibles

        Goodwill and other intangible assets are amortized on the straight-line basis over the estimated future periods to be benefitted (not exceeding 25 years). Goodwill, the excess of the Company's purchase price over the fair value of the net assets acquired, is amortized over 25 years. Covenant not to compete is amortized on the straight line basis over five years. It is reasonably possible that the Company's estimate of the recoverability of goodwill will change.

        Fair Value of Financial Instruments

        The following methods and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

        Cash and cash equivalents: The carrying amount approximates fair value because of the short period to maturity of the instruments.

                             THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)




A. Summary of Significant Accounting Policies: (continued)

        Fair Value of Financial Instruments (continued)

        Marketable securities: For marketable securities, the carrying amounts approximate fair value, which is based on prices guaranteed by Capital Commerce, Ltd.

        Notes receivable: The fair value of notes receivable is estimated based on discounted cash flows using a current risk-weighted interest rate and on the current rates offered by the Company for notes of the same remaining maturities.

        Short-term borrowings: The carrying amount approximates fair value since the interest rate fluctuates with the lending banks' prime rate.

        Long-term debt: The fair value of long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements.

B. Accounts Receivable:

        Accounts receivable consists of the following:
                                                                 December 31,     December 31,
                                                                    1997            1996

              Accounts receivable, unassigned                      $2,216,395        $  38,068
              Accounts receivable, assigned (Note J)                  193,059                -

                                                                     2,409,454          38,068

              Less allowance for doubtful accounts                    (76,477)         (19,034)

                                                                    $2,332,977        $ 19,034

C. Investments and Business Acquisitions:

        Sale of Xinhui Joint Venture

        In September 1996, the Company sold its Xinhui joint venture interest to CKES, Inc. located in Sunnyvale, California. Harcourt Investments owned a 52% interest in Xinhui Harcy Modern Pens, Ltd., a joint venture in the Peoples Republic of China. The joint venture interest was sold for a $3 million dollar note receivable which is payable in 60 equal monthly installments of $50,000 each, beginning October 1, 1998. Interest accrues at 6% per annum and is payable in full at the end of the loan period. The note receivable is secured by a security agreement and allows the Company to have a security interest in substantially all assets of CKES, Inc. (Note F).

                                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)




C. Investments and Business Acquisitions: (continued)

        Sale of Xinhui Joint Venture (continued)

        Generally accepted accounting principles require the recording of the note receivable at its fair value when the face amount does not reasonably represent the value of consideration received. Under Accounting Principles Board No. 21, the note receivable is discounted $753,985 to its approximate fair value at December 31, 1996. Per
        Financial Accounting Standards No. 114, the note receivable was considered impaired at December 31, 1996 due to the present operating condition of the Xinhui plant and the length of time before payment begins by CKES, Inc. At December 31, 1996, the Company decided to reserve $1,202,220 of the receivable due to payments being deferred to a later period. At December 31, 1997, the impairment was increased $364,110 to a balance of $1,584,330 to offset the amortization of the discounts.

        Investment in Peony Gardens

        In August 1996, the Company purchased an apartment complex located near Beijing, China for $22 million from NuOasis International, Inc. (NuOasis). The purchase price included the issuance of 4 million shares of common stock, valued at $10 million, and a promissory note to NuOasis for $12 million. The Note is due and payable upon completion of construction and the date the certificate of occupancy is received. Under the deposit method of accounting in accordance with SFAS No. 66, the promissory note for $12,000,000 is currently being deferred until the complete consummation of the Peony Gardens sale. Additionally, the 4 million shares of common stock was recorded as a deposit at December 31, 1997 and 1996. At December 31, 1997, the construction of the complex has been halted due to the downturn in the economy in Asia. The Company has the unilateral option of extending the date for completion of the contract or rescinding the purchase contract. The Company's management believes the contract will be completed as originally intended. Therefore, no adjustments have been made to assets or liabilities associated with this contract.

        Investment in Alaskan Gold Claims

        In September 1996, the Company purchased a 50% interest in 68 gold mining claims encompassing 320 acres of land in the state of Alaska for $6 million. The purchase was made by issuing 1,298,700 shares of the Company's common stock. Under the deposit method of accounting in accordance with SFAS No. 66, the 1,298,700 shares of common stock was recorded as a deposit at December 31, 1997 and 1996 pending a formal geological survey of the land. Management believes there have been no changes in the value in the land from the date of acquisition. The Company may rescind the purchase if the probable valuation of the land is below $10,000,000.

        Purchase of Pego Systems, Inc.

        On October 3, 1997, the Company purchased all the outstanding shares of Pego Systems, Inc. (Pego). Payment terms of the transaction include a cash payment of $500,000, the issuance of $450,000 of restricted common stock and 1,500 shares or $1,500,000 of Series C Redeemable Preferred Stock. Included in the acquisition price is a covenant not-to compete (Note I). The excess purchase price over the fair value of the net assets of $1,326,083 was recorded as goodwill and is being amortized over 25 years (Note I).

                                  THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)




C. Investments and Business Acquisitions: (continued)

        Purchase of Electronic Components and Systems, Inc. and Pruzin Technologies, Inc.

        On October 28, 1997, the Company acquired Electronic Components and Systems, Inc. and Pruzin Technologies, Inc. through a tax-free reorganization. The Company paid $250,000 in cash, issued a note for $250,000, issued 3,400 shares of Series D 9% Convertible Preferred Stock and 2,500,000 shares of common stock. The excess purchase price over the fair value of the net assets of $8,010,307 was recorded as goodwill and is being amortized over 25 years (Note I).

        The following unaudited proforma consolidated results of operations assume that the above purchases occurred on January 1, 1996:

                                                                      December 31,December 31,
                                                                       19                1996

              Total revenues                                      $20,688,930   $19,912,309
                Loss before taxes                                    (36         (1,024,227)
                Net loss                                             (364,587)   (1,026,027)
              Basic and fully diluted loss per share                    (0.03)        (0.21)

        The proforma data gives effect to actual operating results prior to the acquisition and adjustments to interest expense, goodwill amortization and income taxes. These proforma results of operations do not purport to be indicative of the results which would actually have been obtained had the purchases occurred on the dates indicated or which may be obtained in the future.

D. Marketable Securities:

        In July 1997, the Company entered into an agreement with Capital Commerce, Ltd. (Capital) (as Isle of Man Corporation) whereby Capital agreed to provide the Company $6,000,000 in free trading securities for the purchase of Pego Systems, Inc. and the formation of Electronic Components and Systems, Inc., a Nevada Corporation. The Agreement stipulates that should the value of the stock received by the Company decrease, Capital shall compensate for such reduction by issuing additional shares to equate the total value of
                $6,000,000. In consideration for the $6,000,000 in securities, the Company issued to Capital $4,000,000 in Series A and $2,000,000 in Series B, both 9% convertible preferred stock (Note T). Dividends are declared and paid monthly at 9% per annum. Terms of this agreement are over a ten year period. Included in accrued expenses is accrued dividends of $135,000 associated with this agreement.

        As of December 31, 1997, the Company had sold $525,034 worth of its securities, and has available $5,474,966. Marketable securities are reported at the guaranteed value of the contract.

                                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)




E. Inventory:

        Inventory consists of the following:

                                                               December 31,       December 31,
                                                                   1997              1996

              Raw materials                                       $2,756,923 $           -
              Work-in-process                                         378,602             -
              Finished goods                                          405,796       311,424

                                                                   $3,541,321      $311,424

F. Notes Receivable:

        Notes receivable consist of the following:
                                                                                 December 31,        December 31,
                                                                                    1997              1996

        Note receivable from CKES  Acquisitions,  Inc.,  $3,000,000 face amount, interest  at 6% per annum,  due in  monthly  principal  installments  of
        $50,000 beginning  October 1, 1998,  secured by substantially all assets of CKES,  interest  and unpaid  principal  due and payable on October 1,
        2003. The note is reported less unamortized discount of $753,985,  based on 12% imputed interest, and $1,584,330 and $1,202,220 of loan
        impairment for 1997 and 1996, respectively (Note C).                     $1,043,795       $1,043,795

        Note  receivable  from former  attorney Kevin Quinn,  interest at 9% per annum, due on demand and secured by real estate. Included in the balance is accrued interest of $6,753 and $8,871 at December 31, 1997
        and 1996, respectively.                                                     111,523          113,641

        Note  receivable  from Yafa,  Inc.,  interest  at 9% per  annum,  due in monthly  principal  installments of $2,000,  accrued interest and unpaid principal  due and  payable  on or before  August 15,  1999,  secured by common stock of Yafa, Inc.  Included in the balance is accrued  interest of $18,113 and $3,878 at December 31, 1997
        and 1996, respectively.                                                     164,112          171,000

        Note receivable from individual, principal and interest at 5% per annum, due in  fourteen  monthly  installments  of  $300,  then  fifty  monthly installments of $622, with
        the final payment due February 1, 2003, unsecured.                           30,510                -




                                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)




F. Notes Receivable: (continued)

                                                                December 31,       December 31,
                                                                   1997             1996

        Other                                                    $      2,000  $             -

              Total                                                 1,351,940     1,328,436

              Less current portion                                    293,673       137,641

              Notes receivable, net of current portion             $1,058,267    $1,190,795

G. Due from Related Parties:

        Related party loans consist of the following:
                                                                  December 31,       December 31,
                                                                   1997             1996

        Loan to officer of Hartcourt, unsecured,
        non-interest bearing, due on demand.                        $  96,691       $32,356

        Loan to officer of ECS, unsecured,
        non-interest bearing, due on demand.                           31,009             -

        Loan to officer of ECS, unsecured,
        non-interest bearing, due on demand.                            3,698             -

              Total related party loans                               131,398        32,356

              Less current portion                                   (131,398)      (32,356)

                                                                 $           -      $

H. Property and Equipment:

        Property and equipment are summarized as follows:
                                                 December 31,       December 31,
                                                     1997             1996

              Building                            $1,213,571$            -
              Machinery and equipment              2,166,792         36,426
              Furniture and fixtures                 109,706         28,600
              Computer equipment                     104,028              -
              Vehicles                                46,656           -
              Leasehold improvements                  27,781          6,197


                                                   3,668,534         71,223

              Less accumulated depreciation
   and amortization                                 (100,027)       (26,414  )
       Property and equipment, net                $3,568,507        $44,809
                                                            37

                                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)


I.      Intangibles:

        Intangibles are summarized as follows:
                                               December 31,       December 31,
                                                   1997              1996

              Goodwill                            $9,336,390 $         -
              Non-compete agreement                  100,000          -

                                                    9,436,390           -

              Less accumulated amortization          (71,390)          -

              Intangibles, net                    $9,365,000 $         -

        Goodwill consists of amounts paid in excess of the fair value of the net assets in the acquisitions of Pego and ECS. The covenant not-to compete agreement is with the former shareholder of Pego and is in effect for a five year period.

J. Assigned Accounts Receivable:

        ECS has a factoring agreement with a finance company with a limit of $1,500,000. This contract is in effect until May 10, 1998 and shall be automatically renewable for successive periods of six months unless terminated by thirty day written notice by either party.

        Under the factoring agreement, the factor purchases substantially all trade accounts receivable for one of ECS's major customers, Next Level Systems, Inc., at a price equal to the net face amount of the receivable, less a discount of 1.25%, 1.75% and 2.25% if the account is paid within thirty days, thirty to forty-five days, and forty-five to sixty days of the purchase, respectively. For accounts paid after sixty days, an additional .50% will be charged for each fifteen day period. ECS may take advances of up to 75% of the net face amount of the accounts sold to the factor. ECS is contingently liable to the factor for merchandise disputes, customer claims, and other chargebacks on eligible receivables. Accounts not collected within ninety days are required to be repurchased by ECS. As collateral, the Company has granted a continuing security interest in substantially all assets of ECS.

        The proceeds received from the factor for the year ended December 31, 1997 totaled $1,694,313. At December 31, 1997, the balance of assigned accounts receivable and the contingent liability was $772,236, and the balance due to the factor for advances taken prior to the collection of the accounts receivable was $579,177.

K. Payables to Mexican Affiliate:

        ECS maintains manufacturing operations under a maquiladora program in Nogales, Mexico. The maquiladora company (the "affiliate") is wholly owned by the President of ECS.

                                  THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)




K. Payables to Mexican Affiliate: (continued)

        Under the maquiladora program, ECS advances cash to the affiliate for operating expenses. ECS provides the raw materials, production machinery and equipment for manufacture and assembly. Upon completion, the finished goods are purchased by ECS. Total purchases from the affiliate for the year ended December 31, 1997 were $800,516.

        At December 31, 1997, the unsecured, non-interest bearing, due upon demand balance payable to the Mexican affiliate was $352,942. Additionally, at December 31, 1997, the book value of the production machinery and equipment and the value of the inventory provided to the affiliate was $1,036,359 and $1,968,381, respectively. It is reasonably possible that operations located outside an entity's home country will be disrupted in the near term, however, management believes it is remote.

L. Debentures:

        Debentures consist of the following:

                                                                                         December 31,    December 31,
                                                                                                1997            1996

        Eighteen-month Series "A" Convertible Debentures, principal due November
        1998,  interest  at 10% per annum  and paid at the end of each  quarter.
        Interest  payments  can be either  cash or shares  of  Hartcourt  common stock, at the holder's option. Debentures were discounted 35% to $32,500 for  cash  proceeds  held  in  escrow,  $17,500  of  interest  has  been capitalized  and will be amortized over the eighteen  month period.  The
        Company has recorded  $6,805 of interest  expense  associated with these debentures
        for the year ended December 31, 1997.                                           $  50,000$               -



              Total Debentures                                                             50,000                 -

              Less current portion                                                        (50,000)                -

                                                                                         $          -$           -

M. Notes Payable:

        Notes payable are summarized as follows:
                                                                                         December 31,December 31,
                                                                                                1997            1996

        Note payable, individual, interest at 8.5% per annum, due November 2024, monthly principal and interest payments of $9,544,
        secured by land and building.                                                       $1,209,528$             -

                                THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)


M. Notes Payable: (continued)

                                                                                         December 31,December 31,
                                                                                                1997            1996

        Note payable,  Anja Engineering,  interest at 10% per annum,  payment of
        $100,000 due May 15, 1998, thereafter,  quarterly principal and interest payments of $6,415 beginning
        August 1998 through May 2003, unsecured.                                     $    200,000        $576,615

        Note  payable,  financial  institution,  due  June  1999,  with  monthly
        installments  of  $8,039   including   interest  at  12.29%  per  annum,
        collateralized by equipment and personally
        guaranteed by the President of ECS.                                                130,044              -

        Other                                                                                    -          4,150

              Total                                                                      1,539,572        580,765

              Less current portion                                                        (205,245)    (56,396)

              Notes payable, net of current portion                                      $1,334,327      $524,369

        The following is a summary of principal maturities of notes payable:

              Year ending December 31,

                       1998                                  $   205,245
                       1999                                       75,248
                       2000                                       33,284
                       2001                                       36,517
                       2002                                       40,065
                       Thereafter                              1,149,213

                       Total                                  $1,539,572

                                  THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)



N. Notes Payable, Related Parties:

        Notes payable, related parties consist of the following:

                                                                                         December 31,December 31,
                                                                                                1997            1996

        Note payable due to the President of ECS and shareholder of the Company, interest at 7% per annum, principal of $125,000 plus accrued interest is due on July 31, 1998 and
        July 31, 1999, unsecured.                                                          $250,000$          -

        Note payable due to the President of ECS and shareholder of the Company, interest at 10% per annum, monthly interest payments
        of $917, due on demand, unsecured.                                                 110,000               -

        Note payable due to an employee of the Company,
        interest at 10% per annum, monthly interest
        payments of $167, due on demand, unsecured.                                           20,000             -

        Note payable due to a relative of the President of
        ECS, interest at 10% per annum, monthly interest
        payments of $333, due on demand, unsecured.                                           40,000            -

               Total                                                                         420,000              -

               Less current portion                                                         (295,000)            -

               Notes payable, related parties, net of current portion                      $ 125,000 $          -

        The following is a summary of principal maturities of related party notes payable:

               Year ending December 31,

                       1998                                      $295,000
                       1999                                       125,000

                       Total                                     $420,000

O. Line of Credit:

        The Company has a secured line of credit agreement with a bank which provides that it may borrow up to $500,000 at the bank's prime rate of interest (9% at December 31, 1997). The line of credit is secured by inventory, equipment and accounts receivable of Pego Systems, Inc. The line of credit is due on demand.
        At December 31, 1997, $300,000 was available under this agreement.

                                THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)



P. Accrued Expenses and Other Current Liabilities:

        Accrued expenses and other current liabilities are summarized as follows:

                                                                           December 31,           December 31,
                                                                                 1997            1996


             Accrued brokers fees                                             $   437,000$            -
             Accrued wages                                                        175,000           129,500
             Accrued dividends (Note T)                                           135,000                 -
             Prepaid credits                                                      110,202                 -
             Accrued sales taxes                                                   46,488                 -
             Accrued commissions                                                   42,003                 -
             Other current liabilities                                            101,188             4,247

                                                                               $1,046,881          $133,747

        Accrued broker fees represent  amounts payable for services provided for the acquisition of ECS (Note C).

Q. Income Taxes:

        Provisions for income taxes are summarized as follows:

                                                      Year ended
                                      December 31,   December 31,  December 31,
                                          1997               1996         1995

             Current income taxes          $1,700           $1,800  $         -

             Provision for income taxes    $1,700           $1,800  $         -

        The Company has deferred tax assets for the tax effects of temporary differences between financial and tax reporting for the years ended December 31, 1997 and 1996 as follows:

                                                                  1997               1996

             Deferred tax assets:
             Net operating losses                                  $792,000          $ 569,592
             Other                                                   49,000                  -

                                                                    841,000            569,592

             Valuation allowance                                   (841,000)          (569,592)

             Net deferred tax assets                         $            -     $            -


                                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)



Q. Income Taxes: (continued)

        The Company has net operating loss carryforwards remaining of approximately $2,266,000. The regular net operating loss carryforwards, which are approximately the same as the alternative net operating loss carryforwards, if not utilized, will expire in varying amounts through 2012. The valuation allowance increased $271,408, and $321,592 for the years ended December 31, 1997 and 1996, respectively. It is reasonably possible that the Company's estimate of the valuation allowance will change.

R. Commitments and Contingencies:

        Operating Leases

        The Company leases its facilities under long-term, non-cancelable lease agreements expiring at various dates through June 2003. The noncancelable operating lease agreements provide that the Company pays property taxes, insurance and certain operating expenses applicable to the leased premises. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $68,023, $27,732 and $36,745, respectively. The
        Company also leases vehicles and equipment under various long-term agreements.

        The future minimum annual lease payments required under the operating leases are as follows:

                Year ending
             December 31,                          Facilities        Vehicles           Total

                   1998                             $  285,710          $30,357      $   316,067
                   1999                                313,226            9,391          322,617
                   2000                                316,850                -          316,850
                   2001                                187,110                -          187,110
                   2002                                 21,600                -           21,600
                   Thereafter                           32,400                -           32,400

               Total future lease payments           $1,156,896         $39,748       $1,196,644

        Capital Leases

        Pego and ECS lease machinery, equipment and vehicles under capital leases. The economic substance of the leases is that the Company is financing the acquisition of the machinery, equipment and vehicles through the leases, and, accordingly, they are recorded in the Company's assets and liabilities. The following is an analysis of the book value of the leased assets included in property and equipment at December 31, 1997:

               Machinery and equipment                $936,060
               Vehicles                                 20,107
               Accumulated depreciation                (21,326)

                                                       $934,841

                                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)


R. Commitments and Contingencies: (continued)

        Capital Leases (continued)

        The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of December 31, 1997:

               Year ending
               December 31,

                   1998                                              $  272,891
                   1999                                                 250,069
                   2000                                                 215,049
                   2001                                                 181,852
                   2002                                                  67,936

             Total future capital lease payments                        987,797

             Less amount representing interest                         (175,098)

             Net present value of minimum lease payments                812,699

             Less current portion of capital lease obligations        (200,222)

             Capital lease obligations, net of current portion$         612,477

        At December 31, 1997, $708,272 of the total capital lease obligations was personally guaranteed by the President of ECS.

        Consulting Agreements

        On December 30, 1996, the Company entered into a consulting agreement with American Equities, LLC (American Equities), a California Limited Liability Company. The Company intends to acquire, manage and develop a real estate portfolio including office, retail, industrial and multi-family properties and raw land. The consulting period expires on December 31, 2001. The minimum performance requirements of the consulting agreement will increase assets and/or market capitalization of The Hartcourt Companies, Inc. by at least $50,000,000 by December 31, 1997. The Company is currently renegotiating the minimum performance of the market capitalization.

        Pursuant to the terms of the agreement, the Company issued 1,000,000 common shares at $1.50 per share as an advance against future fees to be earned by American Equities. The Company also advanced 300,000 common shares at $0.50 per share to American Equities for future operating expenses. Both transactions have been discounted due to the restriction on the shares issued. During 1997, the Company expensed to operations $385,230 of consulting fees from the following: $150,000 (300,000 shares at $0.50 per share) of prepaid expenses, $45,230 of prepaid consulting fees from a 2% financial restructuring fee for the Pego acquisition, and $190,000 of prepaid consulting fees from a 2% financial restructuring fee for the ECS acquisition.

                                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)

R. Commitments and Contingencies: (continued)

        Consulting Agreements (continued)

        In February 1997, the Company entered into a consulting agreement with DanAllen Investment Corporation. Terms of the agreement include providing consulting services to the Company for locating and purchasing companies for a one year period. The Company issued 100,000 shares of common stock at $1.50 per share as a retainer to DanAllen Investment Corporation for future acquisitions. This transaction was discounted due to the restriction on the shares issued.

S. Supplemental Cash Flow Information:

                                                                       1997       1996         1995
          Cash paid for interest and income taxes:



               Interest                                             $113,026$             -     $9,524
               Income taxes                                        $  37,400$         900    $       -

          Noncash investing and financing activities:

               Common stock issued for inventory             $             -$   191,414      $       -
               Common stock issued for interest in gold claims$             -$5,974,020      $       -
               Treasury stock acquired                       $             -$   418,618      $       -
               Common stock issued to settle liabilities         $    40,225$   109,589      $       -
               Common stock issued for purchase of
                    Peony Gardens                            $             - $9,920,000      $       -
               Common stock issued for brokerage fees            $   600,000 $2,012,500      $       -
               Common stock issued for converting debt to equity$             -$   212,500   $       -
               Common stock issued for prepayment of
                    consulting fees                              $   150,000$   900,000      $       -
               Note received for sale of subsidiary          $             - $1,043,795      $       -
               Preferred stock issued for marketable securities   $6,000,000$             -  $       -
               Assets purchased through capital leases           $   211,041$             -  $       -
               Stock subscription receivable                    $     26,000$             -  $       -

        Allocation of common and preferred stock issued for the assets and liabilities of Pego during 1997 was as follows:

               Accounts receivable                                          $    924,452
               Inventory                                             423,016
               Other assets                                                      11,223
               Property and equipment                                         1,309,042
               Goodwill                                              826,083
               Non-compete agreement                                            100,000
               Checks drawn in excess of available bank balance                (130,348)
               Accounts payable                                                (308,548)
               Line of credit                                                  (100,000)
               Accrued expenses                                                 (72,876)
               Capital lease obligations                                        (11,741)
               Note payable                                                   (1,213,571)

                                                                                           $ 1,756,732

                             THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)


S. Supplemental Cash Flow Information: (continued)

        Allocation of common and preferred stock issued for the assets and liabilities of ECS during 1997 was as follows:

               Accounts receivable                               $1,121,778
               Inventory                                           2,393,541
               Other assets                                           39,644
               Property and equipment                              2,017,989
               Goodwill                                            8,010,307
               Checks drawn in excess of available bank balance     (538,701)
               Accounts payable                                   (1,555,686)
               Notes payable, related parties                       (310,000)
               Accrued expenses                                     (514,000)
               Payable to Mexican affiliate                         (464,943)
               Capital lease obligations                            (616,684)
               Note payable                                         (143,245)


                                                                  $9,440,000

T. Capital Stock:

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

        In September and October 1997, the Company's Articles were amended to authorize the issuance of A, B, C and D preferred stock. As amended, the Articles provide that the total number of shares of preferred series A, B, C and D stock are 4,000, 2,000, 1,500 and 10,000, respectively, each having a stated value of $1,000 per share.

        On October 5, 1995 and August 2, 1996 the Company effectuated a five for seven (5:7) and a one for five (1:5) reverse stock splits, respectively. The effect of these events have been restated retroactively on the Statement of Shareholders' Equity.

        Original Preferred Stock

        Until December 31, 2010, with respect to the election of directors, holders of Original Preferred Stock shall be entitled to elect that number of directors which constitutes three-fifths (3/5ths) of the authorized number of members of the Board of Directors and, if such three-fifths (3/5ths) is not a whole number, then the holders of Original Preferred Stock shall be entitled to elect the nearest higher whole number of directors that is at least three-fifths (3/5ths) of such membership.

                                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)



T. Capital Stock: (continued)

        Original Preferred Stock (continued)

        The holders of shares of Original Preferred Stock shall not be entitled to receive any dividends.

        The holders of record of shares of Original Preferred Stock shall, at their option, be entitled to convert each share of Original Preferred Stock into 1,000 shares of fully paid and non-assessable Common Stock. Such shares are owned by the President of the Company.

        In the event of liquidation, dissolution, or winding up of the affairs of the Company whether voluntary or involuntary, the holders of record shall be entitled to be paid the full par value of Original Preferred Stock, and no more.

        Class A Preferred Stock

        The 10,000,000 shares of authorized and unissued Class A Preferred Stock may be split with such designations, powers, preferences and other rights and qualifications, limitations and restrictions thereof as the Company's Board of Directors elects for a given series. No shares have been issued.

        Series A 9% Convertible Preferred Stock

        Non-voting convertible preferred stock, 4,000 shares authorized with a stated value of $1,000 per share. Holders of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series A convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends to the date of redemption. Holders of Series A Convertible Preferred Stock may convert their shares into either (A) a number of shares of fully paid and non-assessable common stock of Electronic Components Systems, Inc., a Nevada Corporation, equal to .0015% of total outstanding shares of ECS or (B) shares of fully paid and non-assessable common stock of the Company. Dividends are to be declared and paid monthly. Dividends totaling $90,000 were accrued at December 31, 1997 for Series A.

        Series B 9% Convertible Preferred Stock

        Non-voting convertible preferred stock, 2,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series B convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. Holders of Series B convertible preferred stock may convert their shares into either (A) a number of shares of fully paid and non-assessable shares of common stock of Pego Systems, Inc., a California Corporation, equal to .015% of total outstanding shares of Pego or, (B) shares of fully paid non-assessable common stock of the Company. Dividends are to be declared and paid monthly. Dividends totaling $45,000 were accrued at December 31, 1997 for Series B.

        Series C Redeemable Preferred Stock

        Non-voting, non-participating redeemable preferred stock, 1,500 authorized, with a par value of $1,000 per share. Series C preferred stock is junior to the original preferred stock and any other class or series of capital

                                THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)

        stock of the Company which are specifically ranked senior (senior securities). Series C preferred stock is redeemable at any time, at the discretion of the Company, at a redemption price of $1,000 per share.

T. Capital Stock: (continued)

        Series D Convertible Preferred Stock

        Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at a par with holders of the Company's common stock, as if the Series D Convertible Preferred Stock had been converted in common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its holder, at any time, into a number of shares of common stock of the Company at a conversion rate equal to $1,000 divided by the market price of the Company's common stock.

U. Stock Option Plan:

        In April 1995, the Company adopted a stock option plan (the Plan) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10 year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. No options have been granted under this Plan as of December 31, 1997, 1996 and 1995.

V. Warrants:

        As of December 31, 1997 there were 2,000,000 outstanding warrants to purchase 2,000,000 shares of $.001 par value common stock at $0.30 - $2.10 per share. No warrants have been exercised as of December 31, 1997.

W. Foreign Operations:

        Selected financial data for the Company's foreign operations is as follows:

                                                      (Unaudited)    (Unaudited)                     (Unaudited)
                                            December 31, 1997      September 27, 1996        December 31, 1995

               Revenues                      $             -     $    458,236                         $     249,784

               Operating loss$             -$(2,132,168)         $ (1,499,598)

               Total assets                  $3,004,740       $ 9,228,255                               $10,366,707


                                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)





X. Stock Subscription Agreements:

        In October 1996, the Company entered into two stock subscription agreements. Terms of the agreements include that the subscribers can purchase up to 20,000 common shares of The Hartcourt Companies, Inc. per month for 12 months at $0.50 per share. The Company has $15,000 and $45,000 on deposit at December 31, 1997 and 1996, respectively.

Y. Loss Per Share:

        The following reconciles amounts reported in the financial statements for the years ended December 31, 1997, 1996 and 1995, respectively:

                                                                                 1997
                                                                    Income (loss)     Shares        Per-share
                                                                     (Numerator) (Denominator)   Amount

          Income (loss) from continuous operations               $(474,372)           -       $      -
          Less preferred stock dividends                          (135,000)           -              -

          Income (loss) available to common stock-
          holders - basic earnings per share                      (609,372)   12,550,337         $(0.05)

          Effect of dilutive securities                              -                  -

          Income (loss) available to common stock-
          holders - diluted earnings per share                   $(609,372)      12,550,337         $(0.05)

                                                                                          1996
                                                                    Income (loss)     Shares        Per-share
                                                                     (Numerator) (Denominator)   Amount

          Income (loss) from continuous operations            $ (1,579,738)        -       $      -
          Less preferred stock dividends                 -             -              -

          Income (loss) available to common stock-
          holders - basic earnings per share                   (1,579,738)        4,814,303         $(0.33)

          Effect of dilutive securities                                 -                -

          Income (loss) available to common stock-
          holders - diluted earnings per shar                 $(1,579,738)        4,814,303         $(0.33)

                               THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)


Y. Loss Per Share: (continued)

                                                                                           1995
                                                                    Income (loss)     Shares        Per-share
                                                                     (Numerator) (Denominator)   Amount

          Income (loss) from continuous operations                    $ (1,593,891)        -       $      -
          Less preferred stock dividends                                         -         -              -

          Income (loss) available to common stock-
          holders - basic earnings per share                            (1,593,891) 2,915,655         $(0.55)

          Effect of dilutive securities                                           -        -

          Income (loss) available to common stock-
          holders - diluted earnings per share                        $(1,593,891)  2,915,655         $(0.55)

        During 1997 and 1996, the Company had 2,000,000 warrants outstanding, each convertible into one share of common stock. In addition, during 1997, 1996, and 1995, the Company had convertible preferred stock outstanding (Note T), each share convertible into common stock. These instruments were not included in the computation of diluted earnings per share for any of the years presented, due to their antidilutive effects based on the net loss reported each year.

Z. Forgiveness of Debt:

        During 1997 and 1996, the Company recognized debt forgiveness of $376,615 and $384,735, respectively. The 1997 forgiveness relates specifically to the Anja settlement. The 1996 forgiveness relates to several notes and accounts payable owned to several vendors.

AA.Profit Sharing Plans:

        ECS maintains a defined contribution plan (the Plan) for its U.S. employees that provides for tax deferred benefits under Section 401(K) of the Internal Revenue Code. The Plan allows employees to make contributions, 25% of which will be matched by the Company, up to 5% of an employee's gross salary or the amount allowed by law, as defined. The Company has made matching contributions to the Plan of approximately
        $510 for the year ended December 31, 1997. The Company pays the administrative costs of the Plan, which approximates $2,000 per year.

        Pego has a contributory profit sharing plan (the Plan) as defined under Sections 401(a) and 501(a) of the Internal Revenue Code. Under the Plan, employees may contribute 1% to 15% of their compensation. At the discretion of the Board of Directors, the Company may contribute additional amounts to the Plan on behalf of those who actively participate. Company contributions will vest over a six-year period as established in the Plan. No employer matching contributions were made to the Plan for the year ended December 31, 1997.

                                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Continued)



AB.Major Customers:

        During the year ended December 31, 1997, ECS had one significant customer, Next Level Systems, Inc. Revenue from Next Level Systems, Inc. for the year ended December 31, 1997 totaled $1,493,686, which represents 32% of net revenue.

AC.Subsequent Events:

        In July 1997, the Company entered into an agreement to purchase a shopping center located in Perris, California for $6,750,000. The building complex has 85,000 square feet and has average income of $620,000 per year. Terms of the transaction include a $25,000 cash down payment, bank financing of $3,725,000, and 34 of the Company's 68 mineral lease gold lode claims valued at $3,000,000. As of December 31, 1997, the transaction was in escrow pending the availability of bank financing.

        In January 1998, ECS entered into a capital lease agreement with a financial institution for machinery. The cost of machinery was $186,690 with monthly payments of $3,893 over five years, including interest at 8.8% per annum.

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

Name                                Age                       Position

Dr. Alan V. Phan                    52        Chairman of the Board, President,
                                            Chief Executive Officer and Chief
                                                       Financial Officer

Frederic Cohn                       58      Secretary, Treasurer and Director

Kenneth Silva                       71      Vice-President, Marketing and Sales
                                        and Director

Michael L. Caruana                 54                    Director

James De Rosa                       66                        Director

James Pruzin                        48                        Officer

Dr. Alan V. Phan is the founder of the Company and has been Chairman, President, Chief Executive Officer and Chief Financial Officer since November 1993. He also is the founder of Harcourt Investments and Hartcourt Pen. See Part I, Item 1, "Description of Business--General." From 1986 to October 1993, Dr. Phan was the owner of Hartcourt Consulting, an export management firm and, from 1980 to 1986, he was the Executive Vice President of EM Kay Group (which owned Magic Marker Industries). In addition to his activities in the export and writing instrument business, Dr. Phan has been involved in gold mining operations, as manager in the Phillippines (1971- 1972) for Eisenberg Group, a company located in Israel. He was active in the real estate industry from 1976 until 1982 as owner of Alpha Development, a California real estate company. Dr. Phan received his academic training and degrees at Pennsylvania State University (1967), and Sussex College of Technology, Sussex England (1975).

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

Michael L. Caruana has been a director since June 1994.  Mr. Caruana is a graduate of California State University
at Long Beach (1972) with a degree in engineering.  He currently is the
 President, Chief Executive Officer of the
Company's subsidiary, Pego, an engineering and industrial equipment manufacturing company, and has held various positions with Pego since 1975. See Part I, Item 1,
 "Description of Business--General" and Part III, Item 12,
"Certain Relationships and Related Transactions."

James De Rosa has been a director of the Company since September 1996. A graduate of Tufts College (1960), and Suffolk Law School, Boston, Massachusetts (1963). Mr. De Rosa is a Real Estate investor and developer and has been active in the real estate business since 1974. Mr. De Rosa is President of De Rosa Properties, Inc.

James Pruzin became involved in the Company upon the acquisition of ECS. He is a graduate of Indiana University (1972) with a degree in business administration. Prior to the ECS acquisition, Mr. Pruzin was the president and sole shareholder of Electronic Components and Systems, Inc., an Arizona corporation. He is currently President and Chief Executive Officer of the Company's ECS subsidiary.

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

As the sole holder of the 1,000 outstanding shares of Company Original Preferred Stock, Dr. Phan is entitled to elect 3/5 of the number of members of the Company's Board of Directors, whereas the holders of the outstanding shares of common stock are entitled to elect 2/5 of that number.

Rights and Preferences of Preferred Stock

Series A 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 4,000 shares authorized with a stated value of $1,000 per share. Holders of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series A convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends to the date of redemption. Holders of Series A Convertible Preferred Stock may convert their shares into either (A) a number of shares of fully paid and non-assessable common stock of Electronic Components Systems, Inc., a Nevada Corporation, equal to .0015% of total outstanding shares of ECS or (B) shares of fully paid and non-assessable common stock of the Company. Dividends are to be declared and paid monthly. Dividends totaling $90,000 were accrued at December 31, 1997 for Series A.

Series B 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 2,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series B convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. Holders of Series B convertible preferred stock may convert their shares into either (A) a number of shares of fully paid and non-assessable shares of common stock of Pego Systems, Inc., a California Corporation, equal to .015% of total outstanding shares of Pego or,
(B) shares of fully paid non-assessable common stock of the Company. Dividends are to be declared and paid monthly. Dividends totaling $45,000 were accrued at December 31, 1997 for Series B.




Series C Redeemable Preferred Stock

Non-voting, non-participating redeemable preferred stock, 1,500 authorized, with a par value of $1,000 per share. Series C preferred stock is junior to the original preferred stock and any other class or series of capital stock of the Company which are specifically ranked senior (senior securities). Series C preferred stock is redeemable at any time, at the discretion of the Company, at a redemption price of $1,000 per share.

Series D Convertible Preferred Stock

Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at a par with holders of the Company's common stock, as if the Series D Convertible Preferred Stock had been converted in common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its holder, at any time, into a number of shares of common stock of the Company at a conversion rate equal to $1,000 divided by the market price of the Company's common stock.

By virtue of his activities in founding and organizing the Company, as well as his beneficial ownership of its voting securities, Dr. Phan may be deemed to be a "promoter" of the Company.

Item 10.  Executive Compensation.

The following summary compensation table sets forth certain information regarding compensation paid during each of the three fiscal years ended December 31,1997, 1996 and 1995 to the person serving as the Company's Chief Executive Officer during the years ended December 31, 1996.

Name and Principal Position                 Fiscal Year       Annual Salary

Dr. Alan V. Phan, Chief Executive Officer                   1997      $175,000
                                                          1996        $100,000
                                                          1995        $ 70,000

The Company has an employment agreement with its chief executive officer, Alan Phan. There are no salary, bonus or incentive plans covering cash or Company stock except the Company's 1995 Stock Option Plan (the "Plan"). Under the Plan, incentive and non-qualified stock options may be granted to directors, officers and key employees to purchase up to 2,000,000 shares of common stock at an option price not less than the fair market value of the stock at the time the option is granted; the option period shall not exceed ten years from the date of grant. Except in the case of the death or disability of an option holder, vested options lapse 90 days following termination of continuous employment by the Company. Vested options lapse one year after the death or disability of an option holder. No options have been granted under the Plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 1997 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.




Name and Address oAmount and Nature Percent of
Beneficial Owner           Beneficial OwnersCommon stock

Dr. Alan V. Phan 1,396,718                                  (3)      14.0%
19104 South Norwalk Boulevard
Artesia, California 90701

Frederic Cohn7,609                                                    *
19104 South Norwalk Boulevard
Artesia, CA 90701

Michael L. Caruana210,000                                            13.0%
19104 South Norwalk Boulevard
Artesia, CA 90701

James De Rosa7,609                                                    *
19104 South Norwalk Boulevard
Artesia, CA 90701

Jim Pruzin and Antoinette Pruzin J/T
931 E. Calle Mariposa
Tucson, AZ 857182,500,000                                   (8)      15.2%

Dragon King Investment Services, Ltd.
c/o Fred Luke
4521 Campus Drive
Irvine, CA 92512880,000                                     (9)       5.3%


CEDE & Co.4,573,596                                         (7)      27.8%
55 Water Street 2SL
New York, NY 10041

Tiana Corporation1,767,664                              (4) (5)      10.7%
Kai Tak Commercial Building
Room 704A
317 Des Voeux Road Central
Hong Kong, China

NuOasis International, Inc.1,300,000                        (6)       7.98%
2 Park Plaza, Suite 470
Irvine, California 92714

All officers and directors
as a group1,621,936                                                   9.9%


*Less than 1%

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated. Beneficial ownership is calculated in accordance with Rule 13-d- 3(d) under the Securities Exchange Act of 1934, as amended.

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

(6) In August 1996, the Company purchased an apartment complex located near Beijing, China for $22 million from NuOasis International, Inc. (a wholly owned subsidiary of Nona Morelli's II). The purchase price included the issuance of 4 million shares of common stock, valued at $10 million, and a promissory note to NuOasis for $12 million. The Note is due and payable on August 17, 1997 or, if construction is not complete, then the note is extended to the date the certificate of occupance is received. NuOasis is a non-affiliate of the Company.

(7)      CEDE & Co. Is a deposit trust corporation (stock brokerage company).

(8) Jim Pruzin and his wife, Antoinette, jointly owned the former Electronic Components and Systems, Inc.,
         Arizona Corp. which was acquired by the Company on October 28, 1997.

(9)      Subsidiary of NuOasis International, Inc.

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

In August 1996, the Company purchased an apartment complex located near Beijing, China $22 million from NuOasis International, Inc. (a wholly owned subsidiary of Nona Morelli's II). The purchase price included the issuance of 4 million shares of common stock, valued at $10 million, and a promissory note to NuOasis for $12 million. The Note is due and payable on August 17, 1997 or, if construction is not complete, then the note is extended to the date the certificate of occupance is received. NuOasis is a non-affiliate of the Company. Under the deposit method of accounting in accordance with Financial Accounting Standards No. 66 the promissory note for $12,000,000 is currently being deferred until the complete consummation of the Peony Gardens sale. Also the 4 million shares of common stock is recorded as a deposit at December 31, 1997 and 1996.

On October 3, 1997, the Company purchased the outstanding shares of Pego Systems, Inc. (Pego) where Pego became a wholly-owned subsidiary of the Company. Pego, a manufacturer's representative organization for air and gas handling equipment, offers a full line of value added services including distribution, service and manufacturing of custom process equipment packages. In connection with the purchase, the Company paid $500,000 in cash, issued 450,000 shares of restricted common stock, 1,500 shares of Series "C" redeemable preferred stock, and entered into a non-compete agreement with Pego's majority shareholder, Michael Caruana, who was prior to the acquisition, and still is, a director of the Company. See Part II, F/S, "Consolidated Financial Statements, Years Ended December 31, 1997 and 1996 - Notes to Consolidated Financial Statements, Note B. "Investments and Business Acquisitions".

During 1997, the Company advanced to Dr. Alan Phan, a director, executive officer and promoter of the Company, $96,691.

During 1997, a director of the Company loaned the Company $110,000 for working capital.


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

     2.03                                                     Agreement between The Hartcourt Companies, Inc. and the
                             shareholder of Pego Systems, Inc., "Stock Purchase Agreement",
                             dated June 29, 1997 (3)

     2.04                                                     Agreement and Plan of Reorganization, dated October 28, 1997,





                             between The Hartcourt Companies, Inc., Electronic Component and Systems, Inc., and Pruzin Technologies, Inc. (4)

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

     4.02                                                     Articles of Amendment of the Articles of Incorporation of The
                             Hartcourt Companies, Inc., Designating Series A 9% Preferred Stock.

     4.03                                                     Articles of Amendment of Articles of Incorporation of The
                             Hartcourt Companies, Inc. Designating Series B 9% Preferred Stock.

     4.04                                                     Certificate of Amendment of the Articles of Incorporation of The
                             Hartcourt Companies, Inc. Designating Series C Preferred Stock.

     4.05                                                     Articles of Amendment of the Articles of Incorporation of The
                             Hartcourt Companies, Inc. Designating Series D Preferred Stock.

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

    10.13                                                     Consulting Agreement, dated December 30, 1996, between The Hartcourt
                             Companies, Inc. and American Equities LLC, a California limited liability company. (2)

10.14             Investment Banking Agreement, dated March 1998, between The Hartcourt
                             Companies, Inc. and DanAllen Investment Group.

10.16             Marketable Securities Agreement, dated July 31, 1997, between The Hartcourt
                             Companies, Inc. and Capital Commerce, Ltd.

10.17             Lease Termination Agreement, dated March 24, 1998, between Hartcourt
                             Investment (USA) Corporation and Scripto-Tokai Corporation.

21.01             Subsidiaries of the Company.

23.01             Consent of Independent Certified Public Accountants.

27.01             Financial Data Schedule.

Pursuant to Rule 12b-32 under Securities and Exchange Act of 1934, as amended.

(1) Previously filed as an exhibit to the Company's Form 10SB, File No. 97636406 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's 10-KSB, dated April 15, 1997, File No. 97581142 and as amended by the Company's Form 10-KSB40/A, dated July 3, 1997, File No. 97636294. Incorporate herein by reference.

(3) Previously filed as an exhibit to the Company's Form 8-K, dated October 21, 1997, file No. 97698732 and as amended by the Company's Form 8-K/A, dated October 27, 1997, File No. 97701302. Incorporated herein by reference.

(4) Previously filed as exhibit to the Company's Form 8-K, dated November 12, 1997, File No. 97715149.
      Incorporated herein by reference.

b.    Reports on Form 8-K

(1) Company's Form 8-K dated October 21, 1997, File No. 97698732 and as amended by the Company's form 8-
      K/A, dated October 27, 1997, File No. 97701302.

      Acquisition of Pego Systems, Inc., including audited financial statements of Pego Systems, Inc. for the years ended June 30, 1997 and 1996.

(2)   Company Form 8-K, dated November 12, 1997, File No. 97715149.

      Agreement and Plan of Reorganization, dated October 28, 1997, between The Hartcourt Companies, Inc.,
      Electronic Components and Systems, Inc. and Pruzin Technologies, Inc. including audited financial statements of Electronic Components and Systems, Inc. and Pruzin Technologies, Inc. for the year ended December
      31,1996 and the seven months ended July 31, 1997.

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

                                        THE HARTCOURT COMPANIES, INC.



Date:    April 8, 1998       By: /s/ Alan V. Phan
                                              Alan V. Phan, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title            Date

/s/ Alan Chairman April 8, 1998
Alan V. Phan                 President, Chief Executive
                                              Officer and Chief Financial
                                              Officer

/s/ FredeSecretaryApril 8, 1998nd
Frederic Cohn                Director

/s/ KenneVice PresApril 8, 1998ing
Kenneth Silva                and Sales and Director

/s/ MichaDirectoraApril 8, 1998
Michael Caruana

/s/ JamesDirector April 8, 1998
James De Rosa