Form 10QSB
period 1998-03-31
HARTCOURT COMPANIES INC
filed 1998-05-28
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, DC 20549

                                   FORM 10-QSB



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                     AND EXCHANGE ACT OF 1934

                                For the quarterly period ended March 31, 1998

[    ]       QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
                                      AND EXCHANGE ACT OF 1934

             For the transition period from ______________ to _______________

                                        Commission File Number: 001-12671


                                      The Hartcourt Companies, Inc.
       (Exact name of small business issuer as specified in its charter)

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



Check  whether the issuer (1) filed all reports  required to be filed by Section
 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ].


As of March 31, 1998, The Hartcourt Companies, Inc. had 16,441,739 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one ):

              Yes [  ]                 No [ X ]











                                TABLE OF CONTENTS
                    THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                                          Report on Form 10-QSB
                                For quarter ended
                                 March 31, 1998
Page

PART 1            FINANCIAL INFORMATION

                Item 1.  Financial Statements (Unaudited )

             Consolidated Balance Sheets - March 31, 1998 and December 31, 1997
                                                                   3 - 4

             Consolidated Statements of Operations - Three months ended March
                                                                      31, 1998
                                                                      and 1997

                                            5

             Consolidated Statements of Shareholders' Equity - Three Months
                                                          ended March 31, 1998
                                                                            6

                     Consolidated Statements of Cash Flows - Three months ended
                                                            March 31, 1998  and
                                                                      1997   7

                                Notes  to the Consolidated Financial
Statements                                                         8 - 11

      Item 2.  Management's Discussion and Analysis of Financial Condition
                                And    results of
Operations                                                          12 - 13



PART II               OTHER INFORMATION

                   Item 1.  Legal
Proceedings                                                                 14

                   Item 2.  Changes in
Securities                                                                  14

                   Item 3.  Defaults upon Senior
Securities                                                                 14

               Item 4.  Submission of Matters to Vote of Security Holders   14

                   Item 5.  Other
Information                                                                 14

                   Item 6.  Exhibits and Reports on Form
8-K                                                                        14


Signatures
15














Part I                           THE HARTCOURT COMPAMIES INC. AND SUBSIDIARIES
Item 1.                                            CONSOLIDATED BALANCE SHEETS



ASSETS
                                                           March 31, 1998               December 31, 1997



CURRENT ASSETS

       Cash                                               $ 184,871        $        77,688
       Marketable Securities  (Note 3)                    4,951,063              5,474,966
       Accounts receivable, net of allowance for
 doubtful accounts of $76,477, in 1998 and 1997
respectively                                              2,500,404              2,332,977
       Trade dollar receivable                               15,086                 22,670
       Notes receivable, current portion                    111,523                293,673
       Inventory                                          2,959,961              3,541,321
       Prepaid expenses                                     130,554                130,554
       Prepaid consulting fees                              664,770                664,770
       Due from related parties                             166,209                131,398

--------------            ----------------

               TOTAL CURRENT ASSETS                       11,684,441            12,670,017

PROPERTY AND EQUIPMENT, net                                3,578,817            3,568,507

INVESTMENTS                                               17,906,520           17,906,520

NOTES RECEIVABLE,  net of current portion                  1,211,705            1,058,267

OTHER ASSETS                                                 575,751              552,289

INTANGIBLES                                                9,267,045            9,365,000

                                                       ---------------          --------------
               TOTAL ASSETS                               $4,224,279          $45,120,600

                                                                           ==========        ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                   1,976,180             2,824,419
        Accrued expenses and other current
liabilities                                               1,438,258             1,046,881
        Payable to Mexican affiliate                        368,708               352,942
        Line of credit                                           -               200,000
        Notes payable, related parties-current
portion                                                     292,904              295,000
        Notes payable-current
portion                                                     208,917              205,245
        Capital lease obligation-current
portion                                                     206,771              200,222

Debentures                                                   50,000               50,000
        Subscription deposits received                           -                15,000

---------------            -----------------
                  TOTAL CURRENT LIABILITIES               4,541,738            5,189,709







Item  1.                      THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)                                  CONSOLIDATED BALANCE SHEETS

(CONTINUED)
                                                      March 31, 1998               December 31, 1997




 LIABILITIES AND SHAREHOLDERS' EQUITY


(cont.)


NOTES PAYABLE, RELATED PARTIES, net of current portion    125,000          125,000

NOTES PAYABLE, net of current portion                   1,301,087        1,334,327

CAPITAL LEASE OBLIGATIONS, net of current portion         562,595          612,477

--------------           -------------
             TOTAL LIABILITIES                          6,530,420        7,261,513

COMMITMENT AND
CONTINGENCIES
              -

SHAREHOLDERS' EQUITY
     Preferred Stock
          Original preferred stock, $0.01 par value,
1,000
shares                                                        10               10

authorized, issued and outstanding

Series A, $1,000 stated value, 4,000 shares
authorized, issued and
outstanding                                             4,000,000       4,000,000

Series B, $1,000 stated value, 2,000
shares authorized,  issued and outstanding              2,000,000       2,000,000

 Series C, $1,000 par value, 1,500
 shares authorized, issued and outstanding             1,250,000        1,500,000

Series D, $1,000 stated value, 10,000
 shares authorized, 3,400 shares issued and            3,400,000        3,400,000
 outstanding
Series AB, $1,000 stated value, 25,000
 shares authorized, 270 shares issued and
outstanding                                              270,000                -

Class A, no par, 10,000,000 shares authorized,
               none issued and
outstanding                                                   -                 -

-----------------        ----------------
               TOTAL PREFERRED STOCK                  10,920,010       10,900,010


 Common stock, $0.01 par value, 50,000,000
               shares authorized; 16,441,739
shares issued and outstanding at
               March 31, 1998 and December 31,
1997                                                     16,442            16,442
           Stock subscription receivable                 (1,000)          (26,000)
           Treasury stock, at cost (24,364 shares
 in 1998 and 1997)                                     (279,928)         (279,928)
           Additional paid-in capital                31,083,604        31,083,604
           Accumulated deficit                       (4,045,269)       (3,835,041)
                                             ----------------        ---------------
                TOTAL SHAREHOLDERS' EQUITY           37,693,859        37,859,087

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $44,224,279     $45,120,600

                                                       ==========     ==========










Item 1.                         THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)




                                                            Three months ended

                                                                 March 31,
                                                      1998                1997

-------------------------------------
REVENUES
     Product Sales                           $   5,102,999       $     4,106

--------------             --------------
             TOTAL REVENUE                       5,102,999             4,106

COST OF SALES                                    3,746,447             4,399

--------------             --------------

       Gross profit                              1,356,552             (293)

OPERATING EXPENSES
       Selling, general and
administrative                                    1,189,788         102,657
       Depreciation and
amortization                                        188,282           4,725

-------------              --------------
               TOTAL OPERATING EXPENSES           1,378,070         107,382

-------------              --------------
LOSS FROM OPERATIONS                                (21,518)       (107,675)


OTHER INCOME (EXPENSES)
       Interest expense                             (62,023)         (2,241)
       Interest income                                9,588           8,744

--------------             ---------------
                 TOTAL OTHER INCOME (EXPENSE)       (52,435)          6,503

--------------             ---------------
NET LOSS BEFORE INCOME TAXES                        (73,953)       (101,172)
       Income taxes                                   1,275             377

---- ----------             ---------------

NET LOSS                                        $   (75,228)       (101,549)

                                                    ========        =========


BASIC AND FULLY DILUTED LOSS PER SHARE   $          (.01)   $         (.01)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                     16,417,375        10,827,412




Item 1.                         THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)                         CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                                  FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                 (UNAUDITED)



                                                                             Common
                                                              Additional      Stock                                       Total
                           Common Stock     Preferred Stock     Paid       Subscription  Treasury Stock   Accumulated  Shareholders'
                         Shares    Amount   Shares Amount      Capital      Receivable   Shares  Amount     Deficit      Equity
                            -------------   ---------------  -----------   ------------  --------------   -----------  ------------
Balance,December 31,1997 16,441,739 $16,442 11,900 $10,900,010 $31,083,604 $(26,000)     24,364 $(279,928) $(3,835,041) $37,859,087

Preferred Stock Issued                      270    270,000                                                                 270,000

Preferred Stock Redeemed                    (250)  (250,000)                                                              (250,000)

Preferred Stock Dividend                                                                                   ( 135,000)     (135,000)

Stock Subscription Received                                                 25,000                                          25,000

Net Loss                                                                                                   (75,228)        (75,228)
                         -----------------  ---------------  ------------   -----------  --------------   -----------  ------------
Balance, March 31, 1998   16,441,739 $16,442 11,900$10,920,010 $31,083,604$(  1,000)      24,364 $(279,928) $(4,045,269)$36,693,859




 Item 1.                                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)                                                 CONSOLIDATED STATEMENT OF CASH FLOW
                                                                                               (UNAUDITED)

Three months ended March 31,                                1998                 1997

-------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                            $  (75,228)              $(101,549)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
             Stock issued for services                           -                294,500
             Accrued interest income                             -                 (3,783)
             Depreciation and amortization                 188,282                  4,500
             Changes in operating assets and liabilities:
                      Accounts receivable                 (159,974)                47,658

                      Inventory                             581,360                  (930)
                      Note loan receivable                       -                 10,929
                      Prepaid expenses and other                 -               (318,042)
                      Accounts payable and accrued expenses(321,863)               25,013
                      Due from related party                (34,811)               (6,778)
                      Payable to Mexican affiliate           15,766                     -

-------------               -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES           193,532              (43,769)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                      (100,637)                (600)
    Deposits                                                       -             (500,000)
    Proceeds on sale of marketable securities                 523,903                    -
    Payments on notes receivable                                5,382                   -

--------------             --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           428,648            (500,600)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                          -              500,000
     Common stock subscriptions                                10,000              55,000
     Bank overdrafts                                               -               (5,691)
     Other Loans                                                   -                 (234)
     Payments on related party payable                        (2,096)                   -
     Payments on long term-debt                              (22,935)                   -
     Payments on capital lease obligation                    (49,966)                   -
     Payments on line of credit                             (200,000)                   -
     Redemption of preferred stock                          (250,000)                   -

--------------             --------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (514,997)              549,075

--------------             ------------
NET INCREASE (DECREASE) IN CASH                              107,183                    (7)

CASH, BEGINNING OF PERIOD                                     77,688                    822

--------------             -------------
CASH, END OF PERIOD                                     $     184,871           $       815

=========           ========

Item 1.           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (UNAUDITED)


Note 1.       Organization and Nature of Operations:

              Harcourt Investments (USA), Inc., (Harcourt Investments ) was incorporated on April 23, 1993. Principal business activities are the design, manufacture and sale of writing instruments. During its first two years of operations, Harcourt Nevada used foreign contract manufacturers to produce various types of pens and markers, which were then imported for sale in the U. S. market. In August 1994, Harcourt Investments acquired a 60% interest in the Xinhui Harchy Modern Pens, Ltd. Joint Venture (Xinhui JV) owned by a Hong Kong corporation for common stock valued at $2,149,200. The Xinhui JV is located in the Guangdong Province of China. Pursuant to an amendment to the joint venture agreement governing the Xinhui JV entered into in October 1995, Harcourt Investments interest was reduced to a 52% interest in the Xinhui JV. In September 1996, Harcourt Investments sold its investment in Xinhui JV to CKES, Inc. of Sunnyvale, California.

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

              Hartcourt Pen Factory, Inc. (Hartcourt Pen) was incorporated in October 1993. Principal business activities are the sale of writing instruments. In December 1994, Harcourt Investments acquired 100% of the outstanding shares of the common stock of Harcourt Pen for 52,500 shares of its common stock and 1,000 shares of its original preferred stock in a transaction accounted for similar to a pooling of interest. In 1995, stock dividends and reverse stock split changed the number of shares issued to 38,625 to acquire Harcourt Pen. The consolidated financial statements were restated to reflect these capital stock transactions.

              In August 1996, The Hartcourt Companies, Inc. (Company) entered into a purchase and sale agreement with NuOasis International, Inc. (NuOasis), a corporation incorporated under the laws of the Commonwealth of the Bahamas, for the purchase of a commercial real estate project, consisting of three 5-7 story apartment buildings, commonly known as the Peony Gardens Property (Peony Gardens), located in the eastern part of Tongxian in Beijing City, mainland China. The Company issued 4,000,000 shares of its common stock with respect to this purchase.

              In September 1996, the Company entered into a sales agreement with Mandarin Overseas Investment Co., Ltd. (Mandarin) and Promed International Ltd. (Promed), both unaffiliated Turks and Caicos chartered companies, for the purchase of their 50% interest in sixty-eight mineral lease gold lode claims in the state of Alaska, known as Lodestar claims 1-68 and consisting of 320 acres. All claims are located in the Melozitna mining district near Tanana, Alaska. The Company issued 1,298,700 shares of its common stock with respect to this purchase.







   Item 1.            THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
   (cont.)                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         (UNAUDITED)

  Note 1.     Organization and Nature of Operations (cont.):

              In October 1997, the Company purchased the outstanding shares of Pego Systems, Inc. (Pego) whereby Pego became a wholly owned subsidiary of the Company. Pego, a manufacturer's representative organization for air and gas handling equipment, offers a full line of value added services including distribution, service and the manufacturing of custom process equipment packages. In connection with the purchase, the Company paid $500,000 in cash, issued 450,000 shares of common stock, 1,500 shares of series C redeemable preferred stock, and entered into a non-compete agreement with Pego's majority shareholders.

              On October 28, 1997, the Company, through a wholly owned subsidiary, acquired Electronic Components and Systems, Inc. (ECS) and Pruzin Technologies, Inc. (Pruzin) a related entity of ECS. ECS and Pruzin specialize in high technology contract manufacturing and assembly of printed circuit boards, phone and cable wires. ECS has three facilities in Arizona and has a service contract with a maquiladora in the free trade zone in Sonora, Mexico. The Company issued 3,400 shares of Series D convertible preferred stock, 2,500,000 shares of the Company's common stock, $250,000 in cash and a $250,000 promissory note.

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

Note 2.       Basis of Presentation:

               The  accompanying   unaudited  financial   statements  have  been
              prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 1997 Form 10-KSB.

               In  the  opinion  of  management,   the  accompanying   unaudited
              financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of The Hartcourt Companies, Inc. and Subsidiaries as of March 31,1998 and the results of their operations and their cash flows for the three months ended March 31, 1998 and 1997, respectively. The financial statements are consolidated to include the accounts of The Hartcourt Companies and its subsidiaries Harcourt Investments, USA, including the accounts of Hartcourt Pen, Pego Systems, Inc. and Electronic Components and Systems, Inc. (together "the Company").

               Certain 1997 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

               The accounting  policies followed by the Company are set forth in
              Note A. to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 1997.








Item 1.                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          (UNAUDITED)


 Note 3.      Marketable Securities:

              In July 1997, the Company entered into an agreement with Capital Commerce, Ltd. (Capital) (an Isle of man Corporation) whereby Capital agreed to provide the Company $6,000,000 in free trading securities for the purchase of Pego Systems, Inc. and the formation of Electronic Components and Systems, Inc., a Nevada corporation. In consideration for the $6,000,000 in securities, the Company issued to Capital $4,000,000 in Series A and
              $2,000,000  in  Series  B, both 9%  convertible  preferred  stock.
              Dividends are declared and paid monthly at 9% per annum. The Company pays the dividends through the issuance of Series AB convertible preferred stock (Note 5).

              As of March 31, 1998, the Company had sold $1,048,937 worth of its securities, and has available $4,951,063. Marketable Securities are reported at the guaranteed value of the contract.

Note 4.       Supplemental Disclosure of Non-Cash Financing Activities:

                                                    Quarter  Ended
              Quarter Ended                         March  31,  1998
              March 31, 1997

              ---------------------                       ---------------------

              (unaudited)                                 (unaudited)

Cash paid for
interest and
 income taxes:
     Interest  $      62,023                                  $2,241

Taxes                        -                                    -


Non-cash investing and financing activities:

Preferred stock
 issued for dividends   $135,000                                  -

Preferred stock
issued for accrued
   Liabilities          $135,000                                  -


Note 5.       Capital Stock:

                    In October  1997,  the  Company's  Articles  were amended to authorize the issuance of AB preferred stock. As amended, the Articles provide that the total number of shares of Series AB preferred are 25,000 with a stated value of $1,000 per share. The Series AB preferred shares may be redeemed by the Company at any time at a redemption value equal to $1,000 per share plus any accrued and unpaid dividends to the date of redemption. In addition, at the option of the holder of the Series AB preferred shares, the shares may be converted into 1,334 shares of the Company's common stock (conversion rate).


              In February 1998, the Company redeemed $250,000 (250 shares) of the Company's Series C redeemable preferred stock, pursuant to the Pego Stock Purchase Agreement, dated October 3, 1997.








Item 1.         THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  (UNAUDITED)





Note 6.       Loss per Share :

                                         Quarter     Ended
              Quarter Ended
               March
              31,1998                            March 31,1997

              --------------------    ---------------------

 Income (Loss) from continuous
Operations:      $(75,228)                         $(101,549)

Less preferred stock dividends
                  (135,000)                                  -

               ----------------      --------------

Income (Loss) available
 to common shareholders
                  (210,228)                         (101,549)


Effects of dilutive
         securities       -                               -


Weighted average
shares outstanding   16,417,375                    10,827,412


Basic and dilutive
 earnings per share $  (.01)                       $    (.01)


              During 1998 and 1997, the Company had 2,000,000 warrants outstanding, each convertible into one share of common stock. In addition, during 1998 and 1997, the company had convertible preferred stock outstanding, each share convertible into common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their antidilutive effects based on the net loss reported for each period.





















Part I
Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations:

              As discussed in the Company's annual report filed on Form 10-KSB, during 1997 the Company actively implemented a plan to acquire operating companies that are in established industries with a history of growth. The Company successfully completed two acquisitions during the fourth quarter of 1997. Pego Systems, Inc. was acquired October 3, 1997 and the assets and liabilities and Electronic Components and Systems, Inc. along with the assets and liabilities of Pruzin Technologies, Inc., a related entity, were acquired on October 27, 1997. Thus, comparing income and expenses between the first quarter of 1998 and the first quarter of 1997 is not meaningful.

              Results of Operations:

              The Company's revenue for the first three months of 1998 was $5,103,000. Domestic writing instrument operations had minimal activity as the Company continues to restructure from unprofitable existing operations and seeks new business opportunities. The Company's subsidiaries Pego Systems, Inc. (Pego) and Electronic Components and Systems, Inc. (ECS) represent 99% of total revenues for the quarter. Pego's revenues were $1,506,300 and ECS's revenues were $3,559,200. ECS's revenues for the first three months were below management's expectations as its major customer, General Instruments, pushed production schedules out to future production cycles.

              Components of cost of sales were as follows: writing instruments $12,851, Pego $958,961, 64% as a percent of Pego's revenue; and ECS, $2,705,453, 76% as a percent of ECS's revenue. Consolidated cost of sales, $3,677,265 is 72% of consolidated revenue. ECS's cost of sales, as a percent of revenue, has returned to management's expectations following the acquisition adjustment that occurred in the fourth quarter of 1997.

              Components of selling, general and administrative (SGA) expenses were as follows: corporate- $74,221, Pego- $403,905 and ECS- $850,026. SGA expenses as a percent of consolidated revenues (26%) were better than anticipated by management. The better than expected results were attributable to on going efforts to eliminate unprofitable operations.

              Goodwill related to the Pego and ECS acquisition is being amortized over 25 years. Amortization costs of $95,955 were recorded for the first three months of 1998. Depreciation expense of $90,327 was incurred during the same period.

              Interest expense incurred in connection with facilities mortgages, notes and short-term lines of credit, capital lease obligations and factoring agreement was $62,000 for the three months ended March 31,1998.

              Liquidity and Capital Resources:

              During the first quarter of 1998, the Company sold approximately $525,000 of its marketable securities for working capital needs of its consolidated operations and the redemption (250 shares) of the Company's Series C preferred stock. The Company intends to sell additional marketable securities over the next twelve months for any additional working capital requirements, capital expenditures and future acquisitions that may occur. In addition, the Company may elect to sell shares of its own common stock to overseas investors (Regulation S) under regulations of the Securities and Exchange Commission.

              The Company's current ratio and working capital changed slightly from December 31,1997 to March 31, 1998. Current ratio at March 31, 1998 was 2.6 compared to 2.4 at December 31, 1997. Working capital was $7,142,703 at March 31, 1998 and $7,480,308 at
              December 31, 1997.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
(cont.)

              Liquidity and Capital Resources: cont.

              The Company's operating activities provided cash of approximately $194,000 for the three months ended March 31, 1998. The Company had operating income, before depreciation and amortization of approximately $113,000. In addition, decreases in inventories of $581,360, offset by changes in accounts receivable, due from related party and accounts payable provided an additional $81,000.

              Cash provided by investing activities for the three months-ended March 31,1998 was approximately $429,000. The Company sold $525,000 in marketable securities, purchased of property and equipment of $100,637 and received payments on notes receivable of $5,382.

              Financing activities consumed approximately $265,000 during the first quarter of 1998. Payments on short-term lines of credit, capital lease obligations; long-term debt and preferred stock redemption accounted for the reduction in cash.

              As a result of the above activities, the company experienced an increase in cash of $107,000 for the first three months of 1998.

              Business Risks:

              As discussed previously, the Company intends to acquire additional profitable operating businesses. At this time, the Company is in negotiations with several potential acquisition candidates. However, no definitive agreements have been reached. If any acquisition agreements are reached in the near term, the Company can make no assurances that it will be able to obtain the financing necessary to complete the any transaction.

              Competition:

              The Company does not have any direct across the board competitors, but does have competition within the industries its subsidiaries operate. The Company believes that these markets are relatively fragmented and highly competitive. The Company ability to compete successfully will be dependent upon numerous factors, including its ability to obtain necessary financing in a timely manner and on commercially acceptable terms, as well as upon the design, quality and price of its products and its customer service. Many of the Company's competitors have greater experience and far greater financial and other resources than the Company. There can be no assurance that the Company will be able to compete in its markets.

              Management of Growth:

              If the Company is successful in implementing its growth strategy, the Company believes it could undergo a period of rapid growth that could place a significant strain on its management, financial and other resources. The Company's ability to manage its growth will require it to continue to improve its operational and financial systems and to motivate and effectively manage its employees. If the Company grows it will have to implement new financial, budgeting, management information and internal control systems. The Company's success will depend upon its ability to attract and retain highly skilled personnel. There can be no assurance that the Company will be successful in attracting and retaining key management, technical, marketing and sales personnel. Its failure to do so would materially and adversely affect the Company's business and results of operations.







                                                      Part II OTHER INFORMATION


              Item 1.   LEGAL PROCEEDINGS

              There have been no changes since the Company's last report in Item 3, "Legal Proceedings" of Form 10-KSB for the fiscal year ended December 31, 1997.

              Item 2.   CHANGES IN SECURITIES

                    In October  1997,  the  Company's  Articles  were amended to authorize the issuance of AB preferred stock. As amended, the Articles provide that the total number of shares of Series AB preferred are 25,000 with a stated value of $1,000 per share. The Series AB preferred shares may be redeemed by the Company at any time at a redemption value equal to $1,000 per share plus any accrued and unpaid dividends to the date of redemption. In addition, at the option of the holder of the Series AB preferred shares, the shares may be converted into 1,334 shares of the Company's common stock (conversion rate). During the first quarter of 1998, the Company issued 270 shares of Series AB to Capital Commerce, Ltd.

              Item 3.   DEFAULTS UPON SENIOR SECURITIES

                                  Not applicable

               Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

                                   None

                   Item 5.    OTHER INFORMATION

                                   None

                   Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                        (a)  Exhibits - None

                        (b)  Reports on Form 8-K - None



















                                                 Part II  OTHER INFORMATION




                                                              SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                The  Hartcourt Companies, Inc.

              Date: May 18,1998                 By: _/s/ Alan V. Phan
                                                    Dr. Alan V. Phan
                                                    President