Form 10QSB
period 1998-06-30
HARTCOURT COMPANIES INC
filed 1998-08-13
CIK 949427

U.S. SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                                          FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30,1998
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
                       AND EXCHANGE ACT OF 1934

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


       2049 Century Park East, Suite 3760, Los Angeles, California
                          (Address of principal executive offices)


                                                           (310) 788-2634
                                                    (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ].


As of June 30, 1998, The Hartcourt Companies, Inc. had 18,774,596 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one ):

                              Yes [  ]                 No [ X ]


                                                          TABLE OF CONTENTS
               THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                                        Report on Form 10-QSB
                                                          For quarter ended
                                                            June 30, 1998

Page

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited )

         Consolidated Balance Sheets - June 30, 1998 and December 31, 1997         3 - 4

                  Consolidated  Statements of  Operations - Quarters  ended June
                           30, 1998 and 1997 and the six months ended
                           June 30, 1998 and 1997                                                                                  5

                  Consolidated Statements of Shareholders' Equity - Six
                           Months ended June 30, 1998                                                                              6

                  Consolidated Statements of Cash Flows - Six months ended
                           June 30, 1998 and 1997                                                                                  7

                  Notes to the Consolidated Financial Statements                                                              8 - 11

Item 2.           Management's Discussion and Analysis of Financial Condition
                  And results of Operations                                                                                  12 - 14



PART II  OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                                                      14

                  Item 2.  Changes in Securities                                                                                  14

                  Item 3.  Defaults upon Senior Securities                                                                        14

                  Item 4.  Submission of Matters to Vote of Security Holders                                                      14

                  Item 5.  Other Information                                                                                      14

                  Item 6.  Exhibits and Reports on Form 8-K                                                                       14

                  Signatures                                                                                                      15







Part I                                      THE HARTCOURT COMPANIES INC. AND SUBSIDIARIES

Item 1.                                              CONSOLIDATED BALANCE SHEETS



ASSETS                                                                                                 June 30,
                                                                                                         1998        December 31,
CURRENT ASSETS                                                                                        (Unaudited)        1997


Cash                                                                                                 $     203,982    $      77,688
Marketable Securities  (Note 3)                                                                          4,951,063        5,474,966
Accounts receivable, net of allowance for doubtful accounts of
      $76,477, in 1998 and 1997, respectively                                                            2,983,200        2,332,977
Trade dollar receivable                                                                                     38,144           22,670
Notes receivable, current portion                                                                          271,936          293,673
Inventory                                                                                                2,621,679        3,541,321
Prepaid expenses                                                                              144,054             130,554
Prepaid consulting fees                                                                                    664,770          664,770
Due from related parties                                                                                   188,009          131,398


      TOTAL CURRENT ASSETS                                                                              12,066,837       12,670,017

PROPERTY AND EQUIPMENT, net                                                                              3,558,718        3,568,507

INVESTMENTS                                                                                             17,906,520       17,906,520

NOTES RECEIVABLE, net of current portion                                                                 1,072,805        1,058,267

OTHER ASSETS                                                                                               566,820          552,289

INTANGIBLES, net                                                                                         9,169,091        9,365,000


      TOTAL ASSETS                                                                                   $  44,340,791    $  45,120,600



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                                   1,920,788        2,824,419
      Accrued expenses and other current liabilities                                                       253,771        1,046,881
      Payable to Mexican affiliate                                                                         360,549          352,942
      Line of credit                                                                                       856,067          200,000
      Notes payable, related parties-current portion                                                       292,904          295,000
      Notes payable-current portion                                                                        112,383          205,245
      Capital lease obligation-current portion                                                             214,074          200,222
      Debentures                                                                               50,000             50,000
      Subscription deposits received                                                                             -           15,000


            TOTAL CURRENT LIABILITIES                                                                    4,060,536        5,189,709






Item 1.                                     THE HARTCOURT COMPANIES INC. AND SUBSIDIARIES
(cont.)
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (CONTINUED)



                                                                                                       June 30,
                                                                                                         1998        December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY (cont.)                                                          (Unaudited)        1997


NOTES PAYABLE, RELATED PARTIES, net of current portion                                                     125,000          125,000

NOTES PAYABLE, net of current portion                                                                    1,302,980        1,334,327

CAPITAL LEASE OBLIGATIONS, net of current portion                                                          496,528          612,477


      TOTAL LIABILITIES                                                                                  5,985,044        7,261,513

COMMITMENT AND CONTINGENCIES                                                                                                      -

SHAREHOLDERS' EQUITY
      Preferred Stock
            Original preferred stock, $0.01 par value, 1,000 shares                                             10               10
                 authorized, issued and outstanding
            Series A, $1,000 stated value, 4,000 shares authorized,
                 issued and outstanding                                                                  4,000,000        4,000,000
            Series B, $1,000 stated value, 2,000 shares authorized,
                 issued and outstanding                                                                  2,000,000        2,000,000
            Series C, $1,000 par value, 1,500 shares authorized,
                 issued and outstanding                                                                  1,000,000        1,500,000
            Series D, $1,000 stated value, 10,000 shares authorized,
                 3,400 shares issued and outstanding                                                     3,400,000        3,400,000
            Series AB, $1,000 stated value, 25,000 shares authorized,
                 270 shares issued and outstanding                                                         405,000                -
            Class A, no par, 10,000,000 shares authorized,
                 none issued and outstanding                                                                     -                -



            TOTAL PREFERRED STOCK                                                                       10,805,010       10,900,010

      Common stock, $0.01 par value, 50,000,000 shares
            authorized; 18,774,596 and 16,441,739 shares issued
            and outstanding at June 30, 1998 and December 31, 1997                                          18,775           16,442
      Stock subscription receivable                                                                      (301,000)         (26,000)
      Treasury stock, at cost (24,364 shares in 1998 and 1997)                                           (279,928)        (279,928)
      Additional paid-in capital                                                                        32,372,701       31,083,604
      Accumulated deficit                                                                              (4,259,811)      (3,835,041)



            TOTAL SHAREHOLDERS' EQUITY                                                                  38,355,747       37,859,087

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  44,340,791    $  45,120,600






Item 1.                                     THE HARTCOURT COMPANIES INC. AND SUBSIDIARIES
(cont.)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)



                                                                             Quarter Ended                 Six Months Ended
                                                                               June 30,                        June 30,
                                                                        1998            1997             1998            1997


REVENUES
      Product Sales                                                $   2,603,034    $     267,394    $   7,548,765    $     271,500
      Services and Labor Sales                                         2,966,869                -        3,124,137                -


            TOTAL REVENUE                                              5,569,903          267,394       10,672,902          271,500

COST OF SALES                                                          4,067,551          190,926        7,748,400          195,325



      Gross profit                                                     1,502,352           76,468        2,924,502           76,175

OPERATING EXPENSES
      Selling, general and administrative                              1,370,742           41,633        2,629,712          144,290
      Depreciation and amortization                                      184,697              420          369,395            5,145


      TOTAL OPERATING EXPENSES                                         1,555,439           42,053        2,999,107          149,435


INCOME (LOSS) FROM OPERATIONS                                           (53,087)           34,415         (74,605)         (73,260)

OTHER INCOME (EXPENSES)
      Interest expense                                                  (78,071)         (24,159)        (140,104)         (26,400)
      Interest income                                                     27,780            6,731           37,378           15,475
      Miscellaneous Income                                                23,836           25,556           23,836           25,556



      TOTAL OTHER INCOME (EXPENSE)                                      (26,455)            8,128         (78,890)           14,631


NET INCOME (LOSS) BEFORE TAXES                                          (79,542)           42,543        (153,495)         (58,629)
      Income taxes                                                             -              664            1,275            1,041



NET LOSS                                                           $    (79,542)    $      41,879    $   (154,770)    $    (59,670)


BASIC AND FULLY DILUTED INCOME (LOSS)
      PER SHARE                                                    $       (.01)    $         .00    $       (.03)    $       (.01)
WEIGHTED AVERAGE NUMBER OF SHARES
      OUTSTANDING                                                     16,997,215       12,029,029       16,997,215       12,029,029








Item 1.                                     THE HARTCOURT COMPANIES INC. AND SUBSIDIARIES
(cont.)
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                             (UNAUDITED)



                                                                              Common
                                                                 Additional    Stock                                         Total
                    CommonStock Preferred StockPaid in SubscriptionTreasury StockAccumulatedShareholders'
                     Shares     Amount      Shares AmountCapital ReceivableShares  Amount DeficitEquity



Balance, December 31, 1997 16,441,739   $16,442     11,900    $10,900,010$31,083,604$(26,000)24,364$(279,928)$(3,835,041)$37,859,087

   Preferred Stock Issued                        270    270,000                                                             270,000

   Preferred Stock Redeemed                    (250)  (250,000)                                                           (250,000)

   Preferred Stock Dividend                                                                                    (135,000)  (135,000)

   Stock Subscription Received                                                  25,000                                       25,000

   Net Loss                                                                                                     (75,228)   (75,228)



Balance, March 31, 1998 16,441,739      $16,442     11,920    $10,920,010$31,083,604$(1,000)24,364$(279,928)$(4,045,269)$37,693,859

   Sale of shares under
     Regulation S    2,000,000      2,000                         1,123,002  (300,000)                                      825,002

   Shares issued to employees
     and Board of Directors 332,857      333                               166,095                                          166,428

   Preferred Stock Redeemed                    (250)  (250,000)                                                           (250,000)

   Preferred Stock Issued                        135    135,000                                                             135,000

   Preferred Stock Dividend                                                                                    (135,000)  (135,000)

   Net Loss                                                                                                     (79,542)   (79,542)



Balance, June 30, 1998 18,774,596       $18,775     11,805  $10,805,010$32,372,701$(301,000)24,364$(279,928)$(4,259,811)$38,355,747




Item 1.                                     THE HARTCOURT COMPANIES INC. AND SUBSIDIARIES
(cont.)
                                                 CONSOLIDATED STATEMENT OF CASH FLOW
                                                             (UNAUDITED)
                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                         1998             1997


CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                                          $   (154,770)    $    (59,670)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Stock issued for services                                                                          166,428          294,500
        Write-off of bad debts                                                                                   -         (12,463)
        Accrued interest income                                                                                  -          (7,395)
        Depreciation and amortization                                                                      376,492            5,145
        Changes in operating assets and liabilities:
          (Increase) decrease in:
             Accounts receivable                                                                         (665,697)           64,192
             Inventory                                                                                     919,642          182,665
             Notes receivable                                                                                    -        (219,479)
             Prepaid expenses and other                                                                   (13,500)        (318,042)
             Other Assets                                                                                 (14,531)           22,955
          Increase (decrease) in:
             Accounts payable and accrued expenses                                                     (1,577,541)         (54,326)
             Due from related party                                                                       (56,611)         (52,418)
             Payable to Mexican affiliate                                                                    7,607                -



NET CASH USED IN OPERATING ACTIVITIES                                                                  (1,012,481)        (154,336)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                                    (170,794)            4,400
   Deposits                                                                                                      -        (500,000)
   Proceeds on sale of marketable securities                                                               523,903                -
   Payments on notes receivable                                                                              7,199                -


NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                        360,308        (495,600)

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                                                                  1,125,002          569,000
   Common stock subscription receivable                                                                  (275,000)           44,000
   Bank overdrafts                                                                                               -          (5,691)
   Other Loans and lines of credit                                                                         656,067          100,000
   Borrowing from notes                                                                                          -           47,776
   Payments on related party payable                                                                       (2,096)                -
   Payments on long term-debt                                                                            (124,209)                -
   Payments on capital lease obligation                                                                  (101,297)                -
   Redemption of preferred stock                                                                         (500,000)                -


NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                  778,467          755,085


NET INCREASE IN CASH                                                                                       126,294          105,149

CASH, BEGINNING OF PERIOD                                                                                   77,688              822


CASH, END OF PERIOD                                                                                  $     203,982    $     105,971





Item 1.                       THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (UNAUDITED)


Note 1.  Organization and Nature of Operations:

         Hartcourt Investments (USA), Inc., (Hartcourt Investments ) was incorporated on April 23, 1993. Principal business activities are the design, manufacture and sale of writing instruments. During its first two years of operations, Hartcourt Nevada used foreign contract manufacturers to produce various types of pens and markers, which were then imported for sale in the U. S. market. In August 1994, Hartcourt Investments acquired a 60% interest in the Xinhui Harchy Modern Pens, Ltd. Joint Venture (Xinhui JV) owned by a Hong Kong corporation for common stock valued at $2,149,200. The Xinhui JV is located in the Guangdong Province of China. Pursuant to an amendment to the joint venture agreement governing the Xinhui JV entered into in October 1995, Hartcourt Investments interest was reduced to a 52% interest in the Xinhui JV. In September 1996, Hartcourt Investments sold its investment in Xinhui JV to CKES, Inc. of Sunnyvale, California.

         In November 1994, Stardust, Inc., Production-Recording-Promotion (Stardust) acquired 100% of the outstanding shares of Hartcourt Investments for 8,280,000 shares of its common stock in a transaction accounted for as a recapitalization of Hartcourt Investments with Hartcourt Investments as the acquirer (reverse acquisition). Therefore, the historic cost of assets and liabilities were carried forward to the consolidated entity. In 1995 and 1996, reverse stock splits changed the number of shares issued and outstanding to 6,110,337, then to 2,735,952. The consolidated financial statements were restated to reflect this capital stock transaction. Stardust's name was changed to the "The Hartcourt Companies, Inc."

         Hartcourt Pen Factory, Inc. (Hartcourt Pen) was incorporated in October 1993. Principal business activities are the sale of writing instruments. In December 1994, Hartcourt Investments acquired 100% of the outstanding shares of the common stock of Hartcourt Pen for 52,500 shares of its common stock and 1,000 shares of its original preferred stock in a transaction accounted for similar to a pooling of interest. In 1995, stock dividends and reverse stock split changed the number of shares issued to 38,625 to acquire Hartcourt Pen. The consolidated financial statements were restated to reflect these capital stock transactions.

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

Note 1.  Organization and Nature of Operations: (cont.)

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

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of The Hartcourt Companies, Inc. and Subsidiaries as of June 30,1998 and the results of their operations and their cash flows for the six months ended June 30, 1998 and 1997, respectively. The financial statements are consolidated to include the accounts of The Hartcourt Companies and its subsidiaries Hartcourt Investments, USA, including the accounts of Hartcourt Pen, Pego Systems, Inc. and Electronic Components and Systems, Inc. (together "the Company").

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

         As of June 30, 1998, the Company had sold $1,048,937 worth of its securities, and has available $4,951,063. Marketable Securities are reported at the guaranteed value of the contract.

Item 1.             THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4.  Supplemental Disclosure of Non-Cash Financing Activities:

                                                                                                 Six Months Ended  Six Months Ended
                                                                                                   June 30, 1998     June 30, 1997


                                                                                                       (unaudited)    (unaudited)
            Cash paid for interest and income taxes:
                 Interest                                                                           $    140,104      $     26,400
                 Taxes                                                                                     1,275                 -

            Non-cash investing and financing activities:
                 Preferred stock issued for dividends                                               $    270,000                 -
                 Preferred stock issued for accrued Liabilities                                     $    135,000                 -

Note 5.  Capital Stock:

         In October 1997, the Company's Articles were amended to authorize the issuance of AB preferred stock. As amended, the Articles provide that the total number of shares of Series AB preferred are 25,000 with a stated value of $1,000 per share. The Series AB preferred shares may be redeemed by the Company at any time at a redemption value equal to $1,000 per share plus any accrued and unpaid dividends to the date of redemption. In addition, at the option of the holder of the Series AB preferred shares, the shares may be converted into 1,334 shares of the Company's common stock (conversion rate). During 1998, the Company has issued 405 shares of Series AB preferred shares.

         During the first half of 1998, the Company redeemed $500,000 (500 shares) of the Company's Series C redeemable preferred stock, pursuant to the Pego Stock Purchase Agreement, dated October 3, 1997.

Note 6.  Loss per Share:
                                                                             Quarter Ended                 Six Months Ended
                                                                               June 30,                        June 30,
                                                                        1998            1997             1998            1997

Income (Loss) from continuous
Operations:                                                        $    (79,542)    $      41,879    $   (154,770)    $    (59,670)
Less preferred stock dividends                                         (135,000)                -        (270,000)                -


Income (Loss) available to
  common shareholders                                                  (214,542)           41,879        (424,770)         (59,670)

Effects of dilutive securities                                                 -                -                -                -

Weighted average shares outstanding                                   16,997,215       12,029,024       16,997,215       12,029,024

Basic and dilutive earnings per share                              $       (.01)    $       (.00)    $       (.03)    $       (.00)

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

Item 1.                  THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (UNAUDITED)

Note 7.  Material and Subsequent Events:

         On July 6,1998, the Company entered into a preliminary stock purchase agreement with Mr. Mordecai Kraselnik, officer and owner of MK
         Aviation, S.A. of the Republic of Panama. The Company intends to acquire all outstanding shares of MK Aviation, S.A. The parties are negotiating final terms of this agreement and estimate completion of the transaction in the fourth quarter of 1998.

         On July 28, 1998, the Company elected to rescind the sale-purchase agreement of the gold mining rights in the State of Alaska, pursuant to the terms of the September 17, 1996 agreement. The Company has requested that the 1,298,700 common shares issued on September 17,
         1996, with respect to the sale-purchase agreement be returned immediately.

         On August 6, 1998, the Company's wholly owned subsidiary, Pego Systems, Inc. (Pego) acquired 100% percent of the outstanding voting stock of Pacific Pneumatic, Inc. (PPI), located in Rancho Cucamonga, California. The purchase price of $683,000 was paid in the form of $200,000 in cash, $30,000 of The Hartcourt Companies common shares and the issuance or assumption of $453,000 in notes. PPI manufactures pneumatic conveying, industrial dust collection and industrial process electrical controls. PPI has been manufacturing and selling it components under the trademark names "Pore Ploy, "Posit Dust Collectors and Filters" and "Pow-Air" for over 20 years. Combined revenues and pretax earnings for PPI and Pego will be approximately $10,000,000 and $400,000, respectively, for the next 12 months.

Part I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

         As discussed in the Company's annual report filed on Form 10-KSB, during 1997 the Company actively implemented a plan to acquire operating companies that are in established industries with a history of growth. The Company successfully completed two acquisitions during the fourth quarter of 1997. Pego Systems, Inc. was acquired October 3, 1997 and the assets and liabilities and Electronic Components and Systems, Inc. along with the assets and liabilities of Pruzin Technologies, Inc., a related entity, were acquired on October 27, 1997. Thus, comparing income and expenses between the second quarter and first half of 1998 and the second quarter and first half of 1997 is not meaningful.

         Results of Operations:

         The Company's revenue for the second quarter of 1998 was $5,570,000. Domestic writing instrument operations had minimal activity as the Company continues to liquidate the pen inventory and seeks new business opportunities. The Company's subsidiaries Pego Systems, Inc. (Pego) and Electronic Components and Systems, Inc. (ECS) again represented 99% of total revenues for the quarter. Pego's revenues were $1,617,869 and ECS's revenues were $3,943,990. Revenues for the second quarter were below management's expectations as both Pego and ECS experienced delays in obtaining various contract and orders that had been anticipated. However, management does expect those contracts and orders to be obtained and to begin production in the third quarter of this year. As a result of these delays, the Company incurred a loss before taxes of approximately $79,500 for the three months ended and $153,000 for the six months ended June 30, 1998. Management believes this trend will be reversed during the second half of the year.

         Components  of cost of sales for the second  quarter  were as  follows:
         Pego $1,085,000, 67% as a percent of Pego's revenue; and ECS, $2,982,500, 76% as a percent of ECS's revenue. Consolidated cost of sales, $4,067,500 is 73% of consolidated revenue. Consolidated cost of sales as a percent of consolidated revenue is at management's expectations and is consistent with the Company's first quarter results.

         Components of selling, general and administrative (SGA) expenses were as follows: corporate- $137,800, Pego- $454,000 and ECS- $779,000. SGA expenses as a percent of consolidated revenues (25%) were, as in the first quarter, better than anticipated by management. The better than expected results were attributable to on going efforts to eliminate unprofitable operations and management's ability to control costs as contracts and orders are pushed out to future periods.

Item 2.          THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

         Goodwill related to the Pego and ECS acquisition is being amortized over 25 years. Amortization costs of $95,955 were recorded for the second quarter of 1998. Depreciation expense of $90,326 was incurred during the same period.

         Interest expense incurred in connection with facilities mortgages, notes and short-term lines of credit, capital lease obligations and factoring agreement was $78,000 for the three months ended June 30,1998.

         Liquidity and Capital Resources:

         During the second quarter of 1998, the Company sold $1,123,000 of its common stock for working capital needs of its consolidated operations, the redemption (250 shares) of the Company's Series C preferred stock and the settlement of the Anja Scripto lease. Also during the second quarter, the Company issued approximately 333,000 restricted common shares to employees and directors for services rendered during the preceding year and issued 135 shares of Series AB preferred stock for dividends earned on the Series A and Series B convertible preferred stock. The Company contemplates selling or issuing additional common and preferred shares over the next twelve months for any additional working capital requirements, capital expenditures and future acquisitions that may occur.

         The Company's current ratio and working capital changed slightly from March 31, 1998 to June 30, 1998. Current ratio at June 30,1998 was 2.9% compared to 2.6% at March 31, 1998. Working capital was $8,006,300 at June 30, 1998 and $7,142,703 at March 31, 1998.

         The Company's operating activities used cash of approximately $1,012,500 for the six months ended June 30, 1998. The Company had operating income, before depreciation and amortization of approximately $220,000. Concurrently, decreases in inventories of $920,000 offset by changes in accounts receivable, due from related party, accounts payable and accrued expenses used an additional $1,180,600. Included in the decrease in accrued expenses was the payment of a $400,000 broker commission, a non-recurring expense, which was incurred in connection with the sale-purchase agreement of ECS, dated October 27,1997.

         Cash provided by investing activities for the six months-ended June 30,1998 was approximately $360,000. The Company sold $525,000 in marketable securities, purchased of property and equipment of $171,000 and received payments on notes receivable of $7,200.

         Financing activities provided approximately $778,500 during the first six months of 1998. The sale of the Company's common stock, as previously mentioned, and borrowings on bank provided lines of credit were used to redeem the Series C redeemable preferred stock and pay down on various short and long-term liabilities.

         As a result of the above activities, the company experienced an increase in cash of $126,300 for the first six months of 1998.

         Business Risks:

         As discussed previously, the Company intends to acquire additional profitable operating businesses. At this time, the Company is in negotiations with several potential acquisition candidates and in fact has successfully completed an acquisition on August 6, 1998. However with respect to other acquisitions, no definitive agreements have been reached. If any additional acquisition agreements are reached in the near term, the Company can make no assurances that it will be able to obtain the financing necessary to complete any of these transactions.

Item 2.                   THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits - None

         Reports on Form 8-K - None

                                                     PART II  OTHER INFORMATION


                                                             SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       The Hartcourt Companies, Inc.


Date:  August 14, 1998                 By:
                                      Dr. Alan V. Phan
                                    President