Form 10QSB
period 1998-09-30
HARTCOURT COMPANIES INC
filed 1998-11-16
CIK 949427

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-QSB



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                              ------------------


  [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                       COMMISSION FILE NUMBER: 001-12671
                                               ---------


                         THE HARTCOURT COMPANIES, INC.
       (Exact name of small business issuer as specified in its charter)

               Utah                                   87-0400541
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)



       2049 Century Park East, Suite 3760, Los Angeles, California 90067
                    (Address of principal executive offices)


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



As of September 30, 1998, The Hartcourt Companies, Inc. had 19,754,381 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

      Yes [ ]                 No [X]

                               TABLE OF CONTENTS
                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                             Report on Form 10-QSB
                               For quarter ended
                               September 30, 1998


                                                                                   Page
                                                                                   ----
PART I            FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets - September 30, 1998 and
                  December 31, 1997                                                3 - 4

                Consolidated Statements of Operations - Quarters ended
                  September 30, 1998 and 1997 and the nine months ended
                  September 30, 1998 and 1997                                          5

                Consolidated Statements of Shareholders' Equity - Nine
                  Months ended September 30, 1998                                      6

                Consolidated Statements of Cash Flows - nine months ended
                  September 30, 1998 and 1997                                          7

                Notes to the Consolidated Financial Statements                    8 - 11

       Item 2.  Management's Discussion and Analysis of Financial Condition
                And results of Operations                                        12 - 15


PART II           OTHER INFORMATION


       Item 1.  Legal Proceedings                                                     15

       Item 2.  Changes in Securities                                                 15

       Item 3.  Defaults upon Senior Securities                                       15

       Item 4.  Submission of Matters to Vote of Security Holders                     15

       Item 5.  Other Information                                                     15

       Item 6.  Exhibits and Reports on Form 8-K                                      16

       Signatures                                                                     16

PART I           THE HARTCOURT COMPAMIES INC. AND SUBSIDIARIES
ITEM 1.                   CONSOLIDATED BALANCE SHEETS


                                                                   September 30,   December 31,
                                                                       1998            1997
                                                                   -------------   ------------
                                                                    (Unaudited)
  ASSETS

CURRENT ASSETS
 Cash                                                                $   527,098   $    77,688
 Marketable Securities (Note 3)                                        4,951,063     5,474,966
 Accounts receivable, net of allowance for doubtful accounts of
 $76,477, in 1998 and 1997, respectively                               3,606,092     2,332,977
 Trade dollar receivable                                                  21,000        22,670
 Notes receivable, current portion                                       113,523       293,673
 Inventory                                                             3,284,980     3,541,321
 Prepaid expenses                                                        159,423       130,554
 Prepaid consulting fees                                                 664,770       664,770
 Due from related parties                                                218,122       131,398
                                                                     -----------   -----------

  TOTAL CURRENT ASSETS                                                13,546,071    12,670,017

PROPERTY AND EQUIPMENT, net                                            4,095,795     3,568,507

INVESTMENTS                                                           17,906,520    17,906,520

NOTES RECEIVABLE, net of current portion                               1,072,805     1,058,267

OTHER ASSETS                                                             566,881       552,289

INTANGIBLES, net                                                      10,467,580     9,365,000
                                                                     -----------   -----------
  TOTAL ASSETS                                                       $47,655,652   $45,120,600
                                                                     ===========   ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                                      2,865,050     2,824,419
 Accrued expenses and other current liabilities                          262,160     1,046,881
 Payable to Mexican affiliate                                            335,041       352,942
 Line of credit                                                        2,883,834       200,000
 Notes payable, related parties-current portion                          337,799       295,000
 Notes payable-current portion                                           530,155       205,245
 Capital lease obligation-current portion                                152,430       200,222
 Debentures                                                               50,000        50,000
 Subscription deposits received                                                -        15,000
                                                                     -----------   -----------
    TOTAL CURRENT LIABILITIES                                          7,416,469     5,189,709


ITEM  1.        THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(CONT.)                   CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                                                 September 30,     December 31,
                                                                                     1998              1997
                                                                                 ------------      -----------
                                                                                  (Unaudited)
    LIABILITIES AND SHAREHOLDERS' EQUITY (CONT.)

NOTES PAYABLE, RELATED PARTIES, net of current portion                                      -          125,000

NOTES PAYABLE, net of current portion                                               1,291,578        1,334,327

CAPITAL LEASE OBLIGATIONS, net of current portion                                     659,350          612,477
                                                                                  -----------      -----------
      TOTAL LIABILITIES                                                             9,367,397        7,261,513

COMMITMENT AND CONTINGENCIES                                                                                 -

SHAREHOLDERS' EQUITY
 Preferred Stock
  Original preferred stock, $0.01 par value, 1,000 shares                                  10               10
     authorized, issued and outstanding
  Series A, $1,000 stated value, 4,000 shares authorized,
     issued and outstanding                                                         4,000,000        4,000,000
  Series B, $1,000 stated value, 2,000 shares authorized,
     issued and outstanding                                                         2,000,000        2,000,000
  Series C, $1,000 par value, 1,500 shares authorized,
     issued and outstanding                                                                 -        1,500,000
  Series D, $1,000 stated value, 10,000 shares authorized,
     3,400 shares issued and outstanding                                            3,400,000        3,400,000
  Series AB, $1,000 stated value, 25,000 shares authorized,
     405 shares issued and outstanding                                                405,000                -
  Class A, no par, 10,000,000 shares authorized,
     none issued and outstanding                                                            -                -
                                                                                  -----------      -----------
      TOTAL PREFERRED STOCK                                                         9,805,010       10,900,010

   Common stock, $0.01 par value, 50,000,000 shares
     authorized; 19,754,381 and 16,441,739 shares issued
     and outstanding at September 30, 1998 and December 31, 1997                       19,755           16,442
   Stock subscription receivable                                                     (301,000)         (26,000)
   Treasury stock, at cost (24,364 shares in 1998 and 1997)                          (279,928)        (279,928)
   Additional paid-in capital                                                      33,233,036       31,083,604
   Accumulated deficit                                                             (4,188,618)      (3,835,041)
                                                                                  -----------      -----------
      TOTAL SHAREHOLDERS' EQUITY                                                   38,288,255       37,859,087

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $47,655,652      $45,120,600
                                                                                  ===========      ===========

ITEM 1.         THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(CONT.)              CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                       Quarter ended              Nine months ended
                                                        September 30                 September 30
                                                     1998          1997           1998          1997
                                                  -----------------------     -------------------------
REVENUES

   Product Sales                                  $5,165,548   $   45,206     $ 12,714,313   $  316,706
   Services and Labor Sales                        1,743,499            -        4,867,636            -
                                                  ----------   ----------     ------------   ----------
         TOTAL REVENUE                             6,909,047       45,206       17,581,949      316,706

COST OF SALES                                      4,842,185       18,402       12,590,585      213,727
                                                  ----------   ----------     ------------   ----------

   Gross profit                                    2,066,862       26,804        4,991,364      102,979

OPERATING EXPENSES
   Selling, general and administrative             1,744,477      127,115        4,374,189      271,405
   Depreciation and amortization                     168,280        5,647          537,675       10,792
                                                  ----------   ----------     ------------   ----------
         TOTAL OPERATING EXPENSES                  1,912,757      132,762        4,911,864      282,197
                                                  ----------   ----------     ------------   ----------
INCOME (LOSS) FROM OPERATIONS                        154,105     (105,958)          79,500     (179,218)

OTHER INCOME (EXPENSES)
   Interest expense                                 (100,089)       4,095         (240,193)     (22,305)
   Interest income                                     4,500        6,410           36,306       21,885
   Miscellaneous Income                               12,740            -           42,148       25,556
                                                  ----------   ----------     ------------   ----------
         TOTAL OTHER INCOME (EXPENSE)                (82,849)      10,505         (161,739)      25,136
                                                  ----------   ----------     ------------   ----------
NET INCOME (LOSS) BEFORE TAXES                        71,256      (95,453)         (82,239)    (154,082)
   Income taxes                                           63        1,402            1,338        2,443
                                                  ----------   ----------     ------------   ----------
NET LOSS                                          $   71,193   $  (96,855)    $    (83,577)  $ (156,525)
                                                  ==========   ==========     ============   ==========

BASIC AND FULLY DILUTED INCOME (LOSS)
PER SHARE                                         $     .004   $   (0.008)    $      (.005)  $    (.013)
WEIGHTED AVERAGE NUMBER OF SHARE
   OUTSTANDING                                    19,056,990   11,654,153       17,683,807   11,654,153

ITEM 1.         THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(CONT.)          CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)


                                                                                              Common
                                                                              Additional       Stock
                                     Common Stock           Preferred            Paid       Subscription      Treasury Stock
                                  Shares     Amount    Shares     Amount        Capital      Receivable     Shares     Amount
                                --------------------   -------------------   -----------    ------------   --------------------
BALANCE, DECEMBER 31, 1997      16,441,739   $16,442   11,900  $10,900,010   $31,083,604    $ (26,000)      24,364   $(279,928)

 Preferred Stock Issued                                   270      270,000

 Preferred Stock Redeemed                                (250)    (250,000)

 Preferred Stock Dividend

 Stock Subscription Received                                                                   25,000

 Net Loss

                                ----------   -------   ------  -----------   -----------    ---------       ------   ---------
BALANCE, MARCH 31, 1998         16,441,739   $16,442   11,920  $10,920,010   $31,083,604    $  (1,000)      24,364   $(279,928)

 Sale of shares under
 Regulation S                    2,000,000     2,000                           1,123,002     (300,000)

 Shares issued to employees
 and Board of Directors            332,857       333                             166,095

 Preferred Stock Redeemed                                (250)    (250,000)

 Preferred Stock Issued                                   135      135,000

 Preferred Stock Dividend

 Net Loss

                                ----------   -------   ------  -----------   -----------    ---------       ------   ---------
BALANCE, JUNE 30, 1998          18,774,596   $18,775   11,805  $10,805,010   $32,372,701    $(301,000)      24,364   $(279,928)

 Shares issued to employees
 and Board of Directors             45,000        45                              30,029

 Shares issued for purchase
 of Pacific Pneumatics               9,796        10                              14,990

 Shares issued for purchase
 Of Elan Manufacturing             724,989       725                             615,516

 Preferred Stock Redeemed
   for cash                                              (800)    (800,000)

 Preferred Stock exchanged
   for common                      200,000       200     (200)    (200,000)      199,800

 Net Income

                                ----------   -------   ------  -----------   -----------    ---------       ------   ---------
BALANCE, SEPT. 30, 1998         19,754,381   $19,755   10,805  $ 9,805,010   $33,233,036    $(301,000)      24,364   $(279,928)
                                                    Total
                                  Accumulated    Shareholders'
                                    Deficit         Equity
                                  -----------    -------------
BALANCE, DECEMBER 31, 1997        $(3,835,041)   $37,859,087

 Preferred Stock Issued                              270,000

 Preferred Stock Redeemed                           (250,000)

 Preferred Stock Dividend            (135,000)      (135,000)

 Stock Subscription Received                          25,000

 Net Loss                             (75,228)       (75,228)

                                  -----------    -----------
BALANCE, MARCH 31, 1998           $(4,045,269)   $37,693,859

 Sale of shares under
 Regulation S                                        825,002

 Shares issued to employees
 and Board of Directors                              166,428

 Preferred Stock Redeemed                           (250,000)

 Preferred Stock Issued                              135,000

 Preferred Stock Dividend            (135,000)      (135,000)

 Net Loss                             (79,542)       (79,542)

                                  -----------    -----------
BALANCE, JUNE 30, 1998            $(4,259,811)   $38,355,747

 Shares issued to employees
 and Board of Directors                               30,074

 Shares issued for purchase
 of Pacific Pneumatics                                15,000

 Shares issued for purchase
 Of Elan Manufacturing                               616,241

 Preferred Stock Redeemed
   for cash                                         (800,000)

 Preferred Stock exchanged
   for common

 Net Income                            71,193         71,193

                                  -----------    -----------
BALANCE, SEPT. 30, 1998           $(4,188,618)   $38,288,255

ITEM 1.         THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(CONT.)               CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)

                                                                  Nine months ended
                                                                     September 30,
                                                              1998                  1997
                                                         -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                $   (83,577)             $(156,525)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Stock issued for services                               195,502                294,500
     Write-off of bad debts                                        -                (12,463)
     Accrued interest income                                       -                (10,883)
     Depreciation and amortization                           571,650                 10,792
     Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                               (1,271,445)                64,900
        Inventory                                            256,341                182,833
        Notes receivable                                     165,612               (214,822)
        Prepaid expenses and other                           (28,869)              (328,736)
        Other Assets                                         (14,592)               (46,776)
       Increase (decrease) in:
        Accounts payable and accrued expenses               (626,449)               (15,402)
        Due from related party                               (86,721)               (42,629)
        Payable to Mexican affiliate                         (17,901)                     -
        Other liabilities                                   (110,202)               125,034
                                                         -----------              ---------
NET CASH USED IN OPERATING ACTIVITES                      (1,050,651)              (150,177)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                        (805,076)                     -
  Deposits                                                         -               (500,000)
  Proceeds on sale of marketable securities                  523,903                      -
  Payments on acquisitions                                   200,000                      -
  Sale of equipment                                                -                  4,400
                                                         -----------              ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (81,173)              (495,600)

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                    1,125,002                569,000
   Common stock subscription receivable                     (275,000)               179,000
   Bank overdrafts                                                 -                 (5,691)
   Other Loans and lines of credit                         1,483,834                 47,436
   Payments on related party payable                          (2,096)                     -
   Issuance of Long Term Debt                              1,200,000                      -
   Payments on long term-debt                               (249,209)                     -
   Payments on capital lease obligation                     (201,297)                     -
   Redemption of preferred stock                          (1,500,000)                     -
                                                         -----------              ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,581,234                789,745
                                                         -----------              ---------
NET INCREASE IN CASH                                         449,410                143,968

CASH, BEGINNING OF PERIOD                                     77,688                    822
                                                         -----------              ---------
CASH, END OF PERIOD                                      $   527,098              $ 144,790
                                                         ===========              =========

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

         On August 6, 1998, Pego acquired 100% percent of the outstanding common stock of Pacific Pneumatics, Inc. (PPI), located in Rancho Cucamonga, California. The purchase price of $215,000 was paid in the form of $200,000 in cash and $15,000 of The Hartcourt Companies common shares. Under the acquisition agreement Pego caused PPI to prepay $35,000 of its notes payable to a selling shareholder. PPI manufactures pneumatic conveying, industrial dust collection and industrial process electrical controls. PPI has been manufacturing and selling it components under the trademark names "Pore Ploy, "Posit Dust Collectors and Filters" and "Pow-Air" for over 20 years.

         On August 24, 1998, the Company and ECS executed an agreement and plan of merger with Elan Manufacturing, Inc. (Elan). Elan is a contract manufacturer of electronic components similar to ECS, located in the Silicon Valley. Under the agreement, Elan will be merged into and with the Company, thereby ceasing Elan's existence. By September 1, 1998, substantially all of the requirements of the agreement were accomplished, and the Company began operating Elan as a division of the Company. On September 1, 1998, the Company advanced significant sums in order that Elan could continue its operations and complete in-process sales.

         The agreement called for a purchase value of $616,240.63, for which the Company would issue common shares to the three selling shareholders based on the average selling price for the Company's shares for the ten days prior to the acquisition. However, minor items necessary to close the transaction were not completed as of the September 1, 1998 scheduled closing date, including the refusal by a lender to Elan to allow ECS to assume a promissory note in the amount of $266,964.04. Therefore, a first amended agreement was entered on September 23, 1998 whereby the parties agreed that the number of the Company's common shares to be issued to the three selling shareholders would be based upon a price of $.85 per share. The Company issued 724,989 shares of the Company's common stock, currently held in escrow. The Company and ECS have guaranteed to the three selling

ITEM 1.          THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(CONT.)           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         shareholders that the value of such shares shall be no less than $.85 per share on September 1, 1999. If the value of the shares does not equal $.85 per share on September 1, 1999, the Company and ECS shall make up any shortfall by issuing additional free trading shares or cash to the selling shareholders.

         Management of the Company and ECS, as well as the selling shareholders of Elan, are working diligently to complete the remaining items, and the parties, for all intents and purposes, have agreed that the closing date will be effective as of September 1, 1998 and have documented the same.

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

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of The Hartcourt Companies, Inc. and Subsidiaries as of SEPTEMBER 30,1998 and the results of their operations and their cash flows for the NINE months ended SEPTEMBER 30, 1998 and 1997, respectively. The financial statements are consolidated to include the accounts of The Hartcourt Companies and its subsidiaries Harcourt Investments, USA, including the accounts of Hartcourt Pen, Pego Systems, Inc. and Electronic Components and Systems, Inc. (together "the Company").

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

         As of September 30, 1998, the Company had sold $1,048,937 worth of its securities, and has available $4,951,063. Marketable Securities are reported at the guaranteed value of the contract. The Company has been unsuccessful in selling additional amounts of these securities and has demanded that Capital provide additional free trading shares under the guarantee (Note 7). Pending a response from Capital on the demand made, the Company's Board has elected to delay payment of the 3rd quarter dividend on the Series A and B Preferred Stock.

ITEM 1.         THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(CONT.)           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4.  SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:


                                                   NINE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                 -------------------    -------------------
                                                      (unaudited)           (unaudited)
Cash paid for interest and income taxes:
  Interest                                                  $240,193               $22,305
  Taxes                                                        1,338                 2,443

Non-cash investing and financing activities:
 Preferred stock issued for dividends                       $270,000                     -
 Preferred stock issued for accrued
 Liabilities                                                $135,000                     -


NOTE 5.  CAPITAL STOCK:


         In October 1997, the Company's Articles were amended to authorize the issuance of AB preferred stock. As amended, the Articles provide that the total number of shares of Series AB preferred are 25,000 with a stated value of $1,000 per share. The Series AB preferred shares may be redeemed by the Company at any time at a redemption value equal to $1,000 per share plus any accrued and unpaid dividends to the date of redemption. In addition, at the option of the holder of the Series AB preferred shares, the shares may be converted into 1,334 shares of the Company's common stock (conversion rate). During 1998, the Company has issued 405 shares of Series AB preferred shares, as dividends on its Series A and B Preferred Stock and payment of accrued liabilities (Note 3 and 7).

         During the first half of 1998, the Company redeemed $500,000 (500 shares) of the Company's Series C redeemable preferred stock, pursuant to the Pego Stock Purchase Agreement, dated October 3, 1997. On August 18, 1998, the Company redeemed the remaining 1,000 shares of its Series C Redeemable Preferred stock, valued at $1 million, ahead of schedule. In the redemption, the Company made an $800,000 cash payment and issued 200,000 of its restricted common shares to the selling shareholders of Pego.


NOTE 6.  INCOME (LOSS) PER SHARE:


                                         Quarter Ended        Quarter Ended     Nine Months Ended    Nine Months Ended
                                       September 30,1998    Sepember 30,1997    SeptembeR 30,1998     Sepember 30,1997
                                       ------------------   -----------------   ------------------   ------------------
Income (Loss) from continuous
Operation                                 $    71,193         $   (96,855)         $   (83,577)         $  (156,525)
Less preferred stock dividends               (135,000)                  -             (270,000)                   -
                                          -----------         -----------          -----------          -----------
Income (Loss) available to
common shareholders                           (63,807)            (96,855)            (353,577)            (156,525)

Effects of dilutive securities                      -                   -                    -                    -

Weighted average shares outstanding        19,056,990          11,654,153           17,683,807           11,654,153

Basic and dilutive earnings per share     $     0.004         $    (0.008)         $    (0.005)         $     (.013)

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

NOTE 7.  MATERIAL AND SUBSEQUENT EVENTS:

         On July 6,1998, the Company entered into a preliminary stock purchase agreement with Mr. Mordecai Kraselnik, officer and owner of MK Aviation, S.A. of the Republic of Panama. The Company intends to acquire all outstanding shares of MK Aviation, S.A. Due to the decline in the market value of the Company's Common Stock in the third quarter, both parties have agreed to postpone the negotiations as well as the preliminary stock purchase agreement.

         On July 28, 1998, the Company elected to rescind the sale-purchase agreement of the gold mining rights in the State of Alaska, pursuant to the terms of the September 17, 1996 agreement. The Company has requested that the 1,298,700 common shares issued on September 17, 1996, with respect to the sale-purchase agreement be returned immediately. To date, the Company has received no response to its demands and filed a lawsuit on October 7, 1998 to obtain return of the shares.

         On August 18, 1998, the Company redeemed 1,000 shares of its Series C Redeemable Preferred stock, valued at $1 million, ahead of schedule. In the redemption, the Company made an $800,000 cash payment and issued 200,000 of its restricted common shares.

         During most of 1998, the Company had been attempting to raise cash by the sale of the marketable securities received from Capital Commerce, Ltd.("Capital") in exchange for the Series A and B preferred stock. Due to declining market values and other factors, to date the Company has only been successful in selling securities for cash in the amount of $1,048,937. The Company on October 7, 1998 demanded that Capital perform under its guarantee and provide the Company either cash or additional free trading marketable securities to reach the $6 million minimum cash availability under the agreement. The Company's Board of Directors elected not to declare a dividend for the third quarter until this matter is resolved. The Company has not received a response to date from Capital.

         On October 21, 1988, Mr. James Pruzin, the selling shareholder and president of Electronic Components and Systems, Inc. (ECS), formally requested a rescission of the October 28, 1997 acquisition whereby the Company, through a wholly owned subsidiary, acquired ECS and Pruzin Technologies, Inc. (Pruzin). Mr. Pruzin has alleged that he is authorized to request rescission based on an alleged breach of the acquisition agreement by the Company. The Company denies any breach of the acquisition agreement and believes that the request for recission was defective and invalid. Mr. Pruzin had offered to return all shares he received in the initial transaction and to execute a note for the cash received in the initial transaction.

         The Company initially rejected Mr. Pruzin's proposition, but on November 10, 1988 entered into a memorandum of understanding whereby Mr. Pruzin could reacquire ECS from the Company by returning all Hartcourt Common and Preferred Stock received, payment to Hartcourt of $1,850,000 during 1999, negotiating the return of Hartcourt Common Shares issued in the Elan transaction and a $400,000 fully amortized 5 year note with monthly payments beginning in 2000. Mr. Pruzin has until November 30, 1998 to meet the first requirements of the agreement.

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         As discussed in the Company's annual report filed on Form 10-KSB, during 1997 the Company actively implemented a plan to acquire operating companies that are in established industries with a history of growth. The Company successfully completed two acquisitions during the fourth quarter of 1997. Pego Systems, Inc. was acquired October 3, 1997 and the assets and liabilities and Electronic Components and Systems, Inc. along with the assets and liabilities of Pruzin Technologies, Inc., a related entity, were acquired on October 27, 1997. Thus, comparing income and expenses between the THIRD QUARTER and first nine months of 1998 and the third quarter and first first nine of 1997 is not meaningful.

         RESULTS OF OPERATIONS:

         The Company's revenue for the THIRD QUARTER of 1998 was $6,914,000. Domestic writing instrument operations had minimal activity as the Company continues to liquidate the pen inventory and seeks new business opportunities. The Company's subsidiaries Pego Systems, Inc. (Pego) and Electronic Components and Systems, Inc. (ECS) again represented over 99% of total revenues for the quarter. Pego's revenues were $1,748,000 and ECS's revenues were $5,162,000. Revenues for the THIRD QUARTER were at management's expectations as both Pego and ECS rebounded from delays experienced in the first half in obtaining various anticipated contract and orders. While, management does expect those contracts and orders to continue indications are that revenues for the FOURTH QUARTER of this year will be below that experienced in the third quarter. As a result of meeting the expectations for the third quarter, the Company earned $71,000 for the three months ended September 30, 1998, but lost $97,000 for the nine months ended September 30, 1998.

         Components of cost of sales for the THIRD QUARTER were as follows: Pego $1,171,000, 67% as a percent of Pego's revenue; and ECS, $3,672,500, 71% as a percent of ECS's revenue. Consolidated cost of sales, $4,067,500 is 70% of consolidated revenue. Consolidated cost of sales as a percent of consolidated revenue is at management's expectations and is consistent with the Company's first half results.

         Components of selling, general and administrative (SGA) expenses were as follows: corporate- $155,000, Pego- $515,000 and ECS-$1,242,000. SGA expenses as a percent of consolidated revenues (25%) were, as in the first half, better than anticipated by management. The better than expected results were attributable to on going efforts to eliminate unprofitable operations and management's ability to control costs.

         Goodwill related to the Pego and ECS acquisition is being amortized over 25 years. Amortization costs of $95,000 were recorded for the THIRD QUARTER of 1998. Depreciation expense of $73,000 was incurred during the same period.

         Interest expense incurred for facilities mortgages, notes and short-term lines of credit, capital lease obligations and factoring agreement was $100,000 for the three months ended September 30,1998.

         LIQUIDITY AND CAPITAL RESOURCES:

         During the THIRD QUARTER of 1998, Pego borrowed $1,200,000 under a term loan which was used by the Company to redeem the Series C preferred stock and for the cash portion of the acquisition of Pacific Pneumatics. Also during the THIRD QUARTER, the Company issued approximately 45,000 restricted common shares to employees and directors for services rendered during the preceding year; issued 734,785 common shares for acquisitions and 200,000 common shares along with cash described above to redeem the Series C preferred stock. The Company contemplates selling or issuing additional common and preferred shares over the next twelve months for any additional working capital requirements, capital expenditures and future acquisitions that may occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND (CONT.) RESULTS OF OPERATIONS:


         LIQUIDITY AND CAPITAL RESOURCES: CONT.

         The Company's current ratio and working capital decreased from June 30, 1998 to September 30, 1998, due to debt incurred to redeem the preferred stock as well as acquisitions. The current ratio at September 30,1998 was 1.8% compared to 2.9% at June 30, 1998. Working capital was $6,130,000 at September 30, 1998 and $8,006,300 at June 30, 1998.

         The Company's operating activities used cash of approximately $1,051,000 for the nine months ended September 30, 1998. The Company had operating income, before depreciation and amortization of approximately $617,000. Concurrently, decreases in inventories of $256,000 offset by changes in accounts receivable, due from related party, accounts payable and accrued expenses used an additional $1,732,000. Included in the decrease in accrued expenses was the payment of a $400,000 broker commission, a non-recurring expense, which was incurred in connection with the sale-purchase agreement of ECS, dated October 27,1997.

         Cash used by investing activities for the nine months-ended September 30,1998 was approximately $81,000. The Company sold $525,000 in marketable securities, purchased of property and equipment of $805,000 and paid cash of $200,000 for acquisitions.

         Financing activities provided approximately $1,581,500 during the first nine months of 1998. The sale of the Company's common stock, as previously mentioned, and borrowings on bank provided lines of credit were used to redeem the Series C redeemable preferred stock and pay down on various short and long-term liabilities.

         As a result of the above activities, the company experienced an increase in cash of $449,410 for the first nine months of 1998.

         BUSINESS RISKS:

         As discussed previously, the Company intends to acquire additional profitable operating businesses. At this time, the Company is in negotiations with several potential acquisition candidates and successfully completed 2 acquisitions during the 3rd quarter of 1998. However with respect to other acquisitions, no definitive agreements have been reached. If any additional acquisition agreements are reached in the near term, the Company can make no assurances that it will be able to obtain the financing necessary to complete any of these transactions.

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


                           PART II OTHER INFORMATION


         ITEM 1.  LEGAL PROCEEDINGS

         On September 3, 1998, American Equities filed suit against the Company for breach of contract. The Company denies that it has breached any contract with American Equities. The Company has filed a cross-complaint for fraud and non-performance against American Equities and additional cross-defendants. The Company and its legal counsel are of the belief that it will prevail under the counter claim. The American Equities consulting agreement has been previously noted in Note R of the financial statements of the Company's Form 10k for the year ended December 31, 1997.

         On July 28, 1998, the Company elected to rescind the sale-purchase agreement of the gold mining rights in the State of Alaska, pursuant to the terms of the September 17, 1996 agreement. The Company has requested that the 1,298,700 common shares issued on September 17, 1996, with respect to the sale-purchase agreement be returned immediately. To date, the Company has received no response to its demands and filed a lawsuit on October 7, 1998 to obtain return of the shares.



         ITEM 2.  CHANGES IN SECURITIES

                  None

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

         ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

         At the annual meeting of shareholders held September 16, 1998, the security holders elected Mr. Michael Caruana and Mr. James Pruzin to the Board of Directors, approved the appointment of Harlan & Boettger, LLP as the Company's independent accountants for the year ended December 31, 1998 and authorized the Board of Directors to change the domicile of the Company from Utah to Nevada.

         ITEM 5.  OTHER INFORMATION

                  None

PART II

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   (a)     Exhibits - EX-27 Financial Data Schedule

                   (b)     Reports on Form 8-K - None






                          PART II  OTHER INFORMATION



                                  SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         THE HARTCOURT COMPANIES, INC.

          Date:  November 16, 1998       By: /s/  Alan V. Phan
                                             -----------------
                                             Dr. Alan V. Phan
                                             President