Form 10KSB
period 1998-12-31
HARTCOURT COMPANIES INC
filed 1999-04-16
CIK 949427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PUR SUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]

                     For fiscal year ended December 31, 1998

                        Commission file number 001-12671

                          THE HARTCOURT COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                                      UTAH
                            (State of incorporation)

                                   87-0400541
                      (I.R.S. Employer Identification No.)

       2049 Century Park East, Los Angeles, California 90067, 310-788-2634 (Address, including zip code, and telephone number, including area code, of registrant's executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                                      None

                    Name of each exchange on which registered
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.001 par value
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

         Issuer's revenues for most recent fiscal year: $23,282,000

         State the aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 1, 1999, $8,643,000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 1999, there were 20,225,746 shares of common stock outstanding.

                          THE HARTCOURT COMPANIES, INC.

                         1998 Form 10-KSB Annual Report
                                Table of Contents

                                                                            Page

                                     PART I

Item 1.   Description of Business .........................................3

Item 2.   Description of Property .........................................11

Item 3.   Legal Proceedings......................... ......................12

Item 4.   Submission of Matters to a Vote of Security Holders..............12

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.........13

Item 6.   Management's Discussion and Analysis or Plan of Operation........16

Item 7.   Consolidated Financial Statements................................22

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         22

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................23

Item 10.  Executive Compensation...........................................25

Item 11.  Security Ownership of Certain Beneficial Owners and Management...26

Item 12.  Certain Relationships and Related Transactions...................27

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.................................29

          Signatures.......................................................32

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

The Hartcourt Companies, Inc. commenced limited business activities involving the design, manufacture and sale of writing instruments in December 1994. Through January 1999 the Company's operations relating to writing instruments involved the assembly and distribution of writing instruments. In January, 1999 the Company discontinued the operations of Hartcourt Pen and disposed of all its pen related assets in the United States.

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

In April 1994, the Company entered into a Lease Agreement with Scripto-Toaki Corporation ("Anja"), for the use of five special ball pen assembly machines by the Xinhui JV. The lease provided for semi-annual payments of $25,000 over a ten-year term, subject to adjustment based on future purchases of merchandise by the Company from the lessor. The machinery that was delivered did not function properly and the Company and Anja agreed to terminate the lease upon the Company agreeing to pay Anja a termination fee of $200,000. During 1998, the Company paid $100,000 on the note. During 1999, the remaining balance was reduced to $10,000 which was paid.

In September 1996, CKES Acquisitions, Inc. ("CKES"), a corporation organized under the laws of the State of Nevada in September 1996, a non-affiliate, acquired the Xinhui JV of the Company's wholly-owned subsidiary Hartcourt Investments, pursuant to a Purchase and Sale Agreement dated September 27, 1996, thus replacing the Company as a joint venture partner in the Xinhui JV. Ownership in the joint venture was transferred to CKES in return for a Secured Promissory Note in the principal sum of $3,000,000, payable monthly, beginning October 1998, with accrued compound interest at six percent (6%) per annum. To date, no payments have been received on the note. The Company has no present contractual obligation to the Xinhui JV.

In January 1996, the Company entered into a Memorandum of Understanding to acquire Yafa Pen Company ("Yafa"), a California corporation, with offices in Los Angeles, California. The purchase price consisted of an initial cash payment of $285,000 and 80,000 shares (valued at $1.00 per share) of the Company's preferred stock. Pursuant to the Memorandum of Understanding, the Company advanced to Yafa a total of $200,000, secured by two promissory notes ($100,000 on January 3, 1996 at 1% over prime due July 3, 1996 and $100,000 on February 9, 1996 at 1% over prime due August 9, 1996), the amount of this advance to be offset against the purchase price for Yafa. Various disputes arose between the Company and Yafa, and in September 1996 the parties entered into a confidential settlement agreement and agreed to terminate the Memorandum of Understanding. Yafa made all required payments according to the settlement agreement with the final payment being paid in July 1998.

In August 1996, the Company entered into a Purchase and Sale Agreement with NuOasis International, Inc. ("NuOasis"), a corporation incorporated under the laws of the Commonwealth of Bahamas, for the purchase of a commercial real estate project, consisting of three 5-7 story apartment buildings, commonly known as the Peony Gardens Property, ("Peony Gardens") located in the eastern part of Tongxian in Beijing city, mainland China. The purchase price consists of a Convertible Secured Promissory Note granted to NuOasis, in the principal amount of $12,000,000, a security interest in the property and the greater of 10,000,000 shares of the Company's common stock, or that number of shares of the Company's common stock having a market value equal to $10,000,000 immediately preceding the closing date. On August 8, 1996, an Addendum to the Purchase and Sale Agreement was agreed to by the Company and NuOasis, by which the Company's obligation to issue stock to NuOasis was reduced to 4,000,000 shares (valued at $10,000,000) of its common stock. As of December 31, 1996, the apartment buildings were approximately 35% complete, and it was anticipated by the Company that the project would be completed by August 1997. The Company has no obligation for construction costs or any other costs relating to the project's completion and may at its option rescind the Purchase and Sale Agreement if construction is not completed by August 1997. As of

December 31, 1998, the project is still incomplete because the developer has elected to wait a period of time for the Beijing real estate market to return to conditions which existed prior to the recent Asian financial crisis. In March 1999, the Company exchanged its interest in the Peony Gardens Project for $10 million of investment securities. See Part 1, Item 1 - Subsequent events and See
Part 1, Item 2, "Description of Property - Real Estate and Operating Data."

In September 1996, the Company entered into a Sales Agreement with Mandarin Overseas Investment Co., Ltd. ("Mandarin"), an unaffiliated Turks and Caicos chartered company located in Central Hong Kong, for its undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 35-68, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. The Company paid $3,000,000 in shares of its common stock to Mandarin for its undivided 50% interest in the mineral lease gold lode claims, all shares were issued pursuant to Regulation "S". The number of shares were determined by the average price per share over a 10 day period for the 10 days prior to the execution of this agreement.

In September 1996, the Company entered into a Sales Agreement with Promed International Ltd. ("Promed"), an unaffiliated Turks and Caicos chartered company with offices in the British crown colony of Gibraltar, for the purchase of their undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 1-34, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. The Company paid $3,000,000 in shares of its common stock to Promed for its undivided 50% interest in the mineral lease gold lode claims, all shares were issued pursuant to Regulation "S." The number of shares were determined by the average price per share over a 10 day period for the 10 days prior to the execution of this agreement.

In July 1998, the Company filed notice upon Mandarin and Promed requesting recission of the purchase of the Alaska gold mine mineral leases as the sellers failed to provide the Company with the required geological evaluations. In March, 1999 the Company entered into a recission agreement with the sellers, returning the claims and receiving back 1,298,700 shares of Hartcourt common stock. See Part 1, Item 1 - Subsequent Events.

During 1996, the Company entered into a Consulting Agreement with American Equities, LLC, a California Limited Liability Company. The Company intended to acquire, manage and develop a real estate portfolio through the year 2001. See
Part I, Item 1 - Subsequent Events and Part II, F/S, "Consolidated Financial Statements, Years Ended December 31, 1998 and 1997 -- Notes to Consolidated Financial Statements," Note L. "Commitments and Contingencies."

In July 1997, the Company entered into an agreement with Capital Commerce, Ltd. ("Capital") (an Isle of Man Corporation) whereby Capital agreed to provide the Company $6,000,000 in free trading securities for the purchase of Pego Systems, Inc. and the formation of Electronic Components and Systems, Inc., a Nevada corporation. In consideration for the $6,000,000 in securities, the Company issued to Capital $4,000,000 in Series A and $2,000,000 in Series B, both 9% convertible preferred stock. See Part I, Item 1 - Subsequent Events and Part II, F/S "Consolidated Financial Statements, Years Ended December 31, 1998 and 1997 Notes to Consolidated Financial Statements," Notes C and R, "Investments and Business Acquisitions" and "Capital Stock, respectively.

In March 1997, the Company entered into an agreement with DanAllen Investments, Inc. (DanAllen) to provide investment banking services to the Company. DanAllen will make recommendations on the Company's merger and acquisition activities, especially on financing structure and options. DanAllen will also assist in the due diligence and negotiation process. The Company issued to DanAllen 100,000 common stock shares, at $1.50 per share, for these services to be performed. The agreement expired and no services were performed in 1998 for the Company.

In July 1997, the Company agreed to purchase a shopping center located in Perris, California called Freeway Plaza for a total purchase price of $6.75 million. The building complex has 85,000 square feet with 82 percent leased and an average income of $620,000 per year. Terms of the transaction include, $25,000 cash down payment, bank financing of $3,725,000, and 34 of the Company's 68 mineral lease gold lode claims, valued at $3,000,000. As of December 31, 1998, the transaction had been cancelled and the Company was receiving periodic payments for return of the escrow deposit.

On October 3, 1997, the Company purchased the outstanding shares of Pego Systems, Inc., a California corporation (Pego) where Pego became a wholly-owned subsidiary of the Company. Pego, a manufacture's representative organization for air and gas handling equipment, offers a full line of value added services including distribution, service and manufacturing of custom process equipment packages. The acquisition was accounted for using the purchase method of accounting. In connection with the purchase, the Company paid $500,000 in cash, issued 450,000 shares of restricted common stock, 1,500 shares of Series "C" redeemable preferred stock, and entered into a non-compete agreement with Pego's majority shareholder and director of the registrant. Total value of transaction was approximately $2,300,000.See Part II, F/S, "Consolidated Financial Statements, Years Ended December 31, 1998 and 1997 - Notes to Consolidated Financial Statements, Notes C and R, "Investments and Business Acquisitions" and "Capital Stock", respectively.

On August 6, 1998, Pego acquired 100% percent of the outstanding common stock of Pacific Pneumatics, Inc. (PPI), located in Rancho Cucamonga, California. The purchase price of $215,000 was paid in the form of $200,000 in cash and $15,000 value of The Hartcourt Companies common shares (9,796 shares). PPI manufactures pneumatic conveying, industrial dust collection and industrial process electrical controls. PPI has been manufacturing and selling it components under the trademark names "Pore Poly, "Posit Dust Collectors and Filters" and "Pow-Air" for over 20 years.

On October 28, 1997, the Company through a wholly-owned subsidiary, acquired Electronic Components and Systems, Inc., an Arizona Corporation (ECS) and Pruzin Technologies, Inc., an Arizona corporation , a related entity of ECS. The acquisition was structured as a tax-free reorganization and was accounted for using the purchase method of accounting. In connection with the acquisition, the Company paid $250,000 in cash, issued a note payable for $250,000, issued 3,400 shares of Series "D" convertible preferred stock and 2,500,000 of its common stock shares. Total value of the transaction was approximately $9,500,000. See
Part I, Item 1 - Subsequent Events, Part II, F/S, "Consolidated Financial Statements, Years Ended December 31, 1998 and 1997 - Notes to Consolidated Financial Statements", Notes C and R, "Investments and Business Acquisitions" and "Capital Stock", respectively.

ECS specializes in high technology contract manufacturing and assembly of printed circuit boards, phone and cable wires. ECS has three manufacturing facilities, and contracts with a maquiladora in the free trade zone in Sonora, Mexico. Annual revenues of ECS are approximately $16.7 million.

On August 24, 1998, the Company and ECS executed an agreement and plan of merger with Elan Manufacturing, Inc. (Elan) a contract manufacturer of electronic components similar to ECS, located in the Silicon Valley. Under the agreement, Elan was merged into and with the Company, thereby ceasing Elan's existence. The merger was effective September 1, 1998, and the purchase price of $616,240.63 was paid by the Company issuing 724,990 common shares to the three selling shareholders based at a value of $0.85 per share.

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

Currently, the Company's primary objective is to acquire established operating companies with histories of growth and profitability, in order to diversify and create a multi-dimensional company. The principal executive offices of the Company are located at 2049 Century Park East, Los Angeles, California 90067. The Company's telephone number is (310) 788-2634.

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

See Part I, Item 2, "Description of Property," for information about the Company's facilities.

Principal Products, Distribution and Competitive Conditions

The Company includes three subsidiaries, operating three different unrelated businesses - ECS specializes in higher technology contract manufacturing and assembly of printed circuit boards, phone and cable wires, coil winding and plastic injection parts. ECS is also a pioneer in the new technology of ball-grid array connection for the semi-conductor industry. ECS maintains manufacturing operations under maquiladora agreements in Nogales, Mexico. The sole owner of the maquiladora is also the President of ECS and shareholder of the Company. A substantial amount of ECS's cables and electronic components are manufactured and assembled at the Mexico facility by the maquiladora. ECS has smaller manufacturing facilities in Fremont, California and Chandler, Arizona and a distribution facility in Nogales, Arizona.

Pego is a manufacturer's representative organization and also offers a full line of value added services including distribution, service, and the manufacturing of custom process equipment packages. The Company's primary focus is air and gas handling equipment. Key applications for the products and services that Pego Systems sell include pneumatic conveying, combustion process air, wastewater secondary treatment applications of aeration and digester gas mixing, bottle and can drying, contaminated soil vapor extraction, and landfill gas handling. Pego's markets include the Petro-Chemical industry combustion process air, wastewater secondary treatment applications of aeration and digester gas mixing, bottle can drying, contaminated soil vapor extraction, and landfill gas handling. Pego's markets include the Petro- Chemical industry, most processing companies, food industry, brewing industry, cement plants and many general industrial operations, as well as waste water treatment plants. The environmental market for pollution control through vapor extraction and other means is emerging as an area of major focus for Pego.

Hartcourt Pen distributes a wide range of writing instruments from low cost, popular pens to high-price luxury pens. Popular pens include ball-point pens, roller pens, white board markers, water color markers, permanent markers, highlighters, and magic ink pens. Luxury pens include sterling silver fountain pens, and a variety of ball-point and roller pens made of brass or stainless steel. In January, 1999 the Company discontinued the operations of Hartcourt Pen and disposed of all its pen related assets in the United States.

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

Doing Business in China and Mexico

General. The Company's Peony Gardens project is in China and the operation of facilities in China involves certain risks and special considerations not typically associated with operations in the United States. These risks generally related to: (i) social, economic and political uncertainty; (ii) substantial governmental involvement in and control over the Chinese economy; (iii) the possibility that the Chinese government could elect to discontinue its support of the economic reform programs implemented in 1978 and return to a completely centrally planned economy; and (iv) possible nationalization or expropriation of assets. Accordingly, government actions in the future could have a significant effect on economic conditions in China. Such actions and resulting changes in the Chinese economy, could significantly adversely affect, limit or eliminate opportunities for foreign investment, the prospects of private sector enterprises operating in China and the value of the Company's investments in China.

Under the maquiladora program with the Mexican affiliate, the Company advances cash to the affiliate for operating expenses. The Company provides the raw materials, production machinery and equipment for manufacture and assembly. It is reasonably possible that operations located outside an entity's home country will be disrupted in the near term, however remote. The Mexican affiliate operates under Mexican law, which may or may not be similar to those in the United States. Additionally, operations under the maquiladora program require that transactions be at arms length and that the affiliate must realize a minimum 5% profit per year. During 1998, the tax structure in Mexico was changed to encourage more high technology industry by lowering the tax on maquiladoras in the electronics industry to zero.

Volatility of Exchange Rates. There has not been significant volatility in the exchange rates of RMBs to U.S. Dollars in the recent past but future exchange rates may experience significant volatility.

Environmental Regulation. The Company's United States and Mexican operations are subject to various governmental laws and regulations. The costs and effects of compliance with environmental laws and regulations in the United States (federal, state and local) and Mexico have not been material in the past and are not anticipated to be material in the future.

Employees

The Company currently employs two full-time employees at its principal executive offices in the United States. The operations of Hartcourt Pen were located at this headquarters location. The executive offices provide corporate administrative services. Pego employs thirty-three full-time people at its three sites located in Long Beach, Rancho Cucamonga and Novato, California. ECS had seventy three full-time employees at its four locations: Chandler, Tucson and Nogales in Arizona and Fremont in California.

Research and Development

The Company has conducted limited research and development activities involving the creation of ink formulas, as well as the engineering design of pens and material used for the components of writing instruments. During the fiscal years ended December 31, 1998 and 1997, $0 and $0, respectively, was expended in connection with such activities. Management does not anticipate incurring any significant costs for research and development in the near term.

Subsequent Events

In March, 1999, the Company restructured certain assets and successfully settled certain litigation matters, as well as certain claims and disputes. The following is a summary of the restructuring and settlements reached:

1) During 1998, the Company had been unsuccessful in its attempts to raise required working capital and acquisition cash through the sale of marketable securities provided by Capital Commerce in exchange for the Series A & B Preferred Stock. As part of the overall settlement, Capital Commerce returned all of the outstanding Series A and B Preferred Stock, plus the AB Preferred Stock issued by the Company as dividends, the Company returned to Capital Commerce all unsold marketable securities, and as consideration for the marketable securities sold, the Company issued 1,900,000 shares of common stock, plus a 7.35% interest in ECS to the authorized agent of Capital Commerce.

2) In July, 1998, the Company served notice of the sellers of certain mineral rights leases in Alaska goldmines that it intended to rescind the contract as certain required appraisals had not been provided as required. The company originally paid 1,298,700 shares of the common stock for these rights. Upon return of 1,298,700 shares the companies relinquished all rights to the leases and rescinded the transaction.

3) On October 21, 1998, Mr. James Pruzin, the selling shareholder and president of Electronic Components and Systems, Inc. (ECS), formally requested a rescission of the October 28, 1997 acquisition whereby the Company, through a wholly owned subsidiary, acquired ECS and Pruzin Technologies, Inc. (Pruzin). Mr. Pruzin has alleged that he is authorized to request rescission based on an alleged breach of the acquisition agreement by the Company, which the company denied . However, on November 10,1998 entered into a memorandum of understanding whereby Mr. Pruzin could reacquire ECS from the Company by returning all Hartcourt Common and Preferred Stock received, payment to Hartcourt of $1,850,000 during 1999, negotiating the return of Hartcourt Common Shares issued in the Elan transaction and a $400,000 fully amortized 5 year note with monthly payments beginning in 2000.

     Subsequently, Mr. Pruzin was unable to meet the terms of the repurchase agreement and entered into new negotiations with the Company. As a result of these negotiations, in exchange for his return of 2,000,000 common shares of the company and 3,400 Series D Preferred Shares, the Company sold Mr. Pruzin a 30% interest in ECS.

4) On September 3, 1998, American Equities filed suit against the Company for breach of contract. The Company denied that it had breached any contract with American Equities and filed a cross-complaint for fraud and non-performance against American Equities and additional cross-defendants. As settlement of these matters, the parties agreed that all fees paid to American Equities were earned and to provide American Equities with a 27.65% interest in ECS and no payments were due to either party. Additionally, American Equities agreed to provide working capital for ECS.

5) The Company had a subscription receivable for 600,000 common shares sold by an investment banker and not paid for. In the settlements, the Company received 600,000 shares back and cancelled both the subscription receivable and common shares.

6) On March 15, 1999, the Company entered into an Exchange Agreement pursuant to which the Company agreed to assign its rights under the Purchase and Sale Agreement dated August 8, 1996 and any and all of its interest in the Peony Gardens development located in a suburb of Bejing City, China for investment securities valued at $10 million. Due to restrictions on the ability to trade the investment securities received, the Company has recorded an impairment of $5,000,000 as of December 31, 1998.

7) Effective February 1, 1999, pursuant to a Share Purchase Agreement, the Company acquired one (1) share of common stock of Enova Holdings Inc., a Nevada corporation ("Enova") representing 100% of the total issued and outstanding capital stock of Enova, making Enova a wholly-owned subsidiary.

8) Effective March 1, 1999, the Company and Enova executed an Exchange Agreement (the "Enova Agreement") whereby the Company exchanged all of its ownership in two wholly-owned subsidiaries, Pego Systems Inc. ("Pego") and Electronic and Component Systems Inc. ("ECS"), collectively, the "subsidiaries", for 5,213,594 additional shares of common stock of Enova.

9) On March 24, 1999, the Company entered into a Distribution Agreement pursuant to which the Company agreed to distribute to all shareholders of record on March 31, 1999 all of the 5,213,595 shares of common stock of Enova and to file, within a reasonable period of time following such distribution, a Registration Statement on Form 10-SB to cause the distributed shares of Enova to be registered under the Securities Exchange Act of 1934.

As a result of the Share Purchase Agreement, the Enova Agreement and the Distribution Agreement, each shareholder of record of the Company on March 31, 1999 will receive one (1) share of Enova for every four (4) shares owned of the Company. Following the distribution of the Enova shares both the Company and Enova will continue to operate as separate companies. See Part II, F/S "Consolidated Financial Statements, Years Ended December 31, 1998 and 1997 - Notes to Consolidated Financial Statements," Note Z.

Item 2.  Description of Property

Principal Plants and Other Property

The Company's principal executive offices are located at 2049 Century Park East, Los Angeles, California 90067. The premises, which are subleased from an unaffiliated party, consist of 1,600 square feet of office, and shared use of approximately 3,000 square feet of conference room, reception and file room facilities. Monthly rent is $9,500 through June 30, 1999. The Company is currently in negotiation with the landlord to sublease its former Pen Showroom and Headquarter facility at 19104 South Norwalk Boulevard, Artesia, California 90701. The premises, which are leased from an unaffiliated party, consist of 5,200 square feet, approximately 2,000 square feet of which was used for warehousing, approximately 2,000 square feet for assembly of writing instruments, and approximately 1,200 square feet for executive and clerical offices. Monthly rent is $1,230 until May 31, 1997, $1,640 from June 1, 1997 through May 31, 1998 and $2,050 for the remainder of the lease term, through May 31, 2001; provided, however, that no rent will be due for the months of June 1999 and June 2000.

ECS operates from four facilities: The location, site size and terms, if leased are as follows:

Chandler, Arizona - 6532 W. Flint Street, Chandler, AZ 85226 - 16,240 square feet office and production facility. Lease payments of $12,000 per month triple net expiring November 2001.

Tucson, Arizona - 2,410 N. Huachuca Drive, Tucson, AZ 85745 - 3,000 square feet office and production facility. Lease payments of $2,950, including taxes per month, with annual increases of 5%. Lease expires June 2000.

Nogales, Arizona - 137 E. Baffert Drive, Nogales, AZ 85621 - 37,000 square feet office and warehouse facility. Lease is month to month with monthly payments of $9,113 including insurance and taxes.

Fremont, California - 200 Hammond Avenue, Fremont, California 94539, 15,000 square feet office and production facility. Lease payments of $12,000 per month. Lease expires April 1999.

Pego operates out of three facilities. The principal manufacturing building is located at 1196 E. Willow Street, Long Beach, California. The Long Beach building has 23,000 square feet and was purchased by Pego in 1995 for $1,250,000. Pego owes $1,200,000 on the first mortgage which is payable monthly, $9,543 principal and interest over 20 years. Additionally, Pego leases a 2,700 square foot office/warehouse facility at 42 Digital Drive, #1, Novato, California. The terms include monthly payments of $1,800 per month, adjusted annually for cost of living, expiring May 2003.

Rancho Cucamonga, California - 8576 Red Oak Street, Rancho Cucamonga, California 91730, 11,300 square feet office and production facility. Lease payments of $4,425 per month. Lease expires April 2000.

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

Real Estate Investments

The Company's investments in real estate are not restricted to developed or undeveloped properties, or properties of any specific type or location. Any necessary management services in connection with the Peony Gardens Project will be compensated, if possible, through the issuance of the Company's common stock.

Real Estate and Operating Data

On September 8, 1996, the Company entered into an agreement to purchase a commercial real estate project, commonly known as the Peony Gardens Project ("Peony Gardens"), located in mainland China. See Part I, Item 1, "Description of Business" and "Subsequent Events."

Mineral Lease Gold Lode Claims

In September 1996, the Company, through separate transactions with Mandarin Overseas Investment Co., Ltd. ("Mandarin") and Promed International, Ltd. ("Promed"), acquired an undivided 50% interest in a total of 68 (34 from each transaction) mineral lease gold lode claims, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, some 300 air-kilometers west of the City of Fairbanks, Alaska. See Part I, Item 1, "Description of Business" and "Subsequent Events."

Item 3.  Legal Proceedings

At March 31, 1999, neither the Company nor any of its subsidiaries currently is a party to, or owns property subject to, any pending or threatened legal proceedings which, in the opinion of management, are likely to have a material adverse impact on the financial condition of the Company. At December 31, 1998, the Company was party to certain litigation and other claims, which were settled in March, 1999. See Part I, Item 1 - Subsequent Events.

Item 4.  Submission of Matters of Security Holders

At the annual meeting of shareholders held September 16, 1998, the security holders elected Mr. Michael Caruana and Mr. James Pruzin to the Board of Directors, approved the appointment of Harlan & Boettger, LLP as the Company's independent accountants for the year ended December 31, 1998 and authorized the Board of Directors to change the domicile of the Company from Utah to Nevada.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The common stock is quoted on the bulletin board maintained by the National Association of Securities Dealers, Inc. The following table sets forth the range of high and low bid and asked quotations for the common stock during the three most recent calendar years ended December 31, 1998, 1997 and 1996:


                                  High Bid              Low Bid               High Asked            Low Asked
--------------------------------  --------------------  --------------------  --------------------- ---------------------


March 31, 1996                           5.75                 4.25                 6.37                   5.00
--------------------------------  --------------------  --------------------  --------------------- ---------------------

June 30, 1996                            5.75                 4.62                 6.50                   5.12
--------------------------------  --------------------  --------------------  --------------------- ---------------------

September 30, 1996                       7.50                 3.00                12.25                   5.00
--------------------------------  --------------------  --------------------  --------------------- ---------------------

December 31, 1996                        5.00                 1.50                 6.00                   2.75
--------------------------------  --------------------  --------------------  --------------------- ---------------------

March 31, 1997                           3.00                 1.50                 4.00                   3.00
--------------------------------  --------------------  --------------------  --------------------- ---------------------

June 30, 1997                            3.125                2.25                 3.375                  2.6875
--------------------------------  --------------------  --------------------  --------------------- ---------------------

September 30, 1997                       2.375                 .6875               2.6875                  .875
--------------------------------  --------------------  --------------------  --------------------- ---------------------

December 31,1997                         3.125                 .875                3.375                 1.00
--------------------------------  --------------------  --------------------  --------------------- ---------------------

March 31, 1998                          1.922                 1.00                1.922                   1.00
--------------------------------  --------------------  --------------------  --------------------- ---------------------

June 30, 1998                            1.797                .797                 1.797                   .797
--------------------------------  --------------------  --------------------  --------------------- ---------------------

September 30, 1998                       1.938                  .25                 1.938                  .25
--------------------------------  --------------------  --------------------  --------------------- ---------------------

December 31,1998                         .563                  .25                 .563                   .25
--------------------------------  --------------------  --------------------  --------------------- ---------------------

The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 1998, there were broker-dealers publishing quotes for the common stock.

All of the Company's issued stock has been issued pursuant to Rule 144 of the Securities Act and could come into any market which exists under Rule 144. Approximately 495,000 and 450,000 outstanding Rule 144 shares exist at December 31, 1998 and 1997 held by principal and directors, respectively.

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

During the second quarter of 1998, the Company sold 2,000,000 shares of its common stock pursuant to regulation S. The Company raised $825,000 of cash and recorded $301,000 in subscriptions. As part of settlement agreements in March 1999, 600,000 shares of the Company's common stock was returned in settlement of the subscriptions receivable. See Part1, Item 1 - Subsequent Events.

On June 4, 1998 and July 13, 1998, the Company issued 332,857 and 45,000 shares, respectively at a value of $.50/share of the Company's common stock to various officers, directors and employees of the Company as follows:

         Dr. Alan Phan              240,571 shares
         Directors                  101,000 shares
         Employees                   36,286 shares

On August 6, 1998, Pego acquired 100% percent of the outstanding common stock of Pacific Pneumatics, Inc. (PPI), located in Rancho Cucamonga, California. The purchase price of $215,000 was paid in the form of $200,000 in cash and $15,000 value of The Hartcourt Companies common shares (9,796 shares). Under the acquisition agreement Pego caused PPI to prepay $35,000 of its notes payable to a selling shareholder. PPI manufactures pneumatic conveying, industrial dust collection and industrial process electrical controls. PPI has been manufacturing and selling it components under the trademark names "Pore Poly, "Posit Dust Collectors and Filters" and "Pow-Air" for over 20 years.

On August 24, 1998, the Company and ECS executed an agreement and plan of merger with Elan Manufacturing, Inc. (Elan a contract manufacturer of electronic components similar to ECS, located in the Silicon Valley. Under the agreement, Elan was merged into and with the Company, thereby ceasing Elan's existence. The merger was effective September 1, 1998, and the purchase price of $616,240.63 was paid by the Company issuing 724,989 common shares to the three selling shareholders based at a value of $0.85 per share. The Company and ECS have guaranteed to the three selling shareholders that the value of such shares shall be no less than $.85 per share on September 1, 1999. If the value of the shares does not equal $.85 per share on September 1, 1999, the Company and ECS shall make up any shortfall by issuing additional free trading shares or cash to the selling shareholders.

On December 28, 1998, the Company sold 200,000 shares of its common stock pursuant to Rule 144, raising $25,000 in cash. Another 203,000 shares were sold on January 4, 1999 for $24,500.

Subsequent to year end, the Board of Directors issued 410,000 shares of Common Stock at a value of $.25 per share to various officers, directors, and employees of the Company and as compensation to unaffiliated parties for services rendered as follows:

         Dr. Alan Phan              100,000 shares
         Directors                  100,000 shares
         Employees                     5,000 shares
         Unaffiliated parties       205,000 shares

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview

Prior to 1997, the Company's primary business had been the assembly and importing of writing instruments for sale in the U.S. and the establishment of a real estate portfolio which would include office, commercial, industrial, residential and raw land. During 1997 and 1998, the Company actively implemented a plan to acquire operating companies that are in established industries with a history of growth.

During the third quarter of 1996, the Company acquired Peony Gardens, a commercial real estate project in the eastern part of Tougxian in Beijing City, Mainland China, commonly known as the Peony Gardens property. The project, when completed, will be comprised of three 5-7 story apartment buildings. See Part I,
Item 2,  "Description  of Property - Real Estate and Operating Data" and Part I,
Item 1 - "Subsequent Events."

During the third quarter of 1996, the Company purchased, in two separate transactions, an undivided 50% interest in a total of 68 mineral lease gold lode claims, 34 from each transaction respectively, located in the Melozitna mining district near Tanana, in southern Alaska. See Part 1, Item 2, "Description of Property Mineral Lease Gold Lode Claims." In July, 1998, the Company served notice to the sellers that it intended to rescind the contract as certain required appraisals had not been provided as required. The company originally paid 1,298,700 shares of the common stock for these rights. In March, 1998, upon return of 1,298,700 shares, the Company relinquished all rights to the leases and rescinded the transaction. See Part I, Item 1 - "Subsequent Events."

In the fourth quarter of 1996, the Company, through its wholly-owned subsidiary, Harcourt Investments, sold its 52% interest of the Xinhui JV, to CKES, Inc. for $3,000,000. The Company received a $3,000,000 promissory note which is payable in installments of $50,000 per month for 60 months, starting October 1, 1998. Interest accrues at 6% per annum and is payable in full at the end of the loan period. To date, no payments have been made on the note. The note is secured by all assets of CKES, Inc.

In October 1997, the Company purchased Pego Systems, Inc. (Pego) from a director of the Company for common stock and cash. See Part F/S "Consolidated Financial Statements, Years ended December 31, 1998 and 1997 - Notes to Consolidated Financial Statements", Note C, "Investments and Business Acquisitions."

In October 1997, the Company acquired  Electronic  Components and Systems,  Inc.
(ECS) and an entity related to ECS for Company stock, cash and a promissory note. See Part F/S, "Consolidated Financial Statements, Years Ended December 31, 1998 and 1997 - Notes to Consolidated Financial Statements", Note C, "Investments and Business Acquisitions." and Part 1, Item 1 "Description of Business, General" and Part I, Item 1 - "Subsequent Events", for additional details.

During 1998, the Company's subsidiaries Pego and ECS, each acquired a smaller operating company to garner greater market share. Pego, acquired Pacific Pneumatics, Inc in August 1998 and ECS acquired Elan Manufacturing, Inc. in September 1998.

During most of 1998, but primarily during the second half of 1998, the Company had been attempting to raise cash by the sale of the marketable securities received from Capital Commerce, Ltd.("Capital") in exchange for the Series A and B preferred stock. Due to declining market values and other factors, to date the Company has only been successful in selling securities for cash in the amount of $1.1 million and on October 7, 1998, the Company demanded that Capital perform under its guarantee and provide the Company either cash or additional free trading marketable securities to reach the $6 million minimum cash availability under the agreement.

This inability to raise needed cash, plus the significant operating losses experienced by ECS in the 4th quarter of 1998, placed severe strains on the Company's operations, resulting in the going concern qualification as noted in
Part II, Item 7 Consolidated Financial Statements, Note AA.

In March, 1999, the Company settled its dispute with Capital Commerce and others. (See Part I, Item 1 "Subsequent Events".

Results of Operations

Beginning in 1996, as discussed previously, the Company made some fundamental changes in its business direction including the 1997 acquisitions of Pego and ECS. The following discussion relates to the twelve months ended December 31, 1998, followed by a discussion of the twelve months ended December 31, 1997.

1998

During 1998, the Company's domestic writing instrument operations were discontinued and sales were minimal due to the continued lack of a comprehensive marketing program and the Company's refocus of overall objective and corporate direction. The Company's subsidiary, ECS, has one major customer, General Instrument Corporation, which provided $10,107,494 in revenue or 43.4% of the Company's total revenue.

Components of cost of sales were as follows: writing instruments $239,549, Pego, $4,763,677, 72% as a percent of Pego's sales; and ECS, $13,127,069, 79% as a percent of ECS's sales. Total cost of sales, $18,130,295 is 78% of total product revenues.

Components of gross profit were as follows: writing instruments, $(189,466), Pego, $1,872,643, 28% as a percent of Pego sales; and ECS, $3,458,980, 21% as a percent of ECS's sales. Total gross profit, $5,152,157 is 22% of total product revenues. Gross profit as a percent of total revenues did not improve over 1997 because of both ECS and Pego experienced reduced orders in the 4th quarter of 1998. In 1997, the margins were negatively impacted, due to effects of the required accounting treatment for the inventory acquired in both the Pego and ECS acquisitions.

Components  of selling,  general and  administrative  expenses  were as follows:
Pego,  $1,741,278,  for 1998  compared to $376,774  for 1997 and ECS  $3,979,855 compared to $524,339 with the increases due to full year reporting on a consolidated basis for both entities and increased sales at ECS. General and administrative expenses for corporate and writing instruments was $1,539,141, for 1998, compared to $816,317 with the increase due entirely to a full year of holding company operations. Impairments of $17,083,239 were recorded on both investments and investments in subsidiaries in 1998.

At year end 1998, as a result of the losses at ECS, the Company determined that the goodwill at ECS had been impaired and in accordance with FASB 121 reduced the goodwill carrying value to the amount of the common and preferred shares to be returned by Mr. James Pruzin in exchange for a 30% interest in ECS. Additionally, as a result of the return of the marketable securities to Capital Commerce, the Company determined that Pego's goodwill should be impaired by the amount of the receivable due Pego by the Company. The remaining unimpaired goodwill related to the Pego and ECS acquisitions is being amortized over 25 years. Amortization costs of $411,928 were recorded in calendar year 1998. Although goodwill has been impaired, management still believes the two acquisitions should generate operating income that will significantly exceed the goodwill amortization.

During 1998, the Company recorded $127,626 in other income for the forgiveness of debt with respect to the Scripto-Tokai agreement.

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

Components of gross profit were as follows: writing instruments, $91,304, Pego, $676,502, 36% as a percent of Pego sales; and ECS, $267,159, 10% as a percent of ECS's sales. Total gross profit, 1,035,463 is 22% of total product revenues. Gross profit as a percent of total revenues should improve over the next twelve months following the effects of certain accounting treatment of the acquired inventory in the Pego and ECS acquisitions.

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

Liquidity and Capital Resources

The Company's principal capital requirements during 1998 and 1997 were to fund the acquisitions of real estate, mineral rights and operating businesses and the losses at ECS. The Company has historically satisfied its cash requirements through the issuance of the Company's preferred and common stock. See Part 1,
Item 5, "Market for Common Equity and Related Stockholder Matters" for additional details regarding stock transactions.

1998

The Company's current ratio at December 31, 1998 was 1.7 compared to 2.4 at December 31,1997, however if the value of the marketable securities received from Capital Commerce was excluded from the calculation the ratio would be reduced to 1.1. The decrease is primarily attributable to the Company's assumption of liabilities in connection with the acquisition of Pego and ECS. Concurrently, the Company experienced a decrease in working capital of approximately $3,472,000 from $7,480,000 at December 31, 1997 to $4,008,000 at
December 31, 1998. The decrease in working capital is primarily due to losses experienced at ECS during 1998 and the increase in borrowed funds used for retirement of Preferred Stock and investing activities.

The Company's operating activities consumed cash of approximately $1,408,746 for the year ended December 31,1998. In 1998, the Company had an operating loss of approximately $1.5 million, excluding the effects of impairments, settlements, depreciation, amortization and reserve for bad debts. In addition, increases in accounts receivable were offset by decreases inventory and current liabilities including accounts payable and other short term liabilities, which increased cash by approximately $307,000.

Cash provided by investing activities for the year ended December 31, 1998 totaled $13,082. This amount represents $595,573 in proceeds from the sale of marketable securities, $206,622 of proceeds from notes receivable less $329,570 used for purchaes of property and equipment and $462,543 paid on acquisitions.

Cash provided by financing activities was $1,702,429 for the year ended December 31, 1998. Funds were provided by the issuance of the Company's common stock, $875,002, proceeds from line of credit, $1,302,609 and from issuance of long-term debt $1,792,579. Funds were used redemption of Preferred Stock, $1,300,000, payments on long term debt, $617,207, payments on capital lease obligations, and payments on shareholder loans of $209,509.

As a result of the above, the Company experienced an increase in cash from $78,000 as of December 31, 1997 to $384,000 for the year ended December 31, 1998.

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

Based on a recent and ongoing assessment, the Company determined that it will be required to modify or replace portions of its software and software that has been sold to customers so that computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with the modifications it has made to existing software and conversions to new software it has eliminated any significant operational problems from the year 2000 issue.

The Company has initiated communications with its significant suppliers and major customers and determined that it should have experience any significant operational problems from any third party's failure to remedy their own Year 2000 issues.

The Company has utilized both internal and external resources to modify, and replace software for Year 2000 compliance. The Company is currently testing the modifications and new software and anticipates completing the Year 2000 project testing by May 31, 1999, which is prior to any anticipated impact on its operating systems.

The costs of the project have not been material, and the date on which the Company believes it will complete Year 2000 modification testing are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could materially differ from those anticipated.

Effect of Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company adopted SFAS 131 in its reporting for the Year Ended December 31, 1998. See Part F/S "Consolidated Financial Statements, Years ended December 31, 1998 and 1997 - Notes to Consolidated Financial Statements", Note V. No other recently issued Accounting Standards had an impact on the Company.

Item 7.   Consolidated Financial Statements

Financial Statements are referred to in Item 13(a), listed in the Index to Financial statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

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

Name                     Age       Position

Dr. Alan V. Phan         53        Chairman of the Board,
                                   President,  and Chief
                                   Executive Officer

Leonard J. Roman(1)      49        Executive Vice
                                   President, Chief
                                   Financial Officer and
                                   Director

Frederic Cohn(1)         59        Secretary, Treasurer and
                                   Director

(1) As part of a restructuring of The Hartcourt Companies, Inc., Mr. Roman and Mr. Cohn resigned their positions as Officers and Directors of The Hartcourt Companies, Inc., remaining as Officers and Directors in similar capacities of Enova Corporation. See Part I, Item 1 - "Subsequent Events".

     Dr. Alan V. Phan is the founder of the Company and has been Chairman, President, Chief Executive Officer and Chief Financial Officer since November 1993. He also is the founder of Harcourt Investments and Hartcourt Pen. See Part I, Item 1, "Description of Business--General." From 1986 to October 1993, Dr. Phan was the owner of Hartcourt Consulting, an export management firm and, from 1980 to 1986, he was the Executive Vice President of EM Kay Group (which owned Magic Marker Industries). In addition to his activities in the export and writing instrument business, Dr. Phan has been involved in gold mining operations, as manager in the Philippines (1971-1972) for Eisenberg Group, a company located in Israel. He was active in the real estate industry from 1976 until 1982 as owner of Alpha Development, a California real estate company. Dr. Phan received his academic training and degrees at Pennsylvania State University (1967), and Sussex College of Technology, Sussex England (1975).

     Leonard J. Roman has been a director since September 1998 and has 28 years of diversified public and private business management experience. From 1991 to 1994, he was General Manager and Chief Financial Officer of Cosmar Corporation, from 1995 to 1997 he was President of Trumpets Holdings, Inc. and was Executive Vice President, Chief Financial Officer of W-C Designs, Inc. He ia a CPA with a B.S. degree from St. John's University.

     Frederic Cohn has been a director and Secretary since November 1993. From 1990 to 1993, Mr. Cohn was the President and Chief Executive Officer of Aladdin Enterprises, Inc., an entertainment equipment leasing firm, located in Santa Monica, California. Mr. Cohn is a graduate of New York Law School
     (1978).

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

Rights and Preferences of Preferred Stock

Original Prefered Stock

As the sole holder of the 1,000 outstanding shares of Company Original Preferred Stock, Dr. Phan is entitled to elect 3/5 of the number of members of the Company's Board of Directors, whereas the holders of the outstanding shares of common stock are entitled to elect 2/5 of that number.

Series A 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 4,000 shares authorized with a stated value of $1,000 per share. Holders of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series A convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends to the date of redemption. Holders of Series A Convertible Preferred Stock may convert their shares into either (A) a number of shares of fully paid and non-assessable common stock of Electronic Components Systems, Inc., a Nevada Corporation, equal to .0015% of total outstanding shares of ECS or (B) shares of fully paid and non-assessable common stock of the Company. Dividends are to be declared and paid monthly. In connection with settlement of certain litigation and other claims, all outstanding shares of the Series A Preferred Stock was returned to the Company and cancelled. See Part I, Item 1 - Subsequent Events.

Series B 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 2,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series B convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. Holders of Series B convertible preferred stock may convert their shares into either (A) a number of shares of fully paid and non-assessable shares of common stock of Pego Systems, Inc., a California Corporation, equal to .015% of total outstanding shares of Pego or,
(B) shares of fully paid non-assessable common stock of the Company. Dividends are to be declared and paid monthly. In connection with settlement of certain litigation and other claims, all outstanding shares of the Series B Preferred Stock was returned to the Company and cancelled. See Part I, Item 1 - Subsequent Events.

Series AB 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 25,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series AB convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. Holders of Series AB convertible preferred stock may convert their shares into fully paid non-assessable common stock of the Company. In connection with settlement of certain litigation and other claims, all outstanding shares of the Series AB Preferred Stock was returned to the Company and cancelled. See Part I, Item 1 - Subsequent Events.

Series D Convertible Preferred Stock

Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at a par with holders of the Company's common stock, as if the Series D Convertible Preferred Stock had been converted in common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its holder, at any time, into a number of shares of common stock of the Company at a conversion rate equal to $1,000 divided by the market price of the Company's common stock. The Series D Preferred Stock was retired in March 1999, in connection with the sale of a 30% interest in ECS to the President, Mr. James Pruzin. See Part I, Item 1 - Subsequent Events.

By virtue of his activities in founding and organizing the Company, as well as his beneficial ownership of its voting securities, Dr. Phan may be deemed to be a "promoter" of the Company.

Item 10.  Executive Compensation.

The following summary compensation table sets forth certain information regarding compensation, required to be paid pursuant to an employment agreement during each of the three years ended December 31,1998, 1997 and 1996 to the person serving as the Company's Chief Executive Officer:

Name and Principal Position        Fiscal Year                Annual Salary
---------------------------        -----------               --------------

Dr. Alan V. Phan,
Chief Executive Officer            1998                      $200,000
                                   1997                      $175,000
                                   1996                      $100,000

The Company has an employment agreement with its chief executive officer, Alan Phan. During the years ended December 31, 1997 and 1996, Dr. Phan received 100% of his salary in additional shares of common stock of the Company. As Dr. Phan received no cash payments as compensation for his services during 1998, the Company expects to issue additional common shares to Dr. Phan in 1999.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 1998 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of the Company and by all directors and executive officers of the Company as a group.


Name and Address of                     Amount and Nature of               Percent of
Beneficial Owner                        Beneficial Ownership (1) (2)       Common stock
--------------------------------------  ----------------------------       ------------

Dr. Alan V. Phan                        2,891,520(3)                       14.3%
19104 South Norwalk Boulevard
Artesia, California 90701

Frederic Cohn                           100,000                            *
19104 South Norwalk Boulevard
Artesia, CA 90701

James Pruzin and Antoinette Pruzin J/T
931 E. Calle Mariposa
Tucson, AZ 85718                        2,500,000(6)                       12.4%

Dragon King Investment Services, Ltd.
c/o Fred Luke
4521 Campus Drive
Irvine, CA 92512                        880,000(7)                         4.4%

C0DE & Co.                              6,807,670(5)                       33.7%
55 Water Street 2SL
New York, NY 10041

NuOasis International, Inc.             1,300,000(4)                       6.4%
2 Park Plaza, Suite 470
Irvine, California 92714

All officers and directors
as a group                              2,991,520                          14.8%


*Less than 1%

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated. Beneficial ownership is calculated in accordance with Rule 13-d-3(d) under the Securities Exchange Act of 1934, as amended.

(2)  Except as otherwise indicated, shares held are common stock.

(3) Includes (i) an aggregate of 1,000,000 shares issuable upon conversion of 1,000 shares of Original Preferred Stock and (ii) an aggregate of 103,000 shares held by two sons who reside with Dr. Phan when not attending college and law school, respectively. As the sole holder of the 1,000 outstanding shares of Original Preferred Stock, Dr. Phan is entitled to elect 3/5 of the number of members of the Company's Board of Directors.

(4) In August 1996, the Company purchased an apartment complex located near Beijing, China for $22 million from NuOasis International, Inc. (a wholly owned subsidiary of Nona Morelli's II). The purchase price included the issuance of 4 million shares of common stock, valued at $10 million, and a promissory note to NuOasis for $12 million. The Note is due and payable on August 17, 1997 or, if construction is not complete, then the note is extended to the date the certificate of occupance is received. NuOasis is a non-affiliate of the Company. See Part I, Item 1 - Subsequent Events.

(5)  CEDE & Co. Is a deposit trust corporation (stock brokerage company).

(6) James Pruzin and his wife, Antoinette, jointly owned the former Electronic Components and Systems, Inc. ("ECS"), Arizona Corp. which was acquired by the Company on October 28, 1997. In March, 1999, Mr. Pruzin and his wife exchanged 2,000,000 of their common shares and 3,400 of their Series D Preferred Shares for a 30% interest in ECS. See Part I, Item 1 - Subsequent Events.

(7)  Subsidiary of NuOasis International, Inc.

Other than the arrangements disclosed in Part I, Item 1 - Subsequent Events, the Company is not aware of any arrangement which might result in a change in control in the future.

Item 12: Certain Relationships and Related Transactions

Dr. Alan Phan, a director, executive officer and promoter of the Company, acquired ten shares of Hartcourt Investments for nominal consideration upon its organization in April 1993. Pursuant to a stock exchange agreement dated August 8, 1994 with Eastern Rocester Limited, Harcourt Investments acquired a 60% interest in the Xinhui JV in exchange for 250,000 shares of Harcourt Investments common stock, representing 80% of the common stock of Harcourt Investments outstanding immediately subsequent to the transaction. After giving effect to this transaction, Harcourt Investments was held 80% by Eastern Rocester Limited, 3% by Dr. Phan and 18% by Pacific Rim Capital. See Part I, Item I, "Description of Business-- General" and Part III, Item 9, "Directors, Executive Officers, Promoters and Control Persons."

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

In August 1996, the Company purchased an apartment complex located near Beijing, China $22 million from NuOasis International, Inc. (a wholly owned subsidiary of Nona Morelli's II). The purchase price included the issuance of 4 million shares of common stock, valued at $10 million, and a promissory note to NuOasis for $12 million. The Note is due and payable on August 17, 1997 or, if construction is not complete, then the note is extended to the date the certificate of occupance is received. NuOasis is a non-affiliate of the Company. Under the deposit method of accounting in accordance with Financial Accounting Standards No. 66 the promissory note for $12,000,000 is currently being deferred until the complete consummation of the Peony Gardens sale. Also the 4 million shares of common stock is recorded as a deposit at December 31, 1998 and 1997. See Part I, Item 1
- Subsequent Events.

On October 3, 1997, the Company purchased the outstanding shares of Pego Systems, Inc. (Pego) where Pego became a wholly-owned subsidiary of the Company. Pego, a manufacturer's representative organization for air and gas handling equipment, offers a full line of value added services including distribution, service and manufacturing of custom process equipment packages. In connection with the purchase, the Company paid $500,000 in cash, issued 450,000 shares of restricted common stock, 1,500 shares of Series "C" redeemable preferred stock, and entered into a non-compete agreement with Pego's majority shareholder, Michael Caruana, who was prior to the acquisition, a director of the Company. See Part II, F/S, "Consolidated Financial Statements, Years Ended December 31, 1998 and 1997 - Notes to Consolidated Financial Statements, Note A. "Organization and Summary of Significant Accounting Policies".

At December 31, 1998 and 1997, the Company had outstanding advances to Dr. Alan Phan, a director, executive officer and promoter of the Company, in the amount of $142,522 and $96,691, respectively.

At December 31, 1998 and 1997, ECS had outstanding non interest bearing advances from its President in the amount of $124,206 and $110,000, respectively.

                                                     PART IV.

Item 13.  Exhibits and Reports on Form 8-K

The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

Exhibit No.                                            Description of Document

2.01 Agreement and Plan of Reorganization, dated November 5, 1994 among Stardust, Inc.-Production- Recording-Promotion, Harcourt Investments (USA) Inc. ("Harcourt USA") and the shareholders of Harcourt USA. (1)

2.02 Agreement and Plan or Reorganization dated December 1, 1994 Among Harcourt USA. The Hartcourt Pen Factory, Inc.("Hartcourt Pen") and the Hartcourt Pen shareholder. (1)

2.03 Agreement between The Hartcourt Companies, Inc. and the shareholder of Pego Systems, Inc., "Stock Purchase Agreement", dated June 29, 1997 (4)

2.04 Agreement and Plan of Reorganization, dated October 28, 1997, between The Hartcourt Companies, Inc., Electronic Component and Systems, Inc., and Pruzin Technologies, Inc. (5)

3.01 Articles of Incorporation of the Company, as amended. (1)

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

4.03 Articles of Amendment of Articles of Incorporation of The Hartcourt Companies, Inc. Designating Series B 9% Preferred Stock.

4.04 Certificate of Amendment of the Articles of Incorporation of The Hartcourt Companies, Inc. Designating Series C Preferred Stock.

4.05 Articles of Amendment of the Articles of Incorporation of The Hartcourt Companies, Inc. Designating Series D Preferred Stock.

10.01Lease   between  the  Company  and  Larry  M.  Mitobe  for  the   Company's
     headquarters facility, dated April 9, 1996. (1) 10.02 Equipment Lease between Harcourt USA and Anja Engineering Corporation, dated April 4, 1994.
     (1)

10.03Stock Exchange  Agreement between Harcourt USA and Eastern Rocester,  dated
     August 8, 1994. (1)

10.04  1995 Stock Option Plan. (1)

10.05Purchase  Contract  between The Hartcourt  Companies,  Inc. and Exceptional
     Specialty Products, Inc., dated March 21, 1996. (1)

10.06Purchase and Sale  Agreement,  dated August 8, 1996,  between The Hartcourt
     Companies, Inc. and NuOasis International, Inc., and Addendum to Purchase and Sale Contract. (1)

10.07Convertible Secured Promissory Note, dated August 8, 1996, in connection with Purchase and Sale Agreement, dated August 8, 1996 between The Hartcourt Companies, Inc. and NuOasis International, Inc.(1)

10.08Convertible Secured Promissory Note, dated August 8, 1996, in connection with Purchase and Sale Agreement, dated August 8, 1996 between The Hartcourt Companies, Inc. and NuOasis International, Inc., as amended. (1)

10.09Sales   Agreement,   dated  September  17,  1996,   between  The  Hartcourt
     Companies, Inc. and Promed International, Ltd. (1)

10.10Sales   Agreement,   dated  September  17,  1996,   between  The  Hartcourt
     Companies, Inc. and Mandarin Overseas Investment Co., Ltd. (1)

10.11Purchase  and  Sale  Agreement,  dated  September  27,  1996,  between  The
     Harcourt Companies, Inc. and CKES Acquisitions, Inc. (1)

10.12Secured  Promissory  Note,  dated  September 27, 1996,  in connection  with
     Purchase and Sale Agreement between The Hartcourt Companies, Inc. and CKES Acquisitions, Inc. (1)

10.13Consulting  Agreement,  dated  December  30,  1996,  between The  Hartcourt
     Companies, Inc. and American Equities LLC, a California limited liability company. (3)

10.14Investment  Banking  Agreement,  dated  March 1998,  between The  Hartcourt
     Companies, Inc. and DanAllen Investment Group. (2)

10.16Marketable  Securities   Agreement,   dated  July  31,  1997,  between  The
     Hartcourt Companies, Inc. and Capital Commerce, Ltd. (2)

10.17Lease  Termination  Agreement,  dated  March 24,  1998,  between  Hartcourt
     Investment (USA) Corporation and Scripto-Tokai Corporation. (2)

21.01  Subsidiaries of the Company.

23.01 Consent of Independent Certified Public Accountants.

27.01Financial  Data  Schedule.  Pursuant to Rule 12b-32  under  Securities  and
     Exchange Act of 1934, as amended.

(1) Previously filed as an exhibit to the Company's Form 10SB, File No. 97636406 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's 10-KSB, dated April 13, 1998, File No. 98592254 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's 10-KSB, dated April 15, 1997, File No. 97581142 and as amended by the Company's Form 10-KSB40/A, dated July 3, 1997, File No. 97636294. Incorporate herein by reference.

(4) Previously filed as an exhibit to the Company's Form 8-K, dated October 21, 1997, file No. 97698732 and as amended by the Company's Form 8-K/A, dated October 27, 1997, File No. 97701302. Incorporated herein by reference.

(5) Previously filed as exhibit to the Company's Form 8-K, dated November 12, 1997, File No. 97715149. Incorporated herein by reference.

b.  Reports on Form 8-K

     None.

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

                                        THE HARTCOURT COMPANIES, INC.

Date:April 15, 1998                     By:  /s/  Alan V. Phan
                                             ----------------------------------
                                                  Alan V. Phan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

/s/  Alan V. Phan             Chairman of the Board,        April 15, 1999
     ------------------------ President and Chief Executive
     Alan V. Phan             Officer

/s/  Fred Luke                Secretary, and Director       April 15, 1999
     ------------------------
     Fred Luke

/s/  Jon Lawver               Chief Financial Officer and   April 15, 1999
     ------------------------ Director
     Jon Lawver

                  THE HARTCOURT COMPANIES INC. AND SUBSIDIARIES

                          Index to Financial Statements

                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT ............................................F-1

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated balance sheets as of December 31, 1998 and 1997..........F-2-F-3

   Consolidated statements of operations for the years ended
      December 31, 1998 and 1997.........................................F-4

   Consolidated statements of changes in shareholders' equity for the years ended December 31, 1998 and 1997...................................F-5-F-6

   Consolidated statements of cash flows for the years ended
      December 31, 1998 and 1997.........................................F-7

   Notes to consolidated financial statements...........................F-8-F-37

                                           INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheets of The Hartcourt Companies, Inc. (a Utah corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that these audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note AA to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Harlan & Boettger, LLP


San Diego, California March 6, 1999,
except for Note Z, as to which, the date is March 23, 1999


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,       December 31,
                                                                                                    1998               1997
                                                                                                --------------      -------------

           ASSETS

CURRENT ASSETS
   Cash                                                                                          $     384,453      $      77,688
   Accounts receivable, net (Note B)                                                                 3,175,305          2,355,647
   Inventory (Note D)                                                                                2,613,560          3,541,321
   Notes receivable, current portion (Note E)                                                          101,523            293,673
   Prepaid expenses and other                                                                          113,068            130,554
   Prepaid consulting fees (Note L)                                                                          -            664,770
   Due from related parties (Note F)                                                                   175,907            131,398
                                                                                                 -------------      -------------

       TOTAL CURRENT ASSETS                                                                          6,563,816          7,195,051

PROPERTY AND EQUIPMENT, net (Note G)                                                                 4,262,120          3,568,507

INVESTMENTS (Note C)                                                                                11,030,000         23,381,486

NOTES RECEIVABLE, net of current portion (Note E)                                                            -          1,058,267

OTHER ASSETS                                                                                            18,423            552,289

INTANGIBLES, net (Note H)                                                                            5,198,033          9,365,000
                                                                                                 -------------       ------------

       TOTAL ASSETS                                                                                $27,072,392        $45,120,600
                                                                                                   ===========        ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                                $ 2,745,796       $  2,824,419
   Lines of credit (Note J)                                                                          1,502,609            200,000
   Notes payable - current portion (Note K)                                                          1,631,199            205,245
   Capital lease obligations - current portion (Note L)                                                290,204            200,222
   Accrued expenses and other current liabilities (Note M)                                             478,356          1,061,881
   Debentures (Note N)                                                                                  50,000             50,000
   Payables to Mexican affiliate (Note O)                                                              483,572            352,942
   Notes payable, related parties - current portion (Note P)                                           145,000            185,000
   Advances from officer (Note F)                                                                      124,206            110,000
                                                                                                  ------------      -------------

       TOTAL CURRENT LIABILITIES                                                                     7,450,942          5,189,709

NOTES PAYABLE, net of current portion (Note K)                                                       1,739,512          1,334,327

CAPITAL LEASE OBLIGATIONS, net of current portion (Note L)                                             780,760            612,477

NOTES PAYABLE, RELATED PARTIES, net of current portion (Note P)                                              -            125,000
                                                                                             -----------------      -------------

       TOTAL LIABILITIES                                                                             9,971,214          7,261,513
                                                                                                  ------------       ------------

COMMITMENTS AND CONTINGENCIES (Notes I, L, and AA)                                                           -                  -


   The accompanying notes are an integral part of these financial statements.


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                                  December 31,       December 31,
                                                                                                    1998               1997
                                                                                          --------------------       ------------


SHAREHOLDERS' EQUITY
   Preferred Stock:
   Original preferred stock, $0.01 par value, 1,000 shares
       authorized, issued and outstanding (Note R)                                                          10                 10
   Series A, $1,000 stated value, 4,000 shares authorized,
       issued and outstanding (Note R)                                                               4,000,000          4,000,000
   Series B, $1,000 stated value, 2,000 shares authorized,
       issued and outstanding (Note R)                                                               2,000,000          2,000,000
   Series C, $1,000 par value, 1,500 shares authorized, 0
       and 1,500 shares issued and outstanding at December
       31, 1998 and 1997, respectively (Note R)                                                              -          1,500,000
   Series D, $1,000 stated value, 10,000 shares authorized,
       3,400 shares issued and outstanding (Note R)                                                  3,400,000          3,400,000
   Series AB, $100 stated value, 25,000 shares authorized,
       4,050 and 0 shares issued and outstanding at December
       31, 1998 and 1997, respectively (Note R)                                                        405,000                  -
   Class A, no par, 10,000,000 shares authorized,
       none issued and outstanding                                                                           -                  -
                                                                                             -----------------  -----------------

       TOTAL PREFERRED STOCK                                                                         9,805,010         10,900,010

   Common stock, $0.001 par value, 50,000,000
       shares authorized; 19,954,382 shares issued and outstanding at
       December 31, 1998 and 16,441,739 shares issued and outstanding at
       December 31, 1997                                                                                19,955             16,442
   Stock subscription receivable                                                                      (301,000)           (26,000)
   Treasury stock, at cost (24,364 shares in 1998 and 1997)                                           (279,928)          (279,928)
   Additional paid-in capital                                                                       33,257,835         31,083,604
   Accumulated deficit                                                                             (25,400,694)        (3,835,041)
                                                                                                 -------------       ------------

       TOTAL SHAREHOLDERS' EQUITY                                                                   17,101,178         37,859,087
                                                                                                 -------------       ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 27,072,392        $45,120,600
                                                                                                  ============        ===========


   The accompanying notes are an integral part of these financial statements.


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               For the years ended December 31,
                                                                                                 1998                   1997
                                                                                               -------------           ----------

NET SALES                                                                                      $ 23,282,452            $4,723,905

COST OF SALES                                                                                    18,130,295             3,688,442
                                                                                              -------------           -----------

   Gross profit                                                                                   5,152,157             1,035,463
                                                                                              -------------           -----------

OPERATING EXPENSES
   Selling, general and administrative                                                            7,260,274             1,717,430
   Depreciation and amortization                                                                    477,527                97,154

   Impairments (Notes C and H)                                                                   17,231,138                     -

   Settlements                                                                                    1,212,327                     -
                                                                                             --------------      ----------------

           TOTAL OPERATING EXPENSES                                                              26,181,266             1,814,584
                                                                                              -------------           -----------

LOSS FROM OPERATIONS                                                                            (21,029,109)             (779,121)
                                                                                              -------------          ------------


OTHER INCOME (EXPENSES)
   Other income                                                                                      50,374                     -
   Interest expense                                                                                (380,023)             (113,026)
   Forgiveness of debt (Note X)                                                                     127,626               376,615
   Interest income                                                                                   42,236                28,184
   Exchange gain                                                                                          -                14,676
   Loss on disposal of property and equipment                                                       (70,419)                    -
                                                                                            ---------------      ----------------

           TOTAL OTHER INCOME (EXPENSE)                                                            (230,206)              306,449
                                                                                             --------------          ------------

NET LOSS BEFORE INCOME TAXES                                                                    (21,259,315)             (472,672)

   Income taxes (Note Q)                                                                             36,338                 1,700
                                                                                            ---------------         -------------

NET LOSS                                                                                       $(21,295,653)          $  (474,372)
                                                                                               ============           ===========

BASIC AND FULLY DILUTED LOSS PER SHARE (Note T)                                             $         (1.19)       $         (.05)
                                                                                            ===============        ==============
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                                                                   18,061,430            12,550,337
                                                                                              =============           ===========


   The accompanying notes are an integral part of these financial statements.


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                                Common
                                                                                               Additional      Stock
                                                           Common Stock          Preferred Stock    Paid-in    Subscription
                                             Shares       Amount      Shares       Amount       Capital       Receivable     Shares

Balance, December 31, 1996                  10,560,352    $10,560      1,000  $          10     $23,204,260  $          -    24,364

  Shares issued for settlement
     of payables                                18,672         19          -              -          40,206             -          -

  Shares issued for consulting
     agreement                                 100,000        100          -              -         149,900             -          -

  Sale of shares under Regulation S          1,788,000      1,788          -              -       1,087,212       (26,000)         -

  Shares issued to employees                   339,000        339          -              -         194,161             -          -

  Shares issued for broker/finder fees         685,715        686          -              -         599,314             -          -

  Shares issued for marketable
     securities                                      -          -      6,000      6,000,000               -             -          -

  Shares issued in connection with
     Pego acquisition                          450,000        450      1,500      1,500,000         211,051             -          -

  Shares issued in connection with ECS
     acquisition                             2,500,000      2,500      3,400      3,400,000       5,597,500             -          -

  Dividends on preferred stock                       -          -          -              -               -             -          -

  Net loss                                           -          -          -              -                -           -         -
                                      ---------------------------  -----------------------------------------------------------------

Balance, December 31, 1997                  16,441,739    $16,442     11,900    $10,900,010     $31,083,604      $(26,000)    24,364


   The accompanying notes are an integral part of these financial statements.


                                                                               Total
                                                  Treasury Stock  Accumulated Shareholders'
                                                  Amount          Deficit         Equity

Balance, December 31, 1996                      $(279,928)     $ (3,225,669)    $19,709,233

  Shares issued for settlement
     of payables                                  -               -          40,225

  Shares issued for consulting
     agreement                                    -               -         150,000

  Sale of shares under Regulation S               -               -       1,063,000

  Shares issued to employees                      -               -         194,500

  Shares issued for broker/finder fees            -               -         600,000

  Shares issued for marketable
     securities                                   -               -       6,000,000

  Shares issued in connection with
     Pego acquisition                             -               -       1,711,501

  Shares issued in connection with ECS
     acquisition                                  -               -       9,000,000

  Dividends on preferred stock                    -        (135,000)       (135,000)

  Net loss                                        -        (474,372)       (474,372)
                                             --------- -----------------  -------------

Balance, December 31, 1997                    $(279,928)    $(3,835,041)    $37,859,087



                                     F-5(a)

   The accompanying notes are an integral part of these financial statements.


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Continued)

                                                                                                                Common
                                                                                               Additional       Stock
                                                          Common Stock   referred Stock        Paid-in          Subscription
                                            Shares        Amount      Shares         Amount    Capital          Receivable


Balance, December 31, 1997                  16,441,739    $16,442     11,900    $10,900,010     $31,083,604     $ (26,000)

  Sale of shares under Regulation S          2,000,000      2,000          -              -       1,123,002      (300,000)

  Stock subscription received                        -          -          -              -               -        25,000

  Shares issued to employees and
     Board of Directors                        377,857        378          -              -         196,123             -

  Shares issued for purchase of Pacific
     Pneumatics, Inc.                            9,796         10          -              -          14,990             -

  Shares issued for purchase of Elan
     Manufacturing                             724,990        725          -              -         615,516             -

  Preferred stock redeemed for cash                  -          -     (1,300)    (1,300,000)              -             -

  Preferred stock exchanged for common
     stock                                     200,000        200       (200)      (200,000)        199,800             -

  Shares issued to investors                   200,000        200          -              -          24,800             -

  Preferred stock dividend                           -          -      4,050        405,000               -             -

  Net loss                                           -          -           -                -                -           -
                                           ---------------------------  ----------------------------------------------------

Balance, December 31, 1998                      19,954,382    $19,955     14,450     $9,805,010     $33,257,835     $(301,000)
                                                ===========    =======    =======     ==========     ===========     =========

                                     F-5(c)

   The accompanying notes are an integral part of these financial statements.



                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Continued)


                                                                                Total
                                              Treasury Stock      Accumulated   Shareholders'
                                           Shares     Amount       Deficit         Equity


Balance, December 31, 1997                 24,364$    (279,928)$   (3,835,041)  $37,859,087

  Sale of shares under Regulation S         -           -               -           825,002

  Stock subscription received               -           -               -            25,000

  Shares issued to employees and
     Board of Directors                     -           -               -           196,501

  Shares issued for purchase of Pacific
     Pneumatics, Inc.                       -           -               -            15,000

  Shares issued for purchase of Elan
     Manufacturing                          -           -               -           616,241

  Preferred stock redeemed for cash         -           -               -        (1,300,000)

  Preferred stock exchanged for common
     stock                                  -           -               -                 0

  Shares issued to investors                -           -               -            25,000

  Preferred stock dividend                  -           -            (270,000)       135,000

  Net loss                                  -             -        (21,295,653)   (21,295,653)
                                        ----------------------------------         -------------

Balance, December 31, 1998                  24,364   $(279,928)   $(25,400,694)   $ 17,101,178
                                        ===========  ==========   =============   =============


   The accompanying notes are an integral part of these financial statements.


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the years ended December 31,
                                                                                         1998                    1997
                                                                                       ------------            ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                             $(21,295,653)           $  (474,372)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Loss on sale of equipment                                                               70,419                      -
     Write down on note receivable                                                        1,043,795                      -
     Depreciation                                                                           405,481                 73,613
     Amortization                                                                           411,928                 71,390
     Allowance for doubtful accounts                                                        (27,003)                57,443
     Impairments                                                                         17,231,138                      -
     Forgiveness of debt                                                                    (90,000)              (376,615)
     Accrued interest income                                                                      -                (26,494)
     Stock issued for services                                                              196,501                      -
     Inventory valuation                                                                     50,000                      -
     Settlements                                                                          1,212,327                      -
     Changes in operating assets and liabilities:
         Accounts receivable                                                               (731,054)              (275,772)
         Inventory                                                                          923,046               (413,340)
         Prepaid expenses and other                                                          13,938                110,790
         Accounts payable and accrued expenses                                             (758,243)               562,858
         Payables to Mexican affiliate                                                      130,630               (112,001)
         Other liabilities                                                                  (95,996)                     -
                                                                                     --------------       ----------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (1,308,746)              (802,500)
                                                                                      -------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                      (329,570)               (59,239)
  Proceeds on sale of equipment                                                               3,000                      -
  Proceeds on sale of marketable securities                                                 595,573                525,034
  Proceeds on notes receivable                                                              206,622                 37,990
  Payments on notes receivable                                                                    -                (35,000)
  Payments on acquisitions                                                                 (462,543)              (750,000)
                                                                                      -------------           ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                          13,082               (281,215)
                                                                                     --------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock subscriptions                                                                (15,000)               (30,000)
  Proceeds on loans from shareholders                                                             -                110,000
  Proceeds from issuance of common stock                                                    875,002              1,063,000
  Net proceeds from line of credit                                                        1,302,609                100,000
  Payments on loans from shareholders                                                      (209,509)               (84,258)
  Payments on capital lease obligations                                                    (226,045)               (26,767)
  Payments on long-term debt                                                               (617,207)               (21,394)
  Proceeds from issuance of long-term debt                                                1,792,579                      -
  Proceeds on debentures                                                                          -                 50,000
  Redeemed preferred stock                                                               (1,300,000)                     -
                                                                                     --------------       ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 1,602,429              1,160,581
                                                                                     --------------            -----------

NET INCREASE IN CASH                                                                        306,765                 76,866

CASH, BEGINNING OF YEAR                                                                      77,688                    822
                                                                                    ---------------         --------------

CASH, END OF YEAR                                                                    $      384,453            $    77,688
                                                                                     ==============            ===========

   The accompanying notes are an integral part of these financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.      Organization and Summary of Significant Accounting Policies:

        Organization and Nature of Operations

        Hartcourt Investments (USA), Inc., (Hartcourt Investments) was incorporated on April 23, 1993. Principal business activities are the design, manufacture and sale of writing instruments. During its first two years of operation, Hartcourt Nevada used foreign contract manufacturers to produce various types of pens and markers which were then imported for sale in the U.S. market. In August 1994, Hartcourt Investments acquired a 60% interest in Xinhui Harchy Modern Pens, Ltd. Joint Venture (Xinhui JV) owned by a Hong Kong corporation for common stock valued at $2,149,200. Xinhui JV is located in the Guangdong Province of China. Pursuant to an amendment to the joint venture agreement governing the Xinhui JV entered into in October 1995, the Company's interest was reduced to a 52% interest in Xinhui JV. In September 1996, Hartcourt Investments sold its investment in Xinhui JV to CKES, Inc. of Sunnyvale, California (Notes C and E).

        In November 1994, Stardust, Inc., Production-Recording-Promotion (Stardust) acquired 100% of the outstanding shares of Hartcourt
        Investments for 8,280,000 shares of its common stock in a transaction accounted for as a recapitalization of Hartcourt Investments with Hartcourt Investments as the acquiree (reverse acquisition). Therefore, the historic cost of assets and liabilities were carried forward to the consolidated entity. In 1995 and 1996, reverse stock splits changed the number of shares issued and outstanding to 6,110,337, then to 2,735,952. The consolidated financial statements were restated to reflect this capital stock transaction. Stardust's name was changed to the "The Hartcourt Companies, Inc."

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


A.      Organization and Summary of Significant Accounting Policies: (continued)

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

        On October 28, 1997, the Company, through a wholly-owned subsidiary, acquired Electronic Components and Systems, Inc. (ECS) and Pruzin Technologies, Inc. (Pruzin), a related entity of ECS. ECS and Pruzin specialize in high technology contract manufacturing and assembly of printed circuit boards, phone and cable wires. ECS has three facilities in Arizona and one in California and has a service contract with a maquiladora in the free trade zone in Sonora, Mexico. The Company issued 3,400 shares of Series D convertible preferred stock, 2,500,000 shares of the Company's common stock, $250,000 in cash and a $250,000 promissory note (Notes C and P).

        ECS maintains manufacturing operations under maquiladora agreements in Nogales, Mexico. The 100% shareholder of the maquiladora is also the President of ECS. A substantial amount of ECS's cables and electronic components are manufactured and assembled at the Mexico facility.

        Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of The Hartcourt Companies, Inc. and its wholly-owned subsidiaries; Hartcourt Investments, which includes the accounts of Hartcourt Pen, Pego Systems, Inc., and Electronic Components and Systems, Inc. For purposes of these consolidated financial statements, The Hartcourt Companies, Inc. and its subsidiaries will be referred to collectively as "the Company". All material intercompany transactions and balances have been eliminated.

        Cash and Cash Equivalents

        For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

A.      Organization and Summary of Significant Accounting Policies: (continued)

        Accounts Receivable

        In the normal course of business, the Company extends unsecured credit to customers located in North America. Credit is extended based on an evaluation of the customer's financial condition. The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the period. The allowance for doubtful accounts was $49,474 and $76,477 at December 31, 1998 and 1997, respectively. It is reasonably possible that the Company's estimate of allowance for doubtful accounts will change. Such a change could be material to the consolidated financial statements.

        Inventory

        Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method, and includes material, labor, and overhead.

        Property and Equipment

        Property and equipment are stated at cost or estimated fair market value on the date of acquisition. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis ranging from five to twenty years. The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions. It is reasonably possible that the Company's estimate to recover the carrying amount of property and equipment will change.

        Investments

        Investments are provided for using the deposit method of accounting in accordance with Statement of Financial Accounting Standards No. 66 (SFAS No. 66), "Accounting for Sales of Real Estate." The deposit method of accounting is used until a sale has been consummated. "Consummation" usually requires that all conditions precedent to closing have been performed, including that the buildings, in the Peony Gardens acquisition, be certified for occupancy and that the geological survey of the Lodestar claims in Alaska have a minimum value of $10,000,000 (Note C).

        Intangibles

        Goodwill and other intangible assets are amortized on the straight-line basis over the estimated future periods to be benefitted (not exceeding 25 years). Goodwill, the excess of the Company's purchase price over the fair value of the net assets acquired, is amortized over 25 years. The covenant not to compete is amortized on the straight line basis over five years. It is reasonably possible that the Company's estimate of the recoverability of goodwill will change. Such a change could be material to the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

A.      Organization and Summary of Significant Accounting Policies: (continued)

        Advertising Costs

        Advertising costs are generally expensed as incurred. Advertising expense included in selling, general and administrative expenses were $62,745 and $84,573 for 1998 and 1997, respectively.

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

        Income Taxes

        Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. The components of the deferred tax asset and liability are individually classified as current and non-current based on their characteristics.

        Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        Reclassification

        Certain 1997 amounts have been reclassified to conform to the 1998 consolidated financial statement presentation. These reclassifications have no effect on previously reported net loss.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

A.      Organization and Summary of Significant Accounting Policies: (continued)

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

        Stock Option Plan

        Effective January 1, 1996, the Company adopted a method of accounting for stock-based compensation plans as required by Statement of Financial Accounting Standard No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation". SFAS No. 123 allows for two methods of valuating stock-based compensation. The first method allows for the continuing application of Accounting Principle Board Opinion No. 25 (APB No. 25) in measuring stock-based compensation, while complying with the disclosure requirements of SFAS No. 123. The second method uses an option pricing model to value stock compensation and record as such within the consolidated financial statements. The Company will continue to apply APB No. 25, while complying with SFAS No. 123 disclosure requirements (Note S).

        Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Impairment of Long-Lived Assets

        The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

        The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Accordingly, based on these evaluations, management has adjusted the carrying value of investments and goodwill in 1998 (Notes C and H).

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

A.      Organization and Summary of Significant Accounting Policies: (continued)

        Fair Value of Financial Instruments

        The following methods and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

        Cash and cash equivalents: The carrying amount approximates fair value because of the short period to maturity of the instruments.

        Marketable securities: For marketable securities, the carrying amounts approximate the remaining guaranteed value.

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

B.      Accounts Receivable:


        Accounts receivable consists of the following:
                                                                                December 31,        December 31,
                                                                                  1998               1997
                                                                                ------------        ------------

           Accounts receivable, unassigned                                      $3,224,779           $2,239,065
           Accounts receivable, assigned (Note I)                                        -              193,059
                                                                          ----------------          -----------

                                                                                 3,224,779            2,432,124

           Less allowance for doubtful accounts                                    (49,474)             (76,477)
                                                                              ------------         ------------

                                                                                $3,175,305           $2,355,647
                                                                                ==========           ==========


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

C.      Investments and Business Acquisitions:

        Sale of Xinhui Joint Venture

        In September 1996, the Company sold its Xinhui joint venture interest to CKES, Inc. located in Sunnyvale, California. Hartcourt Investments owned a 52% interest in Xinhui Harcy Modern Pens, Ltd., a joint venture in the Peoples Republic of China. The joint venture interest was sold for a $3 million dollar note receivable which is payable in 60 equal monthly installments of $50,000 each, beginning October 1, 1998. Interest accrues at 6% per annum and is payable in full at the end of the loan period. The note receivable is secured by a security agreement and allows the Company to have a security interest in substantially all assets of CKES, Inc. (Note E).

        Generally accepted accounting principles require the recording of the note receivable at its fair value when the face amount does not reasonably represent the value of consideration received. Under Accounting Principles Board No. 21, the note receivable was discounted $753,985 to its approximate fair value at December 31, 1996. Per
        Financial Accounting Standards No. 114, the note receivable was considered impaired at December 31, 1996 due to the present operating condition of the Xinhui plant and the length of time before payment begins by CKES, Inc. At December 31, 1996, the Company reserved $1,202,220 of the receivable due to payments being deferred to a later period. At December 31, 1997, the impairment was increased $364,110 to a balance of $1,584,330 to offset the amortization of the discounts. At December 31, 1998, the impairment was increased $1,043,795 to reduce the carrying value of the note to zero.

        Investment in Peony Gardens

        In August 1996, the Company purchased an apartment complex located near Beijing, China for $22 million from NuOasis International, Inc.
        (NuOasis). The purchase price included the issuance of 4.6 million shares of common stock, valued at $10 million, and a promissory note to NuOasis for $12 million. The Note is due and payable upon completion of construction and the date the certificate of occupancy is received. Under the deposit method of accounting in accordance with SFAS No. 66, the promissory note for $12,000,000 was being deferred until the complete consummation of the Peony Gardens sale. Additionally, the 4 million shares of common stock was recorded as a deposit at December 31, 1998 and 1997. At December 31, 1997, the construction of the complex has been halted due to the downturn in the economy in Asia. The Company has the unilateral option of extending the date for completion of the contract or rescinding the purchase contract. In March 1999, the Company exchanged the property for marketable securities (Note Z).

        Investment in Alaskan Gold Claims

        In September 1996, the Company purchased a 50% interest in 68 gold mining claims encompassing 320 acres of land in the state of Alaska for $6 million. The purchase was made by issuing 1,298,700 shares of the Company's common stock. Under the deposit method of accounting in accordance with SFAS No. 66, the 1,298,700 shares of common stock was recorded as a deposit at December 31, 1998 and 1997 pending a formal geological survey of the land. In March 1999, the Company entered into a settlement agreement whereby, the property was disposed of (Note Z).

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

C.      Investments and Business Acquisitions: (continued)

        Purchase of Pego Systems, Inc.

        On October 3, 1997, the Company purchased all the outstanding shares of Pego Systems, Inc. (Pego). Payment terms of the transaction include a cash payment of $500,000, the issuance of $450,000 of restricted common stock and 1,500 shares or $1,500,000 of Series C Redeemable Preferred Stock. Included in the acquisition price is a covenant not-to compete (Note H). The excess purchase price over the fair value of the net assets of $1,326,083 was recorded as goodwill and is being amortized over 25 years (Note H). In 1999, the Company redeemed the Series C Preferred Stock.

        Purchase   of   Electronic  Components  and  Systems,  Inc.  and  Pruzin
        Technologies, Inc.

        On October 28, 1997, the Company acquired Electronic Components and Systems, Inc. and Pruzin Technologies, Inc. through a tax-free reorganization. The Company paid $250,000 in cash, issued a note for $250,000, issued 3,400 shares of Series D 9% Convertible Preferred Stock and 2,500,000 shares of common stock. The excess purchase price over the fair value of the net assets of $8,010,307 was recorded as goodwill and is being amortized over 25 years (Note H). During March 1999, the Company issued 65% of the common stock in ECS as part of settlement agreements (Note Z). As part of these transactions, The Hartcourt Companies will be surrendering control of ECS, and therefore, ECS will not be consolidated with Hartcourt subsequent to the consummation of the agreements.

        Purchase of Elan Manufacturing, Inc

        On August 24, 1998, the Company through its ECS subsidiary, purchased all outstanding shares of Elan Manufacturing, Inc. (Elan). Payment terms of the transaction include issuance of 693,224 shares of Hartcourt common stock with a guaranteed value of $.85 per share for a total of $559,241. The Company guarantees that the value of the common stock issued shall be no less than $.85 per share on September 1, 1999. Should the stock price be below $.85 per share, the Company shall, at the option of the shareholders, either issue additional unrestricted common shares or pay the difference in cash. The excess purchase price over the fair value of the net assets which totaled $892,642 was recorded as goodwill (Note H). The activity of Elan represents less than 10% of all activity of the Company.

        Purchase of Pacific Pneumatics, Inc.

        On August 6, 1998, the Company through its Pego subsidiary, purchased all outstanding shares of Pacific Pneumatics, Inc. (Pacific). Payment terms of the transaction include $235,000 of cash and 9,796 shares of Company common stock valued at $15,000. Included in the acquisition price is a covenant not-to compete (Note H). The excess purchase price over the fair value of the net assets which totaled $442,543 was recorded as goodwill (Note H). The activity of Pacific represents less than 10% of all activity of the Company.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

C.      Investments and Business Acquisitions: (continued)

        Purchase of Assets of SM Technology, Inc.

        On December 17, 1998, the Company through its ECS subsidiary, purchased a book of business from SM Technology, Inc. (SM) in exchange for cash in the amount of $10,001 and a note payable due to the majority shareholder of SM in the amount of $350,000. The value of the intangible assets at the acquisition date was $10,001. The excess purchase price over the fair value of the assets which totaled $350,000 was recorded as goodwill (Note H). Due to certain misunderstanding involving the transaction, the Company is currently renegotiating the purchase price.

        Marketable Securities

        In July 1997, the Company entered into an agreement with Capital Commerce, Ltd. (Capital) (an Isle of Man Corporation) whereby Capital agreed to provide the Company $6,000,000 in free trading securities for the purchase of Pego Systems, Inc. and the formation of Electronic Components and Systems, Inc., a Nevada Corporation. The agreement stipulates that should the value of the stock received by the Company decrease, Capital shall compensate the Company for such reduction by issuing additional shares to equate the total value of $6,000,000. In consideration for the $6,000,000 in securities, the Company issued to Capital $4,000,000 in Series A and $2,000,000 in Series B, both 9% convertible preferred stock (Note R). Dividends are declared and paid monthly at 9% per annum. Terms of this agreement are over a ten year period. Included in accrued expenses at December 31, 1997 is accrued dividends of $135,000 associated with this agreement. Marketable securities are recorded at the remaining guaranteed value of the agreement at December 31, 1998 and 1997. Due to the Company's inability to sell the marketable securities, in March 1999, the Company reached an agreement to return the remaining securities it had received to Capital (Note Z).

        The following is a summary of investments at December 31, 1998 and 1997 and the result of agreements reached (Note Z):


                                                                              December 31,         December 31,
                                                                                1998                 1997
                                                                             -------------         ------------

           Marketable securities                                             $   4,894,393         $  5,474,966
           Peony gardens                                                        11,932,500           11,932,500
           Alaskan gold mines                                                    5,974,020            5,974,020
                                                                             -------------         ------------

               Balance                                                          22,800,913          $23,381,486
                                                                              ------------          ===========

           1998 Impairments (Note Z):

           Peony Gardens                                                        (6,932,500)
           Alaskan goldmines                                                    (4,838,413)

           Total impairments                                                   (11,770,913)

           Balance at December 31, 1998                                         11,030,000

           1999 Adjustments for return of company stock (Note Z)                (6,030,000)
                                                                            --------------

           Balance of assets in March 1999 (Note Z)                          $   5,000,000
                                                                             =============


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

D.      Inventory:


        Inventory consists of the following:

                                                                              December 31,         December 31,
                                                                                1998                 1997
                                                                              ------------          -----------

               Raw materials                                                    $2,308,807          $2,756, 923
               Work-in-process                                                     158,388              378,602
               Finished goods                                                      196,365              405,796
                                                                               -----------         ------------

                                                                                 2,663,560            3,541,321

                  Less: valuation allowance                                        (50,000)                   -
                                                                              ------------     ----------------

                                                                                $2,613,560           $3,541,321
                                                                                ==========           ==========


E.      Notes Receivable:


        Notes receivable consist of the following:
                                                                                     December 31,        December 31,
                                                                                     1998                1997
                                                                                     ------------        -------------

        Note  receivable  from former  attorney Kevin Quinn,  interest at 9% per annum; due on demand; secured by real estate. Included in the balance is
        accrued interest of $8,871 at December 31, 1998 and 1997.                    $   91,523              $111,523

        Note receivable from individual, principal and interest at 5% per annum, due in  fourteen  monthly  installments  of  $300,  then  fifty  monthly installments  of $622,  with the final  payment  due  February  1, 2003;
        unsecured.                                                                        10,000               30,510

        Note receivable from CKES  Acquisitions,  Inc.,  $3,000,000 face amount, interest  at 6% per annum,  due in  monthly  principal  installments  of
        $50,000 beginning  October 1, 1998;  secured by substantially all assets of CKES;  interest  and unpaid  principal  due and payable on October 1,
        2003. The note has been fully impaired. (Note C)                                  -                  1,043,795



                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

E.      Notes Receivable: (continued)
                                                                                     December 31,        December 31,
                                                                                     1998                1997

        Note receivable from Yafa, Inc., interest at 9% per annum, due in monthly principal installments of $2,000; accrued interest and unpaid principal due and payable on or before August 15, 1999; secured by common stock of Yafa, Inc. Included in the balance is accrued interest of $0 and $18,113 at December 31, 1998 and 1997, respectively.

                                                                                     -                   164,112
                Other                                                                -                     2,000
                                                                                     ------------        -------------

                Total                                                                101,523             1,351,940

                Less current portion                                                 (101,523)           (293,673)
                                                                                     ----------          ------------

                Notes receivable, net of current portion                             $     -             $1,058,267
                                                                                     ===========         ===========



F.      Related Party Transactions:

        Related party loans receivable consist of the following:

                                                                                December 31,        December 31,
                                                                                1998                1997
                                                                                -----------         -----------

        Loan to officer of Hartcourt, unsecured;
        non-interest bearing; due on demand.                                     $ 142,522          $   96,691

        Loan to officer of ECS, unsecured;
        non-interest bearing; due on demand.                                        33,385              31,009

        Loan to officer of ECS, unsecured;
        non-interest bearing; due on demand.                                             -               3,698
                                                                                -----------         -----------

                Total related party loans receivable                               175,907             131,398

                Less current portion                                              (175,907)           (131,398)
                                                                                ----------          ----------

                                                                                $        -          $        -
                                                                                =============       =============

        At December 31, 1998 and 1997, the Company has $124,206 and $110,000, respectively, of advances from the President of ECS which are unsecured, non interest bearing and due on demand.
        The terms were re-negotiated in 1999 (Note Z).

        During 1998, the Company issued 377,857 shares of common stock valued at $196,501 to employees and the Board of Directors of the Company. The common stock was valued at the market price of the stock on the date of issuance. Additionally, in February 1999, the Company issued 205,000 shares of common stock to employees of the Company.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

G.      Property and Equipment:


        Property and equipment are summarized as follows:                     December 31,        December 31,
                                                                               1998                1997
                                                                             --------------        -------------

                Machinery and equipment                                         $3,125,935          $2,166,792
                Building                                                         1,213,571           1,213,571
                Furniture and fixtures                                              95,727             109,706
                Office equipment and computers                                     245,227             104,028
                Vehicles                                                            52,109              46,656
                Leasehold improvements                                              35,058              27,781
                                                                             -------------        ------------

                                                                                 4,767,627           3,668,534

                Less accumulated depreciation and amortization                    (505,507)           (100,027)
                                                                              ------------        ------------

                Property and equipment, net                                     $4,262,120          $3,568,507
                                                                                ==========          ==========

H.      Intangibles:


        Intangibles are summarized as follows:                                December 31,       December 31,
                                                                               1998                1997
                                                                              -------------      --------------

                Goodwill                                                       $11,021,575          $9,336,390
                Covenant not to compete                                            110,000             100,000
                Other                                                               10,001                   -
                                                                              ---------------    ----------------

                                                                                11,141,576           9,436,390

                Less accumulated amortization                                     (483,318)            (71,390)
                                                                              --------------        ------------

                                                                                10,658,258           9,365,000

                Impairment of goodwill                                          (5,460,225)                  -
                                                                              ------------    ----------------

                Intangibles, net                                               $ 5,198,033          $9,365,000
                                                                               ===========          ==========


        Goodwill consists of amounts paid in excess of the fair value of the net assets in the acquisitions. In accordance with Statement of Financial Accounting Standards No. 121, (SFAS No.121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", management has evaluated the recoverability of intangible assets. Based on the reduction in the Company's ownership interest of ECS and losses from operations, the Company has recorded an impairment of $4,469,144 to the goodwill of ECS for the year ended December 31, 1998. The resulting fair value will be reduced to zero in 1999 upon the recording of the James Pruzin agreement (Note Z). Additionally, due to losses from operations of Pego, the Company has recorded an impairment of $991,081 to the goodwill of Pego for the year ended December 31, 1998. The impairments of goodwill are included in operating expenses in the accompanying consolidated statements of operations.

        The covenant not-to compete agreement is with the former shareholder of Pego and is in effect for a five year period.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

I.      Assigned Accounts Receivable:

        ECS had a factoring agreement with a finance company with a limit of $1,500,000 which expired on May 10, 1998. Under the factoring agreement, the factor purchased substantially all trade accounts receivable for one of ECS's major customers, Next Level Systems, Inc. ECS was contingently liable to the factor for merchandise disputes, customer claims, and other chargebacks on eligible receivables. As collateral, the Company granted a continuing security interest in substantially all assets of ECS. The proceeds received from the factor for the year ended December 31, 1998 and 1997 totaled $2,411,329 and $1,694,313, respectively.

J.      Lines of Credit:

        The Company has a line of credit agreement with a bank with a credit limit of the lessor of $2,000,000 or 80% of eligible accounts receivable of ECS. Borrowings are at the discretion of the bank and bear interest at the bank's prime rate plus 1.5% per annum, 9.25% at December 31, 1998. The agreement is secured by a UCC-1 filing on substantially all assets of ECS. The agreement shall remain in place until terminated by 30 day notice by either party. The agreement requires the maintenance of financial covenants which include; tangible net worth not less than $2,400,000, a ratio of current assets to current liabilities of not less than 1.0 to 1.0, a ratio of total liabilities to tangible net worth of not less than 2.5 to 1.0, a ratio of cash flows to fixed charges of 1.25 to 1.0, and a limit on annual capital expenditures. The Company was in violation of certain covenants at December 31, 1998. Accordingly, the bank may terminate the agreement without notice. At December 31, 1998, $1,452,609 was outstanding under this agreement.

        The Company has a line of credit agreement with a bank with a credit limit of $50,000. Borrowings are at the discretion of the bank and bear interest at the bank's prime rate plus 5.5% per annum, 13.25% at December 31, 1998. The line of credit is due on demand and is unsecured. At December 31, 1998, $50,000 was outstanding under this agreement.

        The Company has a secured line of credit agreement with a bank which provides that it may borrow up to $300,000 at the bank's prime rate of interest, 9% at December 31, 1998. The line of credit is secured by inventory, equipment, and accounts receivable of Pego. The line of credit is due on demand. At December 31, 1998, $300,000 was available under this agreement.

K.      Notes Payable:


        Notes payable are summarized as follows:
                                                                                     December 31,   December 31,
                                                                                     1998           1997

        Note payable,  individual,  monthly  principal and interest  payments of
        $9,544 including  interest at 8.5% per annum; due November 2024; secured
        by land and building.                                                        $1,197,345     $1,209,528


                                  THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


K.      Notes Payable: (continued)
                                                                                     December 31,   December 31,
                                                                                     1998           1997

        Note payable, bank, monthly installments of $34,306 plus interest at the bank's prime rate plus 2% per annum, 10.5% at December 31, 1998; secured by  substantially  all assets of Pego; all unpaid principal and interest due in full on June 5,  2001.  The  agreement  requires  maintenance  of financial  covenants on a quarterly  basis which  include:  tangible net worth not less than $1,400,000,  quick assets to current liabilities not less than 1.75 to 1, cash flow  coverage  of not less than 1.3 to 1, and other restrictions of certain assets of the parent company.  The Company was in  violation  of the  restriction  provisions  of the  agreement at
        December 31, 1998. Accordingly, the bank may demand payment in full.         1,097,776      -

        Note  payable,  former  owner  of  Pacific  Pneumatics,   Inc.,  monthly
        principal and interest payments of $3,146 including interest at 6.5% per
        annum; due May 2010; unsecured.                                              300,830        -

        Notes  payable,  former  owner  of  Pacific  Pneumatics,  Inc.,  monthly principal  and interest  payments of $780  including  interest at 6% per
        annum; due June 2005; unsecured.                                             49,724         -

        Note payable,  former owner of SM Technologies,  Inc., monthly principal payments of $10,000 until paid in full; non-interest bearing; secured by
        certain accounts receivable and machinery of ECS.                            350,000        -

        Note payable,  bank,  monthly interest  payments at the bank's base rate plus 2%, 9.75% at December 31, 1998; secured by substantially all assets
        of the Company; unpaid principal due March 5, 1999.                          150,000        -

        Note payable,  unrelated  third party,  monthly  installments  of $4,000 including  interest at 12% per annum;  unsecured;  unpaid  principal and
        interest due June 1999.                                                      22,000         -

        Note  payable,  former owner of Elan  Manufacturing,  Inc.,  interest at
        10.3% per annum;  unsecured;  unpaid principal and interest due April 1,
        1999.                                                                        92,008         -

        Note payable, former owner of Elan Manufacturing,  Inc., interest at 10%
        per annum; unsecured; unpaid principal and  interest due upon demand.        16,195         -


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


K.      Notes Payable: (continued)

                                                                                     December 31,   December 31,
                                                                                     1998           1997

        Note payable,  Anja Engineering,  interest at 10% per annum,  payment of
        $100,000 due May 15, 1998, thereafter,  quarterly principal and interest payments of $6,415  beginning  August 1998 through May 2003;  unsecured.
        (Note X)                                                                     10,000         200,000

        Note  payable,   financial  institution,   monthly  payments  of  $8,039
        including  interest at 12.29%;  collateralized  by  equipment of ECS and personally  guaranteed  by the  President of ECS; due June 1999.  During
        1998,  certain  machinery  securing the note was sold which violated the covenants  pursuant to the note agreement.  As a result,  the lender may
        call the note at any time.                                                   59,833         130,044

                 Other                                                               25,000         -
                                                                                     ------------   --------

                 Total                                                               3,370,711      1,539,572

                 Less current portion                                                (1,631,199)    (205,245)
                                                                                     ------------   ------------

                 Notes payable, net of current portion                               $ 1,739,512    $1,334,327
                                                                                     ===========    ==========


        The following is a summary of principal maturities of notes payable:

             Year ending December 31,

                         1999           $1,631,199
                         2000           161,217
                         2001           154,262
                         2002           47,534
                         2003           51,056
                         Thereafter     1,325,443
                                        -----------
                         Total          $3,370,711

L.      Commitments and Contingencies:

        Operating Leases

        The Company leases its facilities under long-term, non-cancelable lease agreements expiring at various dates through June 2004. The noncancelable operating lease agreements provide that the Company pays property taxes, insurance and certain operating expenses applicable to the leased premises. Rent expense for the years ended December 31, 1998 and 1997 was $596,531 and $68,023, respectively. The Company also leases vehicles and equipment under various long-term agreements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

L.      Commitments and Contingencies: (continued)

        The future minimum annual lease payments required under the operating leases are as follows:


                  Year ending
                 December 31,                             Vehicles      Facilities        Equipment       Total
                 ------------                             --------    --------------      ---------    -----------

                   1999                                    $22,874          $285,509      $  55,206       $365,588
                   2000                                     15,478           193,200         55,206        265,884
                   2001                                     12,536           153,600         55,206        223,343
                   2002                                          -            21,600         55,206         78,808
                   2003                                          -            21,600         18,402         42,005
                   Thereafter                                    -            10,800              -         10,800
                                                       -----------         ---------  -------------      ---------

                 Total future lease payments               $50,888          $686,309       $239,226       $986,428
                                                           =======          ========       ========       ========


        Capital Leases

        Pego and ECS lease machinery, equipment and vehicles under capital leases. The economic substance of the leases is that the Company is financing the acquisition of the machinery, equipment and vehicles through the leases, and, accordingly, they are recorded in the Company's assets and liabilities. The following is an analysis of the book value of the leased assets included in property and equipment at December 31, 1998:

                 Cost                        $1,467,977
                 Accumulated depreciation    (140,017)

                                             $1,327,960

        The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of December 31, 1998:

                      Year ending
                     December 31,

                         1999                          $  379,670
                         2000                             336,289
                         2001                             303,092
                         2002                             189,176
                         2003                              62,157
                                                       ----------

                 Total future capital lease payments   1,270,384

                 Less amount representing interest     (199,420)

                 Net present value of minimum lease
                 payments                              1,070,964

                 Less current portion of capital
                 lease obligations                      (290,204)
                                                        -----------

                 Capital lease obligations, net of
                 current portion                       $  780,760
                                                       ==========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

        At December 31, 1998, $1,016,273 of the total capital lease obligations was personally guaranteed by the President of ECS.

L.      Commitments and Contingencies: (continued)

        Consulting Agreements

        On December 30, 1996, the Company entered into a consulting agreement with American Equities, LLC (American Equities), a California Limited Liability Company which expires on December 31, 2001. Pursuant to the terms of the agreement, the Company issued 1,000,000 common shares at $1.50 per share as an advance against future fees to be earned by American Equities. The Company also advanced 300,000 common shares at $0.50 per share to American Equities for future operating expenses. Both transactions have been discounted due to the restriction on the shares issued. During 1997, the Company expensed to operations $385,230 of consulting fees from the following: $150,000 (300,000 shares at $0.50 per share) of prepaid expenses, $45,230 of prepaid consulting fees from a 2% financial restructuring fee for the Pego acquisition, and $190,000 of prepaid consulting fees from a 2% financial restructuring fee for the ECS acquisition. In March 1999, the Company reached an agreement with American Equities, whereby, it was determined that all fees were earned (Note Z). Accordingly, the balance of prepaid consulting fees were written off to operating expenses during the year ended December 31, 1998.

        In February 1997, the Company entered into a consulting agreement with Dan Allen Investment Corporation. Terms of the agreement include providing consulting services to the Company for locating and purchasing companies for a one year period. The Company issued 100,000 shares of common stock at $1.50 per share as a retainer to Dan Allen Investment Corporation for future acquisitions. This transaction was discounted due to the restriction on the shares issued. The agreement expired in 1998 and no services were received.

M.      Accrued Expenses and Other Current Liabilities:

        Accrued expenses and other current liabilities are summarized as follows:


                                                                                 December 31,         December 31,
                                                                                  1998                 1997

                 Accrued wages                                                   $163,143           $   175,000
                 Accrued commissions                                              105,951                42,003
                 Prepaid credits                                                   84,163               110,202
                 Accrued sales taxes                                               23,127                46,488
                 Accrued dividends (Note R)                                             -               135,000
                 Accrued brokers fees                                                   -               437,000
                 Other current liabilities                                        101,972               116,188
                                                                                ---------          ------------

                                                                                 $478,356            $1,061,881
                                                                                 ========            ==========

        Accrued broker fees represent amounts payable for services provided for the acquisition of ECS (Note C).

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

N.      Debentures:


        Debentures consist of the following:

                                                                                     December 31,        December 31,
                                                                                     1998                1997

        Eighteen-month Series "A" Convertible Debentures, principal due November
        1998,  interest  at 10% per annum  and paid at the end of each  quarter.
        Interest  payments  can be either  cash or shares  of  Hartcourt  common stock, at the holder's option. Debentures were discounted 35% to $32,500 for  cash  proceeds  held  in  escrow,  $17,500  of  interest  has  been
        capitalized and will be amortized over the eighteen month period.            $ 50,000            $  50,000
                                                                                     ---------             ---------
             Total Debentures                                                          50,000               50,000

             Less current portion                                                     (50,000)             (50,000)
                                                                                     ---------             ---------

                                                                                     $      -            $       -
                                                                                     =========           ============


O.      Payables to Mexican Affiliate:

        ECS maintains manufacturing operations under a maquiladora program in Nogales, Mexico. The maquiladora company (the "Affiliate") is wholly owned by the President of ECS.

        Under the maquiladora program, ECS advances cash to the Affiliate for operating expenses. ECS provides the raw materials, production machinery and equipment for manufacture and assembly. Upon completion, the finished goods are purchased by ECS. Total purchases from the Affiliate for the year ended December 31, 1998 and 1997 was $4,032,781 and $800,516, respectively.

        At December 31, 1998 and 1997, the unsecured, non-interest bearing, due upon demand balance payable to the Mexican affiliate was $483,572 and $352,942, respectively. Additionally, at December 31, 1998, the book value of the production machinery and equipment and the value of the inventory provided to the affiliate was $1,956,145 and $1,798,658, respectively. It is reasonably possible that operations located outside an entity's home country will be disrupted in the near term; however, management believes it is remote.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

P.      Notes Payable, Related Parties:


        Notes payable, related parties consist of the following:
                                                                                     December 31,      December 31,
                                                                                     1998              1997

        Note payable,  President of ECS and shareholder of the Company, interest at 7% per annum;  principal of $125,000 plus accrued  interest is due on
        July 31, 1998 and July 31, 1999;  unsecured.  In March 1999, the parties
        agreed to amend the terms of the note. (Note Z)                              $ 125,000        $ 250,000

        Note  payable,  employee,  interest at 10% per annum,  monthly  interest
        payments of $167; due on demand; unsecured.                                     20,000           20,000

        Note  payable,  relative of the  President  of ECS,  interest at 10% per
        annum, monthly interest payments of $333; due on demand; unsecured.                  -           40,000

                Total                                                                   145,000          310,000

                Less current portion                                                   (145,000)        (185,000)
                                                                                      ----------       ----------

                Notes payable, related parties, net of current portion               $        -        $ 125,000
                                                                                     ===========       ==========

Q.      Income Taxes:


        Provisions for income taxes are summarized as follows:
                                                                                            Year ended
                                                                                     December 31,     December 31,
                                                                                     1998             1997

               Current income taxes                                                   $36,338         $1,700
                                                                                      -------         ------

               Provision for income taxes                                             $36,338         $1,700
                                                                                      =======         ======

        The Company has deferred tax assets for the tax effects of temporary differences between financial and tax reporting for the years ended
        December 31, 1998 and 1997 as follows:

                                                                                     1998              1997
                                                                                     --------------    ---------
               Deferred tax assets:
               Net operating losses                                                  $  2,202,000      $  792,000
               Impairment of investments                                                4,120,000               -
               Impairment of goodwill                                                   1,911,000               -
               Other                                                                       49,000          49,000
                                                                                     --------------     -----------

                                                                                        8,282,000         841,000


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


               Valuation allowance                                                   (8,282,000)         (841,000)
                                                                                     ------------        ----------

               Net deferred tax assets                                               $         -         $      -
                                                                                     ============        ==========

Q.      Income Taxes: (continued)

        Impairment of investments and goodwill are not deductible in 1998 for income tax purposes. Losses on investments for income tax purposes may be taken in the year the respective transactions are completed. Goodwill is amortized over fifteen years for income tax purposes or until the Company has disposed of its ownership in the entity in which the goodwill relates. The valuation allowance increased $7,441,000 and $271,408 for the years ended December 31, 1998 and 1997, respectively. It is reasonably possible that the Company's estimate of the valuation allowance will change.

        The Company has net operating loss carryforwards of approximately $6,291,000. The regular net operating loss carryforwards, which are approximately the same as the alternative minimum tax net operating loss carryforwards, if not utilized, will expire in varying amounts through 2018. The realization of any future income tax benefits from the utilization of net operating losses may be limited. Federal and state tax laws provide that when a more than 50% change in ownership of a company occurs within a three year period, the net operating loss is limited.

R.      Capital Stock:

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

        On October 5, 1995 and August 2, 1996, the Company effectuated a five for seven (5:7) and a one for five (1:5) reverse stock splits, respectively.

        In September and October 1997, the Company's Articles were amended to authorize the issuance of A, B, C, D, and AB preferred stock. As amended, the Articles provide that the total number of shares of preferred series A, B, C, D, and AB stock are 4,000, 2,000, 1,500, 10,000, and 25,000, respectively.

        Original Preferred Stock

        Until December 31, 2010, with respect to the election of directors, holders of Original Preferred Stock shall be entitled to elect the number of directors which constitutes three-fifths (3/5ths) of the authorized number of members of the Board of Directors and, if such three-fifths (3/5ths) is not a whole number, then the holders of Original Preferred Stock shall be entitled to elect the nearest higher whole number of directors that is at least three-fifths (3/5ths) of such membership.

        The holders of record of shares of Original Preferred Stock shall, at their option, be entitled to convert each share of Original Preferred Stock into 1,000 shares of fully paid and non-assessable common stock. Such shares are owned by the President of the Company.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

        In the event of liquidation, dissolution, or winding up of the affairs of the Company whether voluntary or involuntary, the holders of record shall be entitled to be paid the full par value of Original Preferred Stock, and no more. The holders of shares of Original Preferred Stock shall not be entitled to receive any dividends.

R.      Capital Stock: (continued)

        Class A Preferred Stock

        The 10,000,000 shares of authorized and unissued Class A Preferred Stock may be split with such designations, powers, preferences and other rights and qualifications, limitations and restrictions thereof as the Company's Board of Directors elects for a given series. No shares have been issued.

        Series A 9% Convertible Preferred Stock

        Non-voting convertible preferred stock, 4,000 shares authorized with a stated value of $1,000 per share. Holders of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series A convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends to the date of redemption. Holders of Series A convertible preferred stock may convert their shares into either (A) a number of shares of fully paid and non-assessable common stock of Electronic Components Systems, Inc., a Nevada Corporation, equal to .0075% of total outstanding shares of ECS or (B) shares of fully paid and non-assessable common stock of the Company. Dividends are to be declared and paid monthly. Dividends totaling $90,000 were accrued at December 31, 1997 for Series A. During 1998, Series AB preferred stock was issued as payment of accrued dividends. In March 1999, the Series A convertible preferred stock was returned and canceled (Note Z).

        Series B 9% Convertible Preferred Stock

        Non-voting convertible preferred stock, 2,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series B convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. Holders of Series B convertible preferred stock may convert their shares into either (A) a number of shares of fully paid and non-assessable shares of common stock of Pego Systems, Inc., a California Corporation, equal to .015% of total outstanding shares of Pego or, (B) shares of fully paid non-assessable common stock of the Company. Dividends are to be declared and paid monthly. Dividends totaling $45,000 were accrued at December 31, 1997 for Series B. During 1998, Series AB preferred stock was issued as payment for accrued dividends. In March 1999, the Series B convertible preferred stock was returned and canceled (Note Z).

        Series C Redeemable Preferred Stock

        Non-voting, non-participating redeemable preferred stock, 1,500 authorized, with a par value of $1,000 per share. Series C preferred stock is junior to the original preferred stock and any other class or series of capital stock of the Company which are specifically ranked senior (senior securities). Series C preferred stock is redeemable at any time, at the discretion of the Company, at a redemption price of $1,000 per share. During 1998, the Company redeemed the stock for

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

        $1,300,000 in cash and 200,000 shares of Company common stock valued at $1 per share.

R.      Capital Stock: (continued)

        Series D Convertible Preferred Stock

        Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at a par with holders of the Company's common stock, as if the Series D Convertible Preferred Stock had been converted into common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its holder, at any time, into a number of shares of common stock of the Company at a conversion rate equal to $1,000 divided by the market price of the Company's common stock. In March 1999, the Series D convertible preferred stock was returned and canceled (Note Z).

        Series AB Convertible Preferred Stock

        Non-voting convertible preferred stock, 25,000 shares authorized with a stated value of $100 per share. Series AB convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $100 per share plus accrued interest and unpaid dividends to the date of redemption. Holders of Series AB convertible preferred stock may convert their preferred shares into common stock. During 1998, the Company issued 4,050 shares of Series AB convertible preferred stock in payment of dividends for Series A and B convertible preferred stock. In March 1999, certain shares of AB preferred stock were returned and canceled (Note Z).

S.      Stock Option Plan and Warrants:

        Stock Option Plan

        In April 1995, the Company adopted a stock option plan (the Plan) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10 year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. No options have been granted under this Plan as of December 31, 1998 and 1997.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

        Warrants

        As of December 31, 1998 and 1997 there were 2,000,000 outstanding warrants to purchase 2,000,000 shares of $.001 par value common stock at $0.30 - $2.10 per share. No warrants have been exercised as of December 31, 1998.

T.      Loss Per Share:

        The following reconciles amounts reported in the financial statements for the years ended December 31, 1998 and 1997, respectively:


                                                                                     1998
                                                                  Income (loss)        Shares           Per-share
                                                                    (Numerator)       (Denominator)       Amount
                                                            -------------------      --------------      ----------


           Income (loss) from continuous operations               $(21,295,653)                  -        $      -
           Less preferred stock dividends                             (270,000)                  -               -
                                                                --------------

           Income (loss) available to common stock-
           holders - basic earnings per share                      (21,565,653)         18,061,430          $(1.19)
                                                                                                            ======

           Effect of dilutive securities                                     -                   -
                                                            ------------------    ----------------

           Income (loss) available to common stock-
           holders - diluted earnings per share                   $(21,565,653)         18,061,430          $(1.19)
                                                                  ============          ==========          ======

                                                                                     1997
                                                                  Income (loss)        Shares           Per-share
                                                                    (Numerator)       (Denominator)       Amount

           Income (loss) from continuous operations                  $(474,372)                  -        $      -
           Less preferred stock dividends                             (135,000)                  -               -
                                                                    ----------

           Income (loss) available to common stock-
           holders - basic earnings per share                         (609,372)         12,550,337          $(0.05)
                                                                                                            ======

           Effect of dilutive securities                                     -                   -
                                                                --------------    ----------------

           Income (loss) available to common stock-
           holders - diluted earnings per share                      $(609,372)         12,550,337          $(0.05)
                                                                     =========          ==========          ======


        During 1998 and 1997, the Company had 2,000,000 warrants outstanding, each convertible into one share of common stock. In addition, during 1998 and 1997 the Company had convertible preferred stock outstanding
        (Note R), each share convertible into common stock. These instruments were not included in the computation of diluted earnings per share for any of the years presented, due to their antidilutive effects based on the net loss reported each year.

U.      Concentrations of Credit Risk:

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


        The Company maintains its cash in bank deposit accounts at various financial institutions. The balances, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believe they are not exposed to any significant credit risk on cash and cash equivalents.

U.      Concentrations of Credit Risk: (continued)

        Accounts are  guaranteed by the Federal  Deposit  Insurance  Corporation
        (FDIC) up to $100,000. A summary of total insured and uninsured cash balances as of December 31, 1998 is as follows:

                  Total cash in bank deposit accounts  $ 700,293
                  Portion insured by FDIC               (290,017)

                      Uninsured Cash Balances          $ 410,276
                                                       =========

V.      Segment and Related Information:

        Segments

        During the year ended December 31, 1998, the Company adopted Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information." The Company's reportable business segments are strategic business units that offer different products and services. Each segment is managed separately because they require different technologies and market to distinct classes of customers. The Company has three segments with separate management groups which are as follows; a) ECS which specializes in high technology contract manufacturing of printed circuit boards, phone and cable wire;
        b) Pego which is a manufacturer's representative organization for air and gas handling equipment; c) Hartcourt which has limited pen operations, investments, and runs corporate matters. The segments' accounting policies are the same as those described in the summary of significant accounting policies. The following is a summary of the segments operations:


                                                  ECS              Pego            Hartcourt         Total
                  1998

        Revenues                                $16,596,049       $6,636,320    $       50,083      $ 23,282,452
        Interest income                                   -           42,236                 -            42,236
        Interest expense                           (241,005)        (129,832)           (9,186)         (380,023)
        Depreciation and
           amortization                            (367,726)        (109,801)                -          (477,527)
        Impairments                              (4,469,144)        (991,081)      (11,770,913)      (17,231,138)
        Segment profit (loss)                    (5,589,910)      (1,092,913)      (14,612,830)      (21,295,653)
        Total assets                             11,589,288        5,042,109        10,440,995        27,072,392
        Capital expenditures                        248,643           80,927                 -           329,570



                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                  1997

        Revenues                               $  2,686,410       $1,881,159     $     156,336      $  4,723,905
        Interest income                                 427                -            27,757            28,184
        Interest expense                            (43,781)          (41,109)         (28,136)         (113,026)
        Depreciation and
           amortization                             (59,033)         (25,132)          (12,989)          (97,154)
        Segment profit (loss)                      (359,069)         232,687          (347,990)         (474,372)
        Total assets                             13,997,311        4,663,883        26,459,406        45,120,600
        Capital expenditures                         59,178               61                 -            59,239


        See Note W for segment non-cash activities.

V.      Segment and Related Information (continued)

        Foreign Operations

        Selected financial data for the ECS's foreign operations is as follows:


                                                                  (Unaudited)                 (Unaudited)
                                                                 December 31, 1998          December 31, 1997
                                                                ------------------          -----------------


                  Revenues                                    $             -             $             -

                  Operating loss                              $             -             $             -

                  Total assets                                     $3,754,803                  $3,004,740

        Significant Customers

        During the years ended December 31, 1998 and 1997, ECS had one significant customer, General Instrument Corporation (formerly known as Next Level Systems, Inc.) Revenue from General Instrument Corporation for the years ended December 31, 1998 and 1997 totaled $10,107,494 and $1,493,686, which represents 43% and 32% of net revenue, respectively. Accounts receivable from this customer amounted to $1,229,065 as of December 31, 1998.


W.      Supplemental Cash Flow Information:
                                                                                       1998            1997
                                                                                   ------------   ---------------


           Cash paid for interest and income taxes:

               Interest                                                                $380,022      $   113,026
               Income taxes                                                                 943           37,400

           Noncash investing and financing activities:

           Hartcourt

               Common stock issued for the purchase of Pacific
                  Pneumatics, Inc.                                                       15,000                -
               Common stock issued to settle liabilities                                      -           40,225
               Common stock issued for brokerage fees                                         -          600,000
               Common stock issued for prepayment of
                  consulting fees                                                             -          150,000
               Preferred stock issued for dividends                                     270,000                -
               Preferred stock issued for accrued expenses                              135,000                -
               Preferred stock converted into common stock                              200,000                -
               Preferred stock issued for marketable securities                               -        6,000,000
               Stock subscription receivable                                            275,000           26,000


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

        Common stock issued for assets and liabilities of Elan during 1998 was as follows:


               Accounts receivable                                                                    $   61,599
               Inventory                                                                                  45,286
               Prepaid expenses                                                                           10,144
               Property and equipment                                                                    358,633
               Goodwill                                                                                  892,642
               Accounts payable                                                                         (179,975)
               Accrued expenses                                                                         (176,321)
               Notes payable                                                                            (395,767)
                                                                                                      ----------
                                                                                                       $ 616,241
W.      Supplemental Cash Flow Information: (continued)

        Allocation of common and preferred stock issued for the assets and liabilities of Pego during 1997 was as follows:

               Accounts receivable                                                                  $    924,452
               Inventory                                                                                 423,016
               Other assets                                                                               11,223
               Property and equipment                                                                  1,309,042
               Goodwill                                                                                  826,083
               Non-compete agreement                                                                     100,000
               Checks drawn in excess of available bank balance                                         (130,348)
               Accounts payable                                                                         (308,548)
               Line of credit                                                                           (100,000)
               Accrued expenses                                                                          (72,876)
               Capital lease obligations                                                                 (11,741)
               Note payable                                                                           (1,213,571)
                                                                                                      ------------
                                                                                                     $ 1,756,732

        Allocation of common and preferred stock issued for the assets and liabilities of ECS during 1997 was as follows:

               Accounts receivable                                                                    $1,121,778
               Inventory                                                                               2,393,541
               Other assets                                                                               39,644
               Property and equipment                                                                  2,017,989
               Goodwill                                                                                8,010,307
               Checks drawn in excess of available bank balance                                         (538,701)
               Accounts payable                                                                       (1,555,686)
               Notes payable, related parties                                                           (310,000)
               Accrued expenses                                                                         (514,000)
               Payable to Mexican affiliate                                                             (464,943)
               Capital lease obligations                                                                (616,684)
               Note payable                                                                             (143,245)
                                                                                                    ------------
                                                                                                      $9,440,000

           ECS                                                                          1998              1997
                                                                                     ----------        -------
           Assets purchased through capital leases                                      484,310          211,041
           Notes payable issued for intangible assets                                   350,000                -

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

X.      Forgiveness of Debt:

        During 1998 and 1997, the Company recognized debt forgiveness of $127,626 and $376,615, respectively. Included in forgiveness of debt is $90,000 at December 31, 1998 and $376,615 at December 31, 1997 relating to a note payable with Anja.

Y.      Profit Sharing Plans:

        ECS maintains a defined contribution plan (the Plan) for its U.S. employees that provides for tax deferred benefits under Section 401(K) of the Internal Revenue Code. The Plan allows employees to make contributions, 25% of which will be matched by the Company, up to 5% of an employee's gross salary or the amount allowed by law, as defined. The Company has made matching contributions to the Plan of approximately $1,834 and $510 for the years ended December 31, 1998 and 1997, respectively. The Company pays the administrative costs of the Plan, which approximates $2,000 per year.

        Pego has a contributory profit sharing plan (the Plan) as defined under Sections 401(a) and 501(a) of the Internal Revenue Code. Under the Plan, employees may contribute 1% to 15% of their compensation. At the discretion of the Board of Directors, the Company may contribute additional amounts to the Plan on behalf of those who actively participate. Company contributions will vest over a six-year period as established in the Plan. No employer matching contributions were made to the Plan for the year ended December 31, 1998 and 1997.

Z.      Subsequent Events:

        In March 1999, the Company entered into a series of agreements and transactions that in the aggregate were designed to streamline and restructure the Company while dissolving the Company of inactive assets and settle outstanding litigation. The restructuring included settlement of certain litigation, settlement of certain agreements, and a spin-off to shareholders of the United States based assets of the Company into a newly formed public company as further described below. The following is a summary of the agreements reached in March 1999:

           Capital Commerce, Ltd.

           In July 1997, the Company entered into an agreement with Capital Commerce, Ltd. (Capital) whereby, Capital agreed to provide the Company $6,000,000 in free trading securities in exchange for $4,000,000 of Series A and $2,000,000 of Series B convertible preferred stock (Note C). As a result of the settlement agreement, Capital returned all $4,000,000 of outstanding Series A and $2,000,000 of Series B convertible preferred stock, plus the AB preferred stock issued by the Company in 1998 as dividends. The Company assigned to Capital all unsold marketable securities with a book value of $4,894,393, a 7.35% ownership interest in ECS, and 1.9 million shares of Company common stock. Simultaneously, Capital then assigned its rights to the common stock to its authorized agent, who then assigned 1.3 million shares of the common stock received to Mandarin Overseas Investment Co., Inc. ("Mandarin") and Promed International Ltd. ("Promed") and returned 600,000 shares to the Company in settlement of a subscriptions receivable balance.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

           In September 1996, the Company purchased 68 gold lode claims from Mandarin and Promed in exchange for approximately 1.3 million shares of the Company's common stock (Note C). In conjunction with the above transaction, the Company elected to rescind the sale-purchase agreement of the gold mining rights in the state of Alaska pursuant to the terms of the agreement. In March 1999, Mandarin and Promed returned to the Company the 1.3 million shares of Company common stock they received from the agent of Capital in settlement of the rescission request.

           The remaining balance of prepaid commissions in conjunction with the original securities exchange totaling $547,557, has been written off to operating expenses for the year ended December 31, 1998. The net result of the above transaction results in an impairment to the assets held at December 31, 1998 for the impending loss of $4,838,413 for the year ended December 31, 1998.

           James Pruzin

           On October 21, 1998, James Pruzin, the selling shareholder and President of Electronic Components and Systems, Inc. (ECS), formally requested a rescission of the October 28, 1997 acquisition, whereby, the Company, through a wholly owned subsidiary, acquired ECS and Pruzin Technologies, Inc. (Note C) Mr. Pruzin has alleged that he is authorized to request rescission of the original transaction based on an alleged breach of the acquisition agreement by the Company which the Company denied. On November 10, 1998, the Company and Mr. Pruzin entered into a memorandum of understanding, whereby, he could reacquire ECS from the Company by returning all Company common and preferred stock originally issued to him, making payment of $1,850,000 to the Company during 1999, negotiate the return of Company common stock issued in the acquisition of Elan Manufacturing, Inc. (Note C), and issue to the Company a promissory note for $400,000 amortized over five years with monthly payments beginning in 2000.

           Subsequently, Mr. Pruzin was unable to meet the terms of the memorandum of understanding and entered into new negotiations with the Company. The Company and Mr. Pruzin have reached an agreement whereby Mr. Pruzin has agreed to return to the Company 2,000,000 shares of Company common stock representing 80% of the amount originally issued, and 3,400 shares of Series D preferred stock. The Company has agreed to assign to Mr. Pruzin a 30% ownership interest in ECS and has a right to purchase 500,000 shares of Company common stock held by Mr. Pruzin at $1 per share. As a result of the transaction, the Company will reduce Series D preferred stock $3,400,000 and common stock for $1,000,000 in 1999. Additionally, as part of the agreement, the payment terms for the note payable and advances were changed to thirty-six monthly payments of $7,083 with no interest until paid in full.

           American Equities

           On September 3, 1998, American Equities filed suit against the Company for breach of contract.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

           The Company denied that it had breached any contract with American Equities and filed a cross-complaint for fraud and non-performance against American Equities and additional cross- defendants. As settlement of these matters, the parties agreed that all fees paid to American Equities were earned and American Equities receives a 27.65% interest in ECS. Additionally, American Equities agreed to loan ECS up to $500,000. Accordingly, prepaid expenses amounting to $664,770 has been written-off to operating expenses for the year ended December 31, 1998.

           Dragon King

           On March 15, 1999, the Company entered into an Exchange Agreement pursuant to which the Company agreed to assign its rights under the Purchase and Sale Agreement dated August 8, 1996 and any and all of its interest in the Peony Gardens development located in a suburb of Bejing City, China (Note C) for marketable securities. The marketable securities have subsequently been valued at $5,000,000. Accordingly, the Company has recorded an impairment to the assets held at December 31, 1998 for the impending loss of $6,932,500 for the year ended December 31, 1998.

           Enova Holdings, Inc.

           Effective February 1, 1999, pursuant to a Share Purchase Agreement, the Company acquired one (1) share of common stock of Enova Holdings Inc., a Nevada corporation (Enova) representing 100% of the total issued and outstanding capital stock of Enova, making Enova a wholly-owned subsidiary. Effective March 1, 1999, the Company and Enova executed an Exchange Agreement (the "Enova Agreement") whereby the Company exchanged all of its ownership in two subsidiaries, Pego Systems Inc. (Pego) and Electronic and Component Systems Inc. (ECS), collectively, the "subsidiaries", for 5,213,594 additional shares of common stock of Enova. On March 24, 1999, the Company entered into a Distribution Agreement pursuant to which the Company agreed to distribute to all shareholders of record of The Hartcourt Companies, Inc. on March 31, 1999, all of the 5,213,595 shares of common stock of Enova and to file, within a reasonable period of time following such distribution, a Registration Statement on Form 10-SB to cause the distributed shares of Enova to be registered under the Securities Exchange Act of 1934. As a result of the Share Purchase Agreement, the Enova Agreement and the Distribution Agreement, each shareholder of record of the Company on March 31, 1999 will receive one (1) share of Enova for every four (4) shares owned of the Company. Following the distribution of the Enova shares, both the Company and Enova will continue to operate as separate companies.

        The following table presents on a proforma basis the effect of the restructuring and settlements on the consolidated balance sheet and statement of operations of the Company and Enova at December 31, 1998:

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                                     December 31,     Proforma        Proforma               Allocation
                                       1998           Adjustments       Total           Enova         Hartourt
                                ------------------   ---------------------------------------------------------

           Total assets               $ 27,072,392    $(17,376,726)  $   9,695,666   $  4,293,763    $   5,401,903
           Total liabilities             9,971,214      (6,182,026)      3,789,188      3,630,603          158,585
           Total equity                 17,101,178     (11,194,700)      5,906,478        663,160        5,243,318
           Net sales                    23,282,452               -      23,282,452     23,232,369           50,083
           Impairments                 (17,231,138)              -     (17,231,138)    (5,460,225)     (11,770,913)
           Net loss                    (21,295,653)              -     (21,295,653)    (6,682,823)     (14,612,830)
           Earnings per share                (1.19)              -           (1.19)          (.38)            (.81)


AA.     Going Concern:

        As shown in the accompanying financial statements, the Company incurred net losses of $21,295,653 and $474,672 for the years ended December 31, 1998 and 1997, respectively. Additionally, the Company's current liabilities exceeded its current assets by $887,126 at December 31, 1998. Those factors, as well as the uncertain conditions about the Company's restructuring plans, negative cash flows from operations, and ability to meet debt obligations, create an uncertainty about the Company's ability to continue as a going concern.

        As discussed in Note Z, the Company has taken certain restructuring steps, which in the opinion of management, will provide the necessary capital to continue its operations. These steps included; 1) the settlement of certain matters of litigation and disputes; 2) creation of Enova, a subsidiary to own and operate the U.S. based subsidiaries of Pego and the remaining 35% ownership in ECS; 3) as part of the settlement agreements, the Company obtained a commitment for interim working capital funding for ECS; 4) exchange of its interests in Peony Gardens for investment securities. Additionally, the Company is seeking either subordinated debt or equity investments for Pego.

        The ability of the Company to continue as a going concern is dependent on its success in fulfilling its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                  Exhibit 21.01

                           SUBSIDIARIES OF THE COMPANY

(1) Harcourt Investment (USA), Inc. a Nevada Corporation. including the accounts of Hartcourt Pen Factory, Inc., a Nevada Corporation.

(2)     Pego Systems, Inc., a California Corporation.

(3)     Electronic Components and Systems, Inc., a Nevada Corporation.

                                  Exhibit 23.01

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

              We consent to the inclusion in this Annual Report Form 10-KSB of our report dated March 6, 1998, on our audits of the consolidated financial statements and schedules of Hartcourt Companies, Inc. and Subsidiaries ("The Company").

      /s/  Harlan & Boettger, LLP

      San Diego, California
      April 15, 1999