Form 10QSB
period 1999-03-31
HARTCOURT COMPANIES INC
filed 1999-05-17
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

           [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                        Commission File Number: 001-12671

                          The Hartcourt Companies, Inc.
        (Exact name of small business issuer as specified in its charter)

                                      Utah
         (State or other jurisdiction of incorporation or organization)

                                   87-0400541
                        (IRS Employer Identification No.)

              2049 Century Park East, Los Angeles California 90067
                    (Address of principal executive offices)

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

As of March 31, 1999, The Hartcourt Companies, Inc. had 17,661,382 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one ):

              Yes [  ]                 No [ X ]

                                                         [HARTCORT\10QSB:033199]

                                TABLE OF CONTENTS
                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                              Report on Form 10-QSB
                                For quarter ended
                                 March 31, 1999

                                                                            Page

PART 1    FINANCIAL INFORMATION

          Item 1.   Financial Statements (Unaudited )

          Consolidated Balance Sheets - March 31, 1999
           and December 31, 1998 ..........................................3 - 4

          Consolidated Statements of Operations - Three months ended
           March 31, 1999 and 1998 ........................................5

          Consolidated Statements of Shareholders' Equity
           - Three Months ended March 31, 1999 ............................6

          Consolidated Statements of Cash Flows - Three months ended
           March 31, 1999 and 1998 ........................................7

          Notes to the Consolidated Financial Statements .................8 - 11

          Item 2.   Management's Discussion and Analysis of Financial
                     Condition And results of Operations ..................13

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings .....................................15

          Item 2.   Changes in Securities .................................15

          Item 3.   Defaults upon Senior Securities .......................15

          Item 4.   Submission of Matters to Vote of Security Holders .....15

          Item 5.   Other Information .....................................15

          Item 6.   Exhibits and Reports on Form 8-K ......................15

                    Signatures ............................................16

                                                         [HARTCORT\10QSB:033199]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financials Statements (Unaudited)


                  THE HARTCOURT COMPAMIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31,
                                                                                1999                 December 31,
                                                                             (Unaudited)                 1998
                                                                       ----------------------   ----------------------

ASSETS
CURRENT ASSETS
   Cash                                                                $                5,779   $             384,453
   Accounts receivable, net of allowance for doubtful
        accounts of $76,477, in 1998                                                   29,770               3,152,635
   Trade dollar receivable
   Notes receivable, current portion                                                   22,808                  22,670
   Inventory                                                                          101,523                 101,523
   Prepaid expenses                                                                     8,355                 113,068
   Due from related parties                                                           153,522                  175,907
                                                                       -----------------------  ----------------------
        TOTAL CURRENT ASSETS                                                          381,757              12,670,017
PROPERTY AND EQUIPMENT, net                                                                 -               4,262,120
INVESTMENTS                                                                         5,000,000              11,030,000
OTHER ASSETS                                                                            2,000                  18,423
INTANGIBLES                                                                                 -               5,198,033
                                                                       -----------------------  ---------------------
        TOTAL ASSETS                                                   $            5,383,757   $          27,072,392
                                                                       =======================  =====================
        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                  40,635               2,745,796
     Accrued expenses and other current liabilities                                     32,950                478,356
     Payable to Mexican affiliate                                                           -                 483,572
     Line of credit                                                                         -               1,502,609
     Notes payable, related parties-current portion                                         -                 145,000
     Notes payable-current portion                                                     10,000               1,631,199
     Capital lease obligation-current portion                                               -                 290,204
     Debentures                                                                       100,000                  50,000
     Advances From Officer                                                                  -                 124,206
                                                                       -----------------------  ---------------------
     TOTAL CURRENT LIABILITIES                                                        183,585               7,450,942



                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                    March 31,
                                                                                      1999               December 31,
                                                                                   (Unaudited)               1998
                                                                              --------------------- ---------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
 (cont.)
NOTES PAYABLE, net of current portion                                                            -              1,739,512
CAPITAL LEASE OBLIGATIONS, net of current portion                                                -                780,760
                                                                              --------------------- ---------------------
          TOTAL LIABILITIES                                                                183,585              9,971,214
COMMITMENT AND CONTINGENCIES                                                                                            -
SHAREHOLDERS' EQUITY
        Preferred Stock
        Original preferred stock, $0.01 par value, 1,000
          shares authorized, issued and outstanding                                             10                     10
        Series A, $1,000 stated value, 4,000 shares
          authorized, issued and outstanding at December 31, 1998                                -              4,000,000
        Series B, $1,000 stated value, 2,000 shares authorized,
          issued and outstanding at December 31, 1998                                            -              2,000,000
        Series D, $1,000 stated value, 10,000 shares authorized,
          3,400 shares issued and outstanding at December 31, 1998                               -              3,400,000
        Series AB, $100 stated value, 25,000 shares authorized,
          4,050 shares issued and outstanding at December 31, 1998                               -                405,000
        Class A, no par, 10,000,000 shares authorized, none issued
          and outstanding                                                                        -                      -
                                                                              --------------------- ---------------------
          TOTAL PREFERRED STOCK                                                                 10             9,805,010
        Common stock, $0.01 par value, 50,000,000 shares authorized;  17,661,382 shares issued and outstanding at March 31, 1999 and 19,954,382  shares issued and
          outstanding at December 31, 1998                                                  17,662                 19,955
        Stock subscription receivable                                                            -               (301,000)
        Treasury stock, at cost (24,364 shares in 1999 and 1998)                          (279,928)              (279,928)
        Additional paid-in capital                                                      31,112 300             33,257,835
        Accumulated deficit                                                            (25,649,872)           (25,400,694)
                                                                              --------------------- ----------------------
          TOTAL SHAREHOLDERS' EQUITY                                                     5,200,172             17,101,178
          TOTAL LIABILITIES AND SHAREHOLDERS'
             EQUITY                                                           $          5,383,757  $           27,072,392
                                                                              ===================== ======================


                                                         [HARTCORT\10QSB:033199]


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                1999                    1998
                                                                      ------------------------ ----------------------

REVENUES
   Product Sales                                                      $                     -  $            5,102,999
                                                                      ------------------------ ----------------------
        TOTAL REVENUE                                                                       -               5,102,999
        COST OF SALES                                                                       -               3,746,447
                                                                      ------------------------ ----------------------
   Gross profit                                                                             -               1,356,552
OPERATING EXPENSES
   Selling, general and administrative                                                241,775               1,189,788
   Depreciation and amortization                                                            -                 188,282
                                                                      ------------------------ ----------------------
        TOTAL OPERATING EXPENSES                                                      241,775               1,378,070
                                                                      ------------------------ ----------------------
LOSS FROM OPERATIONS                                                                 (241,775)                (21,518)
EQUITY IN EARNINGS(LOSS) OF
UNCONSOLIDATED                                                                        (28,298)                      -
   SUBSIDIARIES
OTHER INCOME (EXPENSES)
   Interest expense                                                                         -                 (62,023)
   Interest and other income                                                           20,095                   9,588
                                                                      ------------------------ ----------------------
        TOTAL OTHER INCOME (EXPENSE)                                                  (20,095)                (52,435)
                                                                      ------------------------ -----------------------
NET LOSS BEFORE INCOME TAXES
   Income taxes                                                                      (249,978)                (73,953)
                                                                                         (800)                  1,275
                                                                      ------------------------ ----------------------
NET LOSS                                                              $              (249,178) $              (75,228)
                                                                      ======================== =======================
BASIC AND FULLY DILUTED LOSS PER SHARE                                $                  (.01) $        (.01)
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                                                     19,073,049               16,417,375


                                                         [HARTCORT\10QSB:033199]


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                   Common Stock           Preferred Stock                      Common            Treasury Stock
                                --------------------      ----------------      Additional     Stock          --------------------
                                                                                Paid           Subscription
                                Shares       Amount       Shares    Amount      Capital        Receivable     Shares    Amount
                              ----------     -------      ------   ----------   -----------    ------------   ------    ----------

Balance, December 31, 1998    19,954,382     $19,955     14,450    $9,805,010   $33,257,835    $(301,000)     24,364    $(279,928)
   Shares Issued to Investors    197,000         197                                 24,863
   Shares Redeemed in
        connection  with sale
        of 30% interest in
        ECS to J. Pruzin      (2,000,000)     (2,000)    (3,400)   (3,400,000)   (1,998,000)
   Shares Issued (Redeemed)
        in connection with
        litigation settlement (1,000,000)     (1,000)   (10,050)   (6,405,000)      100,000
   Stock Subscription
        Rescinded                                                                                301,000
   Shares issued for Services    305,000         305                                 75,945
   Shares issued to
        employees and
        directors                205,000         205                                 51,045

   Distribution of Enova to
        Shareholders                                                               (399,388)
   Net Loss
                             -----------     ---------   --------   ----------  ------------   -----------    -------   ----------
Balance, March 31, 1999       17,661,382     17,662        1,000    $       10  $31,112,300    $        -     24,364    $(279,928)


                                                         [HARTCORT\10QSB:033199]


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                 Total
                                 Accumulated    Shareholders'
                                 Deficit        Equity
                                 -------------  -----------

Balance, December 31, 1998       $(25,400,694)  $17,101,178
   Shares Issued to Investors                        25,060
   Shares Redeemed in
        connection  with sale
        of 30% interest in
        ECS to J. Pruzin                         (5,400,000)
   Shares Issued (Redeemed)
        in connection with
        litigation settlement                   (6, 306,000)
   Stock Subscription
        Rescinded                                   301,000
   Shares issued for Services                        76,250
   Shares issued to
        employees and
        directors                                    51,250

   Distribution of Enova to
        Shareholders                               (399,388)
   Net Loss                          (249,178)     (249,178)
                                 -------------  -------------
Balance, March 31, 1999          $(25,649,872)  $ 5,200,172


                                                         [HARTCORT\10QSB:033199]


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   1998                   1997
                                                                           ---------------------  --------------------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                $           (249,178)  $           (75,228)
   Adjustments to reconcile net loss to net cash used in
   operating activities:                                                                      -                     -
        Stock issued for services                                                             -               188,282
        Depreciation and amortization
        Changes in operating assets and liabilities:                                          -              (159,974)
          Accounts receivable                                                            13,083               581,360
          Inventory                                                                     (71,137)             (321,863)
          Accounts payable, accrued expenses and other                                  (11,000)              (34,811)
          Due from related party                                                              -                15,766
                                                                           ---------------------  -------------------
          Payable to Mexican affiliate
NET CASH PROVIDED BY (USED IN) OPERATING                                               (318,232)             (193,532)
ACTIVITIES
CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of 30% of ECS                                                                 5,400,000                     -
   Change in Investments                                                              1,135,607               523,903
   Distribution of Subsidiary Ownership to shareholders                                (399,388)                    -
   Purchase of property and equipment                                                         -              (100,637)
   Payments on notes receivable                                                               -                 5,382
                                                                           ---------------------  -------------------
NET CASH PROVIDED BY (USED IN) INVESTING                                              6,136,219               428,648
ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                                                  25,060                     -
   Common stock issued to directors, officers and others                                127,500                     -
   Common stock subscriptions received                                                        -                55,000
   Sale of Debentures                                                                    50,000                     -
   Payments on related party payable                                                          -                (2,096)
   Payments on long term-debt                                                                 -               (22,935)
   Payments on capital lease obligation                                                       -               (49,966)
   Payments on line of credit and notes payable                                               -              (200,000)
   Redemption of preferred stock                                                     (6,405,000)             (250,000)
                                                                           ---------------------  --------------------
NET CASH (USED IN) PROVIDED BY FINANCING                                             (6,202,440)             (514,997)
                                                                           ---------------------  --------------------
ACTIVITIES
NET INCREASE (DECREASE) IN CASH                                                        (378,679)              107,183
CASH, BEGINNING OF PERIOD                                                               384,453                77,688
CASH, END OF PERIOD                                                        $              5,779   $           184,871
                                                                           =====================  ===================


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

                                                         [HARTCORT\10QSB:033199]

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

   ECS maintains manufacturing operations under maquiladora agreements in Nogales, Mexico. The 100% shareholder of the maquiladora is also the President of ECS. A substantial amount of ECS's cables and electronic components are manufactured and assembled at the Mexico facility. ECS also has smaller manufacturing facilities in Fremont, California, Chandler, Arizona and a distribution facility in Nogales, Arizona.

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

                                                         [HARTCORT\10QSB:033199]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     6) On March 15, 1999, the Company entered into an Exchange Agreement pursuant to which the Company agreed to assign its rights under the Purchase and Sale Agreement dated August 8, 1996 and any and all of its interest in the Peony Gardens development located in a suburb of Bejing City, China for investment securities valued at $10 million. Due to restrictions on the ability to trade the investment securities received, the Company has recorded an impairment of $5,000,000 as of March 31, 1999 and December 31, 1998.

     7) Effective February 1, 1999, pursuant to a Share Purchase Agreement, the Company acquired one (1) share of common stock of Enova Holdings Inc., a Nevada corporation ("Enova") representing 100% of the total issued and outstanding capital stock of Enova, making Enova a wholly-owned subsidiary.

                                                         [HARTCORT\10QSB:033199]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     8) Effective March 1, 1999, the Company and Enova executed an Exchange Agreement (the "Enova Agreement") whereby the Company exchanged all of its ownership in two wholly- owned subsidiaries, Pego Systems Inc. ("Pego") and Electronic and Component Systems Inc. ("ECS"), collectively, the "subsidiaries", for 5,213,594 additional shares of common stock of Enova.

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

          As a result of the Share Purchase Agreement, the Enova Agreement and the Distribution Agreement, each shareholder of record of the Company on March 31, 1999 will receive one (1) share of Enova for every four
          (4) shares owned of the Company. Following the distribution of the Enova shares both the Company and Enova will operate as separate companies.

Note 2.       Basis of Presentation:

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 1998 Form 10-KSB.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of The Hartcourt Companies, Inc. and Subsidiaries as of March 31,1999 and December 31, 1998 and the results of their operations and their cash flows for the three months ended March 31, 1999 and 1998, respectively. The financial statements for the 1998 periods are consolidated to include the accounts of The Hartcourt Companies and its subsidiaries Harcourt Investments, USA, including the accounts of Hartcourt Pen, Pego Systems, Inc. and Electronic Components and Systems, Inc. (together "the Company"). The financial statements for the 1999 periods are consolidated to include the accounts of The Hartcourt Companies and its subsidiaries Harcourt Investments, USA, including the accounts of Hartcourt Pen, (together "the Company") excluding, Pego Systems, Inc. and Electronic Components and Systems, Inc. which were contributed to Enova Holdings, Inc. and distributed to shareholders effective March 31, 1999.

         Certain 1998 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

         The accounting  policies  followed by the Company are set forth in Note
A. to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 1998.

                                                         [HARTCORT\10QSB:033199]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3.       Supplemental Disclosure of Non-Cash Financing Activities:


                                                                 Quarter Ended       Quarter Ended
                                                                 March 31, 1999      March 31, 1998
                                                                 --------------      --------------
                                                                 (unaudited)         (unaudited)



              Cash paid (received) for interest and income taxes:
                    Interest                                     $       -           $ 62,023
                    Taxes                                             (800)                 -

              Non-cash investing and financing activities:
                    Preferred stock issued for Preferred stock
                    issued for accrued Liabilities                       -           $135,000

              Note 4.       Loss per Share :
                                                                 Quarter Ended       Quarter Ended
                                                                 March 31,1998       March 31,1997
                                                                 --------------      -------------
               Income (Loss) from continuous
               Operations:                                       $(249,178)          $(75,228)
               Less preferred stock dividends                            -           (135,000)
                                                                 --------------      -------------
               Income (Loss) available to
               common shareholders                                (249,178)          (210,228)

               Effects of dilutive securities                            -                  -

               Weighted average shares outstanding              19,073,049         16,417,375

               Basic and dilutive earnings per share             $    (.01)        $     (.01)


          During 1999 and 1998, the Company had 2,000,000 warrants outstanding, each convertible into one share of common stock. In addition, during 1999 and 1998, the company had convertible preferred stock outstanding, each share convertible into common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their antidilutive effects based on the net loss reported for each period.

                                                         [HARTCORT\10QSB:033199]

          Part I

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

          As discussed in the Company's annual report filed on Form 10-KSB, during 1998 the Company continued its previously implemented plan to acquire operating companies that were in established industries with a history of growth. However, as a result of continued losses, particularly at the Company's Electronic Components and Systems, Inc. subsidiary the recorded significant impairments to its goodwill in the 4th quarter of 1998. In the 1st quarter of 1998, as more fully described in Part I, Item 1, Note 1 to Notes to Consolidated Financial Statements, the Company settled certain matters of litigation and entered into certain restructuring transactions. In connection with the restructuring, the Company formed a new subsidiary, Enova Holdings, Inc.("Enova") and contributed it's remaining investment in its two operating subsidiaries Electronic Components and Systems, Inc. and Pego Systems, Inc. to Enova. Effective March 31, 1999, the Company contributed its investment in Enova to its shareholders.

          As a result, Hartcourt effectively became a shell corporation with no operations and its principal assets being the investment securities received in exchange for its investment in the Peony Gardens condominium project. Accordingly, the operations presented reflect the Company's equity in earnings / loss of Enova and its subsidiaries through the date of distribution.

          Results of Operations:

          As result of the restructuring, the Company recorded no revenue for the first three months of 1999, while the Company's revenue for the first three months of 1998 was $5,103,000. The equity in earnings / loss for the first three months of 1999 was a loss of $28,000 comprised of earnings at Pego of $117,000 and a loss at ECS of $145,000.

          Corporate selling, general and administrative (SGA) expenses were $242,000 attributed to primarily to the costs associated with the restructuring.

          Liquidity and Capital Resources:

          During the first quarter of 1999, the company raised $75,000 through the sale of common stock and debentures compared to the first quarter of 1998, where the Company sold approximately $525,000 of its marketable securities. These proceeds were used for working capital needs. The current ratio at March 31, 1999 was 2.1 compared to 1.7 at December 31, 1998. Working capital was $7,142,703 at March 31, 1998 and $7,480,308 at December 31, 1997.

          The Company's operating activities used cash of approximately $318,000 for the three months ended March 31, 1999. The Company had an operating loss, before depreciation and amortization of approximately $249,000

                                                         [HARTCORT\10QSB:033199]

          Management's Discussion and Analysis of Financial Condition and Results of Operations:

          Liquidity and Capital Resources: cont.

          Cash provided by investing activities for the three months-ended March 31,1999 was approximately $6.1 million which was offset by cash used in financing activities of $6.2 million. The transactions herein resulted substantially as a result of the litigation settlement and the corporate restructuring more fully described in Part I, Item 1,
          Note 1.

          As a result of the above activities, the company experienced a decrease in cash of $384,000 for the first three months of 1999.

          Business Risks:

          As discussed previously, the Company is substantially a shell but intends to seek out and acquire profitable operating businesses. However, no definitive agreements have been reached. If any acquisition agreements are reached in the near term, the Company can make no assurances that it will be able to obtain the financing necessary to complete the any transaction.

          Competition:

          Since the Company has no current operations, it does not have any direct across the board competitors, but may have competition in the future within the industries for which it may acquire operations.

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

          Impact of Year 2000

          The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. As the Company has no current operations, there is no potential impact as a result of the Year 2000.

                                                         [HARTCORT\10QSB:033199]

                            Part II OTHER INFORMATION

          Item 1. LEGAL PROCEEDINGS

          There have been no changes since the Company's last report in Item 3, "Legal Proceedings" of Form 10-KSB for the fiscal year ended December 31, 1998.

          Item 2. CHANGES IN SECURITIES

          Not applicable

          Item 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable

          Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

          None

          Item 5. OTHER INFORMATION

          None

          Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - None

          (b) Reports on Form 8-K - During the first quarter, the Company filed a Form 8-K reporting the events specified in Part I, Item 1,
              Note 1.

                                                         [HARTCORT\10QSB:033199]

                                   SIGNATURES

Inccordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Hartcourt Companies, Inc.

Date: May 17, 1999                      By:  /s/  Dr. Alan V. Phan
                                             ---------------------------------

                                                  Dr. Alan V. Phan, President

Options and warrants outstanding as of March 31,1999 are antidilutive for purposes of calculating basic and diluted earnings per share and are, therefore ignored.


                                                         [HARTCORT\10QSB:033199]