Form 10QSB
period 1999-06-30
HARTCOURT COMPANIES INC
filed 1999-08-16
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

              1196 East Willow Street, Long Beach, California 91730
                    (Address of principal executive offices)

                                 (562) 426-9796
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ].

As of June 30, 1999, The Hartcourt Companies, Inc. had 19,635,817 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one ): Yes [  ]  No [ X ]

                                                     [HARTCORT\10QSB:JUNE3099]-1

                                TABLE OF CONTENTS
                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                              Report on Form 10-QSB
                              For the Quarter Ended
                                  June 30, 1999

                                                                            Page

PART 1    FINANCIAL INFORMATION

          Item 1.   Financial Statements (Unaudited)

                    Consolidated Balance Sheets - June 30, 1999 and
                    December 31, 1998 .....................................3 - 4

                    Consolidated Statements of Operations - Quarters
                    Ended June 30, 1999 and 1998 and the Six Months
                    Ended June 30, 1999 and 1998 ..........................5

                    Consolidated Statements of Shareholders' Equity
                     - Six Months Ended June 30, 1999 .....................6

                    Consolidated Statements of Cash Flows - Six Months
                    Ended June 30, 1999 and 1998 ..........................7

                    Notes to the Consolidated Financial Statements .........8-12

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and results of Operations                    13-15

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings .....................................15

          Item 2.   Changes in Securities..................................15

          Item 3.   Defaults upon Senior Securities........................15

          Item 4.   Submission of Matters to Vote of Security Holders......15

          Item 5.   Other Information......................................15

          Item 6.   Exhibits and Reports on Form 8-K.......................15

                    Signatures.............................................16

                                                     [HARTCORT\10QSB:JUNE3099]-1


Part I              THE HARTCOURT COMPANIES INC. AND SUBSIDIARIES
Item 1.                  CONSOLIDATED BALANCE SHEETS

                                                                               June 30,
                                                                                 1999                December 31,
                                                                              (Unaudited)                1998
                                                                        ----------------------  ---------------------

CURRENT ASSETS
         Cash                                                           $                   -   $             384,453
         Accounts receivable, net of allowance for doubtful
                  accounts of $76,477 in 1998                                          29,770               3,152,635
         Trade dollar receivable                                                       22,808                  22,670
         Notes receivable, current portion                                            101,523                 101,523
         Inventory                                                                          -               2,613,560
         Prepaid expenses                                                              39,855                 113,068
         Due from related parties                                                     158,222                 175,907
                                                                        ----------------------  ---------------------
                           TOTAL CURRENT ASSETS                                       352,178               6,563,816
PROPERTY AND EQUIPMENT, NET                                                                 -               4,262,120
INVESTMENTS                                                                         5,000,000              11,030,000
OTHER ASSETS                                                                            2,000                  18,423
INTANGIBLES                                                                                 -               5,198,033
                                                                        ----------------------  ---------------------
                           TOTAL ASSETS                                 $           5,354,178   $           27,072,392
                                                                        ======================  ======================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                             117,796               2,745,796
         Accrued expenses and other current liabilities                                39,380                 478,356
         Payable to Mexican affiliate                                                       -                 483,572
         Line of credit                                                                     -               1,502,609
         Notes payable, related parties - current portion                                   -                 145,000
         Notes payable - current portion                                                    -               1,631,199
         Capital lease obligation - current portion                                         -                 290,204
         Debentures                                                                   100,000                  50,000
         Advances from Officer                                                              -                 124,206
                                                                        ----------------------  ---------------------
                           TOTAL CURRENT LIABILITIES                                  257,176                7,450,942


                                                     [HARTCORT\10QSB:JUNE3099]-1


Item 1.             THE HARTCOURT COMPANIES INC. AND SUBSIDIARIES
(cont.)                       CONSOLIDATED BALANCE SHEETS
                                        (CONTINUED)

                                                                                   June 30,
                                                                                     1999             December 31,
                                                                                  (Unaudited)             1998
                                                                              -------------------  ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (cont.)
NOTES PAYABLE, net of current portion                                                          -            1,739,512
CAPITAL LEASE OBLIGATIONS, net of current portion                                              -              780,760
                                                                              -------------------  ------------------
            TOTAL LIABILITIES                                                            257,176            9,971,214
COMMITMENTS AND CONTINGENCIES                                                                  -                    -
SHAREHOLDERS' EQUITY
   Preferred Stock
      Original preferred stock, $0.01 par value, 1,000 shares
      authorized, issued and outstanding                                                       -                   10
   Series A, $1,000 stated value, 4,000 shares authorized,
       issued and outstanding at December 31, 1998                                             -            4,000,000
   Series B, $1,000 stated value, 2,000 shares authorized,
       issued and outstanding at December 31, 1998                                             -            2,000,000
   Series D, $1,000 stated value, 10,000 shares authorized,
       issued and outstanding at December 31, 1998                                             -            3,400,000
   Series AB, $100 stated value, 25,000 shares authorized,
       4,050 shares issued and outstanding at December 31, 1998                                 -             405,000
   Class A, no par value, 10,000,,000 shares authorized,
       none issued and outstanding                                                             -                    -
                                                                              -------------------  ------------------
            TOTAL PREFERRED STOCK                                                              -            9,805,010
                                                                              -------------------  ------------------
   Common  stock,  $0.01 par value,  50,000,000  shares  authorized;  19,700,181 shares  issued and  outstanding  at June 30,  1999 and  19,954,382  shares issued and outstanding at
      December 31, 1998                                                                   19,636               19,955
   Stock subscription receivable                                                               -             (301,000)
   Treasury stock, at cost (24,364 shares in 1999 and 1998)                             (279,928)            (279,928)
   Additional paid-in capital                                                         31,421,906           33,257,835
   Accumulated deficit                                                               (26,064,612)         (25,400,694)
                                                                              -------------------  -------------------
            TOTAL SHAREHOLDERS' EQUITY                                                 5,097,002           17,101,178
              TOTAL LIABILITIES AND SHAREHOLDERS'
               EQUITY                                                         $        5,354,178   $       27,072,392
                     =================== ===================


                                                     [HARTCORT\10QSB:JUNE3099]-1


Item 1.             THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended                       Six Months Ended
                                                                 June 30,                                June 30,
                                                 ------------------------------------------ -------------------------------------
                                                          1999                 1998                1999               1998
                                                 ---------------------- ------------------- ------------------ ------------------

REVENUES
   Product Sales                                 $                   -  $        2,603,034  $               -  $        7,548,765
   Services and Labor Sales                                          -           2,966,869                  -           3,124,137
                                                 ---------------------- ------------------- ------------------ ------------------
      TOTAL REVENUE                                                  -           5,569,903                  -          10,672,902
COST OF SALES                                                        -           4,067,551                  -           7,748,400
                                                 ---------------------- ------------------- ------------------ ------------------
   Gross Profit                                                      -           1,502,352                  -           2,924,502
OPERATING EXPENSES
   Selling, general and administrative                         413,385           1,370,742            655,160           2,629,712
   Depreciation and amortization                                     -             184,697                  -             369,395
                                                 ---------------------- ------------------- ------------------ ------------------
      TOTAL OPERATING EXPENSES                                 413,385           1,555,439            655,160           2,999,107
                                                 ---------------------- ------------------- ------------------ ------------------
INCOME (LOSS) FROM OPERATIONS                                 (413,385)            (53,087)          (655,160)            (74,605)
EQUITY IN LOSS OF UNCONSOLIDATED
   SUBSIDIARIES                                                      -                   -            (28,298)                  -
OTHER INCOME (EXPENSES)
   Interest expense                                                  -             (78,071)                 -            (140,104)
   Interest income                                                   -              27,780             20,095              37,378
   Miscellaneous income                                              -              23,836                  -              23,836
                                                 ---------------------- ------------------- ------------------ ------------------
      TOTAL OTHER INCOME (EXPENS                                     -             (26,455)            20,095             (78,890)
                                                 ---------------------- ------------------- ------------------ -------------------
NET INCOME (LOSS) BEFORE TAXES                                (413,385)            (79,542)          (663,363)           (153,495)
   Income taxes                                                  1,355                   -                555               1,275
                                                 ---------------------- ------------------- ------------------ ------------------
NET LOSS                                         $            (414,740) $          (79,542) $        (663,918) $         (154,770)
                                                 ====================== =================== ================== ===================
BASIC AND FULLY DILUTED INCOME
   (LOSS) PER SHARE                              $                (.02) $             (.01) $            (.03) $             (.03)
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                       19,640,025          16,997,215         19,306,537          16,997,215


                                                     [HARTCORT\10QSB:JUNE3099]-1


Item 1              THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)             CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                      FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)




                                                      Common Stock              Preferred Stock            Additional
                                                  ------------------------    -------------------------       Paid
                                                  Shares         Amount       Shares        Amount           Capital
                                                  ----------  ------------    --------  --------------- ---------------


Balance, December 31, 1998                        19,954,382  $     19,955      14,450  $     9,805,010 $    33,257,835
   Shares issued to investors                        197,000           197           -               -           24,863
   Shares redeemed in connection with sale
      sale of 30% interest in ECS to J. Pruzin    (2,000,000)       (2,000)     (3,400)     (3,400,000)      (1,998,000)
   Shares issued (redeemed) in
      connection with litigation settlement       (1,000,000)       (1,000)    (10,050)     (6,405,000)          100,000
   Stock subscription rescinded                            -             -           -               -                -
   Shares issued for Services                        305,000           305           -               -           75,945
   Shares issued to employees and directors          205,000           205           -               -           51,045
   Distribution of Enova to Shareholders                   -             -      (1,000)           (10)         (399,378)
   Net Loss                                                -             -           -               -                -
                                              --------------- ------------- ----------- --------------- ----------------
Balance, March 31, 1999                           17,661,382  $     17,662           -  $            -  $    31,112,310
   Shares issued to investors                         103,000          103           -               -           12,772
   Shares issued to Alan Phan in lieu of cash
       per employment contract for 1998
       services                                     1,706,485        1,706           -               -          198,294
   Shares issued for Services                          50,000           50           -               -           12,450
   Shares issued to employees and directors          114,950           115                                       86,080
   Net loss                                                -             -           -               -                -
                                              --------------- ------------- ----------- --------------- ----------------
Balance, June 30, 1999                             19,635,817 $     19,636           -  $            -  $    31,421,906
                                              =============== ============= =========== =============== ================


                                                     [HARTCORT\10QSB:JUNE3099]-1

                                                                      6(a)


Item 1              THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)             CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                      FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)



                                                  Common
                                                   Stock              Treasury Stock                               Total
                                                Subscription          ----------------------   Accumulated      Shareholders'
                                                 Receivable           Shares      Amount         Deficit            Equity
                                                ---------------        ------  -------------- ---------------  ----------------

Balance, December 31, 1998                      $     (301,000)        24,364  $    (279,928) $  (25,400,694)  $     17,101,178
   Shares issued to investors                                -              -              -               -             25,060
   Shares redeemed in connection with sale
      sale of 30% interest in ECS to J. Pruzin               -              -              -               -         (5,400,000)
   Shares issued (redeemed) in
      connection with litigation settlement                  -              -              -               -         (6,306,000)
   Stock subscription rescinded                        301,000              -              -               -            301,000
   Shares issued for Services                                -              -              -               -             76,250
   Shares issued to employees and directors                  -              -              -               -             51,250
   Distribution of Enova to Shareholders                     -              -              -               -           (399,388)
   Net Loss                                                  -              -              -       (249,178)           (249,178)
                                                ---------------  ------------- -------------- ---------------  -----------------
Balance, March 31, 1999                                      0         24,364  $    (279,928) $  (25,649,872)  $      5,200,172
   Shares issued to investors                                -              -              -               -             12,875
   Shares issued to Alan Phan in lieu of cash
       per employment contract for 1998
       services                                              -              -              -               -            200,000
   Shares issued for Services                                -              -              -               -             12,500
   Shares issued to employees and directors                  -              -              -               -             86,195
   Net loss                                                  -              -              -        (414,740)                 0
                                               ---------------  -------------  -------------- ---------------  -----------------
Balance, June 30, 1999                          $            -         24,364  $    (279,928) $  (26,064,612)  $      5,097,002
                                               ===============  =============  ============== ===============  =================


                                                     [HARTCORT\10QSB:JUNE3099]-1

                                                                      6(b)


Item 1.             THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)                  CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                                            Six Months ended
                                                                                                June 30,
                                                                              ----------------------------------------
                                                                                     1999                 1998
                                                                              ------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                   $        (663,918)  $          (154,770)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Stock issued for services                                                       88,750               166,428
         Depreciation and amortization                                                                        376,492
         Changes in operating assets and liabilities:
            (Increase) decrease in:
                  Accounts receivable                                                         -              (665,697)
                  Inventory                                                              13,083               919,642
                  Prepaid expenses and other assets                                      28,500               (28,031)
            Increase (decrease) in:
                  Accounts payable and accrued expenses                                   8,233            (1,577,541)
                  Due from related party                                                (15,700)              (56,611)
                  Payable to Mexican affiliate                                                -                 7,607
                                                                              ------------------  --------------------
NET CASH USED IN OPERATING ACTIVITIES                                                  (617,302)           (1,012,481)
CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of 30% of ECS                                                                5,400,000                    -
   Change in Investments                                                               1,135,607                    -
     Distribution of Subsidiary Ownership to shareholders                              (399,388)                    -
     Purchase of (sale) of property and equipment                                             -              (170,794)
   Proceeds on sale of marketable securities                                                  -               523,903
   Payments on notes receivable                                                               -                 7,199
                                                                              ------------------  --------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   6,136,219               360,308
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                                                  37,935              1,125,002
   Common stock issued to directors and officers                                        337,445                     -
   Common stock subscription receivable                                                       -              (275,000)
   Other loans and lines of credit                                                       50,000               656,067
   Payments on related party payable                                                          -                (2,096)
   Payments on long-term debt                                                                 -              (124,209)
   Payments on capital lease obligation                                                       -              (101,297)
   Redemption of preferred stock                                                     (6,405,000)              500,000)
                                                                              ------------------  --------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  (5,903,370)              778,467
                                                                              ------------------  --------------------
NET INCREASE (DECREASE) IN CASH                                                        (384,453)              126,294
CASH, BEGINNING OF PERIOD                                                               384,453                77,688
                                                                              ------------------  --------------------
CASH, END OF PERIOD                                                           $               -   $            203,982
                                                                              ==================  =====================


                                                     [HARTCORT\10QSB:JUNE3099]-1

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

                                                     [HARTCORT\10QSB:JUNE3099]-1

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

ECS maintains manufacturing operations under maquiladora agreements in Nogales, Mexico. The 100% shareholder of the maquiladora is also the President of ECS. A substantial amount of ECS' cables and electronic components are manufactured and assembled at the Mexico facility. ECS also has smaller manufacturing facilities in Fremont, California, Chandler, Arizona and a distribution facility in Nogales, Arizona.

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

                                                     [HARTCORT\10QSB:JUNE3099]-1

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

4) On September 3, 1998, American Equities filed suit against the Company for breach of contract. The Company denied that it had breached any contract with American Equities and filed a cross- complaint for fraud and non-performance against American Equities and additional cross-defendants. As settlement of these matters, the parties agreed that all fees paid to American Equities were earned and to provide American Equities with a 27.65% interest in ECS and no payments were due to either party. Additionally, American Equities agreed to provide working capital for ECS.

5) The Company had a subscription receivable for 600,000 common shares sold by an investment banker and not paid for. In the settlements, the Company received 600,000 shares back and canceled both the subscription receivable and common shares.

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

                                                     [HARTCORT\10QSB:JUNE3099]-1

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9) On March 24, 1999, the Company entered into a Distribution Agreement pursuant to which the Company distributed to all shareholders of record on March 31, 1999 all of the 5,213,595 shares of common stock of Enova and to file, within a reasonable period of time following such distribution, a Registration Statement on Form 10-SB to cause the distributed shares of Enova to be registered under the Securities Exchange Act of 1934.

     As a result of the Share Purchase Agreement, the Enova Agreement and the Distribution Agreement, each shareholder of record of the Company on March 31, 1999 will receive one (1) share of Enova for every four (4) shares owned of the Company. Following the distribution of the Enova shares both the Company and Enova will operate as separate companies.

On June 28, 1999, in connection with curing a covenant violation with a bank loan, the Company infused additional equity capital into Pego Systems, Inc. ("Pego") a former subsidiary. Pego is a wholly owned subsidiary of Enova Holdings, Inc. which was distributed to shareholders effective March 31, 1999. In exchange for $1 million market value (carrying value $500,000), the Company received 17,000 shares of Pego common stock, representing 34% of the outstanding common shares of Pego. In addition, the Company has the right to acquire another 17,000 shares of Pego common stock if Pego is in default on its bank loan. The investment in Pego is carried as an investment on the balance sheet at June 30, 1999.

Note 2.           Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company=s 1998 Form 10-KSB.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of The Hartcourt Companies, Inc. and Subsidiaries as of June 30, 1999 and December 31, 1998 and the results of their operations and their cash flows for the six months ended June 30, 1999 and 1998, respectively. The financial statements for the 1998 periods are consolidated to include the accounts of The Hartcourt Companies and its subsidiaries Harcourt Investments, USA, including the accounts of Hartcourt Pen, Pego Systems, Inc. and Electronic Components and Systems, Inc. (together "the Company"). The financial statements for the 1999 periods are consolidated to include the accounts of The Hartcourt Companies and its subsidiaries Harcourt Investments, USA, including the accounts of Hartcourt Pen, (together "the Company") excluding, Pego Systems, Inc. and Electronic Components and Systems, Inc. which were contributed to Enova Holdings, Inc. and distributed to shareholders effective March 31, 1999.

Certain 1998 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

The accounting policies followed by the Company are set forth in Note A. to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 1998.

                                                     [HARTCORT\10QSB:JUNE3099]-1

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 3.           Supplemental Disclosure of Non-Cash Financing Activities:

                                                      Quarter Ended          Quarter Ended
                                                      June 30, 1999          June 30, 1998
                                                       (Unaudited)            (Unaudited)
                                                  --------------------   -------------------

Cash paid (received) for interest and income taxes:
   Interest                                       $                  -   $            78,071
   Taxes                                                         1,355                    -
Non-cash investing and financing activities:
   Preferred stock issued for dividends           $                  -   $           270,000
   Preferred stock issued for accrued
   liabilities                                                       -               135,000



Note 4.       Loss per Share :

                                           Quarter               Quarter            Six Months           Six Months
                                            Ended                 Ended                Ended                Ended
                                        June 30, 1999         June 30, 1998        June 30, 1999        June 30, 1999
                                    --------------------- --------------------  -------------------  -------------------

Income (Loss) from continuous
   operations:                      $           (414,740) $           (79,542)  $         (663,918)  $         (154,770)
Less preferred stock dividends                         -             (135,000)                   -             (270,000)
                                    --------------------- --------------------  -------------------  -------------------
Income (Loss) available to
   common shareholders                          (414,740)            (214,542)            (663,918)            (424,770)
Effects of dilutive securities                         -                    -                    -                    -
Weighted average shares
   outstanding                                19,640,025           16,997,215            19,306,537          16,997,215
Basic and dilutive earnings per
   share                            $               (.02) $              (.01)  $             (.03)  $             (.00)


Note 4.           Loss per share: (continued)

During 1999and 1998, the Company had 2,000,000 warrants outstanding, each convertible into one share of common stock. In addition, during 1999 and 1998, the company had convertible preferred stock outstanding, each share convertible into common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their antidilutive effects based on the net loss reported for each period.

                                                     [HARTCORT\10QSB:JUNE3099]-1

Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

As discussed in the Company's annual report filed on Form 10-KSB, during 1998 the Company continued its previously implemented plan to acquire operating companies that were in established industries with a history of growth. However, as a result of continued losses, particularly at the Company' Electronic Components and Systems, Inc. subsidiary the recorded significant impairments to its goodwill in the 4th quarter of 1999. In the 1st quarter of 1998, as more fully described in Part I, Item 1, Note 1 to Notes to Consolidated Financial Statements, the Company settled certain matters of litigation and entered into certain restructuring transactions. In connection with the restructuring, the Company formed a new subsidiary, Enova Holdings, Inc.("Enova") and contributed it's remaining investment in its two operating subsidiaries Electronic Components and Systems, Inc. and Pego Systems, Inc. to Enova. Effective March 31, 1999, the Company contributed its investment in Enova to its shareholders.

As a result, Hartcourt effectively became a shell corporation with no operations and its principal assets being the investment securities received in exchange for its investment in the Peony Gardens condominium project. Accordingly, the operations presented reflect the Company's equity in earnings / loss of Enova and its subsidiaries through the date of distribution.

Results of Operations:

As result of the restructuring, the Company recorded no revenue for the first six months of 1999, while the Company=s revenue for the first six months of 1998 was $10,672,902. The equity in earnings / loss for the first six months of 1999 was a loss of $28,000 comprised of earnings at Pego of $117,000 and a loss at ECS of $145,000 through March 31, 1999.

Corporate selling, general and administrative (SGA) expenses were $655,160 attributed to the costs of operating the holding Company, seeking new business opportunities and associated with the restructuring.

Liquidity and Capital Resources:

During the first half of 1999, the company raised $87,935 through the sale of common stock and debentures compared to the first half of 1998, where the Company sold approximately $1,125,002 of its equity securities. These proceeds were used for working capital needs. The current ratio at June 30, 1999 was 1.4 compared to .9 at December 31, 1998. Working capital was $95,002 at June 30,1999 and ($887,126) at December 31, 1998.

The Company's operating activities used cash of approximately $617,000 for the six months ended June 30, 1999. The Company had an operating loss, before depreciation and amortization of approximately $664,000

Cash provided by investing activities for the six months-ended June 30,1999 was approximately $6.1 million which was offset by cash used in financing activities of $5.9 million. The transactions herein resulted substantially as a result of the litigation settlement and the corporate restructuring more fully described in Part I, Item 1, Note 1.

As a result of the above activities, the company experienced a decrease in cash of $384,000 for the first six months of 1999.

                                                     [HARTCORT\10QSB:JUNE3099]-1

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations: (Continued)

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

Recently, management has been focusing its efforts on pursuing the corporate objective of becoming an Internet-related company with investments in China and Asia through mergers and acquisitions. To this end, the Company is in the process of finalizing and securing financing for three separate ventures. Each transaction is subject to the Company's ability to obtain funding for the transaction. There can be no assurances that the Company will be successful in obtaining the funding for one or all of the transactions..

In the first transaction, the Company has agreed to purchase 35% of UAC Online Stock Trading Ltd ("UAC") for $2.5 million. UAC is a company providing on-line trade execution for stock brokerage firms in China via an intranet service called CHINAPAC which is owned by China Telecom. UAC intends to use the cash received from the Company to complete the testing and installation of its systems into all 98 offices of Hua Xia Securities in China. Current plans are for all 98 offices of Hoa Xia Securities to be operational within 6 months.

In the next tranaction, the Company has agreed to a joint venture with IPC Technology International Ltd. ("IPC") to provide Internet Connections and
Services on a nation-wide basis in China. In the agreement, the Company with provide the joint venture with $5 million of equity funding, in exchange for a 35% ownership of the joint venture, and arrange for $45 million of debt financing for the joint venture to build the required backbone and operational infrastructure . IPC will contribute to the joint venture the national ISP license and an agreement with China Telecom.

                                                     [HARTCORT\10QSB:JUNE3099]-1

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management of Growth: (cont.)

In the third transaction, the Company has agreed to purchase 58.5% of Financial Telecom Ltd. ("FTL") for $3 million in cash and stock. FTL is a provider of real-time quotes for Hong Kong listed companies and has been in business 14 years. Quotes and related data is transmitted via computer terminals, cable boxes, custom-designed PDA and digital pagers.

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

None

Item 5.        Other Information

None

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits - None
               (b)  Form 8-K - None

                                                     [HARTCORT\10QSB:JUNE3099]-1

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Hartcourt Companies, Inc.

Date:    August 16, 1999                By   /s/  Jon L. Lawver
                                             ----------------------------------
                                                  Jon L. Lawver
                                                  Secretary and
                                                  Chief Accounting Officer