Form 10QSB
period 1999-08-30
HARTCOURT COMPANIES INC
filed 1999-11-22
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                 (562) 426-9796
                           (Issuers telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes[X]No[ ].

     As of September 30, 1999, The Hartcourt Companies, Inc. had 21,099,460 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one ):  Yes [  ]  No [ X ]

                                                       [HARTCORT\10QSBSEP3099]-1

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

               Consolidated Balance Sheets - September 30, 1999 and
               December 31, 1998...........................................3 - 4

               Consolidated Statements of Operations - Quarters Ended
               September 30, 1999 and 1998 and the Nine Months Ended
               September 30, 1999 and 1998.....................................5

               Consolidated Statements of Shareholders Equity - Nine Months
               Ended September 30, 1999........................................6

               Consolidated Statements of Cash Flows - Nine Months Ended
               September 30, 1999 and 1998.....................................7

               Notes to the Consolidated Financial Statements.............8 - 12

          Item 2. Managements Discussion and Analysis of Financial Condition
                  and results of Operations..............................13 - 15

PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings..........................................15

          Item 2.  Changes in Securities......................................15

          Item 3.  Defaults upon Senior Securities............................15

          Item 4.  Submission of Matters to Vote of Security Holders..........15

          Item 5.  Other Information..........................................15

          Item 6.  Exhibits and Reports on Form 8-K...........................15

                   Signatures.................................................16

                                                       [HARTCORT\10QSBSEP3099]-1
                                        2

Part I         THE HARTCOURT COMPANIES INC. AND SUBSIDIARIES
Item 1.                  CONSOLIDATED BALANCE SHEETS




                                                              September 30,
                                                                   1999        December 31,
                                                               (Unaudited)        1998

CURRENT ASSETS
         Cash                                                 $       1,578   $     384,453
         Accounts receivable, net of allowance for doubtful
             accounts of $76,477 in 1998                             46,770       3,152,635
         Trade dollar receivable                                     22,808          22,670
         Notes receivable, current portion                           96,523         101,523
         Inventory                                                        -        2,613,560
         Prepaid expenses                                            24,855          113,068
         Due from related parties                                   158,222          175,907

                           TOTAL CURRENT ASSETS                     350,756        6,563,816

PROPERTY AND EQUIPMENT, NET                                               -        4,262,120
INVESTMENTS                                                       5,050,000       11,030,000
OTHER ASSETS                                                        502,000           18,423
INTANGIBLES                                                               -        5,198,033

                           TOTAL ASSETS                       $   5,902,756   $   27,072,392

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES
         Accounts payable                                           144,819        2,745,796
         Accrued expenses and other current liabilities              39,380          478,356
         Payable to Mexican affiliate                                     -          483,572
         Line of credit                                                   -        1,502,609
         Notes payable, related parties - current portion            65,000          145,000
         Notes payable - current portion                                  -        1,631,199
         Capital lease obligation - current portion                       -          290,204
         Debentures                                                       -           50,000
         Advances from Officer                                            -          124,206

                           TOTAL CURRENT LIABILITIES                249,199        7,450,942

                                                       [HARTCORT\10QSBSEP3099]-1
                                        3

Item 1.             THE HARTCOURT COMPANIES INC. AND SUBSIDIARIES
(cont.)                     CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                                September 30,
                                                                    1999             December 31,
                                                                 (Unaudited)             1998

LIABILITIES AND SHAREHOLDERS EQUITY (cont.)
NOTES PAYABLE, net of current portion                                      -           1,739,512
CAPITAL LEASE OBLIGATIONS, net of current portion                          -             780,760
            TOTAL LIABILITIES                                        249,199           9,971,214

COMMITMENTS AND CONTINGENCIES                                              -                   -
SHAREHOLDERS EQUITY
   Preferred Stock
      Original preferred stock, $0.01 par value, 1,000 shares
      authorized, issued and outstanding                                   -                  10
   Series A, $1,000 stated value, 4,000 shares authorized,
       issued and outstanding at December 31, 1998                         -           4,000,000
   Series B, $1,000 stated value, 2,000 shares authorized,
       issued and outstanding at December 31, 1998                         -           2,000,000
   Series D, $1,000 stated value, 10,000 shares authorized,
       issued and outstanding at December 31, 1998                         -           3,400,000
   Series AB, $100 stated value, 25,000 shares authorized,
       4,050 shares issued and outstanding at December 31, 1998            -             405,000
            TOTAL PREFERRED STOCK                                          -           9,805,010

   Common stock, $0.01 par value, 50,000,000 shares
      authorized; 21,099,460 shares issued and outstanding at
      September 30, 1999 and 19,954,382 shares issued and
      outstanding at December 31, 1998                                21,100              19,955
   Stock subscription receivable                                           -            (301,000)
   Treasury stock, at cost (24,364 shares in 1999 and 1998)         (279,928)           (279,928)
   Additional paid-in capital                                     32,300,707          33,257,835
   Accumulated deficit                                           (26,388,322)        (25,400,694)
            TOTAL SHAREHOLDERS EQUITY                              5,653,557          17,101,178
              TOTAL LIABILITIES AND SHAREHOLDERS
               EQUITY                                           $  5,902,756      $   27,072,392


                                                      [HARTCORT\10QSBSEP3099]-1
                                        4

Item 1.           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)                CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three Months Ended           Nine Months Ended
                                                  September 30,                 September 30,
                                              1999             1998         1999           1998

REVENUES
   Product Sales                           $         -  $    5,165,548  $          -  $  12,714,313
   Services and Labor Sales                          -       1,743,499             -      4,867,636
      TOTAL REVENUE                                  -       6,909,047             -     17,581,949

COST OF SALES                                        -       4,842,175             -     12,590,585
   Gross Profit                                      -       2,066,862             -      4,991,364

OPERATING EXPENSES
   Selling, general and administrative         304,710       1,744,477       959,870      4,374,189
   Depreciation and amortization                     -         168,280             -        537,675
      TOTAL OPERATING EXPENSES                 304,710       1,912,757       959,870      4,911,864

INCOME (LOSS) FROM OPERATIONS                 (304,710)        154,105      (959,870)        79,500
EQUITY IN LOSS OF UNCONSOLIDATED
   SUBSIDIARIES                                      -               -       (28,298)             -

OTHER INCOME (EXPENSES)
   Interest expense                            (19,000)       (100,089)      (19,000)      (240,193)
   Interest income                                   -           4,500        20,095         36,306
   Miscellaneous income                              -          12,740             -         42,148
      TOTAL OTHER INCOME (EXPENSE)             (19,000)        (82,849)        1,095       (161,739)

NET INCOME (LOSS) BEFORE TAXES                (323,710)         71,256      (987,023)       (82,239)
   Income taxes                                      -              63           555          1,338
NET LOSS                                   $  (323,710) $       71,193  $   (987,628) $     (83,577)

BASIC AND FULLY DILUTED INCOME
   (LOSS) PER SHARE                        $      (.02) $         .004  $       (.05) $       (.005)
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                       19,956,279      19,056,990    19,523,118     17,683,807



                                                       [HARTCORT\10QSBSEP3099]-1
                                        5

Item 1           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)           CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                  FOR THE NINE MONTHS ENDED September 30, 1999
                                   (UNAUDITED)

                                                                              Common
                            Common Stock        Preferred Stock               Stock     Treasury Stock                  Total
                                                                  Additional  Subscription                Accumulated   Shareholders
                                                                  Paid        Receivable                  Deficit       Equity
                                                                  Capital
                            Shares     Amount   Shares Amount                           Shares Amount

Balance, December 31, 1998  19,954,382 $19,955  14,450 $9,805,010 $33,257,835 $(301,000) 24,364 $(279,928)$(25,400,694) $17,101,178
 Shares issued to investors    197,000     197       -          -      24,863         -       -         -            -       25,060
 Shares redeemed in
  connection with sale of
  30% interest in ECS to
  J. Pruzin                 (2,000,000) (2,000) (3,400)(3,400,000) (1,998,000)        -       -         -            -   (5,400,000)
 Shares issued (redeemed) in
  connection with litigation
  settlement                (1,000,000) (1,000)(10,050)(6,405,000)    100,000         -       -         -            -   (6,306,000)
 Stock subscription rescinded        -       -       -          -           -   301,000       -         -            -      301,000
 Shares issued for Services    305,000     305       -          -      75,945         -       -         -            -       76,250
 Shares issued to employees
  and directors                205,000     205       -          -      51,045         -       -         -            -       51,250
 Distribution of Enova to
   Shareholders                      -       -  (1,000)       (10)   (399,378)        -       -         -            -     (399,388)
 Net loss for period                 -       -       -          -           -         -       -         -     (249,178)    (249,178)
Balance, March 31, 1999     17,661,382 $17,662       -  $       - $31,112,310  $      0  24,364 $(279,928)$(25,649,872)  $5,200,172
 Shares issued to investors    103,000     103       -          -      12,772         -       -         -            -       12,875
 Shares issued to Alan Phan
  in lieu of cash per
  employment contract for
  1998 services              1,706,485   1,706       -          -     198,294         -       -         -            -      200,000
 Shares issued for Services     50,000      50       -          -      12,450         -       -         -            -       12,500
 Shares issued to employees
  and directors                114,950     115       -          -      86,080         -       -         -            -       86,195
 Net loss for period                 -       -       -          -          -          -       -         -     (414,740)    (414,740)
Balance, June 30, 1999      19,635,817 $19,636       -  $       - $31,421,906  $      -  24,364 $(279,928)$(26,064,612)  $5,097,002


Item 1           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)           CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                  FOR THE NINE MONTHS ENDED September 30, 1999
                             (UNAUDITED) (Continued)


                                                                              Common
                            Common Stock        Preferred Stock               Stock     Treasury Stock                  Total
                                                                  Additional  Subscription                Accumulated   Shareholders
                                                                  Paid        Receivable                  Deficit       Equity
                                                                  Capital
                            Shares     Amount   Shares Amount                           Shares Amount
Balance, June 30, 1999      19,635,817 $19,636       -  $      -  $31,421,906  $      -  24,364 $(279,928)$(26,064,612)  $5,097,002
 Shares issued to investors  1,000,000   1,000       -         -      499,000         -       -         -            -      500,000
 Shares issued to retire
  debt                         140,000     140       -         -       53,860         -       -         -            -       54,000
 Shares issued upon exercise
  of warrants                   68,000      68       -         -       16,932         -       -         -            -       17,000
 Shares issued for Services    212,143     212       -         -      253,809         -       -         -            -      254,021
 Shares issued to employees
  and directors                 43,500      44       -         -       55,200         -       -         -            -       55,244
 Net loss for period                 -       -       -         -            -         -       -         -     (323,710)    (323,710)
Balance, September 30, 1999 21,099,460 $21,100       -  $      -  $32,300,707  $      -  24,364 $(279,928)$(26,388,322)  $5,653,557

Item 1.       THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
(cont.)              CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)


                                                                   Nine Months ended
                                                                     September 30,
                                                                  1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                  $   (987,628)  $    (83,577)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Stock issued for services                                342,771        195,502
         Depreciation and amortization                                  -        571,650
         Changes in operating assets and liabilities:
            (Increase) decrease in:
                  Accounts receivable                             (17,000)    (1,271,445)
                  Inventory                                        13,083        256,341
                  Other assets and liabilities                     17,500         11,949
            Increase (decrease) in:
                  Accounts payable and accrued expenses            35,256       (626,449)
                  Due from related party                          (15,700)       (86,721)
                  Payable to Mexican affiliate                          -        (17,901)
NET CASH USED IN OPERATING ACTIVITIES                            (611,718)    (1,050,651)

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of 30% of ECS                                         5,400,000              -
   Change in Investments                                        1,085,607              -
     Distribution of Subsidiary Ownership to shareholders        (399,388)             -
     Increase in other Assets                                    (500,000)             -
     Purchase of (sale) of property and equipment                       -       (805,076)
   Proceeds on sale of marketable securities                            -        523,903
   Payments on acquisitions                                             -        200,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             5,586,219        (81,173)

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock, exercise of warrants                     554,935      1,125,002
   Common stock issued to directors and officers                  392,689              -
   Common stock issued in settlement of debt                      100,000              -
   Common stock subscription receivable                                 -       (275,000)
   Other loans and lines of credit                                      -      1,481,738
   Issuance of Long Term Debt                                           -      1,200,000
   Payments on long-term debt                                           -       (249,209)
   Payments on capital lease obligation                                 -       (201,297)
   Redemption of preferred stock                               (6,405,000)    (1,500,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (5,357,376)     1,581,234
NET INCREASE (DECREASE) IN CASH                                  (382,875)       449,410
CASH, BEGINNING OF PERIOD                                         384,453         77,688
CASH, END OF PERIOD                                          $      1,578   $    527,098

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

     In November 1994, Stardust, Inc., Production-Recording-Promotion (Stardust) acquired 100% of the outstanding shares of Harcourt Investments for 8,280,000 shares of its common stock in a transaction accounted for as a recapitalization of Harcourt Investments with Harcourt Investments as the acquirer (reverse acquisition). Therefore, the historic cost of assets and liabilities were carried forward to the consolidated entity. In 1995 and 1996, reverse stock splits changed the number of shares issued and outstanding to 6,110,337, then to 2,735,952. The consolidated financial statements were restated to reflect this capital stock transaction. Stardusts name was changed to the The Hartcourt Companies, Inc.

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


                                                       [HARTCORT\10QSBSEP3099]-1
                                        9

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.   Organization and Nature of Operations (cont.):

     In October 1997, the Company purchased the outstanding shares of Pego Systems, Inc. (Pego) whereby Pego became a wholly owned subsidiary of the Company. Pego, a manufacturers representative organization for air and gas handling equipment, offers a full line of value added services including distribution, service and the manufacturing of custom process equipment packages. In connection with the purchase, the Company paid $500,000 in cash, issued 450,000 shares of common stock, 1,500 shares of series C redeemable preferred stock, and entered into a non-compete agreement with Pegos majority shareholders.

     On October 28, 1997, the Company, through a wholly owned subsidiary, acquired Electronic Components and Systems, Inc. (ECS) and Pruzin Technologies, Inc. (Pruzin) a related entity of ECS. ECS and Pruzin specialize in high technology contract manufacturing and assembly of printed circuit boards, phone and cable wires. ECS has three facilities in Arizona and has a service contract with a maquiladora in the free trade zone in Sonora, Mexico. The Company issued 3,400 shares of Series D convertible preferred stock, 2,500,000 shares of the Companys common stock, $250,000 in cash and a $250,000 promissory note.

     ECS maintains manufacturing operations under maquiladora agreements in Nogales, Mexico. The 100% shareholder of the maquiladora is also the President of ECS. A substantial amount of ECS cables and electronic components are manufactured and assembled at the Mexico facility. ECS also has smaller manufacturing facilities in Fremont, California, Chandler, Arizona and a distribution facility in Nogales, Arizona.

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


                                                       [HARTCORT\10QSBSEP3099]-1
                                       10

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

     8) Effective March 1, 1999, the Company and Enova executed an Exchange Agreement (the Enova Agreement) whereby the Company exchanged all of its ownership in two wholly-owned subsidiaries, Pego Systems Inc. (Pego) and Electronic and Component Systems Inc. (ECS), collectively, the subsidiaries, for 5,213,594 additional shares of common stock of Enova.

                                                       [HARTCORT\10QSBSEP3099]-1
                                       11

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

     On June 28, 1999, in connection with curing a covenant violation with a bank loan, the Company infused additional equity capital into Pego Systems, Inc.
(Pego) a former subsidiary. Pego is a wholly owned subsidiary of Enova Holdings, Inc. which was distributed to shareholders effective March 31, 1999. In exchange for $1 million market value (carrying value $500,000), the Company received 17,000 shares of Pego common stock, representing 34% of the outstanding common shares of Pego. In addition, the Company has the right to acquire another 17,000 shares of Pego common stock if Pego is in default on its bank loan. The investment in Pego is carried as an investment on the balance sheet at June 30, 1999.

     On October 4, 1999, the Company completed the purchase of a 58.5% interest in Financial Telecom Ltd.(FTL) of Hong Kong for $3 million in cash, notes and stock. FTL is an information service provider specializing in transmitting real-time financial data and news via a network of fixed-line and wireless systems, including new-generation high-speed FLEX wireless PDA for mobile users. FTL hass been in business for 14 years. The transaction closed with the Company making a cash payment of $500,000, issuing a note for $1,000,000 and 1,500,000 shares of its common stock.

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

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of The Hartcourt Companies, Inc. and Subsidiaries as of September 30, 1999 and December 31, 1998 and the results of their operations and their cash flows for the nine months ended September 30, 1999 and 1998, respectively. The financial statements for the 1998 periods are consolidated to include the accounts of The Hartcourt Companies and its subsidiaries Harcourt Investments, USA, including the accounts of Hartcourt Pen, Pego Systems, Inc. and Electronic Components and Systems, Inc. (together the Company). The financial statements for the 1999 periods are consolidated to include the accounts of The Hartcourt Companies and its subsidiaries Harcourt Investments, USA, including the accounts of Hartcourt Pen, (together the Company) excluding, Pego Systems, Inc. and Electronic Components and Systems, Inc. which were contributed to Enova Holdings, Inc. and distributed to shareholders effective March 31, 1999.
                                                       [HARTCORT\10QSBSEP3099]-1

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2.   Basis of Presentation:(continued)

     Certain 1998 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

     The accounting policies followed by the Company are set forth in Note A. to the Companys financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 1998.

Note 3.   Supplemental Disclosure of Non-Cash Financing Activities:


                                                      Quarter Ended          Quarter Ended
                                                   September 30, 1999     September 30, 1998
                                                       (Unaudited)            (Unaudited)

Cash paid (received) for interest and income taxes:
     Interest                                       $       19,000         $        100,089
     Taxes                                                       -                       63

Note 4.   Loss per Share :

                                           Quarter         Quarter          Nine Months      Nine Months
                                            Ended           Ended              Ended            Ended
                                       September 30,     September 30,      September 30,    September 30,
                                            1999             1998               1999             1998

Income (Loss) from continuous
   operations available to
   common shareholders:             $    (323,710)     $      71,193      $     (987,628)  $     (83,577)
Effects of dilutive securities                  -                  -                   -               -
Weighted average shares
   outstanding                         19,956,279         19,056,990          19,523,118      17,683,807
Basic and dilutive earnings per
   share                            $        (.02)     $         .00      $         (.05)  $        (.00)


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


                                                       [HARTCORT\10QSBSEP3099]-1

Part I

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations:

     As discussed in the Companys annual report filed on Form 10-KSB, during 1998 the Company continued its previously implemented plan to acquire operating companies that were in established industries with a history of growth. However, as a result of continued losses, particularly at the Company Electronic Components and Systems, Inc. subsidiary the recorded significant impairments to its goodwill in the 4th quarter of 1999. In the 1st quarter of 1998, as more fully described in Part I, Item 1, Note 1 to Notes to Consolidated Financial Statements, the Company settled certain matters of litigation and entered into certain restructuring transactions. In connection with the restructuring, the Company formed a new subsidiary, Enova Holdings, Inc.(Enova) and contributed it's remaining investment in its two operating subsidiaries Electronic Components and Systems, Inc. and Pego Systems, Inc. to Enova. Effective March 31, 1999, the Company contributed its investment in Enova to its shareholders.

     As a result, Hartcourt effectively became a shell corporation with no operations and its principal assets being the investment securities received in exchange for its investment in the Peony Gardens condominium project. Accordingly, the operations presented reflect the Companys equity in earnings / loss of Enova and its subsidiaries through the date of distribution.

Results of Operations:

     As result of the restructuring, the Company recorded no revenue for the first nine months of 1999, while the Companys revenue for the first nine months of 1998 was $17,582,000. The equity in earnings / loss for the first nine months of 1999 was a loss of $28,000 comprised of earnings at Pego of $117,000 and a loss at ECS of $145,000 through March 31, 1999.

     Corporate selling, general and administrative (SGA) expenses were $960,000 attributed to the costs of operating the holding Company, seeking new business opportunities and associated with the restructuring.

Liquidity and Capital Resources:

     During the first nine months of 1999, the company raised $555,000 through the sale of common stock and debentures compared to the 1998 period, where the Company sold approximately $1,125,002 of its equity securities. These proceeds were used for working capital needs. The current ratio at September 30, 1999 was
1.4 compared to .9 at December 31, 1998. Working capital was $102,000 at September 30,1999 and ($887,126) at December 31, 1998.

     The Companys operating activities used cash of approximately $611,000 for the nine months ended September 30, 1999. The Company had an operating loss, before depreciation and amortization of approximately $988,000

     Cash provided by investing activities for the nine months ended September 30,1999 was approximately $5.6 million which was offset by cash used in financing activities of $5.4 million. The transactions herein resulted substantially as a result of the litigation settlement and the corporate restructuring more fully described in Part I, Item 1, Note 1.

     As a result of the above activities, the company experienced a decrease in cash of $383,000 for the first nine months of 1999.


                                                       [HARTCORT\10QSBSEP3099]-1

Managements Discussion and Analysis of Financial Condition and Results of
     Operations: (Continued)

Business Risks:

     As discussed previously, the Company is substantially a shell but is in the final stages of completing investments in internet related businesses in China and the Asian markets and intends to seek out and acquireor invest in additional profitable operating businesses. However, no definitive agreements have been reached. If any acquisition agreements are reached in the near term, the Company can make no assurances that it will be able to obtain the financing necessary to complete the any transaction.

Competition:

     Since the Company has no current operations, it does not have any direct across the board competitors, but may have competition in the future within the industries for which it may acquire operations.

Management of Growth:

     If the Company is successful in implementing its growth strategy, the Company believes it could undergo a period of rapid growth that could place a significant strain on its management, financial and other resources. The Company's ability to manage its growth will require it to continue to improve its operational and financial systems and to motivate and effectively manage its employees. If the Company grows it will have to implement new financial, budgeting, management information and internal control systems. The Companys success will depend upon its ability to attract and retain highly skilled personnel. There can be no assurance that the Company will be successful in attracting and retaining key management, technical, marketing and sales personnel. Its failure to do so would materially and adversely affect the Company's business and results of operations.

     Recently, management has been focusing its efforts on pursuing the corporate objective of becoming an Internet-related company with investments in China and Asia through mergers and acquisitions. To this end, the Company is in the process of finalizing and securing financing for four separate ventures. Each transaction is subject to the Companys ability to obtain funding for the transaction. There can be no assurances that the Company will be successful in obtaining the funding for one or all of the transactions..

     In the first transaction, the Company originally agreed to purchase 35% of UAC Online Stock Trading Ltd (UAC) for $2.5 million. UAC is a company providing on-line trade execution for stock brokerage firms in China via an intranet service called CHINAPAC which is owned by China Telecom. UAC intends to use the cash received from the Company to complete the testing and installation of its systems into all 98 offices of Hua Xia Securities in China. Current plans are for all 98 offices of Hoa Xia Securities to be operational within 6 months. The Company originally loaned UAC $50,000 pending the initial funding of the joint venture. In September, the Company and UAC agreed to convert the loan into an option to purchase an additional 15% interest in the joint venture.

     In the next tranaction, the Company has agreed to a joint venture with IPC Technology International Ltd. (IPC) to provide Internet Connections and Services on a nation-wide basis in China. In the agreement, the Company with provide the joint venture with $5 million of equity funding, in exchange for a 35% ownership of the joint venture, and arrange for $45 million of debt financing for the joint venture to build the required backbone and operational infrastructure . IPC will contribute to the joint venture the national

                                                       [HARTCORT\10QSBSEP3099]-1

     ISP license and an agreement with China Telecom. Negotiations with IPC are continuing.

     In the third transaction, the Company agreed to purchase 58.5% of Financial Telecom Ltd.(FTL) of Hong Kong for $3 million in cash and stock. FTL is an information service provider specializing in transmitting real-time financial data and news via a network of fixed-line and wireless systems, including new-generation high-speed FLEX wireless PDA for mobile users. FTL hass been in business for 14 years. The transaction closed on October 4, 1999, with the Company making a cash payment of $500,000, issuing a note for $1,000,000 and 1,500,000 shares of its common stock.

     In the last transaction, in October the Company signed a joint venture agreement with Innostar HiTech Enterprises of China to establish a nationwide Internet Service Provider and IP Phone Service in China. In the agreement the Company will hold a 35% interest in the Joint Venture.

Item 2.  (cont.)

Managements Discussion and Analysis of Financial Condition and Results of
     Operations (Continued)

Management of Growth: (cont.)

Impact of Year 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Companys computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. As the Company has no current operations, there is no potential impact as a result of the Year 2000.


Part II                      OTHER INFORMATION


Item 1.   Legal Proceedings

     There have been no changes since the Companys last report in Item 3, Legal Proceedings of Form 10-KSB for the fiscal year ended December 31, 1998.

Item 2.   Changes in Securities

Not applicable

Item 3.   Defaults upon Senior Securities

Not applicable

Item 4.   Submission of Matters to Vote of Securities Holders

None


                                                       [HARTCORT\10QSBSEP3099]-1

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits - None

          (b)      Form 8-K - None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             The Hartcourt Companies, Inc.



Date:    November 22  1999                   By: /s/ Alan V. Phan
                                                  Dr. Alan V. Phan
                                                  President





                                                       [HARTCORT\10QSBSEP3099]-1