Form 10-K405
period 1999-12-31
HARTCOURT COMPANIES INC
filed 2000-04-14
CIK 949427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For fiscal year ended December 31, 1999

                        Commission file number 001-12671

                          THE HARTCOURT COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                                      UTAH
                            (State of incorporation)

                                   87-0400541
                      (I.R.S. Employer Identification No.)

                9800 Sepulveda Blvd., Suite # 818, Los Angeles, California 90045, (310) 410-7290 (Address, including zip code, and telephone number, including area code, of registrant's executive offices)

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for most recent fiscal year: $ 379,000

         State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 13, 2000, $163,987,000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 13, 2000, there were 30,060,100 shares of common stock outstanding.

                          THE HARTCOURT COMPANIES, INC.

                         1999 Form 10-KSB Annual Report
                                Table of Contents

                                     PART I                                Page

  Item 1.        Description of Business...................................

  Item 2.        Description of Property...................................

  Item 3.        Legal Proceedings.........................................

  Item 4.        Submission of Matters to a Vote of Security Holders.......

                                     PART II

  Item 5.        Market for Common Equity and Related Stockholder Matters..

  Item 6.        Management's Discussion and Analysis or Plan of Operation.

  Item 7.        Consolidated Financial Statements.........................

  Item 8.        Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure .....................................

                                    PART III

  Item 9.        Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act.........

  Item 10.       Executive Compensation....................................

  Item 11.       Security Ownership of Certain Beneficial Owners
                 and Management ...........................................

  Item 12.       Certain Relationships and Related Transactions............

                                     PART IV

  Item 13.       Exhibits and Reports on Form 8-K..........................

                 Signatures................................................

Explanatory Note:

         Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" are to The Hartcourt Companies, Inc., a Utah corporation, and its wholly owned subsidiaries, Hartcourt Investments (USA) Inc. ("Hartcourt Investments"), the Hartcourt Pen Factory, Inc,. ("Hartcourt Pen"), Pego Systems, Inc. ("Pego") and Electronic Components and Systems, Inc. ("ECS"), which were spun-off on March 1, 1999, and its 58.53% owned subsidiary, Financial Telecom Limited ("FTL") and its 35% owned equity investment, Beijing UAC Stock Exchange Online Co., Ltd. ("UAC"). All share and per share information contained herein has been adjusted to reflect a five-for-seven reverse split of Hartcourt's common stock effected on October 6, 1995, and a one-for five reverse split of Hartcourt's common stock effected on August 1, 1996.

                                     PART I

Item 1:  Description of Business.

General


Stardust, Inc.-Production-recording-Promotion ("Stardust"), a corporation organized under the laws of the State of Utah in September 1983, acquired all of the outstanding shares of Hartcourt Investments, a Nevada corporation, for 6,110,337 shares of Stardust common stock (after taking into account a reverse stock split and stock dividend) pursuant to an Agreement and Plan of Reorganization dated November 5, 1994. At the time of this acquisition, Stardust was a "shell" corporation with no assets, business or operations. Subsequent to the acquisition of Hartcourt Investments, Stardust changed its name to "The Hartcourt Companies, Inc."

Hartcourt Investments was organized under the laws of the State of Nevada in April 1993, to engage in the design, manufacture and sale of writing instruments. Hartcourt Investments entered into a Stock Exchange Agreement dated August 8, 1994 with Eastern Rochester Limited's 60% interest in Xinhui Harchy Modern Pens, Ltd. (The "Xinhui JV"), a joint venture located in the Guangdong province of the People's Republic of China ("China"), in exchange for 250,000 shares of Hartcourt Investments common stock, representing 80% of the common stock of Hartcourt Investments outstanding immediately subsequent to the joint venture agreement governing the Xinhui JV entered into in October 1995, Hartcourt's interest was reduced to a 52% interest in the Xinhui JV, with the remaining 48% held by the Xinhui Orient Light Industrial Corp.

Hartcourt Pen was organized under the laws of the State of Nevada in October 1993 to engage in the sale of writing instruments. Hartcourt Pen entered into an Agreement and Plan of Reorganization dated December 1, 1994 with Hartcourt Investments, pursuant to which Hartcourt Investments acquired all of the outstanding shares of Hartcourt Pen in exchange for 38,625 shares of Hartcourt Investments common stock. 1,000 shares of Hartcourt Investments Original Preferred Stock were issued to Dr. Alan Phan in consideration of certain intangible assets and services rendered by Dr. Phan in connection with the establishment of Hartcourt Pen. Through 1995, Hartcourt conducted certain limited research and development activities in the United States, but has not engaged in any domestic manufacturing activities.

Hartcourt commenced limited business activities involving the design, manufacture and sale of writing instruments in December 1994. Through January 1999, Hartcourt's operations relating to writing instruments involved the assembly and distribution of writing instruments. In January, 1999 Hartcourt discontinued the operations of Hartcourt Investments and Hartcourt Pen, and disposed of all its pen related assets in the United States.

In April 1993, the Xinhui JV commenced construction of a 170,000 square foot manufacturing plant approximately ten miles north of Xinhui City in China. The plant commenced limited operations in December 1994 and was fully operational by July 1995. By July 1996, the plant was operating at approximately 20% of its capacity and employed approximately 80 people. It was estimated by management that additional working capital in the amount of approximately $3,000,000 would be required to permit the plant to operate at full capacity (300,000,000 pens annually). There was no contractual obligation on the part of the joint venture partners to provide this additional financing.

In April 1994, Hartcourt entered into a Lease Agreement with Scripto-Toaki Corporation ("Anja"), for the use of five special ball pen assembly machines by the Xinhui JV. The lease provided for semi-annual payments of $25,000 over a ten-year term, subject to adjustment based on future purchases of merchandise by Hartcourt from the lessor. The machinery that was delivered did not function properly and Hartcourt and Anja agreed to terminate the lease upon Hartcourt agreeing to pay Anja a termination fee of $200,000. During 1998, Hartcourt paid $100,000 on the note. During 1999, the remaining balance was reduced to $10,000 which was paid.

In September 1996, CKES Acquisitions, Inc. ("CKES"), a corporation organized under the laws of the State of Nevada in September 1996, a non-affiliate, acquired the Xinhui JV of Hartcourt's wholly-owned subsidiary Hartcourt Investments, pursuant to a Purchase and Sale Agreement dated September 27, 1996, thus replacing Hartcourt as a joint venture partner in the Xinhui JV. Ownership in the joint venture was transferred to CKES in return for a Secured Promissory
Note in the principal sum of $3,000,000, payable monthly, beginning October 1998, with accrued compound interest at six percent (6%) per annum. The promissory note is secured by a security agreement and allows Hartcourt to have a security interest in substantially all of the assets of CKES, Inc. The note was determined by management to be unrecoverable and was written off in full on December 31, 1998. To date, no payments have been received on the note. Hartcourt has no present contractual obligation to the Xinhui JV.

In January 1996, Hartcourt entered into a Memorandum of Understanding to acquire Yafa Pen Company ("Yafa"), a California corporation, with offices in Los Angeles, California. The purchase price consisted of an initial cash payment of $285,000 and 80,000 shares (valued at $1.00 per share) of Hartcourt's preferred stock. Pursuant to the Memorandum of Understanding, Hartcourt advanced to Yafa a total of $200,000, secured by two promissory notes ($100,000 on January 3, 1996 at 1% over prime due July 3, 1996 and $100,000 on February 9, 1996 at 1% over prime due August 9, 1996), the amount of this advance to be offset against the purchase price for Yafa. Various disputes arose between Hartcourt and Yafa, and in September 1996 the parties entered into a confidential settlement agreement and agreed to terminate the Memorandum of Understanding. Yafa made all required payments according to the settlement agreement with the final payment made in July 1998.

In August 1996, Hartcourt entered into a Purchase and Sale Agreement with NuOasis International, Inc. ("NuOasis"), a corporation incorporated under the laws of the Commonwealth of Bahamas, for the purchase of a commercial real estate project, consisting of three 5-7 story apartment buildings, commonly known as the Peony Gardens Property, ("Peony Gardens") located in the eastern part of Tongxian in Beijing, China. The purchase price consists of a Convertible Secured Promissory Note granted to NuOasis, in the principal amount of $12,000,000, a security interest in the property and the greater of 10,000,000 shares of Hartcourt's common stock, or that number of shares of Hartcourt's common stock having a market value equal to $10,000,000 immediately preceding the closing date. On August 8, 1996, an Addendum to the Purchase and Sale Agreement was agreed to by Hartcourt and NuOasis, by which Hartcourt's obligation to issue stock to NuOasis was reduced to 4,000,000 shares (valued at $10,000,000) of its common stock. As of December 31, 1996, the apartment buildings were approximately 35% complete, and it was anticipated by Hartcourt that the project would be completed by August 1997. Hartcourt has no obligation for construction costs or any other costs relating to the project's completion and may at its option rescind the Purchase and Sale Agreement if construction is not completed by August 1997. As of December 31, 1998, the project was still incomplete because the developer has elected to wait a period of time for the Beijing real estate market to return to conditions which existed prior to the recent Asian financial crisis. On March 15, 1999, Hartcourt entered into an Exchange Agreement with Dragon King Investment Services Inc. ("Dragon King") pursuant to which Hartcourt agreed to assign its rights under the Purchase and Sale Agreement dated August 8, 1996 of its interest in the Peony Gardens development for investment securities valued at $10 million. Due to restrictions on the ability to trade the investment securities received, Hartcourt recorded an impairment of $5,000,000 as of December 31, 1998.

In September 1996, Hartcourt entered into a Sales Agreement with Mandarin Overseas Investment Co., Ltd. ("Mandarin"), an unaffiliated Turks and Caicos chartered company located in Hong Kong, for its undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 35-68, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. Hartcourt paid $3,000,000 in shares of its common stock to Mandarin for its undivided 50% interest in the mineral lease gold lode claims, The number of shares were determined by the average price per share over a 10 day period for the 10 days prior to the execution of this agreement.

In September 1996, Hartcourt entered into a Sales Agreement with Promed International Ltd. ("Promed"), an unaffiliated Turks and Caicos chartered company with offices in the British crown colony of Gibraltar, for the purchase of their undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 1-34, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. Hartcourt paid $3,000,000 in shares of its common stock to Promed for its undivided 50% interest in the mineral lease gold lode claims, all shares were issued pursuant to Regulation "S." The number of shares were determined by the average price per share over a 10 day period for the 10 days prior to the execution of this agreement.

In July 1998, Hartcourt filed notice upon Mandarin and Promed requesting rescission of the purchase of the Alaska gold mine mineral leases as the sellers failed to provide Hartcourt with the required geological evaluations. On March 8, 1999 Hartcourt entered into a rescission agreement with the sellers, returning the claims and receiving back 1,298,700 shares of Hartcourt common stock.

In December 1996, Hartcourt entered into a Consulting Agreement with American Equities, LLC, ("American Equities"), a California Limited Liability Company. Hartcourt intended to acquire, manage and develop a real estate portfolio through the year 2001. On September 3, 1998, American Equities filed suit against Hartcourt for breach of contract. Hartcourt denied that it had breached any contract with American Equities and filed a cross-complaint for fraud and non-performance against American Equities and additional cross-defendants. As settlement of these matters on March 8, 1999, the parties agreed that all fees paid to American Equities were earned and to provide American Equities with a 27.65% interest in ECS. Also, American Equities agreed to pay back 1,075 the Series AB preferred stock dividend issued by Hartcourt in 1998 and 1,000,000 shares of Hartcourt common stock. Accordingly, all expenses relating to settlement were recorded in the year ended December 31, 1998. Additionally, American Equities agreed to provide working capital for ECS.

In July 1997, Hartcourt entered into an agreement with Capital Commerce, Ltd. ("Capital") (an Isle of Man corporation) whereby Capital agreed to provide Hartcourt $6,000,000 in free trading securities for the purchase of Pego, a California corporation, and the formation of ECS, a Nevada corporation. In consideration for the $6,000,000 in securities, Hartcourt issued to Capital $4,000,000 in Series A and $2,000,000 in Series B, both 9% convertible preferred stock. Due to Hartcourt's inability to sell the marketable securities, in March 8, 1999, Hartcourt and Capital reached an agreement whereby, Capital returned all $4,000,000 of outstanding Series A and $2,000,000 of Series B convertible preferred stock, plus the Series AB preferred stock dividend issued by Hartcourt in 1998. Hartcourt returned to Capital all unsold marketable securities with a book value of $4,894,393, issued 1.9 million shares of Hartcourt's common stock plus a 7.35% ownership interest in ECS to the authorized agent of Capital. Simultaneously, Capital then assigned its rights to the common stock to its authorized agent, who then assigned 1.3 million shares of common stock received to Mandarin and Promed and returned 600,000 shares to Hartcourt in settlement of a subscription receivable balance.

In March 1997, Hartcourt entered into a consulting agreement with DanAllen Investments, Inc. ("DanAllen") to provide investment banking services to Hartcourt. DanAllen will make recommendations on Hartcourt's merger and acquisition activities, especially on financing structure and options. DanAllen will also assist in the due diligence and negotiation process. Hartcourt issued to DanAllen 100,000 shares of common stock at $1.50 per share for these services to be performed. The agreement expired in 1998 and no services were performed by DanAllen.

In July 1997, Hartcourt agreed to purchase a shopping center located in Perris, California called Freeway Plaza for a total purchase price of $6.75 million. The building complex has 85,000 square feet with 82 percent leased and an average income of $620,000 per year. Terms of the transaction included a $25,000 cash down payment, bank financing of $3,725,000, and 34 of Hartcourt's 68 mineral lease gold lode claims, valued at $3,000,000. The transaction was cancelled as of December 31, 1998 and Hartcourt has been receiving periodic payments for return of the escrow deposit. The carrying amount of this escrow deposit was converted into a note receivable of $3,800 as of December 31, 1999.

On October 3, 1997, Hartcourt purchased all of the outstanding shares of Pego and Pego became a wholly-owned subsidiary of Hartcourt. Pego, a manufacturer's representative organization for air and gas handling equipment, offers a full line of value added services including distribution, service and manufacturing of custom process equipment packages. The acquisition was accounted for using the purchase method of accounting. In connection with the purchase, Hartcourt paid $500,000 in cash, issued 450,000 shares of restricted common stock, 1,500 shares of Series C redeemable preferred stock, and entered into a non-compete agreement with Pego's majority shareholder and director. The total value of this transaction was approximately $2,300,000.

On August 6, 1998, Pego acquired 100% percent of the outstanding common stock of Pacific Pneumatics, Inc. ("PPI"), a California corporation, located in Chino, California. The purchase price of $215,000 was paid $200,000 in cash and $15,000 in value through issue of 9,796 shares of Hartcourt common shares . PPI manufactures pneumatic conveying, industrial dust collection and industrial process electrical controls. PPI has been manufacturing and selling its components under the trademark names "Pore Poly", "Posit Dust Collectors and Filters" and "Pow-Air" for over 20 years.

On October 28, 1997, Hartcourt through a wholly-owned subsidiary, acquired ECS and Pruzin Technologies, Inc. ("Pruzin"), an Arizona corporation, a related entity of ECS. ECS specializes in high technology contract manufacturing and assembly of printed circuit boards, phone and cable wires. ECS has three manufacturing facilities, and contracts with a maquiladora in the free trade zone in Sonora, Mexico. The acquisition was structured as a tax-free reorganization and was accounted for using the purchase method of accounting. In connection with the acquisition, Hartcourt paid $250,000 in cash, issued a note payable for $250,000, issued 3,400 shares of Series D convertible preferred stock and 2,500,000 shares of its common stock. The total value of the transaction was approximately $9,500,000.

On August 24, 1998, Hartcourt and ECS executed an agreement and plan of merger with Elan Manufacturing, Inc. ("Elan"), a contract manufacturer of electronic components similar to ECS, located in the Silicon Valley, California. Under the terms of the agreement, Elan was merged into and with ECS, thereby ceasing Elan's existence. The merger was effective September 1, 1998, and the purchase price of $616,240 was paid by Hartcourt issuing 724,990 of its common shares to the three selling shareholders based on a value of $0.85 per share.

On October 21, 1998, Mr. James Pruzin, the selling shareholder and president of ECS, formally requested a rescission of the October 28, 1997 acquisition whereby, Hartcourt through a wholly owned subsidiary acquired ECS and Pruzin. Mr. Pruzin alleged that he was authorized to request rescission of the original transaction based on an alleged breach of the acquisition agreement by Hartcourt which Hartcourt denied. On November 10,1998, Hartcourt and Mr. Pruzin entered into a memorandum of understanding whereby Mr. Pruzin could reacquire ECS and Pruzin from Hartcourt by returning all of the Hartcourt's common and preferred shares originally issued to Mr. Pruzin, making payment to Hartcourt of $1,850,000 during 1999, negotiating the return of Hartcourt common shares issued in the Elan transaction, and issued to Hartcourt a promissory note for $400,000 amortized over five years with monthly payments beginning in 2000.

Subsequently, Mr. Pruzin was unable to meet the terms of the memorandum of understanding and entered into new negotiations with Hartcourt. Mr. Pruzin and Hartcourt reached an agreement whereby Mr. Pruzin agreed to return to Hartcourt 2,000,000 common shares of Hartcourt representing 80% of the amount originally issued, and 3,400 shares of Series D preferred stock. Hartcourt agreed to assign to Mr. Pruzin a 30% ownership interest in ECS, and has a right to purchase 500,000 shares of Hartcourt common stock held by Mr. Pruzin at $1 per share. Additionally, as part of the agreement, the payment terms for the promissory note and advances were changed to thirty-six monthly payments of $7,083 with no interest until paid in full.

Effective February 1, 1999, pursuant to a Share Purchase Agreement, Hartcourt acquired one (1) share of common stock of Enova Holdings Inc. ("Enova"), a Nevada corporation representing 100% of the total issued and outstanding capital stock of Enova, making Enova a wholly-owned subsidiary. Effective March 1, 1999, Hartcourt and Enova executed an Exchange Agreement (the "Enova Agreement") whereby Hartcourt exchanged all of its ownership in two wholly-owned subsidiaries, Pego and ECS , for 5,213,594 additional shares of common stock of Enova. On March 24, 1999, Hartcourt entered into a Distribution Agreement pursuant to which Hartcourt agreed to distribute to all shareholders of record on March 31, 1999, the 5,213,595 shares of common stock of Enova and to file, within a reasonable period of time following such distribution, a Registration Statement on Form 10-SB to cause the distributed shares of Enova to be registered under the Securities Exchange Act of 1934. Enova's Registration Statement on Form 10-SB was filed under the Securities Exchange Act of 1934 on January 24, 2000.

As a result of the Share Purchase Agreement, the Enova Agreement and the Distribution Agreement, each shareholder of record of Hartcourt on March 31, 1999 received one (1) share of Enova for every four (4) shares owned of Hartcourt. Following the distribution of the Enova shares, both Hartcourt and Enova continue to operate as separate companies.

On August 17, 1999, Hartcourt entered into a stock purchase agreement with FTL, a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$23.4 million or US$3.0 million, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999 with Hartcourt making total cash payments of $801,860, recorded a payable for $797,140 and issued 1,500,000 shares of its common stock. The stock purchase agreement required a post closing adjustment for any deficiency to be paid to FTL in the event the final closing net worth as of the closing date shall be more than $5,000 over and above the net worth reported in calculating the purchase price. As a result of the post closing adjustment, the purchase price was revised to HK$25,563,842 or US$3,277,412. At December 31, 1999, Hartcourt recorded the increase in purchase price as a result of the post closing adjustment, as an note payable to FTL of $138,706 and a payable for the issue of 148,512 shares of common stock of Hartcourt. On January 18, 2000, Hartcourt issued 254,552 additional shares of common stock to FTL in settlement of the post closing adjustment.

FTL was established in 1983 as a financial data bank providing real-time stock quotes and financial information of Hong Kong listed companies as well as information on other international stock exchanges in the U.S. and Europe to institutional and retail investors. FTL is also acting as the marketing agent for Standard & Poor's Comstock, a division of McGraw Hill, in Hong Kong. FTL was the first company in Hong Kong to transmit real-time financial services via a network of wireless system for dissemination of data. This was considered as a major breakthrough in the information and communication industry in Hong Kong. Investors were no longer restricted to fixed line terminals and could use a wireless network, such as financial pager, to access real-time financial information. At present, FTL maintains a financial portal featuring stock trading, real-time quotes and company data banks for investors in China and Hong Kong. These investors include major investment houses, banks, securities firms and mutual fund houses.

On June 20, 1999, Hartcourt entered into an agreement with Beijing UAC Stock Trading Online Co., Ltd. ("UAC Trading") to form a joint venture company under the laws of China. The name of the joint venture company is Beijing UAC Stock Exchange Online Co. Ltd. ("UAC"). Under the terms of the agreement, for a 35% interest in UAC, Hartcourt agreed to invest $1,000,000 in UAC, pay $1,700,000 to the owners of UAC Trading and transfer 1,000,000 common shares of Hartcourt to UAC. 200,000 of these common shares will be transferred to UAC Trading for an existing loan of $200,000 and 800,000 common shares have not been issued and will be recorded as a loan from Hartcourt to UAC upon issuance. On August 9, 1999, Hartcourt and UAC Trading agreed to convert the Hartcourt loan of $200,000 into an option to purchase an additional 15% interest in UAC from UAC Trading. As of December 31, 1999, Hartcourt has not exercised its option to convert the loan into an additional 15% interest in UAC.

UAC operates the first and only nationwide online securities trading network, UAC 162 Network, connecting investors with their stock brokerage offices via China Pac. China Pac is the nationwide packet switched network in China owned by China Telecom since 1991. UAC 162 Network consists of proprietary server software and user interface, servers, gateways and other communication hardware. Through a PC, investors can dial a local number 162 from anywhere in China to trade stocks online. Once connected to the network, users can check real time stock quotes, trade stocks and other securities, access news bulletin and other related information. UAC intends to use the cash received from Hartcourt to complete the testing and installation of its systems into all 98 offices of Hua Xia Securities, the second largest brokerage firm in China. In May 1999, UAC was granted a license by the Chinese government and signed a contract with China Telecom to start building the network. As the first and only China Pac operating agent designated by China Telecom, UAC is in a unique position to market the services of China Pac and UAC 162 Network to all brokerage firms in China.

On December 30, 1996, Hartcourt and American Equities entered into a Warrant Agreement, whereby Hartcourt agreed to issue and sell to American Equities, for the price of $100, a warrant to purchase up to 2,000,000 shares of its common stock, $.01 par value, in connection with the consulting services provided to Hartcourt. American Equities shall have the right to purchase at any time and from time to time prior to December 30, 2002, up to the number of fully paid and nonassessable shares of warrants stock, upon payment of specific exercise price or apply the cashless exercise clause specified in the Agreement. On September 9, 1999, pursuant to Cashless Exercise clause in the Warrant Agreement, American Equity exercised its cashless exercise right and converted 800,000 warrants into 621,674 Hartcourt's common shares without payment of any consideration. On
December 14, 1999, American Equities files a complaint against Hartcourt allegeing breach of Warrant Agreement, claiming damages of $30,000,000. The case concerned dispute over whether shares issued under the Warrant Agreement would be issued as restricted shares or free trading shares. An agreement has been reached and the litigation was settled on March 20, 2000. American Equities was allowed to further exercise its cashless exercise right and converted the remaining 1,200,000 warrants into 1,070,075 free trading common shares of Hartcourt without any payment of consideration.

In addition, pursuant to a Purchase Agreement with American Equities dated September 9, 1999, (a) Hartcourt agreed to sell 500,000 shares of restricted common stock valued at $0.60 per share. The terms of the Purchase Agreement required American Equities to issue a promissory note in the amount of $225,000 to Hartcourt, payable at the rate of $75,000 per month, commencing on the 30th day following the closing date, and shall pay the balance of the purchase price to Hartcourt on the closing date. Hartcourt received $75,000 in cash on the closing date and American Equities issued a promissory note for $225,000 dated October 27, 1999, bearing no interest, payable in full on or before six months from the execution date; (b) American Equities caused ECS to issue to Hartcourt 157,000 shares of ECS in full satisfaction of all outstanding claims of Hartcourt against ECS; (c) Hartcourt permitted immediate transfer of 724,990 common shares of Hartcourt into freely tradable unrestricted shares, pursuant to Rule 144. Such shares were previously issued to Elan shareholders in connection with the purchase of Elan on August 24, 1998. Hartcourt shall no liability under the Elan Indemnity. The terms of the agreement were complied by both Hartcourt and American Equities.

On December 23, 1999, Hartcourt entered into an agreement with GoCall Inc. ("GoCall"), a Delaware corporation, to form a strategic alliance for the common interest of the respective corporations, including but not limited to the development of GoCall's Internet related development-stage businesses and software. GoCall agreed to give Hartcourt 1,000,000 shares of its convertible preferred stock (par value $5.00). Each share of convertible preferred stock is convertible into 10 shares of common stock (restricted under Rule 144 for 12 months). In return, Hartcourt agreed to give GoCall all of the marketable securities received from Dragon King which are carried at $5.0 million plus 192,000 shares of common stock of ECS. Hartcourt withheld 192,000 shares of common stock of ECS, valued at $196,358 at the date of closing on December 29, 1999, and this was recorded as payable to GoCall at December 31, 1999. The GoCall convertible preferred stock has subsequently been valued at $2,500,000. Accordingly, Hartcourt has recorded an impairment of $2,696,358 against the marketable securities for the year ended December 31, 1999. Hartcourt has the option to appoint three out of the five directors of GoCall. As of March 30, 2000, Hartcourt has not appointed any director to the GoCall board and has not exercised any control on GoCall's operations.

Currently, Hartcourt is involved in Internet joint ventures in Asia to facilitate the expansion of the People's Republic of China's ("China") first commercial e-trade financial network and Internet Service Provider. Hartcourt's goal is to create the premiere financial portal in the Chinese market by building a network of Internet companies in partnership with young Chinese enterprenuers as well as government owned entities. Its mission is to become one of the leading Internet companies in Asia. Through the combined services of Beijing based UAC and Hong Kong based FTL, Hartcourt intends to merge these two service providers and create a premier financial portal of Chinese Internet with a comprehensive Web site and supporting utilities that will be capable of executing securities transactions on-line in a timely and efficient manner while providing real-time quotes, research, charts and other collateral information regarding stocks, bonds, currencies and other markets in China and other Asian markets.

Hartcourt's future business, including expansion of its current limited operations and acquisition plans requires additional equity and/or debt financing,  which  may not be  available  in a  timely  manner  on  commercially reasonable terms, or at all. Currently, Hartcourt's primary objective is to acquire established operating companies with histories of growth and profitability, in order to diversify and create a multi-dimensional Internet service related company.

Risks Relating to the Greater China and Asian Internet Industry

Our industry is intensely competitive

The Greater China and Asian Internet market is characterized by an increasing number of entrants because the start-up costs are fairly low. The Internet industry is relatively new and subject to continuing definition and as a result, our competitors may better position themselves to compete in this market as it matures. Many of our competitors, as well as a number of potential new competitors, have longer operating histories in the Internet market, greater name recognition, larger customer bases and databases and significantly greater financial, technical and marketing resources than us. Any of our present or future competitors may provide products and services that provide significant performance, price, creative or other advantages over those offered by us. We can provide no assurance that we will be able to compete successfully against our current or future competitors.

Portal competition - Our competition with respect to user traffic, ease of use and functionality include:

     o Chinese language based Web search and retrieval companies such as Yahoo!China, Sina.com. Netease, Sohu, Shanghai Online, ChinaByte and Netvigator;
     o English Language based Web search and retrieval companies such as Infoseek, Lycos, Yahoo! and Microsoft Network (MSN); and
     o Retreival services and products offered by AltaVista, HotWired Venture's and Open Text.

In the future, we may encounter competition from ISPs, Web site operators and providers of Web browser software that incorporate search and retrieval features into their offerings. Our competitors may develop Web search and retrieval services that are equal or superior to those we offer our users and may achieve greater market acceptance than our offerings in the area of performance, ease of use and functionality.

Web Solutions Competition - Our competition with respect to strategic expertise, technical knowledge and problem solving skills include:

     Computer hardware and service vendors such as IBM, DEC and Hewlett-Packard; Internet integrators and Web site design and development companies such as iXL, Modern Media Poppe Tyson and Proxicom;
     Large information technology consulting service providers such as Andersen Consulting, Cambridge Technology Partners and EDS; and
     Telecommunications  companies  such  as  AT&T,   Hutchison  and  Hong  Kong
     Telecom.

The Greater China and Asian Internet industry is a developing market and has not been proven as an effective commercial medium

The market for Internet services in Greater China and Asia has only recently begun to develop. Since the Internet is an unproven medium for commercial services, our future operating results from portal competition and web solutions services will depend substantially upon the increased use of the internet for information, publication, distribution and commerce in Greater China and Asia. Critical issues concerning the commercial use of the Internet in Greater China and Asia such as security, reliability, cost, ease of deployment, administration and quality of service may affect the adoption of the Internet to solve business needs. For example, the cost of access may prevent many potential users in Asia from using the Internet. Moreover, the use of credit cards in sales and purchase transactions is not a common practice in parts of Asia. Until the use of credit cards, or another alternative viable means of electronic payment becomes more prevalent, the development of e-commerce through our portal network will be seriously impeded. In addition, even when credit cards or another means of electronics payment becomes prevalent throughout Asia, consumers will have to be confident that adequate security measures protect electronic sale transactions conducted over the Internet and prevent fraud.

Our entry into the Chinese Internet market depends on the establishment of an adequate telecommunications infrastructure in China by the Chinese government

Unlike Taiwan and Hong Kong, where the telecommunications infrastructure is comparable to U.S. standards and where private companies compete as ISPs, the telecommunications infrastructure in China is not well developed. In addition, access to the Internet is accomplished primarily by means of the government's backbone of separate national interconnecting networks that connect with the international gateway to the Internet, which is owned and operated by the Chinese government and is the only channel through which the domestic Chinese Internet network can connect to the international Internet network. Although private sectors ISPs exist in the China, almost all access to the Internet is accomplished through ChinaNet, the Chinese primary commercial network, which is owned and operated by the Chinese government. We rely on this backbone and China Telecom to provide data communications capacity primarily through local telecommunications lines. As a result, we will continue to depend on the Chinese government to establish and maintain a reliable Internet infrastructure to reach a broader base of Internet users in China. We will have no means of getting access to alternative networks and services, on a timely basis or at all, in the event of any disruption or failure. There can be no assurance that the Internet infrastructure in Greater China will support the demands associated with continued growth. If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government, our business could be materially and adversely affected.

Our computer network is vulnerable to hacking, viruses and other disruptions

Inappropriate use of our Internet services could jeopardize the security of confidential information stored in our computer system, which may cause losses to us. Inappropriate use of the Internet includes attempting to gain unauthorized access to information or systems - commonly known as "cracking" or "hacking". Although we intend to implement security measures to protect our facilities, such measures could be circumvented. Alleviating problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation in our services.

There are political, economic and regulatory risks associated with doing business in China and Asia

China's economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that such growth will not continue to decrease or that any slow down will not have a negative effect on our business. The Chinese economy is also experiencing deflation which may continue in the future. The current economic situation may adversely affect our profitability over time as expenditures may decrease due to the results of slowing domestic demand and deflation. A significant part of our facilities and operations are currently located in Hong Kong. Hong Kong is a Special Administrative Region ("SAR") of China with its own government and legislature. Hong Kong enjoys a high degree of autonomy from China under the principle of "one country, two systems". We can give no assurance that Hong Kong will continue to enjoy autonomy from China. The Hong Kong dollar has remained relatively constant due to the U.S. dollar peg and currency board system that has been in effect in Hong Kong since 1983. Since 1998, interest rates in Hong Kong have risen significantly, real estate and retail sales have declined and Hong Kong has slipped into a recession. In recent months, Hong Kong has suffered deflation and the currency has been subject to currency speculation and the SAR government has substantially supported the market for the Hong Kong dollar, both directly and indirectly through the large-scale purchase of securities listed on the Hong Kong Stock Exchange. We can give no assurance that the Hong Kong economy will not worsen or that the historical currency peg of the Hong Kong dollar to the U.S. dollar will be maintained. Continued recession in Hong Kong, deflation or the discontinuation of the historical currency peg could adversely affect our business.

Regulation of the information industry in China may adversely affect our business

China has enacted regulations governing Internet access and the distribution of news and other information. We cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the Internet, including promulgation of the new laws, changes to the existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

A change in currency exchange rates could increase our costs relative to our revenues

In future, substantial amount of our revenues, expenses and liabilities will be denominated in Hong Kong dollars and Chinese Renminbi. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. We have not entered into agreements or purchase financial instruments to hedge our exchange rate risks although we may do so in the future.

Restrictions on currency exchange may limit our ability to utilize our revenue effectly

Although Chinese governmental policies were introduced in 1996 to allow greater convertibility of the Renminbi, significant restrictions still remain. We provide no assurance that the Chinese regulatory authorities will not impose greater restrictions on the convertibility of the Renminbi. Because a significant amount of our future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China,

Doing business in China

Hartcourt's operations in China involve certain risks and special considerations not typically associated with operations in the United States. These risks generally related to: (i) social, economic and political uncertainty; (ii) substantial governmental involvement in and control over the Chinese economy;
(iii) the possibility that the Chinese government could elect to discontinue its support of the economic reform programs implemented in 1978 and return to a completely centrally planned economy; and (iv) possible nationalization or expropriation of assets. Accordingly, government actions in the future could have a significant effect on economic conditions in China. Such actions and resulting changes in the Chinese economy could significantly adversely affect, limit or eliminate opportunities for foreign investment, the prospects of private sector enterprises operating in China and the value of Hartcourt's investments in China.

Environmental Regulation

Hartcourt's United States and Chinese operations are subject to various governmental laws and regulations. The costs and effects of compliance with environmental laws and regulations in the United States (federal, state and local) and China have not been material in the past and are not anticipated to be material in the future.

Patents, Trademarks and Licenses

Hartcourt  does  not  have  any  patents,  trademarks,   licenses,   franchises,
concessions or royalty agreement.

Employees

Hartcourt currently employs in the United States seven full-time employees at its principal executive offices located in Los Angeles, California in the United States. The executive offices provide corporate administrative and advisory services to other Hartcourt entities. FTL employs at its two sites located in Hong Kong twenty-two (22) full-time employees, comprising of 10 engineers and technicians and 12 office/administrative personnel.

Research and Development

Hartcourt spent approximately 18 months doing research and development of our current business strategy, the cost of which has been borne through the issuance of securities in the acquisitions. Because of the continuing technological changes that characterize the Internet, Web design and telecommunications and computer industries, Hartcourt's success will depend, to a considerable extent, upon its ability to continue to acquire companies that are ahead of the competition in our industry and develop competitive technologies internally through research and development. Management does not anticipate incurring any significant costs for such research and development in the near term other than through acquisitions.

Subsequent Events

No assurance can be given that Term Sheets will result in actual agreements.

Beijing Innostar Hi-Tech Enterprises, Ltd. ("Innostar") - On October 20, 1999, Hartcourt signed a Joint Venture Agreement with Innostar to establish a wireless nationwide Internet service provider network and IP phone services in China via a Chinese satellite. The total amount of investment in the joint venture company will be $24.0 million of which $14.0 million will be contributed by Innostar for 65% ownership interest and $10.0 million by Hartcourt for 35% ownership interest. The profits and losses of the joint venture company will be distributed in accordance with their ownership interest ratios. The duration of the Joint Venture Agreement is fifteen (15) years. The date of official establishment of the joint venture company shall be the date the business license is issued. The license is expected to be granted by June 2000. Innostar currently provides wireless ISP network and IP phone service in Beijing in cooperation with Chinese telecom companies. It provides high-speed internet connections to hotels, office buildings and apartment complexes using a Chinese satellite with bi-directional data transmission to these commercial users. The joint venture with Hartcourt and Innostar's license for nationwide ISP service will allow expansion to many other cities and individual users eventually reaching users throughout China. The national license will also allow the joint venture to engage in e-commerce activities and other internet services.

eSAT, Inc. ("eSAT") - On November 29, 1999, Hartcourt signed a Term Sheet with eSAT to create a strategic alliance through the exchange of their common shares to establish a wireless Internet service provider and IP phone network in China. In a private placement, Hartcourt will purchase 2,000,000 restricted common shares of eSAT. eSAT will also grant Hartcourt an option to purchase an additional 2,000,000 restricted common shares of eSAT at the exercise price of $4.00 per share subject to customary antidilution provisions and exercisable for a three year period. Fully exercised, it will represent 20% ownership in eSAT. In exchange, Hartcourt will issue 1,000,000 of its restricted common shares to eSAT. All the shares and options will be placed in an escrow with a mutually agreed agent. The operation is expected to start in late April 2000. If by April 30, 2000, eSAT does not obtain a satisfactory exclusive supply contract with the Innostar Joint Venture, either party may void the agreement, and the escrow agent will be instructed to return the shares and options to the respective parties.

eSAT specializes in providing high-speed Internet connections via satellite, through their proprietary satellite internet gateway products and services. eSAT system is a user-friendly cost-effective, solution, plug and play installation, and easily interfaces with any existing computer local and network. eSAT systems have been serving multi-national corporations, governments and educational institutions.

Sinobull. Com, Inc. ("Sinobull") - On November 18, 1999, Hartcourt announced that UAC and FTL agreed to merge into a new holding entity called Sinobull. Three major American and Chinese companies have agreed in principle to be part of Sinobull. Sinobull will have the most comprehensive and premier financial portal and service company in Chinese Internet in operation by the end of April 2000. Hartcourt is currently discussing the structure and incorporation of Sinobull under the laws of China and Hong Kong and proposes to finalize the structure by the end of April 2000. As part of the proposed structure, Sinobull will be a subsidiary of Hartcourt.

StreamingAsia.Com Ltd. ("StreamingAsia.com") - On December 6, 1999, Hartcourt announced that Sinobull signed a Term Sheet Agreement to purchase 50% of StreamingAsia.com, a leading Internet software company in Hong Kong for

HK$5,000,000 (approximately US$650,000). StreamingAsia.com agreed to issue 2,000,000 new shares to Hartcourt for a total consideration of HK$5,000,000. The terms of payment included HK$500,000 payable in cash upon signing of the Share Purchase Agreement, HK$500,000 payable in cash within 30 days after signing the Share Purchase Agreement, HK$1,000,000 payable in cash within 60 days after signing the Share Purchase Agreement, HK$1,000,000 payable in cash within 90 days after signing of the Share Purchase Agreement, HK$500,000 payable in cash within 120 days after signing of the Share Purchase Agreement, and HK$1,500,000 within 14 days after signing of the Share Purchase Agreement payable in shares of Hartcourt based on the closing price in the last 7 trading days before payment. Sinobull will be paid an additional amount in shares of Hartcourt if StreamingAsia's sales amount reaches certain targets within the first six months after signing of the Share Purchase Agreement. Sinobull will appoint two directors to the board of StreamingAsia. Together with the existing two directors, the new board shall consist of four directors. The transaction is expected to close in April 2000.

StreamingAsia.com provides comprehensive Internet-related software development service with expertise in audio and video delivery or streaming solutions to a variety of business and industry, especially major financial institutions.

Beijing Shangdi Net Technologies Center Co., Ltd. ("Shangdi") - On December 18, 1999, Sinobull signed a Term Sheet Agreement with Shangdi to form a new corporation in Beijing. Sinobull shall have 40% interest and Shangdi shall have 60% interest in the new corporation. The terms of agreement required Sinobull to invest $2,670,000 in the new corporation payable as follows: $200,000 payable in cash by UAC on behalf of Sinobull within three days from the date of execution of this Term Sheet Agreement, $1,470,000 in cash payable within 15 days from the closing of the transaction, and $1,000,000 in cash payable, within 60 days from the close of the transaction. The agreement required the new corporation to maintain $2,000,000 as equity and the remaining $670,000 could be withdrawn as payment to Shangdi's existing shareholders. Shangdi will invest the following assets to the new corporation: the wed site and trading center under development, 33.84% shares of Hua Xia Info (a Chinese corporation specialized in financial information and data provider, free and clear), 51% shares of Orient Future Financial Information Corporation ( a Chinese Corporation going to be registered in Shanghai), and all tangible and intangible assets except cash. The transaction is expected to close in April 2000.

Shangdi is principally engaged in the business of data broadcasting in China and its main activities include research, development and sale of data broadcasting hardware and software. Shandgi is a major shareholder of Hua Xia Info, the financial data provider of Hua Xia Securities, the second largest stock brokerage firm in China. Hua Xia Info has its own financial reporters for its data broadcasting network via cable TV and magazine. Through this relationship, Sinobull will operate accounts through Hua Xia Securities Brokerages nationwide. Shangdi has recently completed a software program for cable set top boxes, which enable users to trade stock online from their home television sets. Shangdi is also a major shareholder of Orient Research, a well respected stock research and analysis firm in Shanghai.

Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao") - On December 1, 1999, Sinobull signed a Term Sheet Agreement with Guo Mao. Guo Mao agreed to issue new shares for a total proceeds of $1,000,000 that is subject to negotiation, will represent 30% to 50% of the expanded capital of Guo Mao. Sinobull agreed to subscribe for all the new shares issued by Guo Mao. Subject to approval of the Share Purchase Agreement and the Joint Venture Agreement by the relevant government authorities, payment by Sinobull for the new shares shall be as follows: $100,000 in cash upon signing of the Share Purchase Agreement, $100,000 in cash within 30 days after signing of the Share Purchase
Agreement, $100,000 in cash within 60 days after signing of the Share Purchase Agreement, $100,000 in cash within 90 days, $100,000 in cash within 120 days after signing of the Share Purchase Agreement, and $500,000 within 14 days after the signing of the Share Purchase Agreement in shares of Hartcourt based on the average closing price in the last 7 trading days before payment, or in shares of Sinobull based on valuation to be agreed by both parties. Sinobull.com will appoint not more than five directors to the board of Guo Mao. Together with the existing five directors, the new board shall consist of not more than ten directors. The transaction is expected to close in April 2000.

Guo Mao, a major real-time financial data provider in Shanghai, China, using a satellite network to transmit data specializes in futures, indexes and commodities data that compliments the financial information database of Hua Xia Info and the financial data delivery systems of FTL. Association with Guo Mao gives Sinobull a distinct edge over any competitive financial portal in China.

Swartz Private Equity,  LLC ("Swartz") - Swartz is an investment  entity focused on equity investments in Internet and other high technology companies. On November 3, 1999, Hartcourt signed an Investment Agreement with Swartz . Swartz agreed to purchase from Hartcourt, from time to time, shares of Hartcourt's common stock, as part of an offering of common stock by Hartcourt to Swartz, for a maximum aggregate offering amount of $25,000,000. These fundings will be used to satisfy Hartcourt's working capital requirements for the year 2000 and complete acquisitions of Internet related operations. On January 5, 2000, Hartcourt and Swartz agreed to increase the equity line funding to $35,000,000 due to the planned acquisition of a Linux Internet operations in China. On February 28, 2000 Hartcourt filed a form SB-2 Registration document with SEC to register additional common shares for issuance to Swartz. Once approved by SEC, Swartz has the obligation to purchase these shares at the market price less 10 percent discount during the next 24 months. The Registration document is currently under the review of SEC.

PYR Management LLC ("PYR") - On January 26, 2000, Hartcourt completed a private placement of 227,445 Units and a Class II Warrant to PYR for $3,000,000 pursuant to a Regulation D Subscription Agreement. Each Unit consists of one share of Hartcourt common stock and a Class I Warrant to purchase one additional share of Hartcourt common stock at the Unit Price, subject to adjustment upon certain events. The Class II Warrant entitles PYR to purchase additional shares of Hartcourt common stock at par value solely upon the occurrence of certain events. Hartcourt has also agreed under a Registration Rights Agreement to file a registration statement to register the shares of Hartcourt common stock, including the shares issuable upon exercise of the Class I Warrant and Class II Warrant, under the Securities Act of 1933 for sale by PYR. As part of the Agreement, Hartcourt granted PYR an option to purchase up to $5,000,000 of additional Units and a Class II Warrant within five (5) trading days after the effectiveness of the registration statement. On February 4, 2000 Hartcourt filed a Form 8-K with the SEC. On January 27, 2000, Hartcourt received $2,743,000 from PYR to be used for working capital requirements of Hartcourt.

eMPACT Solutions, Inc. ("eMPACT") - On February 9, 2000, Hartcourt entered into a Stock Purchase Agreement Term Sheet to purchase 30% of the authorized and outstanding shares of eMPACT's new shares of common stock. The purchase price was agreed to be $2,000,000, payable $1,000,000 in cash at the date of closing, and the remainder $1,000,000 in cash within ninety days of closing. In the event that eMPACT shall fail to meet the revenues projections for the fiscal year 2000, Hartcourt shall receive an additional one percent of the shares of eMPACT for every percent that revenue does not meet the projections for revenue to a maximum of an additional twenty percent. The closing is expected in April 2000.

eMPACT, an e-commerce systems management and consulting company, specializes in providing back-office infrastructure for Internet companies. The services include technology selection, system design and management, transaction performance monitoring, resource utilization tracking and security monitoring. eMPACT will establish a centralized network of servers to facilitate business to business services for emerging Chinese e-commerce companies including web site construction and management services.

Shenzhen China Cable Integrated Network Co. Ltd. ("SCIC") - On February 25, 2000, Hartcourt signed a Letter of Intent with Shenzhen Sinlan Investment Co., Ltd. to jointly invest in SCIC. No terms have been reached and a definitive agreement to form a joint venture company is expected to be signed by April 30, 2000.

SCIC operates an exclusive television and cable network in the capital city of Chengdu. SCIC is planning an expansion program to add subscribers and to modernize the existing system and make it a showcase cable system with interconnecting data transmission via a network of satellite and cable transmission.

Hartcourt's partners in the above mentioned joint ventures are expecting Hartcourt to provide two key elements in these joint ventures: Internet technology and investment capital. Hartcourt management, which will soon include newly-hired individuals with extensive experience and expertise in relevant industry sectors, intends to provide Internet technology by merging with or acquiring companies already active in these businesses. On the financial side, Hartcourt plans to raise the substantial funds necessary to carry out the plans of its venture partners by selling its own common shares to selected investors/partners and bringing in partners whose contributions to each joint venture will include the necessary cash contributions.

Item 2.  Description of Property

Hartcourt's principal executive offices are located at 9800 Sepulveda Blvd., Suite 818, Los Angeles, California 90045. The premises consist of approximately 2,700 square feet of office space with a conference room, reception and file room facilities. Hartcourt is leasing these premises from an unaffiliated party and occupied these premises on April 4, 2000. The lease term is for three years commencing on April 1, 2000 and the monthly rent amounts to $2,400 with no escalation of monthly rent during the lease term.

FTL leases an office space at 99 Queen's Road Central, Hong Kong. The premises consist of approximately 2,000 square feet of office facility. The lease term is for three years commencing on December 15, 1999 and allows free rent of 12 months. The monthly lease payment including air-conditioning and management charges approximate HK$60,917 (US$7,810). Through Topomedia International Limited, a wholly owned subsidiary, FTL owns 1,439 sq. ft. of office space and leases the 918 sq. ft. at HK$21,573 (US$2,766) per month. The lease commenced on February 5, 1999 for a term of three years. FTL also rents 35 roof-top sites for installation of its transmission equipment. The contract terms vary from site to site and monthly rent ranges from HK$1,500 (US$192) to HK$3,500 (US$449) per site.

Hartcourt believes that its facilities currently under lease are adequate for its present activities, and that additional facilities are available on competitive market terms to provide for such future expansion of Hartcourt's operations as may be warranted.

Investment Policies

Hartcourt has placed no limitation on the percentage of assets that may be invested in any one investment. This policy may be changed by Hartcourt's Board of Directors and without a vote of Hartcourt's security holders. It is Hartcourt's policy to acquire assets primarily to add to its equity base and for income.

Item 3.  Legal Proceedings.

ComericaBank of California ("Comerica") vs. Enova. Et al. Superior Court of California, County of Los Angeles, California Case No. BC 221594

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of another entity's ("Pego") alleged obligation on a promissory note that is asserted to be in non-financial default. The plantiff in that matter may be the subject of a cross-complaint by Hartcourt, which will depend on the evidence disclosed by documents Hartcourt has demanded be produced. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego (approximately $925,000) which obligation went into non-financial default. Pego expects to be able to settle with plantiff and such settlement will eliminate Hartcourt's liability. The prospects for the success of those settlement negotiations, as well as the approximate range or amount of any potential loss by Hartcourt, are uncertain at this time.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the special meeting of the Board of Directors held on December 7, 1999, the Chairman of the Board appointed Mr. Frederic Cohn to serve as Director and Secretary, and Mr. Manu Ohri to serve as Director and Treasurer of Hartcourt. In addition, the Board appointed Mr. Hans Kloepfer and Mr. Kenneth Silva to serve as Directors who, together with Mr. Manu Ohri will serve as members of the audit committee. The Board of Directors approved the appointment of BDO International as Hartcourt's independent accountants for the year ended December 31, 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The common stock is quoted on the bulletin board maintained by the National Association of Securities Dealers, Inc. The following table sets forth the range of high and low bid and asked quotations for the common stock during the three most recent calendar quarters ended December 31, 1999, 1998 and 1997:


                                              High Bid           Low Bid         High Asked        Low Asked
---------------------------------------- ------------------- ---------------- ----------------- -----------------
---------------------------------------- ------------------- ---------------- ----------------- -----------------
March 31, 1997                                 3.0000            1.5000            4.0000            3.0000
---------------------------------------- ------------------- ---------------- ----------------- -----------------
June 30, 1997                                  3.1250            2.2500            3.3750            2.6875
---------------------------------------- ------------------- ---------------- ----------------- -----------------
September 30, 1997                             2.3750             .6875            2.6875            .8750
---------------------------------------- ------------------- ---------------- ----------------- -----------------
December 31, 1997                              3.1250             .8750            3.3750            1.0000
---------------------------------------- ------------------- ---------------- ----------------- -----------------
March 31, 1998                                 1.9220            1.0000            1.9220            1.0000
---------------------------------------- ------------------- ---------------- ----------------- -----------------
June 30, 1998                                  1.7970             .7970            1.7970            .7970
---------------------------------------- ------------------- ---------------- ----------------- -----------------
September 30, 1998                             1.9380             .2500            1.9380            .2500
---------------------------------------- ------------------- ---------------- ----------------- -----------------
December 31, 1998                              .5630              .2500            .5630             .2500
---------------------------------------- ------------------- ---------------- ----------------- -----------------
March 31, 1999                                 .4690              .3750            .4680             .3750
---------------------------------------- ------------------- ---------------- ----------------- -----------------
June 30, 1999                                  .8900              .7300            .8900             .7300
---------------------------------------- ------------------- ---------------- ----------------- -----------------
September 30, 1999                             .8400              .7600            .8400             .7600
---------------------------------------- ------------------- ---------------- ----------------- -----------------
December 31, 1999                             15.6250            13.8750          15.6250           13.8750
---------------------------------------- ------------------- ---------------- ----------------- -----------------

The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 1999, there were broker-dealers publishing quotes for the common stock.

Holders

At April 13, 2000, Hartcourt had approximately 10,062 holders of record of its common stock.

All of the Hartcourt's issued stock has been issued pursuant to Rule 144 of the Securities Act and could come into any market which exists under Rule 144. Approximately 8,416,000 and 495,000 outstanding Rule 144 shares held by principal and directors exist at December 31, 1999 and 1998, respectively.

Dividends

Each shareholder of record on March 31, 1999 received one (1) share of Enova for every four (4) shares of Hartcourt common stock. Hartcourt does not anticipate payment of any other stock or cash dividends in the foreseeable future.

Hartcourt does not anticipate payment of any other stock or cash dividends in the foreseeable future.

Warrants

At March 14, 2000, there were 690,975 outstanding warrants to purchase 690,975 shares of common stock at $.001 par value, ranging from $1.25 - $15.52 per share. During 1999, warrants converted to 393,000 shares of common stock resulted in proceeds of $61,635, and American Equities excercised its cashless exercise right and converted 800,000 warrants into 621,674 shares of Hartcourt common stock without payment of any consideration. On January 25, 2000, American Equities exercised its cashless exercise right and converted the remaining 1,200,000 warrants into 1,070,075 free trading common shares of Hartcourt without payment of any consideration.

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

All the transaction hereunder were between the Company and accredited investors as defined in Section 4(2) of the Securities Act of 1933 or sophisticated investors that possessed sufficient knowledge and experience in financial and business matters to be able to evaluate the merits and risks of the investment and who were allowed access to the books and records of the Company.

On January 29, 1997, Hartcourt issued 18,672 shares of its common stock to various vendors in settlement of $40,225 in accounts payable.

Pursuant to an investment banking services agreement with DanAllen Investments, Inc. dated February 1997, Hartcourt issued 100,000 shares of its common stock at a value of $1.50 per share for investment banking services.

On March 17, 1997 and May 7, 1997, Hartcourt issued 1,000,000 and 138,000 shares, respectively, of Hartcourt's common stock, pursuant to Regulation "S" to Pacific Rim Capital for $569,000 in cash. Cash was used for working capital and acquisition of Pego.

On April 7, 1997 and October 4, 1997, Hartcourt issued 289,000 shares at a value of $.50/share and 50,000 shares, at a value of $1.00/share of its common stock to various officers, directors and employees of Hartcourt as follows:

         Dr. Alan Phan              200,000 shares
         Directors                   35,000 shares
         Employees                  104,000 shares

Pursuant to an agreement with Capital, dated July 31, 1997, Hartcourt issued to Mercantile Investment Trust, Ltd. 685,715 shares of common stock valued at $600,000 for services as intermediary, broker and finder with respect to this agreement.

Pursuant to an agreement with Capital, dated July 31, 1997, Hartcourt issued 4,000 shares of Series A 9% Convertible Preferred Stock and 2,000 shares of Series B 9% Convertible Preferred Stock. Dividends on the Series A and B are declared and paid monthly.

In connection with the acquisition of Pego, dated October 3, 1997, Hartcourt issued 1,500 shares, stated value $1,000 per share, redeemable preferred stock to Michael Caruana, along with 200,000 shares of its common stock. Additionally, 250,000 shares of Hartcourt's common stock was issued to Simerco Trading, Ltd., a British Virgin Islands Company.

On October 28, 1997, pursuant to the reorganization agreement, Hartcourt issued 3,400 shares of 9% Convertible Preferred Stock, stated value $1,000 per share, and 2,500,000 shares of its common stock in connection with the acquisition of ECS.

On November 30, 1997, Hartcourt issued 650,000 shares of its common stock to Mandarin Overseas Investment Co., Ltd. (Mandarin) pursuant to Regulation S for $520,000 in cash. Cash was used in part for the acquisition of ECS.

During the second quarter of 1998, Hartcourt sold 2,000,000 shares of its common stock pursuant to regulation S. Hartcourt raised $825,000 of cash and recorded $301,000 in subscriptions. As part of settlement agreements in March 1999, 600,000 shares of Hartcourt's common stock was returned in settlement of the subscriptions receivable.

On June 4, 1998 and July 13, 1998, Hartcourt issued 332,857 and 45,000 shares, respectively at a value of $.50/share of its common stock to various officers, directors and employees of Hartcourt as follows:

         Dr. Alan Phan              240,571 shares
         Directors                  101,000 shares
         Employees                   36,286 shares

On August 6, 1998, Pego acquired 100% percent of the outstanding common stock of Pacific Pneumatics, Inc. (PPI), located in Chino, California. The purchase price of $215,000 was paid in the form of $200,000 in cash and $15,000 in value with Hartcourt common shares (9,796 shares). Under the acquisition agreement Pego caused PPI to prepay $35,000 of its notes payable to a selling shareholder. PPI manufactures pneumatic conveying, industrial dust collection and industrial process electrical controls. PPI has been manufacturing and selling it components under the trademark names "Pore Poly", "Posit Dust Collectors and Filters" and "Pow-Air" for over 20 years.

On August 24, 1998, Hartcourt and ECS executed an agreement and plan of merger with Elan Manufacturing, Inc. Elan is a contract manufacturer of electronic components similar to ECS, located in the Silicon Valley. Under the agreement, Elan was merged into and with Hartcourt, thereby ceasing Elan's existence. The merger was effective September 1, 1998, and the purchase price of $616,240 was paid by Hartcourt issuing 724,990 common shares to the three selling shareholders based at a value of $0.85 per share. Hartcourt and ECS have guaranteed to the three selling shareholders that the value of such shares will be not less than $.85 per share on September 1, 1999. If the value of the shares does not equal $.85 per share on September 1, 1999, Hartcourt and ECS will make up any shortfall by issuing additional free trading shares or cash to the selling shareholders.

On December 28, 1998, Hartcourt sold 200,000 shares of its common stock pursuant to Rule 144, raising $25,000 in cash. Another 203,000 shares were sold on January 4, 1999 for $24,500.

In March 1999, Hartcourt cancelled 3,000,000 shares of its common stock valued at $1,875,000, and 4,000 of Preferred Stock Series A stated value $1,000 per share, 2,000 of Preferred Stock Series B stated value $1,000 per share, 3,400 of Preferred Stock Series D stated value $1,000 per share, 4,050 of Preferred Stock Series AB stated value $100 per share, valued at $9,805,000 in connection with settlement of litigation with American Equities, Capital and Pruzin.

On September 8, 1999, the Board of Directors issued 118,110 shares to a director for paying $50,000 as escrow deposit in connection with the acquisition of UAC and settlement of payment to vendors in the amount of $100,000. In addition, Hartcourt issued 1,000,000 shares of its common stock to an investor for exercising options in the amount of $1,250,0000. Cash in the amount of $763,748 received from the investor was used in connection with the acquisition of FTL and UAC. The remaining balance of $485,252 was recorded as accounts receivable and subsequently determined to be uncollectible and fully reserved for at December 31, 1999. Hartcourt issued 1,000,000 shares of its common stock to a director upon exercise of options raising $500,000, which was used in connection with the acquisition of FTL.

On September 27, 1999, Hartcourt issued 1,500,000 shares of its common stock in connection with the acquisition of FTL valued at $1,401,000.

During 1999, Hartcourt issued 1,014,674 shares of its common stock upon exercise of warrants to various warrant holders raising cash in the amount of $61,629 used for working capital.

During 1999, Hartcourt issued 394,153 shares of its common stock to several consultants for services performed during the year valued at $341,223.

On December 14, 1999, Hartcourt exchanged 100,000 shares of its common stock in settlement of all obligations due to Pego amounting to $1,058,642 and 35,000 shares of ECS owned by Enova valued at $16,358.

During 1999, Hartcourt issued 140,000 shares of its common stock in connection with settlement of loan from investors amounting to $54,000.

During 1999, Hartcourt sold to investors 700,000 shares of its common stock to raise $900,000 which was paid in connection with the acquisition of FTL and investment in UAC.

During the course of the year, Hartcourt issued 910,833 shares of its common stock valued at $1,004,045 to its directors in connection with performance of services.

Item 6.  Management's Discussion and Analysis or Plan of Operation

General

The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in Hartcourt's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Plan of Operation

Currently, Hartcourt is involved in Internet joint ventures in Asia to facilitate the expansion of China's first commercial e-trade financial network and Internet Service Provider. Hartcourt's goal is to create the premiere financial portal in the Chinese market by building a network of Internet companies in partnership with young Chinese entreprenuers as well as government owned entities. Its mission is to become one of the leading Internet companies in Asia. Through the combined services of Beijing based UAC Stock Exchange
Online, Ltd. ("UAC") and Hong Kong based Financial Telecom Ltd. ("FTL"), Hartcourt intends to merge these two service providers and create a premier financial portal of Chinese Internet with a comprehensive Web site and supporting utilities that will be capable of executing securities transactions on-line in a timely and efficient manner while providing real-time quotes, research, charts and other collateral information regarding stocks, bonds, currencies and other markets in China and other Asian markets.

Results of Operations

Comparison of the fiscal years ended December 31, 1999 and December 31, 1998

During 1999, Hartcourt continued its previously implemented plan to acquire profitable companies that were in established industries with a history of growth. As a result of continuing losses, particularly at Pego and ECS, Hartcourt recorded significant impairments to its goodwill in 1998. In March

1999, Hartcourt entered into a series of agreements and transactions that in the aggregate were designed to streamline and restructure the company while dissolving the entities comprising of inactive assets and settle outstanding litigation. The restructuring included settlement of certain litigation, settlement of certain agreements, and a spin-off of Hartcourt's investment in Pego (100%) and ECS (35%) to Enova. Effective March 1, 1999, Hartcourt distributed its investment in Enova to Hartcourt shareholders of record of March 31, 1999 as stock dividend. In addition, Hartcourt discontinued its operations of Hartcourt Pen and Hartcourt Investments, and effectively became an entity with no operations and its principal assets being the marketable securities received in exchange for its investment in the Peony Gardens condominium project.

To stay focused and achieve its mission to become a leading Internet company in Asia and China, Hartcourt decided to build a network of Internet companies in partnership with young Chinese enterprenuers as well as government owned entities. Hartcourt acquired 58.53% FTL on October 4, 1999. FTL is a financial data-bank providing real-time stock quotes and financial information of Hong Kong listed companies as well as information on other international stock exchanges in U.S. and Europe to institutional and retail investors. On October 18, 1999, Hartcourt formed a joint venture company, UAC, under the laws of China with UAC Trading. UAC operates the first and only nationwide online securities trading network connecting investors with their stock brokerage offices via ChinaPac in China. UAC network consists of proprietary server software and user interface, servers, gateways and other communication hardware. Through a PC, investors can dial a local number 162 from anywhere in China to trade stocks online. Once connected to the UAC network, users can ckeck real-time stock quotes, trade stocks and other securities, access news and bulletin and other related information.

The operations of Hartcourt in 1999 primarily consisted of operations of FTL from the date of acquisition. Operations of Hartcourt Pen and Hartcourt Investments were discontinued in 1999, and operations of Pego and ECS were disposed off as a result of spin-off to Enova and the subsequent distribution of Enova as stock dividend.

Net sales and cost of sales. Net sales in 1999 amounted to $378,677 consisted of sales of financial pagers and the related Internet and telephone services. Cost of sales amounted to approximately $71,810. Hartcourt did not have any operations in 1998 that were still ongoing in 1999.

Selling, general and administrative expenses. Selling general and administrative expenses increased from $1,472,286 for 1998 to $7,029,180 for 1999. The increase is primarily due to Hartcourt incurring about $1,925,000 in professional and consulting fees in connection with litigations and settlements, providing for allowance for doubtful receivables amounting to about $653,000, and recording non-cash compensation expense of about $3,380,000 to the officers and directors of Hartcourt.

Impairments. No impairments were identified in 1999. Impairments expenses in 1998 were resulted from the write down of the investments in the Peony Gardens of $6,932,500 and the Alaskan Goldmines of $4,838,413.

Settlements loss. Hartcourt recognized a net settlement loss of $384,013 in 1999 as a result of exchanging investments with GoCall, settling disputes and litigations with Pruzin, American Equities, and Capital. Hartcourt recognized a loss of $1,212,327 in 1998 in connection with the settlements of litigations and disputes with American Equities and Mandarin/Promed.

Loss from discontinued operations. Loss from discontinued operations of $420,810 in 1999 represents the total net loss of Pego of $25,875 and the net loss of ECS of $394,935 prior to their transfer to Enova and subsequently distributed to shareholders of Hartcourt as stock dividend. Hartcourt Pen and Hartcourt Investments did not have any operations in 1999 and were also discontinued in 1999. Loss from discontinued operations of $6,840,127 in 1998 represents the results of operations of Pego, ECS, Hartcourt Pen and Hartcourt Investments in 1998.

Loss on disposal of discontinued operations. Loss on disposal of discontinued operations of $7,759 represents the net of the loss of disposals of Hartcourt Investments amounted to $95,000, and gain on disposalof Hartcourt Pen amounted to $87,241. There were no operations disposed of during 1998.

Liquidity and Capital Resources

Hartcourt's principal capital requirements during 1999 were to fund the acquisitions of growth oriented Internet related operating companies in China and Asia. Hartcourt raised substantial funds necessary to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

As shown in the accompanying financial statements, Hartcourt incurred net losses of $7,862,468 and $21,295,653 for the years ended December 31, 1999 and 1998, respectively. Additionally, Hartcourt's current liabilities exceeded its current assets by $6,450,275 at December 31, 1999. These factors, as well as negative cash flows from operations, Hartcourt's inability to meet debt obligations, and the need to raise additional funds to accomplish its objectives, create substantial doubt about Hartcourt's ability to continue as a going concern.

Hartcourt has taken certain restructuring steps, which in the opinion of management, will provide the necessary capital to continue its operations. These steps included 1) the settlement of certain matters of litigation and disputes;
2) exchange of its interests in Peony Gardens for investment securities; which were subsequently exchanged for the investment in GoCall Inc.; 3) completed a private placement with PYR Management, LLC and received $2,743,000 on January 27, 2000; 4) signed a Investment Agreement with Swartz Private Equity, LLC, which agreed to purchase from time to time, up to $35,000,000 Hartcourt shares of common stock. The Investment Agreement with Swartz is still subject to the approval of SEC.

Operating activities. Net cash used by operating activities decreased to $239,218 in fiscal 1999, compared to $1,308,746 in fiscal 1998. This is mainly due to the fact that Hartcourt has discontinued the operations of Hartcourt Pen, Hartcourt Investments and the spin-off of Pego and ECS during 1999. All these subsidiaries had losses in both years.

Investing activities. Net cash used by investing activities increased to $1,408,162 in fiscal 1999, compared to net cash provided by investing activities of $13,082 in fiscal 1998. This is mainly due to the acquisitions of FTL and UAC during 1999, which were partly paid by cash. Acquisitions and purchase of property and equipment during 1998 amounted to 792,113, which were financed by proceeds on sales of marketable securities and proceeds on notes receivable within investing activities.

Financing activities. Net cash provided by financing activities increased to $1,959,603 in fiscal 1999, compared to $1,602,429 in fiscal 1998. The main financing sources of Hartcourt are the line of credit from the bank, issuance of long term debt, proceeds from issuance of its common stock, and proceeds on exercise of its options and warrants.

The ability of Hartcourt to continue as a going concern is dependent on its success in fulfilling its plan.

Impact of Year 2000

The Year 2000 Issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of Hartcourt's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

Hartcourt's project to assess and correct Y2K related issues regarding the Year 2000 has been completed and the company has not experienced any significant Y2K related events. However, interactions with other companies' systems make it difficult to conclude there will not be future effect. Consequently, at this time, management cannot provide assurances that the Year 2000 issues will not have an impact on Hartcourt's operations.

Item 7.    Consolidated Financial Statements

Financial Statements are referred to in Item 13(a), listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 18, 1999, Hartcourt received a letter of resignation from its independent accountants, Harlan & Boettger, LLP. Harlan & Boettger previously issued a qualified report dated March 6, 1999. The report noted that because Hartcourt had suffered recurring losses from operations which raises significant doubt about the ability of the Company to continue as a going concern. Other than Hartcourt's ability to continue as a going concern, the report did not contain any adverse opinions or disclaimers of opinion, or any qualification as to uncertainty, audit scope or accounting principles. Such report subsequent to issuance has not been modified. There were no disagreements with Harlan & Boettger, LLP on any matters of accounting principles or practices, financial statement disclosures or auditing scope or procedures during the two-year period covered by their report and subsequently through October 18, 1999.

On February 8, 2000, Hartcourt appointed BDO International as its new independent accountants. During the two most recent fiscal years and through February 8, 2000, Hartcourt has not consulted with BDO International regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Hartcourt's financial statements, and either a written report was provided to Hartcourt or oral advice was provided that BDO International concluded was an important factor considered by Hartcourt in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions in Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)
(1) (iv) or Regulation S-K.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information about the directors and executive officers of Hartcourt.


Name              Age      Position                                    Dates Held

Dr. Alan V. Phan  54       Chairman of the Board, President    Since November 1993
                           and Chief Executive Officer

Frederic Cohn(1)  60       Director, Vice President            Since December 1999
                           and Secretary

Manu Ohri         44       Director, Executive Vice President  Since December 1999
                           Finance, Chief Financial Officer
                           and Treasurer

Kenneth Silva     73       Director                            Since December 1999

Hans Kloepfer     50       Director                            Since December 1999

Fred Luke         52       Director                            March 1999 - December 1999

Jon L. Lawver     61       Director                            March 1999 - December 1999

Leonard J. Roman  50       Director                            September 1998 - March 1999


Dr. Alan V. Phan is the founder of Hartcourt and has been Chairman, President and Chief Executive Officer since November 1993. He is also the founder of Hartcourt Investments and Hartcourt Pen. From 1986 to 1993, Dr. Phan was the owner of Hartcourt Consulting, an engineering, equipment and technology exporter to Asia and South America. From 1981 to 1986, Dr. Phan served as Executive Vice President of EM Kay Group, which is an international aircraft leasing company, as well as owner of Village Bank of New Jersey and Magic Marker Industries. From 1975 to 1981, Dr. Phan was the owner of Alpha Development, a California real estate development company; and UBI Business Brokers of Orange County, a real estate and business brokerage office. From 1970 to 1975, Dr. Phan was Area Manager for Eisenberg Group, an Israeli conglomerate, specialized in trading and manufacturing of industrial and consumer products. Dr. Phan received his academic training and degrees in Environmental Engineering from Pennsylvania State University in 1967, and Sussex College of Technology in1975.

Mr. Fred Cohn, Vice President, Secretary and Director since December 1999, has over 30 years of diversified experience in business management. During the last five years, Mr. Cohn was a successful entrepreneur owning and operating medium size companies in the fields of transportation, entertainment, manufacturing and distribution. Mr. Cohn is a member of the Board of Directors of Enova Holdings, Inc. Mr. Cohn obtained his law degree from New York School of Law and Bachelors degree in Accounting from Wilkes University.

Mr. Manu Ohri, Executive Vice President Finance & Chief Financial Officer, Treasurer and Director since December 1999, has over 19 years of diversified business management and operations experience in public and private companies. In addition to serving as the Chief Financial Officer of Hartcourt, Mr. Ohri currently holds the position of President, CEO and Director of Enova Holdings,

Inc. From January 1997 to March 1999, Mr. Ohri served as Chief Operating Officer and Chief Financial Officer of Dynamic Cooking Systems, Inc., a privately-held manufacturing company. From September 1989 to December 1996, Mr. Ohri served as Chief Financial Officer of Startel Corporation, a NASDAQ company in software development business. Mr. Ohri's multi-faceted experience includes operations, finance as well as administrative functions in the manufacturing, distribution and software development industries. Mr. Ohri is a Certified Public Accountant with over six years experience with Deloitte & Touche, LLP and PriceWaterhouseCoopers, LLP. Mr. Ohri earned his Masters degree in Business Administration from University of Detroit and Bachelors degree in Accounting from University of Delhi in India.

Kenneth Silva has been a director of Hartcourt since December 1999. Mr. Silva retired from active work in July 1996 and has been associated with Hartcourt in various capacities since his retirement. Mr. Silva earned his B.A. degree in accounting and banking from Armstrong College in 1950 and attended graduate courses at American Institute of Banking. Mr. Silva has been in banking for almost 40 years, including 22 years at Wells Fargo Bank where he last served as Vice President of Business Development. In addition, Mr. Silva has experience in real estate finance as Controller for a large construction firm in Los Angeles called Intercell Industries.

Hans J. Kloepfer has been a director of Hartcourt since December 1999. From July 1999 to February 2000, Mr. Kloepfer served as Vice President, Sales and Marketing for Pego Systems, Inc., a distributor and representative of air and gas handling equipment. In March, 2000, Mr. Kloepfer was appointed President of Pego Systems, Inc. From January 1997 to March 1999, Mr. Kloepfer was a partner/owner of Strategic Sports Marketing Group, a company engaged in the development, sales and implementation of a media based turnkey marketing system. From July 1986 to December 1996, Mr. Kloepfer served as Regional Manager for Sullair Corporation, a division of Sundstrand Corporation, a manufacturer of industrial and portable air compressors. Mr. Kloepfer graduated from California State University Fullerton with a Bachelors Degree in Business Administration and Economics.

Fred Luke has more than twenty-nine (29) years of experience in domestic and international financing and the management of privately and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position as director with Hartcourt, Mr. Luke currently serves as Chairman and Chief Executive Officer of NuOasis Resorts, Inc., (formerly, Nona Morelli's II, Inc.) ("NuOasis Resorts"), Chairman and President of NuVen, Chairman and President of Hart Industries, Inc. ("Hart"), and Chairman and President of Diversified Land & Exploration Co.
("DL&E"), Scientific NRG, Incorporated, and NetCommerce, Inc. among others. NuVen provides managerial, acquisition and administrative services to public and private companies. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

Jon Lawver has 22 years of experience in the area of bank financing where he has assisted medium size companies ($5 million to $15 million) by providing expertise in documentation preparation and locating financing for expansion requirements. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988, Mr. Lawver has served as President and a Director of Eurasia, a private finance equipment leasing company specializing in oil and gas industry equipment. Mr. Lawver also serves as a director of NetCommerce, SNRG, Hart and NuVen. Mr. Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches.

Leonard J Roman has 28 years of diversified public and private business management experience. From 1995 to 1997, Mr. Roman was President of Trumpets Holdings, Inc. and was Executive Vice President, Chief Financial Officer of W-C Designs, Inc. From 1991 to 1994, Mr. Roman was General Manager and Chief Financial Officer of Cosmar Corporation. Mr. Roman is a Certified Public Accountant and holds a Bachelors Degree from St. John's University.

Directors serve for a term of one year or until their successors are elected and qualified. Directors do not receive any cash compensation for serving as such, although Hartcourt is contemplating the adoption of a plan to compensate directors through the issuance of shares of common stock. The terms of such a plan currently are under consideration and there can be no assurance as to when, if ever, it will be implemented.

Executive officers are appointed by and serve at the will of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of Hartcourt.

Rights and Preferences of Preferred Stock

Original Preferred Stock

As the sole holder of the 1,000 outstanding shares of Company Original Preferred Stock, Dr. Phan is entitled to elect 3/5 of the number of members of Hartcourt's Board of Directors, whereas the holders of the outstanding shares of common stock are entitled to elect 2/5 of that number.

Class A Preferred Stock

The 10,000,000 shares of authorized and unissued Class A Preferred Stock may be split with such designations, powers, preferences and other rights and qualifications, limitations and restrictions thereof as the Company's Board of Directors elects for a given series. No shares have been issued.

Series A 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 4,000 shares authorized with a stated value of $1,000 per share. Holders of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series A convertible preferred stock is subject to redemption at any time, at the option of Hartcourt, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends to the date of redemption. Holders of Series A Convertible Preferred Stock may convert their shares into either (A) a number of shares of fully paid and non-assessable common stock of ECS, equal to .0075% of total outstanding shares of ECS or (B) shares of fully paid and non-assessable common stock of Hartcourt. Dividends are to be declared and paid monthly. In connection with settlement of certain litigation and other claims, all outstanding shares of the Series A Preferred Stock was returned to Hartcourt and cancelled.

Series B 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 2,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series B convertible preferred stock is subject to redemption at any time, at the option of Hartcourt, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. Holders of Series B convertible preferred stock may convert their shares into either (A) a number of shares of fully paid and non-assessable shares of common stock of Pego, equal to .015% of total outstanding shares of Pego or, (B) shares of fully paid non-assessable common stock of Hartcourt. Dividends are to be declared and paid monthly. In connection with settlement of certain litigation and other claims, all outstanding shares of the Series B Preferred Stock was returned to Hartcourt and cancelled.

Series C Redeemable Preferred Stock

Non-voting, non-participating redeemable preferred stock, 1,500 authorized, with a par value of $1,000 per share. Series C preferred stock is junior to the original preferred stock and any other class or series of capital stock of the Company which are specifically ranked senior (senior securities). Series C preferred stock is redeemable at any time, at the discretion of the Company, at a redemption price of $1,000 per share. During 1998, the Company redeemed the stock for $1,300,000 in cash and 200,000 shares of the Company common stock valued ar $1 per share.

Series AB 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 25,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series AB convertible preferred stock is subject to redemption at any time, at the option of Hartcourt, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. Holders of Series AB convertible preferred stock may convert their shares into fully paid non-assessable common stock of Hartcourt. In connection with settlement of certain litigation and other claims, all outstanding shares of the Series AB Preferred Stock was returned to Hartcourt and cancelled.

Series D Convertible Preferred Stock

Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at a par with holders of Hartcourt's common stock, as if the Series D Convertible Preferred Stock had been converted in common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its holder, at any time, into a number of shares of common stock of Hartcourt at a conversion rate equal to $1,000 divided by the market price of Hartcourt's common stock. The Series D Preferred Stock was retired in March 1999, in connection with the sale of a 30% interest in ECS to Mr. James Pruzin.

By virtue of his activities in founding and organizing Hartcourt, as well as his beneficial ownership of its voting securities, Dr. Phan may be deemed to be a "promoter" of Hartcourt.

Item 10.  Executive Compensation.

The following summary compensation table sets forth certain information regarding compensation, required to be paid pursuant to an employment agreement during each of the three years ended December 31, 1999, 1998 and 1997 to the person serving as Hartcourt's Chief Executive Officer:

Name and Principal Position                  Fiscal Year    Annual Salary

Dr. Alan V. Phan, Chief Executive Officer    1999           $3,379,788
                                             1998           $200,000
                                             1997           $175,000

Hartcourt is obligated under employment contract with Dr. Alan Phan to provide salary, bonuses, and other fringe benefits through December 31, 2001. The term of the contract will be automatically extended for an additional term of three
(3) years, unless Hartcourt or Dr. Phan gives a written notice to the other party before the expiration of the term. Annual base salary payments under the contract will be $250,000 per annum for fiscal years 2000 and 2001. Payments will be made in equal monthly installments. In the event Hartcourt does not have sufficient cash flow to pay compensation, Dr. Phan has the option to accept Hartcourt's restricted common shares for the same amount of compensation. Share price will be calculated at 50% of the market trading bid price on January 1st of the year of employment. Dr. Phan received 100% of his salary in shares of common stock of Hartcourt during the last three fiscal years. Hartcourt issued restricted common shares to Dr. Phan in the amounts of 1,600,284 shares, 213,333 shares and 116,667 shares for the years ended December 31, 1999, 1998 and 1997, respectively.

There are no salary, bonus or incentive plans covering cash or company stock except Hartcourt's 1995 Stock Option Plan (the "Plan"). Under the Plan, incentive and non-qualified stock options may be granted to directors, officers and key employees to purchase up to 2,000,000 shares of common stock at an option price not less than the fair market value of the stock at the time the option is granted; the option period shall not exceed ten years from the date of grant. Except in the case of the death or disability of an option holder, vested options lapse 90 days following termination of continuous employment by Hartcourt. Vested options lapse one year after the death or disability of an option holder. No options have been granted under the Plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 1999 with respect to persons known to Hartcourt to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of Hartcourt and by all directors and executive officers of Hartcourt as a group.


Title of Class       Name & Address of                   Amount and Nature of  Beneficial  Percent
                     Beneficial Owner                    Ownership (1)

Common stock         Dr. Alan V. Phan                    6,204,229 (2)                     20.7%
                     1196 E. Willow Street
                     Long Beach, CA 90806
-------------------- ----------------------------------- --------------------------------- ------------------
Original  Preferred                                      1,000 (2)                         100%
stock
-------------------- ----------------------------------- --------------------------------- ------------------
-------------------- ----------------------------------- --------------------------------- ------------------
Common stock         CEDE & Co.                          19,319,239 (3)                    64.4%
                     55 Water Street 2SL
                     New York, NY 10041
-------------------- ----------------------------------- --------------------------------- ------------------
-------------------- ----------------------------------- --------------------------------- ------------------
Common stock         Financial Telecom Limited           1,500,000 (4)                     5.0%
                     The Center, Suite 2705
                     99 Queen's Road Central, Hong Kong
-------------------- ----------------------------------- --------------------------------- ------------------
-------------------- ----------------------------------- --------------------------------- ------------------
                     All  Officers  and  Directors as a  6,204,229
                     group
-------------------- ----------------------------------- --------------------------------- ------------------

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of common stock indicated. Beneficial ownership is calculated in accordance with Rule 13-d-3(d) under the Securities Exchange Act of 1934, as amended.

(2) Includes (i) an aggregate of 1,000,000 shares of common stock issuable upon conversion of 1,000 shares of Original Preferred Stock. As the sole holder of the 1,000 outstanding shares of Original Preferred Stock, Dr. Phan is entitled to elect 3/5 of the number of members of Hartcourt's Board of Directors.

(3) CEDE & Co. Is a deposit trust corporation (stock brokerage company).

(4) Represents Hartcourt shares issued in connection with the purchase of FTL. An additional 254,552 shares of common stock were issued on January 18, 2000 as a result of post closing adjustment to the purchase price of FTL.

Other than the arrangements disclosed in Part I, Item 1 - Subsequent Events, Hartcourt is not aware of any arrangement that might result in a change in control in the future.

Stock Option Plan

In April 1995, the Company adopted a stock option plan (the Plan) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10 year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. All options were granted at not less than fair value at the date of grant and have terms of 10 years.

The following table summarizes the activity in the plan:


                                                                                                     Weighted
                                                                              Number of               Average
                                                                                Shares            Exercise Price
                                                                           -----------------      ----------------

Shares under option at January 1, 1998                                                    -     $               -
    Granted                                                                         400,000                  1.00
    Exercised                                                                             -                     -
    Canceled                                                                              -                     -
                                                                           -----------------      ----------------

Shares under option at December 31, 1998                                            400,000     $            1.00
    Granted                                                                       2,000,000                 1.265
    Exercised                                                                    (2,000,000 )               1.265
    Canceled                                                                              -                     -
                                                                           -----------------      ----------------

Shares under option at December 31, 1999                                            400,000     $            1.00
                                                                           -----------------      ----------------


All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting standards No. 123, the Company's net loss and loss per share for the year ended December 31, 1998, would have been increased to the pro forma amounts presented below:


                                                                                 1998
                                                                           -----------------

Net loss:
    As reported                                                          $      (21,295,653 )
    Pro forma                                                            $      (21,683,133 )

Loss per share:
    As reported                                                                       (1.18 )
    Pro forma                                                                         (1.20 )


Additional information relating to stock options outstanding and exercisable at December 31, 1999 summarized by exercise price are as follows:


                                                    Outstanding                          Exercisable
                                         -----------------------------------  ----------------------------------
        Exercise Price                            Weighted Average                    Weighted Average
                                         -----------------------------------  ----------------------------------
           Per Share        Shares        Life (Years)      Exercise Price      Shares         Exercise Price
       ------------------ ------------   ----------------   ----------------  ------------   -------------------

          $1.00               400,000          8.5               $1.00            400,000          $1.00


Warrants

On December 30, 1996, Hartcourt and American Equities entered into a Warrant Agreement, whereby Hartcourt agreed to issue and sell to American Equities, for the price of $100, a warrant to purchase up to 2,000,000 shares of its common stock, $.01 par value at prices ranging from $0.30 to $2.10 in connection with the consulting services provided to Hartcourt. American Equities shall have the right to purchase at any time and from time to time prior to December 30, 2002, up to the number of fully paid and nonassessable shares of warrants, stock upon payment of specific exercise price or apply the cashless exercise clause specified in the agreement. On September 9, 1999, pursuant to the terms of the Warrant Agreement, American Equities exercised its cashless exercise right and converted 800,000 warrants into 621,674 Hartcourt's common shares without payment of any consideration.

In connection with consulting services, Hartcourt issued warrants to purchase 350,000 shares at prices ranging from $1.25 to $1.50 which expire at various dates through July 12, 2000. The warrants were issued at the fair market value on the date of issuance and therefore no expense was recorded.

In connection with the sale of 200,000 restricted shares of its own common stock, Hartcourt issued warrants to purchase 100,000 shares at $4.00 which expire on December 12, 2000. The warrants were issued above fair market value and therefore no expense was recorded.

Item 12: Certain Relationships and Related Transactions

In August 1996, Hartcourt purchased an apartment complex located near Beijing, China for $22 million from NuOasis International, Inc. (a wholly owned subsidiary of Nona Morelli's II). The purchase price included the issuance of 4 million shares of common stock, valued at $10 million, and a promissory note to NuOasis for $12 million. The Note is due and payable on August 17, 1997 or, if construction is not complete, then the note is extended to the date the certificate of occupancy is received. NuOasis is a non-affiliate of Hartcourt. Under the deposit method of accounting in accordance with Financial Accounting Standards No. 66 the promissory note for $12,000,000 was deferred until the complete consummation of the Peony Gardens sale. Also the 4 million shares of common stock was recorded as a deposit at December 31, 1998 and 1997. In March 1999, Hartcourt entered into an Exchange Agreement pursuant to which Hartcourt agreed to assign its rights and any and all of its interest in Peony Gardens for marketable securities which were subsequently valued at $5,000,000. Dragon King is a wholly owned subsidiary of NuOasis. Subsequent to the transaction, the CEO of Dragon King became a director of Hartcourt.

On October 3, 1997, Hartcourt purchased the outstanding shares of Pego where Pego became a wholly-owned subsidiary of Hartcourt. In connection with the purchase, Hartcourt paid $500,000 in cash, issued 450,000 shares of restricted common stock, 1,500 shares of Series "C" redeemable preferred stock, and entered into a non-compete agreement with Pego's majority shareholder, Michael Caruana, who was prior to the acquisition, a director of Hartcourt.

Effective February 1, 1999, pursuant to a Share Purchase Agreement, Hartcourt acquired one (1) share of common stock of Enova, representing 100% of the total issued and outstanding capital stock of Enova, making Enova a wholly-owned subsidiary. Effective March 1, 1999, Hartcourt and Enova executed an Exchange Agreement (the "Enova Agreement") whereby Hartcourt exchanged all of its ownership in two wholly-owned subsidiaries, Pego and ECS, for 5,213,594 additional shares of common stock of Enova. On March 24, 1999, Hartcourt entered into a Distribution Agreement pursuant to which Hartcourt agreed to distribute to all shareholders of record on March 31, 1999, all of the 5,213,595 shares of common stock of Enova. As a result of the Share Purchase Agreement, the Enova Agreement and the Distribution Agreement, each shareholder of record of Hartcourt on March 31, 1999 received one (1) share of Enova for every four (4) shares owned of Hartcourt. The Board of Directors of Enova includes directors from Hartcourt.

On June 20, 1999, Hartcourt entered into an agreement to acquire 35% of ownership interest in UAC. In connection with the purchase, Hartcourt recorded a payable of $1,868,000 to Shi Zhang, owner of UAC Trading at December 31, 1999. In addition, Hartcourt agreed to transfer 1,000,000 shares of its common stock to UAC, 200,000 of these common shares will be used to offset with UAC Trading for an existing loan of $200,000 and 800,000 common shares were not issued as of December 31, 1999. On August 9, 1999, Hartcourt and UAC Trading agreed to convert the Hartcourt loan of $200,000 into an option to purchase an additional 15% interest in UAC from UAC Trading. As of December 31, 1999, Hartcourt has not exercised its option to convert the loan for the additional 15% interest in UAC. The option to convert the loan into an additional 15% interest in UAC is contingent upon Chinese laws and regulations governing foreign ownership of Chinese companies. As of December 31, 1999, Hartcourt has payables in the amount of $87,112 to UAC and 1,868,000 to the owner of UAC Trading.

On August 17, 1999, Hartcourt entered into a stock purchase agreement with FTL to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. In connection with the purchase, Hartcourt issued 1,500,000 shares of its common stock and recorded an amount payable to FTL $840,676 at December 31, 1999. On January 18, 2000, Hartcourt issued 254,552 additional shares of its common stock to FTL for revision in purchase price as a result of post closing adjustment.

On September 8, 1999, the Board of Directors authorized to issue 118,110 shares to Mr. Fred Luke, a Director, for paying $50,000 as escrow deposit in connection with the acquisition of UAC and settlement of payments to vendors in the amount of $100,000. In addition, Hartcourt issued 1,000,000 of common stock to Mr. Fred Luke dba NuVen Advisors, upon exercise of 1,000,000 options raising $500,000, which was used in connection with the acquisition of FTL.

On December 14, 1999, Hartcourt exchanged 100,000 shares of its common stock in settlement of all obligations due to Pego amounting to $1,058,642 and 35,000 shares of ECS owned by Enova valued at $16,358.

During the course of the year, Hartcourt issued 910,833 shares of its common stock valued at $1,004,045 to its directors and officers in connection with their compensation and performance of services.

At December 31, 1999 and 1998, Hartcourt had outstanding advances to Dr. Alan Phan, a director, executive officer and promoter of Hartcourt, in the amount of $ 58,221 and $142,522, respectively.

As at December 31, 1999, Hartcourt has a $50,000 note receivable from Pego, non-interest bearing, payable upon demand and unsecured.

                                    PART IV.

Item 13.  Exhibits and Reports on Form 8-K

The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

Exhibit No.    Description of Document

2.01 Agreement and Plan of Reorganization, dated November 5, 1994 among Stardust, Inc.-Production-Recording-Promotion, Hartcourt Investments (USA) Inc. ("Hartcourt USA") and the shareholders of Hartcourt USA. (1)

2.02 Agreement and Plan or Reorganization dated December 1, 1994 Among Hartcourt USA. The Hartcourt Pen Factory, Inc.("Hartcourt Pen") and the Hartcourt Pen shareholder. (1)

2.03           Agreement   between  The  Hartcourt   Companies,   Inc.  and  the
               shareholder of Pego Systems, Inc., "Stock Purchase Agreement", dated June 29, 1997 (4)

2.04 Agreement and Plan of Reorganization, dated October 28, 1997, between The Hartcourt Companies, Inc., Electronic Component and Systems, Inc., and Pruzin Technologies, Inc. (5)

3.01           Articles of Incorporation of Hartcourt, as amended. (1)

3.02           Bylaws of Hartcourt. (1)

3.03           Amendment to the Bylaws of Hartcourt. (1)

4.01 Articles of Amendment to Articles of Incorporation of Hartcourt regarding the Creation of Preferred Stock and the Statement of Rights and Preferences of Common stock, Original Preferred Stock and Class A Preferred Stock. (1)

4.02 Articles of Amendment of the Articles of Incorporation of The Hartcourt Companies, Inc., Designating Series A 9% Preferred Stock.

4.03 Articles of Amendment of Articles of Incorporation of The Hartcourt Companies, Inc. Designating Series B 9% Preferred Stock.

4.04 Certificate of Amendment of the Articles of Incorporation of The Hartcourt Companies, Inc. Designating Series C Preferred Stock.

4.05 Articles of Amendment of the Articles of Incorporation of The Hartcourt Companies, Inc. Designating Series D Preferred Stock.

10.01 Lease between Hartcourt and Larry M. Mitobe for Hartcourt's headquarters facility, dated April 9, 1996. (1)

10.02 Equipment Lease between Hartcourt USA and Anja Engineering Corporation, dated April 4, 1994. (1)

10.03 Stock Exchange Agreement between Hartcourt USA and Eastern Rochester, dated August 8, 1994. (1)

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

10.10 Sales Agreement, dated September 17, 1996, between The Hartcourt Companies, Inc. and Mandarin Overseas Investment Co., Ltd. (1)

10.11 Purchase and Sale Agreement, dated September 27, 1996, between The Hartcourt Companies, Inc. and CKES Acquisitions, Inc. (1)

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

10.16 Marketable Securities Agreement, dated July 31, 1997, between The Hartcourt Companies, Inc. and Capital Commerce, Ltd. (2)

10.17          Lease  Termination  Agreement,  dated  March  24,  1998,  between
               Hartcourt   Investment   (USA)   Corporation  and   Scripto-Tokai
               Corporation. (2)

10.17          Lease  Termination  Agreement,  dated  March  24,  1998,  between
               Hartcourt   Investment   (USA)   Corporation  and   Scripto-Tokai
               Corporation. (2)

10.18          Share  Purchase  Agreement  with  Enova  Holdings,   Inc.,  dated
               February 1, 1999, Exchange Agreement, dated March 23, 1999, and Distribution Agreement, dated March 24, 1999, File # 99579493.

10.19          Agreement with Beijing UAC Stock Trading Online Co., Ltd.

10.19.1 Financial Statements of Beijing UAC Stock Exchange Online Co., Ltd. for the period from October 18, 1999 (date of inception) to December 31, 1999

10.20          Agreement with GoCall.com

10.21          FTL Stock Purchase Agreement

10.22          Advisory Agreement and 1999 Stock Plan with NuVen Advisors,  Inc.
               and Hartcourt dated March 18, 1999, File No. 333-74933.

10.23 Consulting Agreement with Fred G. Luke, dba NuVen Advisors, File No. 99768860

10.24          Consulting Agreement with Archer & Weed, File No. 99768860

16.01          Resignation   by  Harlan  &  Boettger   LLP,   Certified   Public
               Accountants, dated October 18, 1999, File No. 99731003.

16.02 Amendment to resignation of Harlan & Boettger, LLP, Certified Public Accountants, dated December 6, 1999, File No. 99769229

23.01          Consent  of  Independent   Certified  Public  Accountants.   (BDO
               International)

23.02 Consent of Independent Certified Public Accountants. (Harlan & Boettger, LLP)

27.01 Financial Data Schedule. Pursuant to Rule 12b-32 under Securities and Exchange Act of 1934, as amended.

(1) Previously filed as an exhibit to Hartcourt's Form 10SB, File No. 97636406 and incorporated herein by reference.

(2) Previously filed as an exhibit to Hartcourt's 10-KSB, dated April 13, 1998, File No. 98592254 and incorporated herein by reference.

(3) Previously filed as an exhibit to Hartcourt's 10-KSB, dated April 15, 1997, File No. 97581142 and as amended by Hartcourt's Form 10-KSB40/A, dated July 3, 1997, File No. 97636294. Incorporate herein by reference.

(4) Previously filed as an exhibit to Hartcourt's Form 8-K, dated October 21, 1997, file No. 97698732 and as amended by Hartcourt's Form 8-K/A, dated October 27, 1997, File No. 97701302. Incorporated herein by reference.

(5) Previously filed as exhibit to Hartcourt's Form 8-K, dated November 12, 1997, File No. 97715149. Incorporated herein by reference.

Reports on Form 8-K:

(1) On October 18, 1999, Hartcourt filed a report on Form 8-K to disclose the resignation by Harlan & Boettger LLP, Certified Public Accountants, File No. 99731003. Incorporated herein by reference.

(2)      On December 6, 1999,  Hartcourt filed a report on Form 8-K/A concerning
         the   resignation  of  Harlan  &  Boettger,   LLP,   Certified   Public
         Accountants, File No. 99769229. Incorporated herein by reference.

(3) On December 8, 1999, Hartcourt filed a report on Form 8-K to disclose the resignations of Fred Luke and Jon L. Lawver Directors and Officers, File No. 99770546. Incorporated herein by reference.

(4) Appointment of BDO International, Certified Public Accountants, dated February 10, 2000, File No. 530104. Incorporated herein by reference.


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

                                        THE HARTCOURT COMPANIES, INC.



Date: April 14, 2000                    By:  /s/  Alan V. Phan
                                             ----------------------------------
                             Alan V. Phan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                         Date

/s/ Alan V. Phan
-----------------------------      Chairman of the Board,        April 14, 2000
Alan V. Phan                       President and Chief
                                   Executive Officer

/s/ Manu Ohri                      Executive Vice President      April 14, 2000
----------------------------       Finance, Chief Financial
Manu Ohri                          Officer, Treasurer and
                                   Director

/s/ Fred Cohn                      Secretary and Director        April 14, 2000
---------------------------------
Fred Cohn

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Reports ........................................F-2

Consolidated Financial Statements
     Balance Sheets as of December 31, 1999 and 1998 .................F-4
     Statements of Operations for the Years Ended
      December 31, 1999 and 1998 .....................................F-6
     Statements of Shareholders' Equity for the Years Ended
      December 31, 1999 and 1998 .....................................F-7
     Statements of Cash Flows for the Years Ended
      December 31, 1999 and 1998 .....................................F-8

Summary of Significant Accounting Policies ...........................F-10

Notes to Consolidated Financial Statements ...........................F-14

                          Independent Auditors' Report



The Board of Directors and Shareholders of
The Hartcourt Companies, Inc.


We have audited the accompanying consolidated balance sheet of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a negative working capital and needs to raise additional funds to accomplish its objectives. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/  BDO International
                                        --------------------------------------
                                             BDO International

Hong Kong
March 30, 2000

                          Independent Auditors' Report



To the Board of Directors and Shareholders of The Hartcourt Companies, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of The Hartcourt Companies, Inc. (a Utah corporation) and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/  Harlan & Boettger, LLP
                                        ---------------------------------------
                                             Harlan & Boettger, LLP

San Diego, California
March 6, 1999


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                    ---------------------------------
                                                                                             1998               1999
                                                                                    ---------------------------------

ASSETS

Current assets:
   Cash and cash equivalents                                                      $        18,834    $       331,057
   Accounts receivable, net of allowance of $167,497                                            -             37,626
   Inventory                                                                                    -            127,091
   Notes receivable (Note 3)                                                               91,523            228,800
   Prepaid expenses and other                                                              68,355            129,114
   Due from related parties (Note 4)                                                      142,522            108,222
                                                                                    --------------     --------------

Total current assets                                                                      321,234            961,910
                                                                                    --------------     --------------

Property and equipment, net (Note 5)                                                            -            815,085

Investments (Note 2)                                                                   11,030,000          5,554,644

Intangibles, net (Note 6)                                                                       -          2,206,033

Net assets of discontinued operations (Note 7)                                          6,939,611                  -
                                                                                    --------------     --------------

Total assets                                                                      $    18,290,845    $     9,537,672
                                                                                    --------------     --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $        40,635    $       152,709
  Deferred revenue                                                                              -             78,477
  Notes payable - current portion (Note 8)                                                 25,000            649,998
  Accrued expenses and other current liabilities (Note 10)                                 32,951          4,073,504
  Payables to related parties (Note 9)                                                  1,091,081          2,457,497
                                                                                    --------------     --------------

Total current liabilities                                                               1,189,667          7,412,185

Notes payable, net of current portion (Note 8)                                                  -            608,184
                                                                                    --------------     --------------

Total liabilities                                                                       1,189,667          8,020,369
                                                                                    --------------     --------------

Commitments and Contingencies (Notes 11 and 18)

Minority Interest (Note 2)                                                                      -            661,634




                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                    ---------------------------------
                                                                                             1998               1999
                                                                                    ---------------------------------

Shareholders' Equity
   Preferred Stock: (Note 12)
      Original preferred stock, $0.01 par value, 1,000
         authorized, issued and outstanding                                                    10                 10
      Series A, $1,000 stated value, 4,000 shares authorized,
         4,000 and 0 issued and outstanding at December 31,
         1998 and 1999                                                                  4,000,000                  -
      Series B, $1,000 stated value, 2,000 shares authorized,
         2,000 and 0 issued and outstanding at December 31,
         1998 and 1999                                                                  2,000,000                  -
      Series D, $1,000 stated value, 10,000 shares authorized,
         3,400 and 0 shares issued and outstanding at
         December 31, 1998 and 1999                                                     3,400,000                  -
      Series AB, $100 stated value, 25,000 shares authorized,
         4,050 and 0 issued and outstanding at December 31,
         1998 and 1999                                                                    405,000                  -
                                                                                    --------------     --------------

Total preferred stock                                                                   9,805,010                 10

Common stock, $0.001 par value, 50,000,000 shares authorized;
   19,954,382 shares and 23,832,152 shares issued and
   outstanding at December 31, 1998 and 1999                                               19,955             23,833
Stock subscription receivable                                                            (301,000 )                -
Treasury stock, at cost (24,364 shares and 1,524,364
  shares at December 31,  1998 and 1999)                                                 (279,928 )       (1,680,928 )
Additional paid-in capital                                                             33,257,835         38,895,860
Accumulated deficit                                                                   (25,400,694 )      (36,383,106 )
                                                                                    --------------     --------------

Total shareholders' equity                                                              7,296,168            855,669
                                                                                    --------------     --------------

Total liabilities and shareholders' equity                                        $    18,290,845    $     9,537,672
                                                                                    --------------     --------------


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the Years Ended December 31,
                                                                             ---------------------------------------
                                                                                   1998                  1999
                                                                             -----------------     -----------------

Net sales                                                                  $                -    $          378,677

Cost of sales                                                                               -                71,810
                                                                             -----------------     -----------------

Gross profit                                                                                -               306,867
                                                                             -----------------     -----------------

Operating expenses
   Selling, general and administrative                                              1,472,286             7,029,179
   Depreciation and amortization                                                            -                85,879

   Impairments (Note 2)                                                            11,770,913                     -

   Settlements, net (Note 2)                                                        1,212,327               384,013
                                                                             -----------------     -----------------

Total operating expenses                                                           14,455,526             7,499,071
                                                                             -----------------     -----------------

Loss from continuing operations before items below                                (14,455,526)           (7,192,204 )
                                                                             -----------------     -----------------

Other income (expense):
   Equity in earnings of affiliate                                                          -                (9,714 )
   Interest expense                                                                         -              (103,709 )
   Interest income                                                                          -                 4,130
   Other expense                                                                            -              (189,790 )
                                                                             -----------------     -----------------

Total other income (expense)                                                                -              (299,083 )
                                                                             -----------------     -----------------

   Loss from continuing operations before minority interest                       (14,455,526)           (7,491,287 )

Less:  Loss in subsidiary attributed to minority interest                                   -                57,388
                                                                             -----------------     -----------------

Loss before discontinued operations                                               (14,455,526)           (7,433,899 )

Discontinued operations:
   Loss from discontinued operations                                               (6,840,127)             (420,810 )
   Loss on disposal of discontinued operations                                              -                (7,759 )
                                                                             -----------------     -----------------


Net loss                                                                   $      (21,295,653)$          (7,862,468 )
                                                                             -----------------     -----------------

Basic and fully diluted loss per common share (Note 15)

   Loss from continuing operations                                         $            (0.80)$               (0.38 )
   Loss from discontinued operations                                                    (0.38)                (0.02 )
                                                                             -----------------     -----------------

   Loss per share                                                          $            (1.18)$               (0.40 )
                                                                             -----------------     -----------------

Weighted average number of shares outstanding                                      18,061,430            19,702,678
                                                                             -----------------     -----------------


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                  Common
                                                Common Stock              Preferred Stock         Additional       Stock
                                          -------------------------   -------------------------    Paid-In      Subscriptions
              Description                   Shares        Amount        Shares        Amount       Capital      Receivable
----------------------------------------  -----------   -----------   -----------   -----------   -----------   ------------

Balance - January 1, 1998                 16,441,739  $     16,442        11,900  $ 10,900,010  $ 31,083,604 $      (26,000 )

Sale of shares under Regulation S          2,000,000         2,000             -             -     1,123,002       (300,000 )
Stock subscriptions received                       -             -             -             -             -         25,000
Shares issued to employees and BOD           377,857           378             -             -       196,123              -
Shares issued for purchase of PPI              9,796            10             -             -        14,990              -
Shares issued for purchase of
  Elan Manufacturing                         724,990           725             -             -       615,516              -
Preferred stock redeemed for cash                  -             -        (1,300 )  (1,300,000 )           -              -
Preferred stock exchanged for common
  stock                                      200,000           200          (200 )    (200,000 )     199,800              -
Shares issued to investors                   200,000           200             -             -        24,800              -
Preferred stock dividend                           -             -         4,050       405,000             -              -
Net loss                                           -             -             -             -             -              -
                                          -----------   -----------   -----------   -----------   -----------   ------------

Balance - December 31, 1998               19,954,382        19,955        14,450     9,805,010    33,257,835       (301,000 )

Shares issued to investors                   700,000           700             -             -       899,300              -
Sale of shares to directors                  118,110           118             -             -       149,882              -
Shares issued upon exercise of options     1,000,000         1,000             -             -     1,249,000              -
Shares issued upon exercise of options
  by director                              1,000,000         1,000             -             -     1,279,000              -
Stock subscriptions rescinded                      -                                                       -        301,000
Shares redeemed in connection with
  sale of ECS                             (2,000,000 )      (2,000 )      (3,400 )  (3,400,000 )  (1,248,000 )            -
Shares redeemed in connection with
  litigation settlement                   (1,000,000 )      (1,000 )     (10,050 )  (6,405,000 )    (624,000 )            -
Shares issued to directors and
  employees for services                     910,833           911             -             -     1,003,134              -
Shares issued upon exercise of warrants    1,014,674         1,015             -             -        60,614              -
Shares issued in connection with FTL
  acquisition                              1,500,000         1,500             -             -     1,399,500              -
Shares issued for services                   394,153           394             -             -       340,829              -
Shares issued to related party in
  settlement of debt                         100,000           100             -             -     1,074,900              -
Shares issued in settlement of debts         140,000           140             -             -        53,866              -
Dividend of Enova common stock to
  shareholders (Notes 2 and 7)                     -             -             -             -             -              -

Net loss                                           -             -             -             -             -              -
                                          -----------   -----------   -----------   -----------   -----------   ------------

Balance - December 31, 1999               23,832,152  $     23,833         1,000  $         10  $ 38,895,860  $           -
                                          -----------   -----------   -----------   -----------   -----------   ------------


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                           Treasury Stock                          Total
                                        ----------------------    Accumulated    Shareholders'
              Description                Shares       Amount       Deficit        Equity
--------------------------------------- ---------    ---------    -----------    ------------

Balance - January 1, 1998                 24,364   $ (279,928)$   (3,835,041)$   37,859,087

Sale of shares under Regulation S              -            -              -        825,002
Stock subscriptions received                   -            -              -         25,000
Shares issued to employees and BOD             -            -              -        196,501
Shares issued for purchase of PPI              -            -              -         15,000
Shares issued for purchase of
  Elan Manufacturing                           -            -              -        616,241
Preferred stock redeemed for cash              -            -              -     (1,300,000)
Preferred stock exchanged for common
  stock                                        -            -              -              -
Shares issued to investors                     -            -              -         25,000
Preferred stock dividend                       -            -       (270,000 )      135,000
Net loss                                       -            -     (21,295,653)   (21,295,65)
                                        ---------    ---------    -----------    ----------

Balance - December 31, 1998               24,364     (279,928 )   (25,400,694)   17,101,178

Shares issued to investors                     -            -              -        900,000
Sale of shares to directors                    -            -              -        150,000
Shares issued upon exercise of options         -            -              -      1,250,000
Shares issued upon exercise of options
  by director                                  -            -              -      1,280,000
Stock subscriptions rescinded                  -            -              -        301,000
Shares redeemed in connection with
  sale of ECS                                  -            -              -     (4,650,000)
Shares redeemed in connection with
  litigation settlement                        -            -              -     (7,030,000)
Shares issued to directors and
  employees for services                       -            -              -      1,004,045
Shares issued upon exercise of warrants        -            -              -         61,629
Shares issued in connection with FTL
  acquisition                           1,500,000    (1,401,00)            -              -
Shares issued for services                     -            -              -        341,223
Shares issued to related party in
  settlement of debt                           -            -              -      1,075,000
Shares issued in settlement of debts           -            -              -         54,006
Dividend of Enova common stock to
  shareholders (Notes 2 and 7)                 -            -     (3,119,944 )   (3,119,944)

Net loss                                       -            -     (7,862,468 )   (7,862,468)
                                        ---------    ---------    -----------    ----------

Balance - December 31, 1999             1,524,364  $(1,680,92)$  (36,383,106 )$     855,669
                                        ---------    ---------    -----------    ----------


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                                       F-7A


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash                                                  For the Years Ended December 31,
                                                                          ---------------------------------------
                                                                                1998                  1999
                                                                          -----------------     -----------------

Cash flows from operating activities:
   Net loss                                                             $      (21,295,653 )  $       (7,862,468 )
   Adjustments to reconcile net loss to net cash used in operating activities:
       Loss on discontinued operations                                                   -               420,810
       Loss on disposal of discontinued operations                                       -                 7,759
       Loss on sale of equipment                                                    70,419                     -
       Write down on note receivable                                             1,043,795               576,775
       Depreciation                                                                405,481                29,314
       Amortization                                                                411,928                56,565
       Allowance for doubtful accounts                                             (27,003 )                   -
       Impairments                                                              17,231,138                     -
       Forgiveness of debt                                                         (90,000 )                   -
       Minority interest in loss of subsidiaries                                         -               (47,674 )
       Stock issued for services                                                   196,501             2,125,268
       Inventory valuation                                                          50,000                     -
       Settlements                                                               1,212,327               384,013
       Changes in operating assets and liabilities:
         Accounts receivables                                                     (731,054 )             (26,314 )
         Inventory                                                                 923,046                (3,897 )
         Prepaid expenses and other                                                 13,938               (64,559 )
         Accounts payable and accrued expenses                                    (758,243 )           4,186,927
         Payable to Mexican affiliate                                              130,630                     -
         Deferred revenue                                                                -               (21,737 )
         Other liabilities                                                         (95,996 )                   -
                                                                          -----------------     -----------------

Net cash used by operating activities                                           (1,308,746 )            (239,218 )
                                                                          -----------------     -----------------

Cash flows from investing activities:
   Purchase of property and equipment                                             (329,570 )              (2,572 )
   Proceeds on sale of equipment                                                     3,000                     -
   Proceeds on sale of marketable securities                                       595,573                     -
   Proceeds on notes receivable                                                    206,622                     -
   Payments on acquisitions                                                       (462,543 )          (1,405,590 )
                                                                          -----------------     -----------------

Net cash provided by (used in) investing activities                                 13,082            (1,408,162 )
                                                                          -----------------     -----------------



                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended December 31,
                                                                          ---------------------------------------
                                                                                1998                  1999
                                                                          -----------------     -----------------

Cash flows from financing activities:
   Common stock subscriptions                                                      (15,000 )                   -
   Payments on loans to related parties                                                  -                     -
   Proceeds from issuance of common stock                                          875,002               (32,439 )
   Net proceeds from line of credit                                              1,302,609               699,007
   Payments on loans from shareholders                                            (209,509 )                   -
   Payments on capital lease obligations                                          (226,045 )                   -
   Payments on long-term debt                                                     (617,207 )                   -
   Proceeds from issuance of long-term debt                                      1,792,579               (33,342 )
   Proceeds on exercise of options and warrants                                          -             1,326,377
   Redeemed preferred stock                                                     (1,300,000 )                   -
                                                                          -----------------     -----------------

Net cash provided by financing activities                                        1,602,429             1,959,603
                                                                          -----------------     -----------------

Net increase in cash                                                               306,765               312,223

Cash in discontinued operations                                                   (365,619 )                   -

Cash and cash equivalents, beginning of period                                      77,688                18,834
                                                                          -----------------     -----------------

Cash and cash equivalents, end of period                                $           18,834    $          331,057
                                                                          -----------------     -----------------


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements for 1998 include the accounts of The Hartcourt Companies, Inc. and its wholly-owned subsidiaries; Hartcourt Pen Factory, Inc. and Hartcourt Investments (USA), Inc., which includes the accounts of Pego Systems, Inc., and Electronic Components and Systems, Inc. These subsidiaries were disposed of during 1999.

The accompanying consolidated financial statements for 1999 include the accounts of The Hartcourt Companies, Inc. and its 58.53% owned subsidiary, Financial Telecom Limited (see Note 2). Financial Telecom Limited is located in Hong Kong. For purposes of these consolidated financial statements The Hartcourt Companies, Inc. and its subsidiary will be referred to collectively as "the Company." All material intercompany transactions and balances have been eliminated. The Company also has a 35% ownership interest in Beijing UAC Stock Exchange Online Co., Ltd. (see Note 2), which is accounted for using the equity method.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable

In the normal course of business, the Company extends unsecured credit to customers located in Hong Kong. Credit is extended based on an evaluation of the customer's financial condition. The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the reporting period.

Inventory

Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost or estimated fair market value on the date of acquisition. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis ranging from five to forty years. The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions.

Intangibles

Goodwill and other intangible assets are amortized on the straight-line over the estimated future periods to be benefited. Goodwill, the excess of the Company's purchase price over the fair value of the net assets acquired, is amortized over 10 years.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currencies

Assets and liabilities denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese Renminbi into U.S. dollars. Translation gains and losses resulting from changes in the exchange rate are deferred and are shown as a separate component of shareholders' equity when material. Transaction gains and losses are included in the determination of net loss for the period.

Accounting for Business Combinations

The acquisitions were recorded as purchases in accordance with Accounting Principle Board Opinion No. 16 (APB No. 16) "Business Combinations", and the purchase prices were allocated to the assets acquired, and liabilities assumed based upon their estimated fair value at the purchase date. The excess purchase price over the net asset value has been recorded as goodwill and is included in intangibles in the accompanying balance sheet. The operating results of the acquired entities are included in the Company's consolidated financial statements from the dates of acquisition.

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

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

The  carrying  amounts  of  financial   instruments   including  cash  and  cash
equivalents and accounts payable approximate fair value because of their short maturity.

The carrying amount of long-term debt approximates fair value because the interest rates on these instruments approximate the rate the Company could borrow at December 31, 1999.

The fair value of notes receivable and loans from related parties cannot be determined due to their related party nature.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss Per Share

The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. Since the Company incurred losses in 1998 and 1999, basic and diluted per share amounts are the same.

For the year ended December 31, 1999, potential common stock representing 400,000 outstanding stock options and 450,000 outstanding warrants are not included since their effect would be anti-dilutive.

Stock-Based Compensation

The Company has adopted a method of accounting for stock-based compensation plans as required by Statement of Financial Accounting Standard No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation". SFAS No. 123 allows for two methods of valuating stock-based compensation. The first method allows for the continuing application of Accounting Principle Board Opinion No. 25 (APB No. 25) in measuring stock-based compensation, while complying with the disclosure requirements of SFAS No. 123. The second method uses an option pricing model to value stock compensation and record as such within the consolidated financial statements. Under both methods, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Such cost is charged to operations. The Company will continue to apply APB No. 25, while complying with SFAS No. 123 disclosure requirements.

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

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Accordingly, based on these evaluations, management has adjusted the carrying value of investments and goodwill in 1998 and 1999.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from product sales are recognized upon shipment. Revenue from service obligations is deferred and recognized when the services are provided.

Reclassification

Certain 1998 amounts have been reclassified to conform to the 1999 consolidated financial statement presentation. These reclassifications have no effect on previously reported net loss.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--Organization

Organization and Going Concern

The Hartcourt Companies, Inc. ("Company" or "Hartcourt") was incorporated in Utah in September 1983. Currently, Hartcourt is involved in Internet joint ventures in Asia to facilitate the expansion of China's first commercial e-trade financial network and wireless Internet Service Provider services. Hartcourt's goal is to create a financial portal in the Chinese market through the combined services of Beijing-based UAC Stock Exchange Online Ltd. ("UAC") of which Hartcourt owns 35%, and Hong Kong based Financial Telecom Ltd. ("FTL"), of which Hartcourt owns a 58.53%.

As shown in the accompanying financial statements, the Company incurred net losses of $7,862,468 and $21,295,653 for the years ended December 31, 1999 and 1998, respectively. Additionally, the Company's current liabilities exceeded its current assets by $6,450,275 at December 31, 1999. These factors, as well as negative cash flows from operations, the Company's inability to meet debt obligations, and the need to raise additional funds to accomplish its objectives, create substantial doubt about the Company's ability to continue as a going concern.

As discussed in Note 2, the Company has taken certain restructuring steps, which in the opinion of management, will provide the necessary capital to continue its operations. These steps included: 1) the settlement of certain matters of litigation and disputes; 2) exchange of its interests in Peony Gardens for investment securities; which were subsequently exchanged for the investment in GoCall Inc.; 3) completed a private placement with PYR Management, LLC and received $2,743,000 on January 27, 2000 (Note 18); 4) signed a Investment Agreement with Swartz Private Equity, LLC, which agreed to purchase from time to time, up to $35,000,000 Hartcourt shares of common stock. The Investment Agreement with Swartz is still subject to the approval of SEC (Note 11).

The ability of the Company to continue as a going concern is dependent on its success in fulfilling its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2-- Investments and Business Acquisitions

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

Under the deposit method of accounting in accordance with SFAS No. 66, the promissory note for $12 million was being deferred until the complete consummation of the Peony Gardens sale. Additionally, the 4 million shares of common stock was recorded as a deposit at December 31, 1998. At December 31, 1997, the construction of the complex was halted due to the downturn in the economy in Asia. The Company had the unilateral option of extending the date for completion of the contract or rescinding the purchase contract.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-- Investments and Business Acquisitions (Continued)

On March 15, 1999, Hartcourt entered into an exchange agreement with Dragon King Investment Services, Inc. ("Dragon King"), a wholly-owned subsidiary of NuOasis, pursuant to which Hartcourt agreed to assign its rights under the Purchase and Sale Agreement dated August 8, 1996 and any and all of its interest in the Peony Gardens development located in a suburb of Beijing City, China for investment securities valued at $10 million. Due to restrictions on the ability to trade the investment securities received, Hartcourt recorded an impairment of $5,000,000 as of December 31, 1998. Subsequent to the transaction, the CEO of Dragon King became a director of the Company.

On December 23, 1999, Hartcourt entered into an exchange agreement with GoCall, Inc., ("GoCall"), pursuant to which GoCall agreed to exchange 1,000,000 shares of its Convertible Preferred Stock (par value $5.00), convertible into 10 shares of Common Stock (Restricted under Rule 144 for 12 months) for each share of Convertible Preferred Share, for all of the marketable securities received by Hartcourt from Dragon King, valued at approximately $5.2 million. In addition, the Company has the option to appoint three of the five directors to the GoCall Board. As part of the exchange of the securities with GoCall, Hartcourt withheld marketable securities - 192,000 shares of common stock of ECS, valued at $196,358 at the date of closing on December 29, 1999. The amount is recorded as a payable to GoCall at December 31, 1999. Due to the GoCall shares being restricted, the Company recorded a loss on the settlement of the transaction of $2.5 million as of December 31, 1999. The Company also recorded a loss on the transaction of approximately $200,000, which is included in selling, general and administrative expenses. The Company has not appointed any directors as of the date of this report.

Investment in Alaskan Gold Mines

On September 17, 1996, the Company purchased a 50% interest in 68 gold mining claims encompassing 320 acres of land in the state of Alaska for $6 million. The purchase was made by issuing 1,298,700 shares of the Company's common stock. Under the deposit method of accounting in accordance with SFAS No. 66, the 1,298,700 shares of common stock was recorded as a deposit at December 31, 1998 pending a formal geological survey of the land. In March 1999, the Company entered into a rescission and settlement agreement with Capital, Mandarin and Promed whereby, Mandarin and Promed returned 1.3 million shares of Hartcourt common stock in exchange for the return of the interest in the claims. The net result of the above transaction and the transactions below with Capital, Mandarin and Promed resulted in an impairment to the assets at December 31, 1998 of $4,838,413.

Marketable Securities

On July 31, 1997, the Company entered into an agreement with Capital Commerce, Ltd. (Capital) whereby Capital agreed to provide the Company $6,000,000 in free trading securities for the purchase of Pego Systems, Inc. ("Pego") and the formation of Electronic Components and Systems, Inc. ("ECS"). The agreement stipulated that should the value of the stock received by the Company decrease, Capital shall compensate the Company for such reduction by issuing additional shares to equate to the total value of $6,000,000. In consideration for the $6,000,000 in securities, the Company issued to Capital $4,000,000 in Series A and $2,000,000 in Series B, both 9% convertible preferred stock (Note 12). Dividends are declared and paid monthly at 9% per annum. Terms of this agreement

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-- Investments and Business Acquisitions (Continued)

are over a ten year period. Due to the Company's inability to sell these marketable securities, in March 1999, the Company entered into a rescission and settlement agreement with Capital, Mandarin and Promed whereby Capital returned all $4,000,000 of outstanding Series A and $2,000,000 of Series B convertible preferred stock, plus the AB preferred stock issued by the Company as dividends. The Company returned all unsold marketable securities with a book value of $4,894,393, assigned a 7.35% ownership interest in ECS and issued 1.9 million shares of the Company's common stock to an agent of Capital, who then assigned
1.3 million shares to Mandarin and Promed and assigned 600,000 shares to Pacific Rim. Pacific Rim returned the shares to the Company in settlement of a subscription receivable balance. The remaining balance of prepaid commissions in conjunction with the original securities exchange totaling $547,557 were written off in 1998. The Company recorded a settlement loss of $376,906 in 1999 in connection with this transaction.

Purchase of Pego Systems, Inc.

On October 3, 1997, the Company purchased all the outstanding shares of Pego Systems, Inc. (Pego). Payment terms of the transaction included a cash payment of $500,000, the issuance of $450,000 of restricted common stock and 1,500 shares or $1,500,000 of Series C Redeemable Preferred Stock. (Note 12). Included in the acquisition price is a covenant not-to compete. The excess purchase price over the fair value of the net assets of $1,326,083 was recorded as goodwill. In 1998, the Company redeemed the Series C Preferred Stock.

Purchase of Electronic  Components  and Systems,  Inc. and Pruzin  Technologies,
Inc.

On October 28, 1997, the Company acquired Electronic Components and Systems, Inc. (ECS) and Pruzin Technologies, Inc. through a tax-free reorganization. The Company paid $250,000 in cash, issued a note for $250,000, issued 3,400 shares of Series D 9% Convertible Preferred Stock (Note 12) and 2,500,000 shares of common stock. The excess purchase price over the fair value of the net assets of $8,010,307 was recorded as goodwill.

On October 21, 1998, James Pruzin, the selling shareholder and President of ECS, formally requested a rescission of the October 28, 1997 acquisition, whereby, the Company, through a wholly owned subsidiary, acquired ECS and Pruzin Technologies, Inc. Mr. Pruzin alleged that he was authorized to request rescission of the original transaction based on an alleged breach of the acquisition agreement by the Company which the Company denied. On November 10, 1998, the Company and Mr. Pruzin entered into a memorandum of understanding, whereby, he could reacquire ECS from the Company by returning all Hartcourt common and preferred stock originally issued to him, making payment of $1,850,000 to the Company during 1999, negotiate the return of Company's common stock issued in the acquisition of Elan Manufacturing, Inc., and issue to the Company a promissory note for $400,000 amortized over five years with monthly payments beginning in 2000.

Subsequently, Mr. Pruzin was unable to meet the terms of the memorandum of understanding and entered into new negotiations with the Company. The Company and Mr. Pruzin reached an agreement whereby Mr. Pruzin returned to the Company 2,000,000 shares of Hartcourt common stock representing 80% of the amount originally issued, and 3,400 shares of Series D preferred stock. The Company assigned to Mr. Pruzin a 30% ownership interest in ECS and reserved the right to purchase 500,000 shares of Hartcourt common stock held by Mr. Pruzin at $1 per share. As of December 31, 1999, the Company has not exercised its right to purchase the shares. The Company recorded a settlement gain of $3,146,302 in connection with this transaction during 1999.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-- Investments and Business Acquisitions (Continued)

Purchase of Elan Manufacturing, Inc.

On August 24, 1998, the Company through its ECS subsidiary, purchased all outstanding shares of Elan Manufacturing, Inc. (Elan). Payment terms of the transaction included issuance of 724,990 shares of Hartcourt common stock with a guaranteed value of $.85 per share for total consideration of $616,240. The excess purchase price over the fair value of the net assets which totaled $892,642 was recorded as goodwill.

Purchase of Pacific Pneumatics, Inc.

On August 6, 1998, the Company through its Pego subsidiary, purchased all outstanding shares of Pacific Pneumatics, Inc. (Pacific). Payment terms of the transaction included $200,000 of cash and 9,796 shares of Company common stock valued at $15,000. Included in the acquisition price was a covenant not-to compete. The excess purchase price over the fair value of the net assets which totaled $442,543 was recorded as goodwill.

Purchase of Assets of SM Technology, Inc.

On December 17, 1998, the Company through its ECS subsidiary, purchased a book of business from SM Technology, Inc. (SM) in exchange for cash in the amount of $10,001 and a note payable due to the majority shareholder of SM in the amount of $350,000. The value of the intangible assets at the acquisition date was $10,001. The excess purchase price over the fair value of the assets which totaled $350,000 was recorded as goodwill.

Enova Holdings, Inc.

Effective February 1, 1999, pursuant to a Share Purchase Agreement, the Company acquired one (1) share of common stock of Enova Holdings, Inc., a Nevada corporation (Enova) representing 100% of the total issued and outstanding capital stock of Enova, making Enova a wholly-owned subsidiary. Effective March 1, 1999, the Company and Enova executed an Exchange Agreement (the "Enova
Agreement") whereby, the Company exchanged all of its ownership in two subsidiaries, Pego and ECS, collectively, the "subsidiaries", for 5,213,594 additional shares of common stock of Enova. On March 24, 1999, the Company entered into a Distribution Agreement pursuant to which the Company agreed to distribute to all shareholders of record of The Hartcourt Companies, Inc. on March 31, 1999, all of the 5,213,595 shares of common stock of Enova and to file, within a reasonable period of time following such distribution, a Registration Statement on Form 10-SB to cause the distributed shares of Enova to be registered under the Securities Exchange Act of 1934. As a result of the Share Purchase Agreement, the Enova Agreement and the Distribution Agreement, each shareholder of record of the Company on March 31, 1999 received one (1) share of Enova for every four (4) shares owned of the Company. Following the distribution of the Enova shares, both the Company and Enova will continue to operate as separate companies. However, the Board of Directors of Enova includes directors from Hartcourt.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-- Investments and Business Acquisitions (Continued)

Purchase of Financial Telecom Limited (Note 6)

On August 17, 1999, Hartcourt entered into a stock purchase agreement with FTL, to purchase 4,964,990 shares of common capital stock, representing 58.53% of the total common capital stock outstanding. The purchase price was agreed to be HK$4.713 per share for a total consideration of HK$23.4 million or US$3.0 million, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999 with Hartcourt making cash payments amounting to $801,860, issuing 1,500,000 shares of its common stock and recording a payable of $797,140. The stock purchase agreement required a post-closing adjustment for any deficiency to be paid to FTL in the event the final closing net worth as of the closing date shall be more than $5,000 over and above the net worth reported on February 28, 1999 in calculating the purchase price. As a result of the post-closing adjustment, the purchase price was revised to HK$25,563,842 or US$3,277,412. At December 31, 1999, Hartcourt recorded the increase in purchase price as a result of the post-closing adjustment as an additional amount payable to FTL.

Investment in Beijing UAC Stock Exchange Online Co. Ltd.

On June 20, 1999, Hartcourt entered into an agreement with Beijing UAC Stock Trading Online Co. Ltd. ("UAC Stock") to form a joint venture company under the laws of the People's Republic of China. The name of the joint venture company is Beijing UAC Stock Exchange Online Co. Ltd. ("UAC"). Under the terms of the agreement, for a 35% interest in UAC, Hartcourt agreed to invest $1.0 million in UAC, pay $1.7 million to the owners of UAC Stock and transfer 1,000,000 common shares of Hartcourt to UAC, of which 200,000 common shares are to be used to pay UAC Stock for an existing loan to the owner of UAC Stock of $200,000 and 800,000 common shares to be recorded as loan from Hartcourt to UAC. On August 9, 1999, Hartcourt and UAC agreed to convert the loan of $200,000 into an option to purchase an additional 15% interest in UAC from UAC Stock. The option to convert the loan into an additional 15% interest in UAC is contingent upon Chinese laws and regulations governing foreign ownership of Chinese companies. As of December 31, 1999, Hartcourt has not exercised its option to convert the loan for the additional 15% interest in UAC and Harcourt has not issued any of the 1,000,000 shares. Additionally, the Company has payables in the amount of $87,112 to UAC and $1,868,000 to the owner of UAC Stock as of December 31, 1999.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2-- Investments and Business Acquisitions (Continued)


The following is a summary of investments at December 31, 1998 and 1999:

                                                                             December 31,          December 31,
                                                                                 1998                  1999
                                                                           -----------------      ----------------

Investment in GoCall                                                     $                -     $       2,500,000
Investment in UAC                                                                         -             2,858,286
Marketable securities                                                             4,894,393               196,358
Peony Gardens                                                                    11,932,500                     -
Alaskan Gold Mines                                                                5,974,020                     -
                                                                           -----------------      ----------------

Balance                                                                          22,800,913             8,054,644
                                                                           -----------------      ----------------

Impairments
     Peony Gardens                                                               (6,932,500 )                   -
     Alaskan Gold Mines                                                          (4,838,413 )                   -
                                                                           -----------------      ----------------

Total impairments                                                               (11,770,913 )                   -
                                                                           -----------------      ----------------

Balance                                                                  $       11,030,000     $       5,554,644
                                                                           -----------------      ----------------

The following is a summary of the settlement (gain) loss at December 31, 1998 and 1999:


                                                                             December 31,          December 31,
                                                                                 1998                  1999
                                                                           -----------------      ----------------

American Equities (Note 11)                                              $          664,770     $         653,409
Capital, Mandarin and Promed (Note 2)                                               547,557               376,906
GoCall (Note 2)                                                                           -             2,500,000
Pruzin (Note 2)                                                                           -            (3,146,302 )
                                                                           -----------------      ----------------

Total                                                                    $        1,212,327     $         384,013
                                                                           -----------------      ----------------

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--NOTES RECEIVABLE

Notes receivable consist of the following:


                                                                             December 31,          December 31,
                                                                                 1998                  1999
                                                                           -----------------      ----------------

Note receivable from former attorney Kevin Quinn, interest at 9% per annum; due on demand; secured by real estate.  Included in the balance is accrued interest of $8,871 at December 31, 1999 and
    1998.  The note has been fully impaired at December 31, 1999.        $           91,523     $               -

Note receivable from American Equities, non-interest bearing,
    payable upon demand; unsecured.                                                       -               225,000

Note receivable from individual, non-interest bearing, payable upon
    demand; unsecured.                                                                    -                 3,800
                                                                           -----------------      ----------------

Total                                                                    $           91,523     $         228,800
                                                                           -----------------      ----------------


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-- Related Party Transactions

Related party loans receivable consist of the following:


                                                                             December 31,          December 31,
                                                                                 1998                  1999
                                                                           -----------------      ----------------

Loan to officer of Hartcourt, non-interest bearing; due on demand;
    unsecured.                                                           $          142,522     $          58,222

Note receivable from Pego Systems, non-interest bearing, payable
    upon demand; unsecured.                                                               -                50,000
                                                                           -----------------      ----------------

Total                                                                    $          142,522     $         108,222
                                                                           -----------------      ----------------

During 1998, the Company issued 377,857 shares of common stock valued at $196,501 to employees and the Board of Directors of the Company. The common stock was valued at the fair market value of the stock on the date of issuance and the amount was charged to operations.

During 1999, the Company issued 910,833 shares of common stock valued at $1,004,045 to employees and the Board of Directors of the Company. The common stock was valued at the market price of the stock on the date of the Board of Directors minutes and the amount was charged to operations.

During 1999, the Company issued 1,000,000 options to a director with an exercise price of $0.50. The market price at the date of issuance was $1.28. The difference of $780,000 was charged to operations. The options were exercised in 1999.

During 1999, the Company issued 100,000 restricted common shares to Enova to satisfy its debt to Pego Systems of $1,058,642 and in exchange for 35,000 common shares of ECS.

NOTE 5-- Property and Equipment

Property and equipment are summarized as follows:


                                                                                                   December 31,
                                                                                                       1999
                                                                                                  ----------------

Computer and transmission equipment                                                             $       2,508,986
Building                                                                                                  459,237
Furniture and fixtures                                                                                    158,589
Office equipment and computers                                                                            576,663
Leasehold improvements                                                                                     17,192
                                                                                                  ----------------
                                                                                                        3,720,667

Less accumulated depreciation and amortization                                                         (2,905,582 )
                                                                                                  ----------------
Property and equipment, net
                                                                                            $             815,085
                                                                                                  ----------------


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-- Intangibles

Intangibles are summarized as follows:


                                                                                                   December 31,
                                                                                                       1999
                                                                                                  ----------------

Goodwill - FTL                                                                                  $       2,262,598

Less accumulated amortization                                                                             (56,565 )
                                                                                                  ----------------

Intangibles, net                                                                                $       2,206,033
                                                                                                  ----------------

Goodwill consists of amounts paid in excess of the fair value of the net assets in the acquisitions.

Consideration paid for FTL:


                                                                                                   October 4,
                                                                                                       1999
                                                                                                  ----------------

Cash                                                                                            $       1,638,706

Hartcourt common shares                                                                                 1,638,706
                                                                                                  ----------------

                                                                                                $       3,277,412
                                                                                                  ----------------

Fair value of net assets received:

                                                                                                   October 4,
                                                                                                       1999
                                                                                                  ----------------


Cash                                                                                            $       1,096,036
Accounts receivable and prepaids                                                                        1,160,414
Inventory                                                                                                 123,194
Investment                                                                                              1,401,000
Property and equipment, net                                                                               841,827
Accounts payable and accruals                                                                            (994,511 )
Other receivables                                                                                      (1,894,123 )
                                                                                                  ----------------

                                                                                                        1,733,837
Minority interest                                                                                        (719,023 )
                                                                                                  ----------------

                                                                                                        1,014,814
                                                                                                  ----------------

Goodwill                                                                                                2,262,598
                                                                                                  ----------------

                                                                                                $       3,277,412
                                                                                                  ----------------

Pro forma unaudited information assuming the acquisition of FTL had occurred as of January 1, 1998, is not provided as the proforma amounts would not be significantly different than the Company's historical results.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--DISCOUNTINUED OPERATIONS

During March 1999, the Company disposed of Hartcourt Investments and Hartcourt Pen and spun-off Pego and ECS, the "subsidiaries." As a result the Company recorded a loss of $7,759 in connection with the disposal of Hartcourt Investments and Hartcourt Pen and a dividend of $3,119,944 in connection with the spin-off of Pego and ECS (Note 2). The results of operations for 1998 and the first two months of 1999 of the subsidiaries have been classified as discontinued operations in the financial statements.

Information relating to the operations of the subsidiaries for the years ended December 31, 1998 and 1999 are as follows:


                                                                                                     Two Months
                                                                                                       Ended
                                                                                                    February 29,
                                                                                 1998                   1999
                                                                           -----------------      -----------------

Net revenue                                                              $       23,282,452     $        2,822,596
Expenses                                                                         30,122,579              3,243,406
                                                                           -----------------      -----------------

Loss from discontinued operations                                                (6,840,127 )
                                                                         $                  $             (420,810 )
                                                                           -----------------      -----------------

The assets and liabilities of the subsidiaries have been reclassified as net assets of discontinued operations and are in the accompanying consolidated balance sheet as of December 31, 1998 as follows:

         Assets
              Cash                                                       $         365,619
              Accounts receivable                                                3,175,305
              Inventory                                                          2,613,560
              Notes receivable                                                      10,000
              Prepaid expenses                                                      44,713
              Due from related parties                                              33,385
              Property and equipment                                             4,262,120
              Intangibles                                                        5,198,033
              Other assets                                                          18,423
                                                                           ----------------

         Total                                                                  15,721,158
                                                                           ----------------

         Liabilities
              Accounts payable and accrued liabilities                           3,150,566
              Line of credit                                                     1,502,609
              Notes payable                                                      2,449,630
              Capital lease obligations                                          1,070,964
              Payables to related parties                                          607,778
                                                                           ----------------

         Total liabilities                                                       8,781,547
                                                                           ----------------

         Net assets                                                      $       6,939,611
                                                                           ----------------

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8-- Notes Payable

Notes payable are summarized as follows:


                                                                             December 31,          December 31,
                                                                                 1998                  1999
                                                                           -----------------      ----------------

Note payable, bank, monthly principal and interest payments of
    $8,413 including interest at the bank's prime rate plus 2.5% per annum, 11% at December 31, 1999; due May 2009; secured by
    building                                                             $                -     $         619,183

Trade facilities, bank, monthly interest payments at the bank's prime rate plus 4.5% per annum, 13% at December 31, 1999;
    secured by substantially all assets of FTL with a personal
    guarantee from a shareholder                                                          -               576,362

Note payable, bank, monthly principal and interest payments of $851 including interest at the bank's prime rate plus 2.5% per annum,
    11% at December 31, 1999; due August 2001, secured by building                        -                62,637

Other                                                                                25,000                     -
                                                                           -----------------      ----------------

                                                                                     25,000             1,258,182

Less current portion                                                                (25,000 )            (649,998 )
                                                                           -----------------      ----------------

Notes payable, net of current portion                                    $                -     $         608,184
                                                                           -----------------      ----------------

The following is a summary of principal maturities of notes payable:


Year ending December 31,                                                        Amount
                                                                           -----------------

         2000                                                            $          649,998
         2001                                                                        46,067
         2001                                                                        51,525
         2002                                                                        57,630
         2003                                                                        64,458
         Thereafter                                                                 388,504
                                                                           -----------------

         Total                                                           $        1,258,182
                                                                           -----------------

The Company was delinquent on payments of the notes payable at December 31, 1999.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9-- PAYABLES TO RELATED PARTIES

Payables to related parties are summarized as follows:


                                                                             December 31,          December 31,
                                                                                 1998                  1999
                                                                           -----------------      ----------------

Payable to owner of UAC                                                  $                -     $       1,868,000
Payable to UAC                                                                            -                87,112
Payable to shareholder of FTL                                                             -               502,385
Payable to Pego                                                                     991,081                     -
Payable to shareholder                                                              100,000                     -
                                                                           -----------------      ----------------

Total                                                                    $        1,091,081     $       2,457,497
                                                                           -----------------      ----------------

NOTE 10-- Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:


                                                                             December 31,          December 31,
                                                                                 1998                  1999
                                                                           -----------------      ----------------

Accrued wages                                                            $                -     $       3,379,788
Accrued brokers fees                                                                      -                57,000
Accrued professional fees                                                                 -               159,851
Other current liabilities                                                            32,951               476,865
                                                                           -----------------      ----------------

                                                                         $           32,951     $       4,073,504
                                                                           -----------------      ----------------

NOTE 11-- Commitments and Contingencies

Operating Leases

The Company leases its facilities under long-term, non-cancelable lease agreements expiring at various dates through June 2004. The noncancelable operating lease agreements provide that the Company pays property taxes, insurance and certain operating expenses applicable to the leased premises. Rent expense for the years ended December 31, 1999 and 1998 was $105,611 and $48,842, respectively.

The future minimum annual lease payments required under the operating leases are as follows:

 Year Ending December 31,

      2000                                    $      84,020
      2001                                           84,020
      2002                                           61,894
                                                ------------

 Total future lease payments                  $     229,934
                                                ------------

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11-- Commitments and Contingencies (Continued)

Employment Agreement

The Company is obligated under an employment contract with its chief executive officer ("Executive") to provide salary, bonuses, and other fringe benefits through December 31, 2001. The term of the contract will be automatically extended for an additional term of three (3) years, unless the Company or the Executive gives a written notice to the other party at least 90 days before the expiration of the term remaining. Minimum salary payments under the contract currently amount to $250,000 per year. Payments to the Executive will be made in equal monthly installments. In the event the Company does not have sufficient cash flow to pay compensation, the Executive will accept Hartcourt's restricted common shares for the same amount of compensation, share price to be calculated at 50% of the market trading bid price on January 1st of the year of employment.

Compensation expense reflected in the accompanying financial statements amounted to $3,379,788 and $200,000 for the years ended December 31, 1999 and 1998, respectively. The Company issued 213,333 restricted common shares to the Executive in 1999 for 1998's salary of $200,000. The Company issued 1,551,887 restricted common shares to the Executive in 2000 for 1999's salary of $225,000.

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

The Company denied that it had breached any contract with American Equities and filed a cross-complaint for fraud and non-performance against American Equities and additional cross-defendants. In March 1999, as settlement of these matters, the parties agreed that all fees paid to American Equities were earned and American Equities received a 27.65% interest in ECS. Accordingly, prepaid expenses amounting to $664,770 were written-off to operating expenses for the year ended December 31, 1998. The Company recorded an additional loss of $653,409 in 1999 in connection with this transaction.

In connection with the agreement the Company also entered into a warrant agreement with American Equities (Note 12).

Investments

On October 20, 1999, Hartcourt signed a Joint Venture Agreement with Beijing Innostar Hi-Tech Enterprises, Ltd. ("Innostar") to establish a wireless nationwide Internet service provider network and IP phone services in China via a Chinese satellite. The total amount of investment in the joint venture company will be $24.0 million of which $14.0 million will be contributed by Innostar for 65% ownership

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11-- Commitments and Contingencies (Continued)

interest and $10.0 million by Hartcourt for 35% ownership interest. The profits and losses of the joint venture company shall be distributed in accordance with their ownership interest ratios. The duration of the Joint Venture Agreement is fifteen (15) years. The date of official establishment of the joint venture company shall be the date the business license is issued. The license is expected to be granted by June 2000.

On November 29, 1999, Hartcourt signed a Term Sheet with eSAT, Inc. ("eSAT"), to create a strategic alliance through the exchange of their common shares to establish a wireless Internet service provider and IP phone network in China. In a private placement, Hartcourt will purchase 2,000,000 restricted common shares of eSAT. eSAT will also grant Hartcourt an option to purchase an additional 2,000,000 restricted common shares of eSAT at the exercise price of $4.00 per share subject to customary antidilution provisions and exercisable for a three year period. Fully exercised, it will represent 20% ownership in eSAT. In exchange, Hartcourt will issue 1,000,000 of its restricted common shares to eSAT. All the shares and options will be placed in an escrow with a mutually agreed agent. The operation is expected to start in late April 2000. If by April 30, 2000, eSAT does not obtain a satisfactory exclusive supply contract with the Innostar Joint Venture, either party may void the agreement, and the escrow agent will be instructed to return the shares and options to the respective parties.

On November 3, 1999, Hartcourt entered into an Investment Agreement with Swartz Private Equity, LLC ("Swartz") which was subsequently amended on November 19, 1999. The Investment Agreement, as amended, entitles the Company to issue and sell its common stock to Swartz for up to an aggregate of $35 million from time to time during the three-year period ending on November 3, 2002. Each election by the Company to sell stock to Swartz is referred to as a put right.

In order to invoke a put right, the Company must have an effective registration statement on file with the Securities and Exchange Commission registering the resale of the shares of the Company's common stock that may be issued as a consequence of the exercise of that put right. The number of common shares sold to Swartz may not exceed the lesser of (i) 15% of the aggregate daily reported trading volume during a period that begins on the business day immediately following the day the Company exercises the put right and ends on and includes the day that is 20 business days after the date of exercise of the put right, or
(ii) 9.9% of the total number of shares of Hartcourt common stock that would be outstanding upon completion of the put.

For each share of Hartcourt common stock, Swartz will pay the Company the lesser of the market price for such share, minus $.10, or 91% of the market price for the share.

Within five business days after the end of each pricing period, the Company is required to issue and deliver to Swartz a warrant to purchase a number of shares of Hartcourt common stock equal to 8% of the common shares issued to Swartz in the applicable put. Each warrant will be exercisable at a price that will initially equal 110% of the market price of Hartcourt common stock on the date on which the Company exercised the put right. Each warrant will be immediately exercisable and have a term beginning on the date of issuance and ending five years thereafter.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11-- Commitments and Contingencies (Continued)

Legal Proceedings

ComericaBank of California ("Comerica") vs. Enova. Et al. Superior Court of California, County of Los Angeles, California. Case No. BC 221594.

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of another entity's ("Pego") alleged obligation on a promissory note that is asserted to be in non-financial default. The plantiff in that matter may be the subject of a cross-complaint by Hartcourt, which will depend on the evidence disclosed by documents Hartcourt has demanded be produced. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego (approximately $925,000) which obligation went into non-financial default. Pego expects to be able to settle with plaintiff and such settlement will eliminate Hartcourt's liability. The prospects for the success of those settlement negotiations, as well as the approximately range or amount of any potential loss by Hartcourt, are uncertain at this time.

The Company is party to various claims and legal proceedings arising out of the normal course of its business. These claims and legal proceedings relate to contractual rights and obligations, employment matters, and claims of product liability. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

NOTE 12-- Capital Stock

The Company's Articles of Incorporation (Articles) authorize the issuance of preferred stock. The Articles provide that the total number of shares of stock which the Company shall have the authority to issue is 60,001,000, consisting of 50,000,000 shares of common stock, $0.001 par value, 1,000 shares of original preferred stock having a par value of $0.01 per share (the Original Preferred Stock); and 10,000,000 shares of preferred stock, having a par value of $0.01 per share (the Class A Preferred Stock).

In September and October 1997, the Company's Articles were amended to authorize the issuance of Series A, B, C, D, and AB preferred stock. As amended, the Articles provide that the total number of shares of preferred series A, B, C, D, and AB stock are 4,000, 2,000, 1,500, 10,000, and 25,000, respectively.

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

NOTE 12-- Capital Stock (Continued)

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

Series A 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 4,000 shares authorized with a stated value of $1,000 per share. Holders of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series A convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends to the date of redemption. Holders of Series A convertible preferred stock may convert their shares into either (A) a number of shares of fully paid and non-assessable common stock of Electronic Components Systems, Inc. equal to
 .0075% of total outstanding shares of ECS or (B) shares of fully paid and non-assessable common stock of the Company. Dividends are to be declared and paid monthly. Dividends totaling $90,000 were accrued at December 31, 1997 for Series A. During 1998, Series AB preferred stock was issued as payment of accrued dividends. In March 1999, the Series A convertible preferred stock was returned and canceled (Note 2).

Series B 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 2,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series B convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. Holders of Series B convertible preferred stock may convert their shares into either (A) a number of shares of fully paid and non-assessable shares of common stock of Pego Systems, Inc., a California Corporation, equal to .015% of total outstanding shares of Pego or,
(B) shares of fully paid non-assessable common stock of the Company. Dividends are to be declared and paid monthly. Dividends totaling $45,000 were accrued at December 31, 1997 for Series B. During 1998, Series AB preferred stock was issued as payment for accrued dividends. In March 1999, the Series B convertible preferred stock was returned and canceled (Note 2).

Series C Redeemable Preferred Stock

Non-voting, non-participating redeemable preferred stock, 1,500 authorized, with a par value of $1,000 per share. Series C preferred stock is junior to the original preferred stock and any other class or series of capital stock of the Company which are specifically ranked senior (senior securities). Series C preferred stock is redeemable at any time, at the discretion of the Company, at a redemption price of $1,000 per share. During 1998, the Company redeemed the stock for $1,300,000 in cash and 200,000 shares of Company common stock valued at $1 per share.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12-- Capital Stock (Continued)

Series D Convertible Preferred Stock

Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at par with holders of the Company's common stock, as if the Series D Convertible Preferred Stock had been converted into common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its holder, at any time, into a number of shares of common stock of the Company at a conversion rate equal to $1,000 divided by the market price of the Company's common stock. In March 1999, the Series D convertible preferred stock was returned and canceled (Note 2).

Series AB Convertible Preferred Stock

Non-voting convertible preferred stock, 25,000 shares authorized with a stated value of $100 per share. Series AB convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $100 per share plus accrued interest and unpaid dividends to the date of redemption. Holders of Series AB convertible preferred stock may convert their preferred shares into common stock. During 1998, the Company issued 4,050 shares of Series AB convertible preferred stock in payment of dividends for Series A and B convertible preferred stock. In March 1999, certain shares of AB preferred stock were returned and canceled (Note 2).

In addition, pursuant to a Purchase Agreement with American Equities dated September 9, 1999, (a) Hartcourt agreed to sell 500,000 shares of restricted common stock valued at $0.60 per share. The terms of the Purchase Agreement required American Equities to issue a promissory note in the amount of $225,000 to Hartcourt, payable at the rate of $75,000 per month, commencing on the 30th day following the closing date, and shall pay the balance of the purchase price to Hartcourt on the closing date. Hartcourt received $75,000 in cash on the closing date and American Equities issued a promissory note for $225,000 dated October 27, 1999, bearing no interest, payable in full on or before six months from the execution date; (b) American Equities caused ECS to issue to Hartcourt 157,000 shares of ECS in full satisfaction of all outstanding claims of Hartcourt against ECS; (c) Hartcourt permitted immediate transfer of 724,990 common shares of Hartcourt into freely tradable unrestricted shares, pursuant to Rule 144 previously issued to Elan shareholders in connection with the purchase of Elan on August 24, 1998. Hartcourt shall have no liability under the Elan Indemnity. The terms of the agreement were complied by both Hartcourt and American Equities.

NOTE 13-- Income Taxes

The Company has deferred tax assets for the tax effects of temporary differences between financial and tax reporting for the years ended December 31, 1999 and 1998. The deferred tax assets consist primarily of net operating losses and impairments of investments and goodwill. The Company has established a 100% valuation allowance against the deferred tax assets at December 31, 1999 and 1998, because management is unable to determine if it is more likely than not that these net operating losses and impairments of investments and goodwill will be realized.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13-- Income Taxes (Continued)

Impairment of investments and goodwill are not deductible in 1998 or 1999 for income tax purposes. Losses on investments for income tax purposes may be taken in the year the respective transactions are completed. Goodwill is amortized over fifteen years for income tax purposes or until the Company has disposed of its ownership in the entity in which the goodwill relates.

The Company has Federal and State net operating loss carryforwards of approximately $7,100,000 and $3,200,000, respectively. The regular net operating loss carryforwards, which are approximately the same as the alternative minimum tax net operating loss carryforwards, if not utilized, will expire in varying amounts through 2019 and 2004, respectively for Federal and State. The realization of any future income tax benefits from the utilization of net operating losses may be limited. Federal and state tax laws provide that when a more than 50% change in ownership of a company occurs within a three year period, the net operating loss may be limited. It has not been determined if such change has occurred.

NOTE 14-- Stock Option Plan and Warrants

Stock Option Plan

In April 1995, the Company adopted a stock option plan (the Plan) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10 year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. All options were granted at not less than fair value at the date of grant and have terms of 10 years.

The following table summarizes the activity in the plan:


                                                                                                     Weighted
                                                                              Number of               Average
                                                                                Shares            Exercise Price
                                                                           -----------------      ----------------

Shares under option at January 1, 1998                                                    -     $               -
    Granted                                                                         400,000                  1.00
    Exercised                                                                             -                     -
    Canceled                                                                              -                     -
                                                                           -----------------      ----------------

Shares under option at December 31, 1998                                            400,000     $            1.00
    Granted                                                                       2,000,000                 1.265
    Exercised                                                                    (2,000,000 )               1.265
    Canceled                                                                              -                     -
                                                                           -----------------      ----------------

Shares under option at December 31, 1999                                            400,000     $            1.00
                                                                           -----------------      ----------------

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14-- Stock Option Plan and Warrants (Continued)

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, the Company's net loss and loss per share for the year ended December 31, 1998, would have been increased to the pro forma amounts presented below:


                                                                                                       1998
                                                                                                  ----------------

Net loss:
    As reported                                                                                 $     (21,295,653 )
    Pro forma                                                                                         (21,683,133 )

Loss per share:
    As reported                                                                                 $           (1.18 )
    Pro forma                                                                                               (1.20 )

Additional information relating to stock options outstanding and exercisable at December 31, 1999 summarized by exercise price are as follows:


                                                    Outstanding                          Exercisable
                                         -----------------------------------  ---------------------------------
        Exercise Price                            Weighted Average                     Weighted Average
                                         -----------------------------------  ---------------------------------
           Per Share        Shares        Life (Years)      Exercise Price      Shares         Exercise Price
       ------------------ ------------   ----------------   ----------------  ------------   -------------------

          $1.00               400,000          8.5               $1.00            400,000          $1.00

During 1999, an individual exercised 1,000,000 stock options at $1.25. The individual paid the Company $764,748. The remaining balance of $485,252 was deemed uncollectible and written off as of December 31, 1999.

Warrants

On December 30, 1996, Hartcourt and American Equities entered into a Warrant Agreement, whereby Hartcourt agreed to issue and sell to American Equities, for the price of $100, a warrant to purchase up to 2,000,000 shares of its common stock, $.01 par value at prices ranging from $0.30 to $2.10 in connection with the consulting services provided to Hartcourt. American Equities shall have the right to purchase at any time and from time to time prior to December 30, 2002, up to the number of fully paid and nonassessable shares of warrants, stock upon payment of specific exercise price or apply the cashless exercise clause specified in the agreement. On September 9, 1999, pursuant to the terms of the Warrant Agreement, American Equity exercised its cashless exercise right and converted 800,000 warrants into 621,674 Hartcourt's common shares without payment of any consideration.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14-- Stock Option Plan and Warrants (Continued)

In connection with consulting services in 1999, the Company issued warrants to purchase 350,000 shares at prices ranging from $1.25 to $1.50 which expire at various dates through July 12, 2000. The warrants were issued at the fair market value on the date of issuance.

In connection with the sale of 200,000 restricted shares, the Company issued warrants to purchase 100,000 shares at $4.00, which expire on December 12, 2000. The fair value of warrants issued was not significant.

NOTE 15-- Loss Per Share

The following reconciles amounts reported in the financial statements for the years ended December 31, 1999 and 1998, respectively:


                                                                                  1998
                                                         Income (loss)           Shares              Per-share
                                                          (Numerator)         (Denominator)           Amount
                                                        ----------------     ----------------     ----------------

 Income (loss) from continuous operations             $     (14,455,526 )         18,061,430    $           (0.80 )

 Income (loss) from discontinued operations                  (6,840,127 )         18,061,430                (0.38 )
                                                        ----------------     ----------------     ----------------

 Income (loss) available to common stockholders -
    basic earnings per share                                (21,295,653 )         18,061,430    $           (1.18 )

 Effect of dilutive securities                                        -                    -                    -
                                                        ----------------     ----------------     ----------------

 Income (loss) available to common stockholders -
    diluted earnings per share                        $     (21,295,653 )         18,061,430    $           (1.18 )
                                                        ----------------     ----------------     ----------------

                                                                                  1999
                                                         Income (loss)           Shares              Per-share
                                                          (Numerator)         (Denominator)           Amount
                                                        ----------------     ----------------     ----------------

 Income (loss) from continuous operations             $      (7,433,899 )         19,702,678    $           (0.38 )

 Income (loss) from discontinued operations                    (428,569 )         19,702,678                (0.02 )
                                                        ----------------     ----------------     ----------------

 Income (loss) available to common stockholders -
    basic earnings per share                                 (7,862,468 )         19,702,678                (0.40 )

 Effect of dilutive securities                                        -                    -                    -
                                                        ----------------     ----------------     ----------------

 Income (loss) available to common stockholders -
    diluted earnings per share                        $      (7,862,468 )         19,702,678    $           (0.40 )
                                                        ----------------     ----------------     ----------------

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15-- Loss Per Share (Continue)

During 1999 and 1998, the Company had 1,650,000 and 2,000,000 warrants outstanding, each convertible into one share of common stock. In addition, during 1999 and 1998 the Company had convertible preferred stock outstanding (Note 12), each share convertible into common stock. These instruments were not included in the computation of diluted earnings per share for any of the years presented, due to their antidilutive effects based on the net loss reported each year.

NOTE 16-- Segment and Related Information

Segments

The Company adopted Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information."

The Company currently operates in one business segment. Total revenues of that segment are approximately $379,000 for the three months ended December 31, 1999 with a net loss of $138,000. Total assets of the segment are approximately $2,735,000.

NOTE 17-- Supplemental Cash Flow Information

Supplemental cash flow information:


                                                                                 1998                  1999
                                                                           -----------------      ----------------

Cash paid for interest and income taxes:
    Interest                                                             $          380,022     $         103,709
    Income taxes                                                                        943                     -

Noncash investing and financing activities:
    Preferred stock issued for dividends                                            270,000                     -
    Preferred stock issued for accrued expenses                                     135,000                     -
    Preferred stock converted into common stock                                     200,000                     -
    Stock subscription receivable                                                   275,000                     -
    Stock issued to related party in settlement of debt                                   -             1,075,000
    Dividend of Enova stock                                                               -             3,119,944


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18-- Subsequent Events

On January 26, 2000, Hartcourt completed a private placement with PYR Management LLC ("PYR") of 227,445 Units and a Class II Warrant to PYR for $3,000,000 pursuant to a Regulation D Subscription Agreement. Each Unit consists of one share of Hartcourt common stock and a Class I Warrant to purchase one additional share of Hartcourt common stock at the Unit Price, subject to adjustment upon certain events. The Class II Warrant entitles PYR to purchase additional shares of Hartcourt common stock at par value solely upon the occurrence of certain events. Hartcourt has also agreed to file a registration statement to register the shares of Hartcourt common stock, including the shares issuable upon exercise of the Class I Warrant and Class II Warrant, under the Securities Act of 1933 for sale by PYR. As part of the Agreement, Hartcourt granted PYR an option to purchase up to $5,000,000 of additional Units and a Class II Warrant within five trading days after the effectiveness of the registration statement. On January 27, 2000, Hartcourt received $2,743,000 from PYR to be used for working capital requirements of Hartcourt.

During March 2000, American Equities exercised 1.2 million warrants, pursuant to the terms of the Warrant Agreement dated December 30, 1996 (Note 14), in a cashless transaction and converted the 1.2 million warrants into 1,070,073 Hartcourt common shares.

eMPACT Solutions, Inc. ("eMPACT") - On February 9, 2000, Hartcourt entered into a Stock Purchase Agreement Term Sheet to purchase 30% of the authorized and outstanding shares of eMPACT's new shares of common stock. The purchase price was agreed to be $2,000,000, payable $1,000,000 in cash at the date of closing, and the remainder $1,000,000 in cash within ninety days of closing. In the event that eMPACT shall fail to meet the revenues projections for the fiscal year 2000, Hartcourt shall receive an additional one percent of the shares of eMPACT for every percent that revenue does not meet the projections for revenue to a maximum of an additional twenty percent. The closing is expected in April 2000. No assurance can be given that Term Sheets or Letters of Intent will result in actual agreements.

Shenzhen China Cable Integrated Network Co. Ltd. ("SCIC") - On February 25, 2000, Hartcourt signed a Letter of Intent with Shenzhen Sinlan Investment Co., Ltd. to jointly invest in SCIC. No detail terms have been reached and a definitive agreement to form a joint venture company is expected to be signed by April 30, 2000. No assurance can be given that Term Sheets or Letters of Intent will result in actual agreements.

Exhibit List

10.19     Agreement with Beijing UAC Stock Trading Online Co., Ltd.

10.19.1   Financial  Statements  of  Beijing UAC Stock Exchange Online Co., Ltd.
          for   the   period   from  October 18,  1999  (date of  inception)  to
          December 31, 1999

10.20     Agreement with GoCall.com

10.21     FTL Stock Purchase Agreement

27.01     Financial Data Schedule