Form 10QSB
period 2000-03-31
HARTCOURT COMPANIES INC
filed 2000-05-15
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2000

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

                      9800 Sepulveda Blvd., Suite 818, Los
                        Angeles California 90045 (Address
                         of principal executive offices)

                                 (310) 410-7290
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ].

As of March 31, 2000, The Hartcourt Companies, Inc. had 27,562,584 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

              Yes [  ]                 No [ X ]

                                TABLE OF CONTENTS
                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                              Report on Form 10-QSB
                                For quarter ended
                                 March 31, 2000
                                                                         Page

PART 1    FINANCIAL INFORMATION

          Item 1. Financial Statements

                    Consolidated  Balance  Sheets  at March  31,  2000
                    (Unaudited) and December 31, 1999 .....................

                    Consolidated  Statements  of  Operations  for  the
                    Three   months  ended  March  31,  2000  and  1999
                    (Unaudited) ...........................................

                    Consolidated Statements of Shareholder' Equity for
                    the Three Months ended March 31, 2000 (Unaudited) .....

                    Consolidated  Statements  of  Cash  Flows  for the
                    Three   months  ended  March  31,  2000  and  1999
                    (Unaudited) ...........................................

                    Notes to the Consolidated Financial Statements ........


          Item 2.   Management's   Discussion  and  Analysis  of  Financial
                    Condition And results of Operations ...................

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings .....................................

          Item 2.   Changes in Securities .................................

          Item 3.   Defaults upon Senior Securities .......................

          Item 4.   Submission of Matters to Vote of Security Holders .....

          Item 5.   Other Information .....................................

          Item 6.   Exhibits and Reports on Form 8-K ......................

          Signatures ......................................................

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Part I
Item 1


                                                                                    March 31,          December 31,
                                                                                      2000                 1999
                                                                                  --------------      ----------------
                                                                                   (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                                                    $     1,366,654     $         331,057
   Accounts receivable                                                                   62,732                37,626
   Inventory                                                                            132,527               127,091
   Notes receivable                                                                     228,800               228,800
   Prepaid expenses and other                                                            81,431               129,114
   Due from related parties                                                           1,422,641               108,222
                                                                                  --------------      ----------------

Total current assets                                                                  3,294,785               961,910
                                                                                  --------------      ----------------

Property and equipment, net                                                             817,209               815,085

Investments                                                                           5,512,993             5,554,644

Intangibles, net                                                                      2,149,468             2,206,033
                                                                                  --------------      ----------------

Total assets                                                                    $    11,774,455     $       9,537,672
                                                                                  --------------      ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $       119,676     $        152,709
   Deferred revenue                                                                      89,572               78,477
   Notes payable - current portion                                                      547,088              649,998
   Accrued expenses and other current liabilities                                       734,404            4,073,504
   Payables to related parties                                                        2,444,246            2,457,497
                                                                                  --------------      ---------------

Total current liabilities                                                             3,934,986            7,412,185

Notes payable, net of current portion                                                   597,375              608,184
                                                                                  --------------      ---------------

Total liabilities                                                                     4,532,361            8,020,369
                                                                                  --------------      ---------------

Commitments and Contingencies

Minority Interest                                                                       592,332              661,634



                                                                                    March 31,          December 31,
                                                                                      2000                 1999
                                                                                  --------------      ----------------
                                                                                    (Unaudited)
Shareholders' Equity
   Preferred Stock:
      Original preferred stock, $0.01 par value, 1,000
         authorized, issued and outstanding                                                  10                    10
   Common stock, $0.001 par value, 50,000,000 shares
   authorized; 27,562,584 shares and 23,832,152 shares issued
   and outstanding at March 31, 2000 and December 31, 1999                               27,563                23,833
   Stock subscription receivable                                                     (1,000,000)                    -
   Treasury stock, at cost (1,778,916 and 1,524,364
     shares at March 31, 2000 and December 31, 1999)                                 (1,918,634)           (1,680,928)
   Additional paid-in capital                                                        47,595,067            38,895,860
   Accumulated deficit                                                              (38,054,244)          (36,383,106)
                                                                                  --------------      ----------------

Total shareholders' equity                                                            6,649,762               855,669
                                                                                  --------------      ----------------

Total liabilities and shareholders' equity                                      $    11,774,455     $       9,537,672
                                                                                  --------------      ----------------

          See accompanying notes to consolidated financial statements.


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                Three Months Ended December 31,
                                                                             ---------------------------------------
                                                                                   2000                  1999
                                                                             -----------------     -----------------
Net sales                                                                  $          348,228    $                -

Cost of sales                                                                         116,541                     -
                                                                             -----------------     -----------------
Gross profit                                                                          231,687                     -
                                                                             -----------------     -----------------
Operating expenses
   Selling, general and administrative                                              1,804,237               241,775
   Depreciation and amortization                                                      105,228                     -
                                                                             -----------------     -----------------
Total operating expenses                                                            1,909,465               241,775
                                                                             -----------------     -----------------
Loss from operations                                                               (1,677,778)             (241,775)

Other income (expense):
   Equity in earnings of affiliate                                                    (41,651)                    -
   Interest expense                                                                   (38,249)                    -
   Interest income                                                                      8,231                20,095
   Other expense                                                                        9,007               (27,498)
                                                                             -----------------     -----------------
Total other (expense)                                                                 (62,662)               (7,403)
                                                                             -----------------     -----------------
Loss before minority interest                                                       1,740,440               249,978

Loss in subsidiary attributed to minority interest                                     69,302                     -
                                                                             -----------------     -----------------
Net loss                                                                   $        1,671,138 $             249,178
                                                                             -----------------     -----------------
Basic and fully diluted loss per common share                              $             (.06)$                (.01)
                                                                             -----------------     -----------------
Weighted average number of shares outstanding                                      26,330,688            19,073,049
                                                                             -----------------     -----------------

          See accompanying notes to consolidated financial statements.


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                                                                  Common
                                                Common Stock              Preferred Stock         Additional       Stock
                                          -------------------------   -------------------------    Paid-In      Subscriptions
              Description                   Shares        Amount        Shares        Amount       Capital        Receivable
----------------------------------------  -----------   -----------   -----------   -----------   -----------   -------------

Balance - December 31, 1999               23,832,152  $     23,833         1,000  $         10  $ 38,895,860  $           -

Issuance of warrants for consulting
  services                                    20,000            20             -             -        22,180              -
Shares issued to investors                   227,445           227             -             -     3,529,719              -
Sale of shares under Regulation S            300,000           300             -             -     1,199,700     (1,000,000)
Shares issued upon exercise of warrants    1,373,075         1,373             -             -        74,379              -
Issuance of warrants for brokerage
  services                                         -             -             -             -       203,545              -
Shares issued to directors for services        2,424             2             -             -        35,998              -
Shares issued to directors in lieu of
  compensation                             1,552,773         1,552             -             -     3,393,235              -
Shares issued in connection with FTL
  acquisition                                254,552           255             -             -       237,451              -
Shares issued for services                       163             1             -             -         3,000              -
Net loss                                           -             -             -             -             -              -
                                          -----------   -----------   -----------   -----------   -----------   ------------

Balance - March 31, 2000                  27,562,584  $     27,563         1,000  $         10  $ 47,595,067  $  (1,000,000 )
                                          -----------   -----------   -----------   -----------   -----------   ------------

          See accompanying notes to consolidated financial statements.


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                              Treasury Stock                            Total
                                              ----------------------   Accumulated   Shareholders'
              Description                     Shares       Amount       Deficit         Equity
----------------------------------------      ---------    ---------   -----------    -----------

Balance - December 31, 1999                   1,524,364  $ (1,680,92)$   (36,383,106)$      855,669

Issuance of warrants for consulting
  services                                           -            -               -         22,200
Shares issued to investors                           -            -               -      3,529,946
Sale of shares under Regulation S                    -            -               -        200,000
Shares issued upon exercise of warrants              -            -               -         75,752
Issuance of warrants for brokerage
  services                                           -            -               -        203,545
Shares issued to directors for services              -            -               -         36,000
Shares issued to directors in lieu of
  compensation                                       -            -               -      3,394,787
Shares issued in connection with FTL
  acquisition                                  254,552     (237,706)              -              -
Shares issued for services                          -            -                -          3,001
Net loss                                            -            -       (1,671,138)    (1,671,138)
                                              ---------     ---------     -----------    -----------

Balance - March 31, 2000                      1,778,916  $ (1,918,63)$   (38,054,244)$    6,649,762
                                              ---------     ---------    -----------     -----------

                                      F-6a

          See accompanying notes to consolidated financial statements.


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Increase (Decrease) in Cash

                                                                                Three Months Ended March 31,
                                                                          ---------------------------------------
                                                                                2000                  1999
                                                                          -----------------     -----------------

Cash flows from operating activities:
   Net loss                                                             $       (1,671,138)   $         (249,178)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                   105,228                     -
   Minority interest in loss of subsidiaries                                       (27,651)                    -
   Stock issued for services                                                     4,646,480                     -
   Changes in operating assets and liabilities:
     Accounts receivable                                                           (25,106)               18,862
     Inventory                                                                      (5,436)              (71,137)
     Prepaid expenses and other                                                     50,037                     -
     Accounts payable                                                              (33,034)               (11,000)
     Accrued expenses and other current liabilities                             (3,339,100)                    -
     Deferred revenue                                                               11,094                     -
                                                                          -----------------     -----------------
Net cash used by operating activities                                             (288,626)             (312,453)
                                                                          -----------------     -----------------
Cash flows from investing activities:
   Proceeds from sale of 35% of ESC                                                      -             5,400,000
   Proceeds on sale of marketable securities                                             -             1,135,607
   Distribution of subsidiaries ownership to shareholders                                -              (399,388)
   Purchase of property and equipment                                              (50,747)                    -
                                                                          -----------------     -----------------
Net cash provided by (used in) investing activities                                (50,747)            6,136,219
                                                                          -----------------     -----------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                        2,743,000               152,560
   Proceeds on exercise of options and warrants                                     75,750                50,000
   Redemption of preferred stock                                                         -            (6,405,000)
   Payments to related parties                                                  (1,316,811)                    -
   Payments on note payable                                                       (113,718)                    -
   Payments on loans from shareholders                                             (13,251)                    -
                                                                          -----------------     -----------------
Net cash provided by (used in) financing activities                              1,374,970            (6,202,440)

Net increase (decrease) in cash                                                  1,035,597              (378,674)

Cash and cash equivalents, beginning of period                                     331,057               384,453
                                                                          -----------------     -----------------
Cash and cash equivalents, end of period                                $        1,366,654    $            5,779
                                                                          -----------------     -----------------

          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Item 1

Note 1. Organization and Nature of Operations:

Stardust, Inc.-Production-recording-Promotion ("Stardust"), a corporation organized under the laws of the State of Utah in September 1983, acquired all of the outstanding shares of Hartcourt Investments, a Nevada corporation, pursuant to an Agreement and Plan of Reorganization dated November 5, 1994. At the time of this acquisition, Stardust was a "shell" corporation with no assets, businesses or operations. Subsequent to the acquisition of Hartcourt Investments, Stardust changed its name to "The Hartcourt Companies, Inc."

Hartcourt Pen was organized under the laws of the State of Nevada in October 1993, to engage in the sale of writing instruments. Hartcourt Pen entered into an Agreement and Plan of Reorganization dated December 1, 1994 with Hartcourt Investments, pursuant to which Hartcourt Investments acquired all of the outstanding shares of Hartcourt Pen. Through January 1999, Hartcourt's operations relating to writing instruments involved the assembly and distribution of writing instruments. In January 1999, Hartcourt discontinued the operations of Hartcourt Investments and Hartcourt Pen, and disposed of all its pen related assets in the United States.

In August 1996, Hartcourt entered into a Purchase and Sale Agreement with NuOasis International, Inc. ("NuOasis"), a corporation incorporated under the laws of the Commonwealth of Bahamas, for the purchase of a commercial real estate project, consisting of three 5-7 story apartment buildings, commonly known as the Peony Gardens Property ("Peony Gardens"), located in the eastern part of Tongxian in Beijing, China. The purchase price consists of a Convertible Secured Promissory Note granted to NuOasis, in the principal amount of $12,000,000, a security interest in the property and the greater of 10,000,000 shares of Hartcourt's common stock, or that number of shares of Hartcourt's common stock having a market value equal to $10,000,000 immediately preceding the closing date. On August 8, 1996, an Addendum to the Purchase and Sale Agreement was agreed to by Hartcourt and NuOasis, by which Hartcourt's obligation to issue stock to NuOasis was reduced to 4,000,000 shares (valued at $10,000,000) of its common stock. On March 15, 1999, Hartcourt entered into an Exchange Agreement with Dragon King Investment Services Inc. ("Dragon King") pursuant to which Hartcourt agreed to assign its rights under the Purchase and Sale Agreement dated August 8, 1996 of its interest in the Peony Gardens development for investment securities valued at $10 million. Due to restrictions on the ability to trade the investment securities received, Hartcourt recorded an impairment of $5,000,000 as of December 31, 1998.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

In December 1996, Hartcourt entered into a Consulting Agreement with American Equities, LLC ("American Equities"), a California Limited Liability Company. Hartcourt intended to acquire, manage and develop a real estate portfolio through the year 2001. On September 3, 1998, American Equities filed suit against Hartcourt for breach of contract. Hartcourt denied that it had breached any contract with American Equities and filed a cross-complaint for fraud and non-performance against American Equities and additional cross-defendants. As settlement of these matters on March 8, 1999, the parties agreed that all fees paid to American Equities were earned and to provide American Equities with a 27.65% interest in Electronics Components and Systems, Inc. (ECS). Also, American Equities agreed to pay back 1,075 the Series AB preferred stock dividend issued by Hartcourt in 1998 and 1,000,000 shares of Hartcourt common stock. Accordingly, all expenses relating to settlement were recorded in the year ended December 31, 1998. Additionally, American Equities agreed to provide working capital for operations of ECS.

On October 3, 1997, Hartcourt purchased all of the outstanding shares of Pego Systems, Inc. (Pego) and Pego became a wholly owned subsidiary of Hartcourt. Pego, a manufacturer's representative organization for air and gas handling equipment, offers a full line of value added services including distribution, service and manufacturing of custom process equipment packages. The acquisition was accounted for using the purchase method of accounting. In connection with the purchase, Hartcourt paid $500,000 in cash, issued 450,000 shares of restricted common stock, 1,500 shares of Series C redeemable preferred stock, and entered into a non-compete agreement with Pego's majority shareholder and director. The total value of this transaction was approximately $2,300,000.

On October 28, 1997, Hartcourt through a wholly owned subsidiary, acquired ECS and Pruzin Technologies, Inc. ("Pruzin"), an Arizona corporation, a related entity of ECS. ECS specializes in high technology contract manufacturing and assembly of printed circuit boards, phone and cable wires. ECS has three manufacturing facilities, and contracts with a maquiladora in the free trade zone in Sonora, Mexico. The acquisition was structured as a tax-free reorganization and was accounted for using the purchase method of accounting. In connection with the acquisition, Hartcourt paid $250,000 in cash, issued a note payable for $250,000, issued 3,400 shares of Series D convertible preferred stock and 2,500,000 shares of its common stock. The total value of the transaction was approximately $9,500,000.

Effective February 1, 1999, pursuant to a Share Purchase Agreement, Hartcourt acquired one (1) share of common stock of Enova Holdings Inc. ("Enova"), a Nevada corporation representing 100% of the total issued and outstanding capital stock of Enova, making Enova a wholly-owned subsidiary. Effective March 1, 1999, Hartcourt and Enova executed an Exchange Agreement (the "Enova Agreement") whereby Hartcourt exchanged all of its ownership in two wholly owned subsidiaries, Pego and ECS, for 5,213,594 additional shares of common stock of Enova. On March 24, 1999, Hartcourt entered into a Distribution Agreement pursuant to which Hartcourt agreed to distribute to all shareholders of record on March 31, 1999, the 5,213,595 shares of common stock of Enova and to file, within a reasonable period of time following such distribution, a Registration Statement on Form 10-SB to cause the distributed shares of Enova to be registered under the Securities Exchange Act of 1934. Enova's Registration Statement on Form 10-SB was filed under the Securities Exchange Act of 1934 on January 24, 2000.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On August 17, 1999, Hartcourt entered into a stock purchase agreement with FTL, a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. FTL is a financial data bank providing real-time stock quotes and financial information of Hong Kong listed companies as well as information on other international stock exchanges in the U.S. and Europe to institutional and retail investors. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$23.4 million or US$3.0 million, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999 with Hartcourt making total cash payments of $801,860, recorded a payable for $797,140 and issued 1,500,000 shares of its common stock. The stock purchase agreement required a post closing adjustment for any deficiency to be paid to FTL in the event the final closing net worth as of the closing date shall be more than $5,000 over and above the net worth reported in calculating the purchase price. As a result of the post closing adjustment, the purchase price was revised to HK$25,563,8421 or US$3,277,412. At December 31, 1999, Hartcourt recorded the increase in purchase price as a result of the post closing adjustment, as a note payable to FTL of $138,706 and a payable for the issuance of 148,512 shares of common stock of Hartcourt. On January 18, 2000, Hartcourt issued 254,552 additional shares of common stock to FTL in settlement of the post closing adjustment. As of May 10, 2000, Hartcourt has paid $750,000 towards its amounts payable to FTL.

On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. Subject to verification of total costs to be incurred in erection of FLEX transmission network, design of financial information broadcast system, sourcing, testing and tuning of PDA receiver devices, etc. and signing of formal joint venture agreement, FTL will invest cash by phases to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange for a total ownership of 51% in the joint venture. The transaction is currently under management review and a definitive joint venture agreement is expected to be finalized by May 31, 2000.

On June 20, 1999, Hartcourt entered into an agreement with Beijing UAC Stock Trading Online Co., Ltd. ("UAC Trading") to form a joint venture company under the laws of China. The name of the joint venture company is Beijing UAC Stock Exchange Online Co. Ltd. ("UAC"). UAC operates the first and only nationwide online securities trading network, UAC 162 Network, connecting investors with their stock brokerage offices via China Pac. China Pac is the nationwide packet switched network in China owned by China Telecom since 1991. UAC 162 Network consists of proprietary server software and user interface, servers, gateways and other communication hardware. Under the terms of the agreement, for a 35% interest in UAC, Hartcourt agreed to invest $1,000,000 in UAC, pay $1,700,000 to the owners of UAC Trading and transfer 1,000,000 common shares of Hartcourt to UAC. 200,000 of these common shares will be transferred to UAC Trading for an existing loan of $200,000 and 800,000 common shares have not been issued and upon their issuance, will be recorded as a loan from Hartcourt to UAC. On August 9, 1999, Hartcourt and UAC Trading agreed to convert the Hartcourt loan of $200,000 into an option to purchase an additional 15% interest in UAC from UAC Trading. On May 1, 2000 Hartcourt exercised its option to convert the loan to UAC for into an additional 15% interest in UAC making Hartcourt's total investment interest in UAC to 50%.

On December 30, 1996, Hartcourt and American Equities entered into a Warrant Agreement, whereby Hartcourt agreed to issue and sell to American Equities, for the price of $100, a warrant to purchase up to 2,000,000 shares of its common stock, $.01 par value, in connection with the consulting services provided to Hartcourt. American Equities shall have the right to purchase at any time and from time to time prior to December 30, 2002, up to the number of fully paid and non-assessable shares of warrants stock, upon payment of specific exercise price or apply the cashless exercise clause specified in the Agreement. On September 9, 1999, pursuant to Cashless Exercise clause in the Warrant Agreement, American Equity exercised its cashless exercise right and converted 800,000 warrants into 621,674 Hartcourt's common shares without payment of any consideration. On
December  14,  1999,  American  Equities  files a  complaint  against  Hartcourt

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

alleging breach of Warrant Agreement, claiming damages of $30,000,000. The case concerned dispute over whether shares issued under the Warrant Agreement would be issued as restricted shares or free trading shares. An agreement has been reached and the litigation was settled on March 20, 2000. American Equities was allowed to further exercise its cashless exercise right and converted the remaining 1,200,000 warrants into 1,070,075 free trading common shares of Hartcourt without any payment of consideration.

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

On December 23, 1999, Hartcourt entered into an agreement with GoCall Inc. ("GoCall"), a Delaware corporation, to form a strategic alliance for the common interest of the respective corporations, including but not limited to the development of GoCall's Internet related development-stage businesses and software. GoCall agreed to give Hartcourt 1,000,000 shares of its convertible preferred stock (par value @ $5.00). Each share of convertible preferred stock is convertible into 10 shares of common stock (restricted under Rule 144 for 12 months). In return, Hartcourt agreed to give GoCall all of the marketable securities received from Dragon King which are carried at $5,000,000 plus 192,000 shares of common stock of ECS. Hartcourt withheld 192,000 shares of common stock of ECS, valued at $196,358 at the date of closing on December 29, 1999 and this was recorded as payable to GoCall at December 31, 1999. The GoCall convertible preferred stock has subsequently been valued at $2,500,000.
Accordingly, Hartcourt has recorded an impairment of $2,696,358 against the marketable securities for the year ended December 31, 1999. Hartcourt has the option to appoint three out of the five directors of GoCall. As of May 10, 2000, Hartcourt has not given possession of 192,000 shares of common stock of ECS to GoCall. In addition, Hartcourt has not appointed any directors to the GoCall Board and has not exercised any control on GoCall's operations.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Recent Events

No assurance can be given that Term Sheet and Heads of Agreements will result in actual agreements.

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

eSAT, Inc. ("eSAT") - On November 29, 1999, Hartcourt signed a Term Sheet with eSAT to create a strategic alliance through the exchange of their common shares to establish a wireless Internet service provider and IP phone network in China. In a private placement, Hartcourt will purchase 2,000,000 restricted common shares of eSAT. eSAT will also grant Hartcourt an option to purchase an additional 2,000,000 restricted common shares of eSAT at the exercise price of $4.00 per share subject to customary anti-dilution provisions and exercisable for a three year period. Fully exercised, it will represent 20% ownership in eSAT. In exchange, Hartcourt will issue 1,000,000 of its restricted common shares to eSAT. All the shares and options will be placed in an escrow with a mutually agreed agent. The operation was expected to start in late April 2000. If by April 30, 2000, eSAT was not able to obtain a satisfactory exclusive supply contract with the Innostar Joint Venture, either party may void the agreement, and the escrow agent will be instructed to return the shares and options to the respective parties. The parties did not open the escrow as of May 10, 2000 and have extended the agreement through the end of June 2000.

Beijing Shangdi Net Technologies Center Co., Ltd. ("Shangdi") - On December 18, 1999, Sinobull signed a Term Sheet Agreement with Shangdi to form a new corporation in Beijing. Sinobull shall have 40% interest and Shangdi shall have 60% interest in the new corporation. The terms of agreement required Sinobull to invest $2,670,000 in the new corporation payable as follows: $200,000 payable in cash by UAC on behalf of Sinobull within three days from the date of execution of this Term Sheet Agreement, $1,470,000 in cash payable within 15 days from the closing of the transaction, and $1,000,000 in cash payable, within 60 days from the close of the transaction. The agreement required the new corporation to maintain $2,000,000 as equity and the remaining $670,000 could be withdrawn as payment to Shangdi's existing shareholders. Shangdi will invest the following assets to the new corporation: the web and trading center under development, 33.84% shares of Hua Xia Info (a Chinese corporation specialized in financial information and data provider, free and clear), 51% shares of Orient Future Financial Information Corporation (a Chinese Corporation going to be registered in Shanghai), and all tangible and intangible assets except cash.

On April 12, 2000, Sinobull signed a Term Sheet Agreement with Shandi revising the terms of the Term Sheet Agreement signed on December 18, 1999. The terms of the revised agreement required Sinobull to pay Shandi US$670,000 being the consideration for all tangible and intangible assets in relation to computer network information services excluding cash and debts, and 33.84% shares of Hua Xia Information Company Limited; US$1,000,000 to a newly formed company Sinobull Network Inc., a corporation registered in Beijing, for its working capital needs; 140,000 restricted common shares of Hartcourt to Shandi and 60,000 restricted common shares of Hartcourt to Sinobull Network, Inc. In exchange, Shandi agreed to transfer without any pledge and debt, all tangible and intangible assets in relation to computer network information services to Sinobull Network, Inc.; transfer to Hartcourt 40% of the ownership interest in Tian Di Hu Lian Technologies, Ltd, a BVI corporation, holding the interest for the shareholders of Shandi. After the above transfers, Shandi shall be entitled to own 18% of total shares of Sinobull. As of May 10, 2000, Sinobull has paid cash consideration of $1,000,000 towards the purchase of Shandi.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

StreamingAsia.Com Ltd. ("StreamingAsia") - On April 14, 2000, Hartcourt announced that Sinobull signed a Subscription and Shareholders' Agreement ("Agreement") relating to StreamingAsia, whereby Sinobull agreed to subscribe all of the issued and outstanding fully paid shares of StreamingAsia for HK$7,000,000 (approximately US$897,500). The terms of payment included HK$500,000 (approximately US$64,100) payable in cashier's check upon signing of the Agreement; at the option of Sinobull, HK$1,500,000 (approximately US$192,300) payable in cash or Sinobull delivering such number of shares of Hartcourt equivalent in value to HK$1,500,000 within 14 days after signing the Agreement; HK$500,000 (approximately US$64,100) payable in cash within 30 days from the date of the Agreement; HK$1,000,000 (approximately US$128,200) payable in cash within 60 days from the date of the Agreement; HK$1,000,000 payable in cash within 90 days of the date of the Agreement; and HK$2,500,000 (approximately US$320,500) within 120 days from the date of the Agreement. Sinobull will appoint two members to the Board of Directors of StreamingAsia. Together with the existing two directors, the new board shall consist of four directors. Sinobull has completed the acquisition of StreamingAsia and as of May 10, 2000, Sinobull paid cash consideration of HK$1,500,000 towards the purchase of StreamingAsia.

Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao") - On December 1, 1999, Sinobull signed a Term Sheet Agreement with Guo Mao. Guo Mao agreed to issue new shares for a total proceeds of $1,000,000 that is subject to negotiation, will represent 30% to 50% of the expanded capital of Guo Mao. Sinobull agreed to subscribe for all the new shares issued by Guo Mao. Subject to approval of the Share Purchase Agreement and the Joint Venture Agreement by the relevant government authorities, payment by Sinobull for the new shares shall be as follows: $100,000 in cash upon signing of the Share Purchase Agreement, $100,000 in cash within 30 days after signing of the Share Purchase
Agreement, $100,000 in cash within 60 days after signing of the Share Purchase Agreement, $100,000 in cash within 90 days, $100,000 in cash within 120 days after signing of the Share Purchase Agreement, and $500,000 within 14 days after the signing of the Share Purchase Agreement in shares of Hartcourt based on the average closing price in the last 7 trading days before payment, or in shares of Sinobull based on valuation to be agreed by both parties. Sinobull.com will appoint not more than five directors to the board of Guo Mao. Together with the existing five directors, the new board shall consist of not more than ten directors. Although the transaction is expected to close by May 31, 2000, Hartcourt has already assigned its ownership interest in Guo Mao to Sinobull.

Swartz Private Equity,  LLC ("Swartz") - Swartz is an investment  entity focused on equity investments in Internet and other high technology companies. On November 3, 1999, Hartcourt signed an Investment Agreement with Swartz. Swartz agreed to purchase from Hartcourt, from time to time, shares of Hartcourt's common stock, as part of an offering of common stock by Hartcourt to Swartz, for a maximum aggregate offering amount of $25,000,000. These fundings will be used to satisfy Hartcourt's working capital requirements for the year 2000 and complete acquisitions of Internet related operations. On January 5, 2000, Hartcourt and Swartz agreed to increase the equity line funding to $35,000,000 due to the planned acquisition of a Linux Internet operations in China. On February 28, 2000 Hartcourt filed a form SB-2 Registration document with SEC to register additional common shares for issuance to Swartz. Once approved by SEC, Swartz has the obligation to purchase these shares at the market price less 10 percent discount during the next 24 months. The Registration document is currently under review by the SEC.

eMPACT Solutions, Inc. ("eMPACT") - On February 9, 2000, Hartcourt entered into a Stock Purchase Agreement Term Sheet to purchase 30% of the authorized and outstanding shares of eMPACT's new shares of common stock. The purchase price was agreed to be $2,000,000, payable $1,000,000 in cash at the date of closing, and the remainder $1,000,000 in cash within ninety days of closing. In the event that eMPACT shall fail to meet the revenues projections for the fiscal year 2000, Hartcourt shall receive an additional one percent of the shares of eMPACT for every percent that revenue does not meet the projections for revenue to a maximum of an additional twenty percent. On April 10, 2000, Hartcourt paid a consideration of $300,000 towards the purchase of eMPACT. The transaction is expected to close in June 2000.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Shenzhen China Cable Integrated Network Co. Ltd. ("SCIC") - On February 25, 2000, Hartcourt signed a Letter of Intent with Shenzhen Sinlan Investment Co., Ltd. to jointly invest in SCIC. No terms have been reached and a definitive agreement to form a joint venture company is expected to be signed by May 31, 2000. SCIC operates an exclusive television and cable network in the capital city of Chengdu. SCIC is planning an expansion program to add subscribers and to modernize the existing system and make it a showcase cable system with interconnecting data transmission via a network of satellite and cable transmission.

On April 8, 2000, Hartcourt entered into Heads of Agreement ("Agreement") with DF Ltd., Loughborough Ltd., and Express Internet Investment Ltd. (collectively, "the Management") and an unnamed investor to form a joint venture company for the commercial exploitation of the Publication Rights of the internet and production of the content of the website in respect of the laws of China. Per the terms of the Agreement, both Hartcourt and the unnamed investor's obligation are to invest US$2,000,000 each, in the joint venture company for 25% ownership interest and will share the responsibility in providing funding, finance and technological support. The obligation of Hartcourt and unnamed investor to provide funding as working capital for the joint venture company is subject to the conditions precedent that the joint venture company shall have entered into an agreement with the relevant parties in China for the commercial exploitation of the Publication Rights on the Internet and the website. Each of the investors shall within 14 days of entering into such agreement by the joint venture company, pay a sum of US$1,000,000, making a US$2,000,000 being the 1st Tranche of the working capital; within three (3) months thereafter pay another sum of US$1,000,000, making a US$2,000,000 being the 2nd Tranche of the working capital for the remaining portion of their investment. Production of the website shall commence upon the payment in full of the 1st Tranche by the investors to the joint venture company and the appropriate production costs being made available to the parties responsible for production. The joint venture company is currently negotiating agreements with the relevant parties in China and has not been granted approval for the commercial exploitation of the Publication Rights on the Internet and the website. Therefore, as of May 10, 2000, Hartcourt has no payment obligations under this Agreement.

On April 19, 2000,  Hartcourt  entered  into a Fee  Agreement  for  Introduction
Services  ("Agreement")  with  Tang Wai  Leong and  Thomas  Kwok,  (collectively referred to as "Introducers") whereby the Introducers will use their best efforts to search for, identify and make known to Hartcourt Internet-related businesses and opportunities for potential acquisition by Hartcourt. In addition, Introducer will seek out sources of funding and search for suitable candidates for employment by Hartcourt in its Chinese operations. Hartcourt agrees to satisfy Introducer's time and expense incurred, up to and including the first acquisition by Hartcourt of an opportunity introduced or arranged by Introducer, by granting to Introducer options to purchase up to 2,500,000 shares of Hartcourt common stock at a price of five dollars fifty cents ($5.50) per share. The option is non-transferable and will expire unless exercised on or before the third anniversary of the date of Agreement. Upon consummation of the introduction by the Introducer and Hartcourt completing the acquisition, Hartcourt agreed to register with the Securities and Exchange Commission under a Form S-8 such shares granted under the option agreement, and shall cause such registration statement to remain effective at all times while Introducer holds the options.

The Introducer has introduced to Hartcourt a potential acquisition opportunity and Hartcourt signed the necessary documents to consummate the purchase of an entity on April 27, 2000. On May 8, 2000, in accordance with terms of the Agreement, Hartcourt filed a Form S-8 to register with the Securities and Exchange Commission the options granted to the Introducer under the Agreement.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On April 27, 2000, Hartcourt signed a Stock Purchase Agreement Term Sheet with a third party to form a new entity of which Hartcourt desires to purchase fifty-one percent (51%) of the outstanding shares of the capital stock and the third party agrees to retain the remaining forty-nine percent (49%) of the outstanding shares. The third party being the sole owner all of rights, title and interest in an operating company desires to contribute fifty-one percent (51%) of its share to the new entity. The transaction is to close no later than 45 days following the execution of this Agreement during which time all due diligence shall be completed, which includes evaluation of the third party and the operating company by Morgan Stanley, a legal opinion of counsel as to the acceptability of the proposed structure of Hartcourt's acquisition of fifty-one percent (51%) of new entity, financial reviews, et al. The purchase price shall be not less than US$50,000,000 in cash and not exceeding US$76,000,000 (including US$50,000,000 in cash together with marketable shares of upto US$26,000,000 in value). The terms of the Agreement required: a) Hartcourt to deposit $10,000,000 in an escrow account no later than April 28, 2000 upon complete execution of the Agreement; b) upon completion of all of its due diligence, including evaluation by Morgan Stanley and confirmation by legal counsel as to acceptable structure, Hartcourt shall deposit such additional funds as shall be determined as required in conformity with the value established by Morgan Stanley. On April 28, 2000, Hartcourt entered into an agreement with another third party who opened the escrow and deposited $10,000,000 on behalf of Hartcourt. Hartcourt is currently performing its due diligence and expects to complete the transaction.

Sinobull.Com Inc. ("Sinobull") - On May 1, 2000, Hartcourt and Sinobull entered into an Exchange Agreement and agreed to exchange shares of interests Hartcourt has in certain related businesses for Sinobull common stock. The terms of Agreement required Sinobull to exchange forty-eight (48%) percent of its common stock (par value @ $1.00) for all of Hartcourt's ownership interests in the following companies: a) 58.53% of Financial Telecom Limited; 50% of Beijing UAC Stock Exchange Online Co Ltd.; c) 40% of Shandi; d) 50% of StreamingAsia; and e) 50% of GuoMao. The Agreement required Sinobull to form an eleven (11) member Board of Directors group with Hartcourt to appoint six (6) members and Sinobull to appoint five (5) members. The transaction closed on May 1, 2000 and as a result of this restructure, Sinobull became an investment holding company. Hartcourt is currently reviewing the structure of operations of Sinobull under the laws of China and Hong Kong and proposes to finalize the structure by the end of June 2000.

Hartcourt's partners in the above mentioned joint ventures are expecting Hartcourt to provide two key elements in these joint ventures: Internet technology and investment capital. Hartcourt management, which has recently hired individuals with extensive experience and expertise in relevant industry sectors, intends to provide Internet technology by merging with or acquiring companies already active in these businesses. On the financial side, Hartcourt plans to raise substantial funds necessary to carry out the plans of its venture partners by selling its own common shares to selected investors/partners and bringing in partners whose contributions to each joint venture will include the necessary cash contributions.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2.       Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 1999 Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of The Hartcourt Companies, Inc. and Subsidiaries as of March 31, 2000 and the results of their operations and their cash flows for the three months ended March 31, 2000 and 1999. The financial statements for the three months ended March 31, 2000 are consolidated to include the accounts of The Hartcourt Companies and its 58.53% owned subsidiary Financial Telecom Limited, and its 35% owned equity investment in Beijing UAC Stock Exchange Online Co. Ltd. The financial statements for the three months period ended March 31, 1999 include only the accounts of The
Hartcourt Companies, Inc. The operations of Hartcourt Pen and Hartcourt Investments were discontinued in January 1999 and Hartcourt's investment in Pego Systems, Inc. and Electronic Components and Systems, Inc. was spun-off to Enova effective March 1, 1999 and distributed as stock dividend.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

Certain 1999 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

The accounting policies followed by the Company are set forth in Note A. to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 1999.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 3.       Supplemental Disclosure of Non-Cash Financing Activities:

                                                                    Quarter Ended                  Quarter Ended
                                                                    March 31, 2000                March 31, 1999
                                                                     (Unaudited)                    (Unaudited)
                                                               -------------------------    --------------------------

Cash received for:
         Taxes                                                 $                      -     $                     800

Non-cash operating and financing activities:
         Issuance of warrants for services                                      203,545                             -
         Shares issued for services                                           1,012,147                             -
         Shares issued to directors for services                              3,430,788                             -

Note 4.       Loss per Share:

                                                                     Quarter Ended                 Quarter Ended
                                                                    March 31, 2000                March 31, 1999
                                                               -------------------------    ---------------------------

Net loss                                                       $              1,671,138     $                 249,178

Effects of dilutive securities
                                                               -------------------------    ---------------------------
Weighted average shares outstanding                                         26,330,688                   19,073,049
                                                               -------------------------    ---------------------------
Basic and dilutive earnings per share                          $                 (0.06)     $                   (.01)


At March 31, 2000 and 1999, the Company had 463,530 and 2,000,000 warrants outstanding, each convertible into one share of common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects based on the net loss reported for each period.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)

Item II
Part 1

Currently, Hartcourt is involved in Internet joint ventures in Asia to facilitate the expansion of China's first commercial e-trade financial network and wireless Internet Service Provider services. Hartcourt has set as its goal to create the premiere financial portal in the Chinese market by building a network of Internet companies in partnership with young Chinese enterprenuers as well as government owned entities. Its mission is to become one of the leading Internet companies in Asia. With a a vision to create the premier financial portal and financial information technology service provider in Asia, Sinobull was incorporated in the BVI in November 1999 as an investment holding company to consolidate various related businesses acquired by Hartcourt during the period from August 1999 to December 1999. For the purposes of presenting these businesses under a unified and strong brandname, a restructuring exercise is currently underway to consolidate these businesses under Sinobull. Upon completion of the restructuring exercise, Sinobull will operate a premier financial portal on the Chinese Internet with a comprehensive Web site and supporting utilities that will be capable of executing securities transactions on-line in a timely and efficient manner while providing real-time quotes, research, charts and other collateral information regarding stocks, bonds, currencies and other markets in China and other Asian markets.

Hartcourt's future business, including expansion of its current limited operations and acquisition plans requires additional equity and/or debt financing, which may not be available in a timely manner on commercially reasonable terms, or at all. Harcourt's primary objective is to acquire established operating companies with histories of growth and profitability, in order to diversify and create a multi-dimensional Internet service related company.

During 1999, Hartcourt continued its previously implemented plan to acquire operating companies that were in established industries with a history of growth. However, as a result of continued losses, particularly at the Company's Electronic Components and Systems, Inc. subsidiary, Hartcourt recorded significant impairments to its goodwill in 1998. In March, 1999, Hartcourt entered into a series of agreements and transactions that in the aggregate were designed to streamline and restructure the company while dissolving the entities comprising of inactive assets and settle outstanding litigation. As a result of such restructuring, Hartcourt discontinued the operations of Hartcourt Pen and Hartcourt Investments and had a spin-off of Hartcourt's investment in Pego (100%) and ECS (35%).
Hartcourt effectively became an entity with no operations.

Results of Operations:

The operations of Hartcourt for the three months ended March 31, 2000 primarily consisted of operations of FTL and Hartcourt's 35% investment interest in UAC. Operations of Hartcourt Pen and Hartcourt Investments were discontinued at the beginning of 1999, and operations of Pego and ECS were disposed off as a result of spin-off to Enova and the subsequent distribution of Enova as a stock dividend to Hartcourt shareholders.

Net sales and cost of sales: The Company recorded net sales of $348,228 for the first three months ended March 31, 2000 compared to zero for the same period in 1999. Net sales consisted of the sale of financial pagers and the related Internet and telephone services. Cost of sales amounted to $116,541 for the three months ended March 31, 2000 compared to zero for the same period in 1999. Hartcourt did not have any ongoing operations during the first quarter of 1999.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)

Corporate selling, general and administrative (SGA) expenses were $1,804,237 for the three months ended March 31, 2000 compared to $241,775 for the three months ended March 31, 1999. The increase is primarily attributed to additional consulting and legal costs associated with the restructuring of Hartcourt's business, and expenses incurred in brokerage fees in connection with the issuance of warrants raising working capital.

Liquidity and Capital Resources:

Hartcourt's principal capital requirements during the year 2000 are to fund the acquisitions of growth oriented Internet related operating companies in China and Asia. During the three months ended March 31, 2000, Hartcourt raised necessary funds to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

As shown in the accompanying financial statements, Hartcourt incurred net losses of $1,671,138 and $249,178 for the three months ended March 31, 2000 and 1999, respectively. Additionally, Hartcourt's current liabilities exceeded its current assets by $640,201 at March 31, 2000. These factors, as well as negative cash flows from operations, Hartcourt's inability to meet debt obligations and the need to raise additional funds to accomplish its objectives, create substantial doubt about Hartcourt's ability to continue as a going concern.

Hartcourt has taken certain restructuring steps, which in the management's opinion will provide the necessary capital to continue its operations. These steps included: 1) the settlement of certain matters of litigation and disputes;
2) exchange of its interests in Peony Gardens for investment securities which were subsequently exchanged for the investment in GoCall Inc.; 3) completed a private placement with PYR Management, LLC and received $2,743,000 on January 27, 2000; 4) signed a Investment Agreement with Swartz Private Equity, LLC, which agreed to purchase from time to time, up to $35,000,000 Hartcourt shares of common stock. The Investment Agreement with Swartz is still subject to the approval of SEC; 5) raised cash through the issuance of its common shares upon exercise of an equal number of warrants.

Operating activities. During the three months ended March 31, 2000, the Company had a net loss of $1,671,138. Net cash used by operating activities decreased to $288,626 during the three months ended March 31, 2000 compared to $312,453 during the same period in 1999. This is primarily due to the fact that Hartcourt issued its common shares instead to pay for its consulting, legal and brokerage costs.

Investing activities. Net cash used in investing activities during the three months ended March 31, 2000 was primarily due to purchase of property and equipment for $50,747.

Financing activities. Net cash provided by financing activities during the three months ended March 31, 2000 was primarily due to proceeds from issuance of common shares and exercise of options and warrants amounting to $2,818,750 offset by advances to related parties of $1,316,811 and payments on notes payable of $113,718.

As a result of the above activities, the company experienced a net increase in cash of $1,035,597 for the three months ended March 31, 2000. The ability of Hartcourt to continue as a going concern is still dependent on its success in fulfilling its plan of restructuring as outlined above.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                                   (UNAUDITED)

Part II

Item 1.  LEGAL PROCEEDINGS

Charles E. Hogue vs. Hartcourt, Circuit Court of the Ninth Judicial Circuit, Orange County, Florida Case No. CIO-2190

The litigation concerns a claim filed on April 8, 2000 against Hartcourt for breach of contract for alleged fees due to Charles Hogue ("plaintiff") for introductory services. Such fee was set as a percentage of the transaction contemplated and a check of $40,500 for payment in full thereof was tendered to the plaintiff which the plaintiff refused claiming sums far in excess of those agreed to. Hartcourt's legal counsel has interposed a motion to dismiss the suit which is pending before the court and is confident of success in disposition of this matter.

ComericaBank of California ("Comerica") vs. Enova. Et al. Superior Court of California, County of Los Angeles, California. Case No. BC 221594.

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of another entity's ("Pego") alleged obligation on a promissory note that is asserted to be in non-financial default. The plaintiff in that matter may be the subject of a cross-complaint by Hartcourt, which will depend on the evidence disclosed by documents Harcourt has demanded be produced. The complaint alleges that Harcourt executed a guarantee of obligation of Pego (approximately $925,000) which obligation went into non-financial default. Pego expects to be able to settle with plaintiff and such settlement will eliminate Hartcourt's liability. The prospects for the success of those settlement negotiations, as well as the approximately range or amount of any potential loss by Hartcourt, are uncertain at this time.

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

Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                                   (UNAUDITED)

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               27   Financial Data Schedule

          b)   Reports on Form 8-K

               o On February 4, 2000, Hartcourt completed a private placement of 227,445 Units and a class II Warrants to PYR Management LLC for $3,000,000 pursuant to a regulation D Subscription Agreement, File No. 524390. Incorporated herein by reference.

               o On February 8, 2000, Appointment of BDO International as Hartcourt's independent Certified Public Accountants, File No. 530104. Incorporated herein by reference.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Hartcourt Companies, Inc.

Date:     May 15, 2000                  By:  /s/  Dr. Alan V. Phan
                                             ----------------------------------
                                                  Dr. Alan V. Phan
                                                  President & CEO

                                 EXHIBIT INDEX

          27        Financial Data Schedule