Form 10QSB/A
period 2000-03-31
HARTCOURT COMPANIES INC
filed 2000-05-17
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

                                                                           Page

PART 1    FINANCIAL INFORMATION

          Item 1.   Financial Statements

               Consolidated   Balance   Sheets  at  March   31,   2000
               (Unaudited) and December 31, 1999 ..........................

               Consolidated  Statements  of  Operations  for the Three
               months ended March 31, 2000 and 1999 (Unaudited) ...........

               Consolidated  Statements of Shareholder' Equity for the
               Three Months ended March 31, 2000 (Unaudited) ..............

               Consolidated  Statements  of Cash  Flows  for the Three
               months ended March 31, 2000 and 1999 (Unaudited) ...........

               Notes to the Consolidated Financial Statements .............

          Item 2.  Management's  Discussion  and Analysis of Financial
                    Condition And results of Operations ...................

PART II  OTHER INFORMATION

          Item 1. Legal Proceedings .......................................

          Item 2. Changes in Securities ...................................

          Item 3. Defaults upon Senior Securities .........................

          Item 4. Submission of Matters to Vote of Security Holders .......

          Item 5. Other Information .......................................

          Item 6. Exhibits and Reports on Form 8-K ........................

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


            THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                             ---------------------------------------
                                                                                   2000                  1999
                                                                             -----------------     -----------------

Net sales                                                                    $        348,228      $              -

Cost of sales                                                                         116,541                     -
                                                                             -----------------     -----------------

Gross profit                                                                          231,687                     -
                                                                             -----------------     -----------------

Operating expenses
   Selling, general and administrative                                              1,804,237               241,775
   Depreciation and amortization                                                      105,228                     -
                                                                             -----------------     -----------------

Total operating expenses                                                            1,909,465               241,775
                                                                             -----------------     -----------------

Loss from operations                                                               (1,677,778)             (241,775)

Other income (expense):
   Equity in earnings of affiliate                                                    (41,651)                    -
   Interest expense                                                                   (38,249)                    -
   Interest income                                                                      8,231                20,095
   Other expense                                                                        9,007               (27,498)
                                                                             -----------------     -----------------

Total other (expense)                                                                 (62,662)               (7,403)
                                                                             -----------------     -----------------

Loss before minority interest and state income taxes                               (1,740,440)              (249,978)
Loss in subsidiary attributed to minority interest                                     69,302                     -
State income taxes                                                                                              800
                                                                             -----------------     -----------------


Net loss                                                                     $     (1,671,138)     $       (249,178)
                                                                             -----------------     -----------------


Basic and fully diluted loss per common share                                $           (.06)     $           (.01)
                                                                             -----------------     -----------------


Weighted average number of shares outstanding                                      26,330,688            19,073,049
                                                                             -----------------     -----------------

     See accompanying notes to consolidated financial statements.



            THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                                                                  Common
                                                Common Stock              Preferred Stock         Additional       Stock
                                          -------------------------   -------------------------    Paid-In      Subscriptions
              Description                   Shares        Amount        Shares        Amount       Capital      Receivable
----------------------------------------  -----------   -----------   -----------   -----------   -----------   ------------

Balance - December 31, 1999               23,832,152  $     23,833         1,000  $         10  $ 38,895,860  $           -

Issuance of warrants for consulting
  services                                    20,000            20             -             -        22,180              -
Shares issued to investors                   227,445           227             -             -     3,529,719              -
Sale of shares under Regulation S            300,000           300             -             -     1,199,700     (1,000,000)
Shares issued upon exercise of warrants    1,373,075         1,373             -             -        74,379              -
Issuance of warrants for brokerage
  services                                         -             -             -             -       203,545              -
Shares issued to directors for services        2,424             2             -             -        35,998              -
Shares issued to directors in lieu of
  compensation                             1,552,773         1,552             -             -     3,393,235              -
Shares issued in connection with FTL
  acquisition                                254,552           255             -             -       237,451              -
Shares issued for services                       163             1             -             -         3,000              -
Net loss                                           -             -             -             -             -              -
                                          -----------   -----------   -----------   -----------   -----------   ------------

Balance - March 31, 2000                  27,562,584  $     27,563         1,000  $         10  $ 47,595,067  $  (1,000,000)
                                          -----------   -----------   -----------   -----------   -----------   ------------

     See accompanying notes to consolidated financial statements.



            THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 (Cont'd.)


                                              Treasury Stock                           Total
                                           ----------------------    Accumulated    Shareholders'
              Description                   Shares       Amount       Deficit         Equity
---------------------------------------    ---------    ---------    -----------    -----------

Balance - December 31, 1999                1,524,364 $ (1,680,92) $ (36,383,106)   $   855,669

Issuance of warrants for consulting
  services                                        -            -              -         22,200
Shares issued to investors                        -            -              -      3,529,946
Sale of shares under Regulation S                 -            -              -        200,000
Shares issued upon exercise of warrants           -            -              -         75,752
Issuance of warrants for brokerage
  services                                        -            -              -        203,545
Shares issued to directors for services           -            -              -         36,000
Shares issued to directors in lieu of
  compensation                                    -            -              -      3,394,787
Shares issued in connection with FTL
  acquisition                               254,552     (237,706)             -              -
Shares issued for services                        -            -              -          3,001
Net loss                                          -            -     (1,671,138)    (1,671,138)
                                           ---------    ---------    -----------    -----------

Balance - March 31, 2000                   1,778,916  $ (1,918,63) $(38,054,244)   $ 6,649,762
                                           ---------    ---------    -----------    -----------

                                 F-6/A

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

            THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

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

On August 17, 1999, Hartcourt entered into a stock purchase agreement with Financial Telecom Limited, a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. FTL is a financial data bank providing real-time stock quotes and financial information of Hong Kong listed companies as well as information on other international stock exchanges in the U.S. and Europe to institutional and retail investors. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$23.4 million or US$3.0 million, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999 with Hartcourt making total cash payments of $801,860, recorded a payable for $797,140 and issued 1,500,000 shares of its common stock. The stock purchase agreement required a post closing adjustment for any deficiency to be paid to FTL in the event the final closing net worth as of the closing date shall be more than $5,000 over and above the net worth reported in calculating the purchase price. As a result of the post closing adjustment, the purchase price was revised to HK$25,563,842 or US$3,277,412. At December 31, 1999, Hartcourt recorded the increase in purchase price as a result of the post closing adjustment, as a note payable to FTL of $138,706 and a payable for the issuance of 148,512 shares of common stock of Hartcourt. On January 18, 2000, Hartcourt issued 254,552 additional shares of common stock to FTL in settlement of the post closing adjustment. As of May 10, 2000, Hartcourt has paid $750,000 towards its amounts payable to FTL.

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

            THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

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

On December 30, 1996, Hartcourt and American Equities entered into a Warrant Agreement, whereby Hartcourt agreed to issue and sell to American Equities, for the price of $100, a warrant to purchase up to 2,000,000 shares of its common stock, $.01 par value, in connection with the consulting services provided to Hartcourt. American Equities shall have the right to purchase at any time and from time to time prior to December 30, 2002, up to the number of fully paid and non-assessable shares of warrants stock, upon payment of specific exercise price or apply the cashless exercise clause specified in the Agreement. On September 9, 1999, pursuant to Cashless Exercise clause in the Warrant Agreement, American Equity exercised its cashless exercise right and converted 800,000 warrants into 621,674 Hartcourt's common shares without payment of any consideration. On
December 14, 1999, American Equities files a complaint against Hartcourt alleging breach of Warrant Agreement, claiming damages of $30,000,000. The case concerned dispute over whether shares issued under the Warrant Agreement would be issued as restricted shares or free trading shares. An agreement has been reached and the litigation was settled on March 20, 2000. American Equities was allowed to further exercise its cashless exercise right and converted the remaining 1,200,000 warrants into 1,070,075 free trading common shares of Hartcourt without any payment of consideration.

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

            THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

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

On April 19, 2000,  Hartcourt  entered  into a Fee  Agreement  for  Introduction
Services  ("Agreement")  with  Tang Wai  Leong and  Thomas  Kwok,  (collectively referred to as "Introducers") whereby the Introducers will use their best efforts to search for, identify and make known to Hartcourt Internet-related businesses and opportunities for potential acquisition by Hartcourt. In addition, Introducers will seek out sources of funding and search for suitable candidates for employment by Hartcourt in its Chinese operations. Hartcourt agrees to satisfy Introducer's time and expense incurred, up to and including the first acquisition by Hartcourt of an opportunity introduced or arranged by Introducers, by granting to Introducers options to purchase up to 2,500,000 shares of Hartcourt common stock at a price of five dollars fifty cents ($5.50) per share. The option is non-transferable and will expire unless exercised on or before the third anniversary of the date of Agreement. Upon consummation of the introduction by the Introducers and Hartcourt completing the acquisition, Hartcourt agreed to register with the Securities and Exchange Commission under a Form S-8 such shares granted under the option agreement, and shall cause such registration statement to remain effective at all times while Introducer holds the options.

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

The accounting policies followed by the Company are as set forth in the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 1999.


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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                                   (UNAUDITED)

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                                   (UNAUDITED)

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

Item 2.  CHANGES IN SECURITIES

Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                                   (UNAUDITED)

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