Form 10QSB
period 2000-06-30
HARTCOURT COMPANIES INC
filed 2000-08-15
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


     [X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

           For the quarterly period ended: June 30, 2000


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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the restraint was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days: Yes [ X ] No[ ].

     As of June 30, 2000, The Hartcourt Companies, Inc. had 28,443,608 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                                            Yes [  ]                 No [ X ]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                  June 30, 2000
                                                                         Page

PART 1        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets at June 30, 2000
              (Unaudited) and December 31, 1999                          F-3

              Consolidated Statements of Operations
              for the Three Months and Six Months ended
              June 30, 2000 and 1999 (Unaudited)                         F-4

              Consolidated Statements of Shareholders' Equity
              for the Six Months ended June 30, 2000 (Unaudited)         F-5

              Consolidated Statements of Cash Flows for the
              Six Months ended June 30, 2000 and 1999 (Unaudited)        F-7

              Notes to the Consolidated Financial Statements             F-8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        F-21


PART II  OTHER INFORMATION

Item 1.       Legal Proceedings                                          F-24

Item 2.       Changes in Securities                                      F-25

Item 3.       Defaults upon Senior Securities                            F-25

Item 4.       Submission of Matters to Vote of Security Holders          F-25

Item 5.       Other Information                                          F-25

Item 6.       Exhibits and Reports on Form 8-K                           F-25

Signatures                                                               F-26

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
Part I Item 1                                    June 30,          December 31,
                                                    2000                1999
                                           ---------------     ----------------
ASSETS                                       (Unaudited)
Current assets:
 Cash and cash equivalents                   $    569,403    $         331,057
 Accounts receivable, net                          58,674               37,626
 Inventory                                        137,143              127,091
 Notes receivable                                 228,800              228,800
 Prepaid expenses and other                        79,024              129,114
 Due from related parties                         173,206              108,222
                                              -----------     ----------------
Total current assets                            1,246,250              961,910
                                              -----------     ----------------
Property and equipment, net                       791,711              815,085
Investments and advances                        7,948,166            5,554,644
Intangibles, net                                2,092,903            2,206,033
                                              -----------     ----------------
Total assets                                 $ 12,079,030    $       9,537,672
                                              ===========     ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                            $    457,350    $         152,709
 Deferred revenue                                  88,549               78,477
 Notes payable, current portion                   163,804              649,998
 Accrued expenses and other current liabilities   879,642            4,073,504
 Payables to related parties                    1,998,296            2,457,497
                                              -----------     ----------------
Total current liabilities                       3,587,641            7,412,185

Notes payable, net of current portion             588,349              608,184
                                              -----------     ----------------
Total liabilities                               4,175,990            8,020,369
                                              -----------     ----------------
Contingencies
Minority interest                                 489,364              661,634
Shareholders' Equity
  Preferred stock:
     Original preferred stock, $0.01 par value,
      1,000 authorized, issued and outstanding         10                   10
   Common stock, $0.001 par value, 100,000,000
      shares authorized; 30,222,524 shares and
      23,832,152 shares issued and outstanding
      at June 30, 2000 and December 31, 1999       30,223               23,833
   Stock subscription receivable              (13,220,000 )                  -
   Treasury stock, at cost (1,778,916 shares
      and 1,524,364 shares at June 30, 2000
      and December 31, 1999)                   (1,918,634 )         (1,680,928 )
   Additional paid-in capital                  61,456,693           38,895,860
   Accumulated deficit                        (38,934,616 )        (36,383,106 )
                                              -----------     ----------------
Total shareholders' equity                      7,413,676              855,669
                                              -----------     ----------------
Total liabilities and shareholders' equity   $ 12,079,030    $       9,537,672
                                              ===========     ================
See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Three Months               Six Months
                                          Ended June 30,           Ended June 30,
                                      ----------------------   ------------------------
                                          2000        1999        2000          1999
                                     ----------- -----------   -----------   ----------
Net sales                            $   342,213  $        -   $   690,441  $         -

Cost of sales                            115,531            -      232,072            -
                                      ----------   ----------   ----------   ----------
Gross profit                             226,682            -      458,369            -
                                      ----------   ----------   ----------   ----------
Operating expenses:
 Selling, general and administrative   1,091,997      413,385    2,896,234      655,160
 Depreciation and amortization           102,258            -      207,486            -
                                      ----------   ----------   ----------   ----------
Total operating expenses               1,194,255      413,385    3,103,720      655,160
                                      ----------   ----------   ----------   ----------
Loss from operations                    (967,573)    (413,385)  (2,645,351)    (655,160)

Other income (expense):
 Equity in earnings (loss) of              8,734            -      (32,918)     (28,298)
   affiliate
 Interest expense                        (43,705)           -      (81,954)           -
 Interest income                          13,724            -       21,955       20,095
 Other                                     5,480            -       14,488            -
                                      ----------   ----------   ----------   ----------
Total other income (expense)             (15,767)           -      (78,429)      (8,203)
                                      ----------   ----------   ----------   ----------
Loss from continuing operations         (983,340)    (413,385)  (2,723,780)    (663,363)
   before minority interest
Less:  loss in subsidiary                102,968            -      172,270            -
   attributed to minority interest    ----------   ----------   ----------   ----------
Loss before income taxes                (880,372)    (413,385)  (2,551,510)    (663,363)
Income taxes                                   -       (1,355)           -         (555)
                                      ----------   ----------   ----------   ----------
Net loss                             $  (880,372) $  (414,740) $(2,551,510) $  (663,918)
                                      ==========   ==========   ==========   ==========
Basic and fully diluted loss per     $     (0.03) $     (0.02) $     (0.09) $     (0.03)
  common share                        ==========   ==========   ==========   ==========
Weighted average number of shares     27,940,081   19,640,025   27,134,267   19,306,537
  outstanding                         ==========   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            JUNE 30, 2000 (UNAUDITED)

                                                                                                  Additional
                                                Common Stock              Preferred Stock          Paid-In
                                          -------------------------   -------------------------
              Description                   Shares        Amount        Shares        Amount       Capital
----------------------------------------  -----------   -----------   -----------   -----------   -----------
Balance - December 31, 1999               23,832,152  $     23,833         1,000  $         10  $ 38,895,860

Issuance of shares for consulting             20,000            20             -             -        22,180
  services
Shares issued to investors                   227,445           227             -             -     3,529,719
Sale of shares under Regulation S            300,000           300             -             -     1,199,700
Shares issued upon exercise of warrants    1,477,075         1,477             -             -       100,395
Issuance of warrants for brokerage                 -             -             -             -       203,545
  services
Shares issued to directors in lieu of      1,610,460         1,610             -             -     3,508,344
  Compensation and for services
Shares issued in connection with FTL         254,552           255             -             -       237,451
  acquisition
Common stock subscriptions received                -             -             -             -             -
Shares issued for services                       840             1             -             -        11,999
Shares issued upon exercise of options     2,500,000         2,500             -             -    13,747,500
Net loss                                           -             -             -             -             -
                                         -----------   -----------   -----------   -----------   -----------
Balance - June 30, 2000                   30,222,524  $     30,223         1,000  $         10  $ 61,456,693
                                         ===========   ===========   ===========   ===========   ===========

                                                  Common
                                                   Stock                                                   Total
                                               Subscriptions      Treasury Stock         Accumulated    Shareholders'
                                                              ------------------------
              Description                       Receivable      Shares        Amount       Deficit         Equity
----------------------------------------      --------------   ---------- ------------  -------------   -------------
Balance - December 31, 1999                   $           -    1,524,364  $(1,680,928)  $(36,383,106)  $    855,669

Issuance of shares for consulting services                -            -            -              -         22,200

Shares issued to investors                                -            -            -              -      3,529,946
Sale of shares under Regulation S                (1,000,000)           -            -              -        200,000
Shares issued upon exercise of warrants                   -            -            -              -        101,872
Issuance of warrants for brokerage                        -            -            -              -        203,545
  services
Shares issued to directors in lieu of                     -            -            -              -      3,509,954
  Compensation and for services
Shares issued in connection with FTL                      -      254,552     (237,706)             -              -
  acquisition
Common stock subscriptions received               1,000,000            -            -              -      1,000,000
Shares issued for services                                -            -            -              -         12,000
Shares issued upon exercise of options          (13,220,000)           -            -              -        530,000
Net loss                                                  -            -            -     (2,551,510)    (2,551,510)
                                               ------------   ----------   ----------    -----------    -----------
Balance - June 30, 2000                       $ (13,220,000)   1,778,916  $(1,918,634)  $(38,934,616)  $  7,413,676
                                               ============   ==========   ==========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Increase (Decrease) in Cash
                                                     Six Months Ended June 30,
                                                --------------------------------
                                                       2000            1999
                                                ---------------  ---------------
Cash flows from operating activities:
  Net loss                                           $(2,551,510)  $   (663,918)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                        207,486              -
    Changes in minority interest                        (172,270)             -
    Equity in loss of affiliate                           32,918              -
    Stock issued for services                          1,024,695         88,750
    Changes in operating assets and liabilities:
      Accounts receivable                                (21,048)             -
      Inventory                                          (10,052)        13,083
      Prepaid expenses and other                          50,090         28,500
      Accounts payable                                   304,640              -
      Accrued expenses and other current liabilities     316,091         8,233
      Net changes in due to (from) related parties       (64,984)       (15,700)
      Deferred revenue                                    10,072              -
                                                      ----------    -----------
Net cash used by operating activities                   (873,872)      (541,052)
                                                      ----------    -----------
Cash flows from investing activities:
  Proceeds from sale of 35% of ECS                             -      5,400,000
  Proceeds on sale of marketable securities                    -      1,135,607
  Advances to Sino Bull for investment purposes       (2,126,440)             -
  Advance towards eMPACT investment                     (300,000)             -
  Distribution of subsidiaries ownership to shareholders       -       (399,388)
  Purchase of property and equipment                     (70,982)             -
                                                      ----------    -----------
Net cash provided by (used in) investing activities   (2,497,422)     6,136,219
                                                      -----------   -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock               3,273,000             -
   Proceeds on sale of common stock                             -        37,935
   Proceeds on sale of common stock issued to
     directors and officers                                     -       337,445
   Proceeds on loans and lines of credit                   88,853        50,000
   Proceeds on exercise of options and warrants         1,301,870             -
   Redemption of preferred stock                                -    (6,405,000)
   Payments to related parties                           (449,808)            -
   Payments on note payable                              (594,882)            -
   Payments on loans from shareholders                     (9,393)            -
                                                      -----------   -----------
Net cash provided by (used in) financing activities     3,609,640    (5,979,620)

Net increase (decrease) in cash                           238,346      (384,453)

Cash and cash equivalents, beginning of period            331,057       384,453
                                                      -----------   -----------
Cash and cash equivalents, end of period             $    569,403  $          -
                                                      ===========   ===========
See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 (UNAUDITED)

Item 1

Note 1.    Organization and Nature of Operations

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

     Hartcourt Pen was organized under the laws of the State of Nevada in October 1993 to engage in the sale of writing instruments. Hartcourt Pen entered into an Agreement and Plan of Reorganization dated December 1, 1994 with Hartcourt Investments, pursuant to which Hartcourt Investments acquired all of the outstanding shares of Hartcourt Pen. Through January 1999, Hartcourt's operations relating to writing instruments involved the assembly and distribution of writing instruments. In January 1999 Hartcourt discontinued the operations of Hartcourt Investments and Hartcourt Pen, and disposed of all its pen related assets in the United States.

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

     In September 1996, Hartcourt entered into a Sales Agreement with Mandarin Overseas Investment Co., Ltd. ("Mandarin"), an unaffiliated Turks and Caicos chartered company located in Hong Kong, for its undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 35-68, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. Hartcourt paid $3,000,000 in shares of its common stock to Mandarin for its undivided 50% interest in the mineral lease gold lode claims. The number of shares were determined by the average price per share over a 10 day period for the 10 days prior to the execution of this agreement. In September 1996, Hartcourt entered into a Sales Agreement with Promed International Ltd. ("Promed"), an unaffiliated Turks and Caicos chartered company with offices in the British crown colony of Gibraltar, for the purchase of their undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 1-34, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. Hartcourt paid $3,000,000 in shares of its common stock to Promed for its undivided 50% interest in the mineral lease gold lode claims, all shares were issued pursuant to Regulation "S." The number of shares were determined by the average price per share over a 10 day period for the 10 days prior to the execution of this agreement. In July 1998, Hartcourt filed notice upon Mandarin and Promed requesting rescission of the purchase of the Alaska gold mine mineral leases as the sellers failed to provide Hartcourt with the required geological evaluations. On March 8, 1999 Hartcourt entered into a rescission agreement with the sellers, returning the claims and receiving back 1,298,700 shares of Hartcourt common stock.

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

     On October 3, 1997, Hartcourt purchased all of the outstanding shares of Pego and Pego became a wholly owned subsidiary of Hartcourt. Pego, a manufacturer's representative organization for air and gas handling equipment, offers a full line of value added services including distribution, service and manufacturing of custom process equipment packages. The acquisition was accounted for using the purchase method of accounting. In connection with the purchase, Hartcourt paid $500,000 in cash, issued 450,000 shares of restricted common stock, 1,500 shares of Series C redeemable preferred stock, and entered into a non-compete agreement with Pego's majority shareholder and director. The total value of this transaction was approximately $2,300,000.

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

     On August 24, 1998, Harcourt and ECS executed an agreement and plan of merger with Elan Manufacturing, Inc. ("Elan"), a contract manufacturer of electronic components similar to ECS, located in the Silicon Valley, California. Under the terms of the agreement, Elan was merged into and with ECS, thereby ceasing Elan's existence. The merger was effective September 1, 1998, and the purchase price of $616,240 was paid by Hartcourt issuing 724,990 of its common shares to the three selling shareholders based on a value of $0.85 per share.

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

     On August 17, 1999, Hartcourt entered into a stock purchase agreement with FTL, a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. FTL is a financial data bank providing real-time stock quotes and financial information of Hong Kong listed companies as well as information on other international stock exchanges in the U.S. and Europe to institutional and retail investors. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$23.4 million or US$3.0 million, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999 with Hartcourt making total cash payments of $801,860, recorded a payable for $797,140 and issued 1,500,000 shares of its common stock to FTL. The stock purchase agreement required a post closing adjustment for any deficiency to be paid to FTL in the event the final closing net worth as of the closing date shall be more than $5,000 over and above the net worth reported in calculating the purchase price. As a result of the post closing adjustment, the purchase price was revised to HK$25,563,842 or US$3,277,412. At December 31, 1999, Hartcourt recorded the increase in purchase price as a result of the post closing adjustment, as a note payable to FTL of $138,706 and a payable for the issue of 148,512 shares of common stock of Hartcourt. On January 18, 2000, Hartcourt issued 254,552 additional shares of common stock to FTL in settlement of the post closing adjustment. The 1,754,552 shares of common stock issued to FTL are reflected as treasury shares in the accompanying financial statements since FTL is a subsidiary of Hartcourt. As of August 10, 2000, Hartcourt has fully settled its amounts payable to FTL for the acquisition of FTL's shares.

     On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. Subject to verification of total costs to be incurred in erection of FLEX transmission network, design of financial information broadcast system, sourcing, testing and tuning of PDA receiver devices, etc. and signing of formal joint venture agreement, FTL will invest cash by phases to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange of a total of 51% ownership in the joint venture. The transaction is currently under management review and a definitive joint venture agreement is expected to be finalized by August 31, 2000.

     On June 20, 1999, Hartcourt entered into an agreement with Beijing UAC Stock Trading Online Co., Ltd. ("UAC Trading") to form a joint venture company under the laws of China. The name of the joint venture company is Beijing UAC Stock Exchange Online Co. Ltd. ("UAC"). UAC operates the first and only nationwide online securities trading network, UAC 162 Network, connecting investors with their stock brokerage offices via China Pac. China Pac is the nationwide packet switched network in China owned by China Telecom since 1991. UAC 162 Network consists of proprietary server software and user interface, servers, gateways and other communication hardware. Under the terms of the agreement, for a 35% interest in UAC, Hartcourt agreed to invest $1,000,000 in UAC, pay $1,700,000 to the owners of UAC Trading and transfer 1,000,000 common shares of Hartcourt to UAC. 200,000 of these common shares will be transferred to UAC Trading for an existing loan of $200,000 and 800,000 common shares are still to be issued and will be recorded as a loan from Hartcourt to UAC upon issuance. On August 9, 1999, Hartcourt and UAC Trading agreed to convert the Hartcourt loan of $200,000 into an option to purchase an additional 15% interest in UAC from UAC Trading. Hartcourt exercised its option to convert the loan to UAC for an additional 15% interest in UAC making Hartcourt's total investment interest in UAC to 50%. The transaction is to be effective by August 31, 2000.

     On December  30,  1996,  Hartcourt  and  American  Equities  entered into a

Warrant Agreement, whereby Hartcourt agreed to issue and sell to American Equities, for the price of $100, a warrant to purchase up to 2,000,000 shares of its common stock, $.01 par value, in connection with the consulting services provided to Hartcourt. American Equities shall have the right to purchase at any time and from time to time prior to December 30, 2002, up to the number of fully paid and non-assessable shares of warrants stock, upon payment of specific exercise price or apply the cashless exercise clause specified in the Agreement. On September 9, 1999, pursuant to Cashless Exercise clause in the Warrant Agreement, American Equity exercised its cashless exercise right and converted 800,000 warrants into 621,674 Hartcourt's common shares without payment of any consideration. On December 14, 1999, American Equities filed a complaint against Hartcourt alleging breach of Warrant Agreement, claiming damages of $30,000,000. The case concerned dispute over whether shares issued under the Warrant Agreement would be issued as restricted shares or free trading shares. An agreement was reached and the litigation was settled on March 20, 2000. American Equities was allowed to further exercise its cashless exercise right and converted the remaining 1,200,000 warrants into 1,070,075 free trading common shares of Hartcourt without any payment of consideration.

     In November 1999, Sino Bull Group ("Group") was formed with the intention to consolidate various related businesses acquired or expected to be acquired by Hartcourt or Sino Bull.com Inc. For the purposes of presenting these businesses under a unified structure and strong brand name, a restructuring of the Group will result in consolidating these businesses under Sino Bull.com. Inc, the holding company of the Group that was incorporated in British Virgin Islands. The mission of the Group is to become the premier e-commerce network service provider (providing financial information and related technology services) to investors and financial institutions in Greater China. Hartcourt intends to transfer its ownership interests in UAC and FTL into Sino Bull.com Inc. during calendar year 2000 in exchange for certain equity interest in Sino Bull.com Inc.

     On December 23, 1999, Hartcourt entered into an agreement with GoCall Inc. ("GoCall"), a Delaware corporation, to form a strategic alliance for the common interest of the respective corporations, including but not limited to the development of GoCall's Internet related development-stage businesses and software. GoCall agreed to give Hartcourt 1,000,000 shares of its convertible preferred stock. Each share of convertible preferred stock is convertible into 10 shares of common stock (restricted under Rule 144 for 12 months). In return, Hartcourt agreed to give GoCall all of the marketable securities received from Dragon King which are carried at $5.0 million plus 192,000 shares of common stock of ECS. Hartcourt withheld 192,000 shares of common stock of ECS, valued at $196,358 at the date of closing on December 29, 1999 and this was recorded as payable to GoCall at December 31, 1999. The GoCall convertible preferred stock has subsequently been valued at $2,500,000. Accordingly, Hartcourt has recorded an impairment of $2,696,358 against the marketable securities for the year ended December 31, 1999. Hartcourt has the option to appoint three out of the five directors of GoCall. As of August 10, 2000, Hartcourt has not appointed any directors to the GoCall Board and has not exercised any control on GoCall's operations.

Recent Events

     No assurance can be given that Term Sheets and Heads of Agreements will result in actual agreements or that the terms of the agreements will not be significantly changed, or that any of the financing needs to consummate the agreements discussed below will be successfully completed.

     Hartcourt's partners in the joint ventures discussed below are expecting Hartcourt to provide two key elements in these joint ventures: Internet technology and investment capital. Hartcourt management, which has recently hired individuals with extensive experience and expertise in relevant industry sectors, intends to provide Internet technology by merging with or acquiring companies already active in these businesses. On the financial side, Hartcourt plans to raise substantial funds necessary to carry out the plans of its venture partners by selling its own common shares to selected investors/partners and bringing in partners whose contributions to each joint venture will include the necessary cash contributions. If Hartcourt is not able to raise the necessary funds indicated in the agreements, the agreements will need to be modified or cancelled.

     Beijing Innostar Hi-Tech Enterprises, Ltd. ("Innostar") - On October 20, 1999, Hartcourt signed a Joint Venture Agreement with Innostar to establish a wireless nationwide Internet service provider network and IP phone services in China via a Chinese satellite. The total amount of investment in the joint venture company will be $24.0 million of which $14.0 million will be contributed by Innostar for 65% ownership interest and $10.0 million by Hartcourt for 35% ownership interest. The profits and losses of the joint venture company will be distributed in accordance with their ownership interest ratios. The duration of the Joint Venture Agreement is fifteen (15) years. The date of official establishment of the joint venture company shall be the date the business license is issued. As of August 10, 2000 Hartcourt is waiting for the approval and grant of the business license. Hartcourt will need to raise the funds needed to complete this transaction.

     eSAT, Inc. ("eSAT") - On November 29, 1999, Hartcourt signed a Term Sheet with eSAT to create a strategic alliance through the exchange of their common shares to establish a wireless Internet service provider and IP phone network in China. In a private placement, Hartcourt will purchase 2,000,000 restricted common shares of eSAT. eSAT will also grant Hartcourt an option to purchase an additional 2,000,000 restricted common shares of eSAT at the exercise price of $4.00 per share subject to customary anti-dilution provisions and exercisable for a three year period. Fully exercised, it will represent 20% ownership in eSAT. In exchange, Hartcourt will issue 1,000,000 of its restricted common shares to eSAT. All the shares and options will be placed in an escrow with a mutually agreed agent. The operation was expected to start in late April 2000. If by April 30, 2000, eSAT was not able to obtain a satisfactory exclusive supply contract with the Innostar Joint Venture, either party may void the agreement, and the escrow agent will be instructed to return the shares and options to the respective parties. The parties did not open the escrow and have mutually agreed to terminate the agreement immediately.

     Beijing Shangdi Net Technologies Center Co., Ltd. ("Shangdi") - On December 18, 1999, Sino Bull signed a Term Sheet Agreement with Shangdi to form a new corporation in Beijing. Sino Bull shall have 40% interest and Shangdi shall have 60% interest in the new corporation. On April 12, 2000, Sino Bull signed a Term Sheet Agreement with Shangdi revising the terms of the Term Sheet Agreement signed on December 18, 1999. The terms of the revised agreement required Sino Bull to pay Shangdi US$670,000 being the consideration of all tangible and intangible assets in relation to Shangdi's computer network information services excluding cash and debts and 33.84% shares of Hua Xia Information Company Limited; invest US$1,000,000 to a newly formed company Sinobull Network Inc., a corporation registered in Beijing, for its working capital needs; 140,000 restricted common shares of Hartcourt to Shangdi and 60,000 restricted common shares of Hartcourt to Sinobull Network, Inc. In exchange, Shangdi agreed to transfer without any pledge and debt, all tangible and intangible assets in relation to computer network information services to Sinobull Network, Inc.; transfer to Hartcourt 40% of the ownership interest in Tian Di Hu Lian Technologies, Ltd, a BVI corporation, holding the interest for the shareholders of Shangdi. After the above transfers, Shangdi shall be entitled to own 18% of total shares of Sino Bull. As of August 10, 2000, Sino Bull has paid cash consideration of $1,000,000 towards the purchase of Shangdi. The $1,000,000 was advanced by Hartcourt to Sino Bull. These transactions have not been consummated as of August 10, 2000.

     StreamingAsia.Com Ltd. ("StreamingAsia") - On April 14, 2000, Hartcourt announced that Sino Bull signed a Subscription and Shareholders' Agreement ("Agreement") relating to StreamingAsia, whereby Sino Bull agreed to subscribe all of the issued and outstanding fully paid shares of StreamingAsia for HK$7,000,000 (approximately US$897,500). The terms of payment included HK$500,000 (approximately US$64,100) payable in cashier's check upon signing of the Agreement; at the option of Sino Bull, HK$1,500,000 (approximately US$192,300) payable in cash or Sino Bull delivering such number of shares of Hartcourt within 14 days after signing the Agreement; HK$500,000 (approximately US$64,100) payable in cash within 30 days from the date of the Agreement; HK$1,000,000 (approximately US$128,200) payable in cash within 60 days from the date of the Agreement; HK$1,000,000 (approximately US$128,200) payable in cash within 90 days of the date of the Agreement; and HK$2,500,000 (approximately US$320,600) within 120 days from the date of the Agreement. Sino Bull will appoint two members to the Board of Directors of StreamingAsia. Together with the existing two directors, the new board shall consist of four directors. As of August 10, 2000, Sino Bull has completed the acquisition of StreamingAsia and paid the cash consideration of $897,500. The $897,500 was advanced by Hartcourt to Sino Bull.

     Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao") - On December 1, 1999, Sino Bull signed a Term Sheet Agreement with Guo Mao whereby Guo Mao agreed to issue new shares for a total proceeds of $1,000,000 which will represent 50% of the expanded capital of Guo Mao. Sino Bull agreed to subscribe for all the new shares issued by Guo Mao. On May 16, 2000, Sino Bull and Hopeful Internet Technologies Limited ("Hopeful") entered into an agreement whereby Hopeful, an investment holding company incorporated in the British Virgin Islands, will acquire through its wholly-owned subsidiary Shanghai Sinobull Financial Information Company Limited, all of the operating assets and business of Guo Mao. To finance this acquisition, Hopeful will issue new shares to Sino Bull equal to 40% of the expanded capital of Hopeful for a total consideration of $1,000,000. The terms of payment by Sino Bull for the purchase of new shares will be: $200,000 in cash upon signing of the agreement; $150,000 in cash within 30 days of signing of the agreement; $150,000 in cash within 60 days of signing of the agreement; and $500,000 within 30 days after signing of the agreement in shares of Hartcourt based on the average closing price in the last 7 trading days before payment, or in shares of Sino Bull based upon the valuation to be agreed on by the parties. Sino Bull will appoint not more than five directors to the board of Guo Mao. Together with the existing five directors, the new board shall consist of not more than ten directors. The transactions are expected to close by August 31, 2000.

     Swartz Private Equity, LLC ("Swartz") - Swartz is an investment entity focused on equity investments in Internet and other high technology companies. On November 3, 1999, Hartcourt signed an Investment Agreement with Swartz.

Swartz agreed to purchase from Hartcourt, from time to time, shares of Hartcourt's common stock, as part of an offering of common stock by Hartcourt to Swartz, for a maximum aggregate offering amount of $25,000,000. These fundings will be used to satisfy Hartcour's working capital requirements for the year 2000 and complete acquisitions of Internet related operations. On January 5, 2000, Hartcourt and Swartz agreed to increase the equity line funding to $35,000,000 due to the planned acquisitions of Internet operations in China. Hartcourt is currently preparing to file a form SB-2 Registration document with SEC to register additional common shares for issuance to Swartz. Once approved by SEC, Swartz has the obligation to purchase these shares at the market price less 10 percent discount during the next 24 months.

     eMPACT Solutions, Inc. ("eMPACT") - On February 9, 2000, Hartcourt entered into a Stock Purchase Agreement Term Sheet to purchase 30% of the authorized and outstanding shares of eMPACT's new shares of common stock. The purchase price was agreed to be $2,000,000, payable $1,000,000 in cash at the date of closing, and the remainder $1,000,000 in cash within ninety days of closing. In the event that eMPACT shall fail to meet the revenues projections for the fiscal year 2000, Hartcourt shall receive an additional one percent of the shares of eMPACT for every percent that revenue does not meet the projections for revenue to a maximum of an additional twenty percent. On April 10, 2000, Hartcourt paid a consideration of $300,000 as an advance towards the purchase price of eMPACT shares. Hartcourt is currently negotiating to finalize the remaining investment.

     Shenzhen China Cable Integrated Network Co. Ltd. ('SCIC") - On February 25, 2000, Hartcourt signed a Letter of Intent with Shenzhen Sinlan Investment Co., Ltd. to jointly invest in SCIC. No terms have been reached, and a definitive agreement to form a joint venture company is currently being delayed pending the implementation of the WTO (World Trade Organization) agreement. SCIC operates an exclusive television and cable network in the capital city of Chengdu. SCIC is planning an expansion program to add subscribers and to modernize the existing system and make it a showcase cable system with interconnecting data transmission via a network of satellite and cable transmission.

     Heads of Agreement: On April 8, 2000, Hartcourt entered into Heads of Agreement ("Agreement") with DF Ltd., Loughborough Ltd., and Express Internet Investment Ltd. (collectively, "the Management") and a fourth investor to form a joint venture company for the commercial exploitation of the Publication Rights of the internet and production of the content of the website in respect of the laws of China. Hartcourt is currently having discussions with three possible investors and is trying to recruit one of these investors to be the fourth investor. The Agreement does not require Hartcourt to bring on board the fourth investor and there are no guarantees that Hartcourt will be successful in recruiting the fourth investor. Per the terms of the Agreement, both Hartcourt and the fourth investor's obligation are to invest US$2,000,000 each, in the joint venture company for 25% ownership interest and share the responsibility in providing funding, finance and technological support. The obligation of Hartcourt and the fourth investor is to provide funding as working capital for the joint venture company subject to the conditions precedent that the joint venture company shall have entered into an agreement with the relevant parties in China for the commercial exploitation of the Publication Rights on the Internet and the website. Each of the investors shall within 14 days of entering into such agreement by the joint venture company, pay a sum of US$1,000,000, making a US$2,000,000 being the 1st Tranche of the working capital; within three
(3) months thereafter pay another sum of US$1,000,000, making a US$2,000,000 being the 2nd Tranche of the working capital for the remaining portion of their investment. Production of the website shall commence upon the payment in full of the 1st Tranche by the investors to the joint venture company and the appropriate production costs being made available to the parties responsible for production. The joint venture company is currently negotiating agreements with the relevant parties in China and has not been granted approval for the commercial exploitation of the Publication Rights on the Internet and the website. Therefore, as of August 10, 2000, Hartcourt has no payment obligations under this Agreement.

     Fee Agreement for Introduction Services: On April 19, 2000, Hartcourt entered into a Fee Agreement for Introduction Services ('Agreement") with Tang Wai Leong and Thomas Kwok, (collectively referred to as "Introducers") whereby the Introducers will use their best efforts to search for, identify and make known to Hartcourt Internet-related business and opportunities for potential acquisition by Hartcourt. In addition, Introducers will seek out sources of funding and search for suitable candidates for employment by Hartcourt in its Chinese operations. Hartcourt agrees to satisfy Introducers time and expense incurred, up to and including the first acquisition by Hartcourt of an opportunity introduced or arranged by Introducers, by granting to Introducers options to purchase up to 2,500,000 shares of Hartcourt common stock at a price of Five Dollars and Fifty Cents ($5.50) per share. The option is non-transferable and will expire unless exercised on or before the third anniversary of the date of Agreement. Upon consummation of the introduction by the Introducers and Hartcourt completing the acquisition, Hartcourt agreed to register with the Securities and Exchange Commission under a Form S-8 such shares granted under the option agreement, and shall cause such registration statement to remain effective at all times while Introducers holds the options.

     The Introducers have introduced to Hartcourt a potential acquisition opportunity and Hartcourt signed the necessary documents to consummate the purchase of an entity (Shenzhen Rayes Group Limited) on April 27, 2000. The Introducers have subsequently exercised their option to acquire 2,500,000 shares of Hartcourt common stock. On May 8, 2000, in accordance with the terms of the Agreement, Hartcourt filed a Form S-8 to register with the Securities and Exchange Commission the 2,500,000 options granted to the Introducers under the Agreement.

     Shenzhen Rayes Group Limited ("Shenzhen"): On April 27, 2000, Hartcourt signed a Stock Purchase Agreement Term Sheet with Shenzhen to form a new entity of which Hartcourt desires to purchase fifty-one percent (51%) of the outstanding shares of the capital stock and Shenzhen agrees to retain the remaining forty-nine percent (49%) of the outstanding shares. Shenzhen being the sole owner all of rights, title and interest in an operating company desires to contribute fifty-one percent (51%) of its share to the new entity. The transaction is to close no later than 45 days following the execution of this Agreement during which time all due diligence shall be completed, which includes evaluation of the third party and the operating company by Morgan Stanley, a legal opinion of counsel as to the acceptability of the proposed structure of Hartcourt's acquisition of fifty-one percent (51%) of new entity, financial reviews, et al. The purchase price shall be not less than US$50,000,000 in cash and not exceeding US$76,000,000 (including US$50,000,000 in cash together with marketable shares of up to US$26,000,000 in value). The terms of the Agreement required: a) Hartcourt to deposit $10,000,000 in an escrow account no later than April 28, 2000 upon complete execution of the Agreement; b) upon completion of all of its due diligence, including evaluation by Morgan Stanley and confirmation by legal counsel as to acceptable structure, Hartcourt shall deposit such additional funds as shall be determined as required in conformity with the value established by Morgan Stanley. On April 28, 2000, Hartcourt entered into an agreement with another third party who opened the escrow with a letter of credit and deposited $10,000,000 on behalf of Hartcourt. As of August 10, 2000, the term of the escrow has expired and the parties have mutually agreed to extend the term of the Agreement to complete the due diligence by October 31, 2000. Hartcourt is currently performing its own due diligence and plans to complete the transaction. However, the terms of the agreement, including the amounts involved, may be significantly modified.

     Sino Bull.Com Inc. ("Sino Bull") - On May 1, 2000, Hartcourt and Sino Bull entered into an Exchange Agreement and agreed to exchange shares of interests Hartcourt has in certain related businesses for Sino Bull common stock. The terms of Agreement required Sino Bull to exchange forty-eight (48%) percent of its common stock (par value @ $1.00) for all of Hartcourt's ownership interests in the following companies: a) 58.53% of Financial Telecom Limited; 50% of Beijing UAC Stock Exchange Online Co Ltd.; c) 40% of Shangdi; d) 50% of StreamingAsia; e) 50% of GuoMao. The Agreement required Sino Bull to form an eleven (11) member Board of Directors group with Hartcourt to appoint six (6) members and Sino Bull to appoint five (5) members. The transaction closed on May 1, 2000 and the parties mutually agreed to make it effective by August 31, 2000. As a result of this restructure, Sino Bull will become an investment holding company and an affiliate of Hartcourt. Hartcourt is currently reviewing the structure of operations of Sino Bull under the laws of China and Hong Kong and proposes to finalize the structure by the end of September 2000.

     Koffman Securities Limited ("Koffman"): On June 12, 2000, Hartcourt entered into a Stock Purchase Agreement Term Sheet with Koffman, a securities brokerage firm, to purchase 30% of the expanded capital stock of Koffman for HK$22,285,000 (approximately US$2,857,050). The transaction shall close no later than 60 days following the execution of the Agreement during which time all due diligence shall have been completed, which shall include but not be limited to an evaluation of Koffman by the auditors, appraisers and legal counsel appointed by Hartcourt for this purpose and a legal opinion of its counsel as to the acceptability of the proposed structure of Hartcourt's acquisition of 30% of Koffman, financial reviews, and other usual and customary due diligence. The purchase price shall be payable as follows: 3/4 of the purchase price shall be payable upon execution of a definitive agreement to purchase and sell by both parties based upon completion of all of its due diligence, including evaluation and appraisal and confirmation by legal counsel as to the acceptability of the proposed structure of Hartcourt's acquisition of 30% of Koffman; and 3/4 of the purchase price payable in three successive equal monthly installments. The net asset value of Koffman of approximately HK$52 million (approximately US$6,666,667) as at March 31, 2000 was agreed to be the benchmark. The consideration to be paid for Koffman is subject to adjustment after the result of an independent audit by the auditors and appraisal of the net asset value of Koffman within the time set forth above with the adjusted net asset value of Koffman not being greater than HK$52 million. Hartcourt is currently performing its due diligence review and both the parties have mutually agreed to extend the due diligence review of Hartcourt, and plans are to close the transaction by September 30, 2000.

     Shanghai Wind Information Company, Limited ("Wind"): On June 23, 2000, Hartcourt signed a Stock Purchase Agreement Term Sheet with Wind, a financial data service company, to purchase 40% of the expanded capital stock of Wind, excluding its insurance operations, for $4,000,000. The purchase price shall be payable as follows: $500,000 in cash to be used for Wind business expansion upon completion of all due diligence by Hartcourt no later than August 15, 2000;

$1,500,000 in cash shall be payable within 15 days upon obtaining approval of the Stock Purchase Agreement by the relevant government authorities; and the remaining $2,000,000 shall be paid in Hartcourt common stock which shall be valued at the bid price on the date of closing, such date to be determined by Wind after the execution of the agreement. It was further mutually agreed that six months after the date of closing, Wind shall have the option to exchange one-half of the Hartcourt common shares it received from Hartcourt for cash of $1,000,000 based on the same valuation of the shares as was used on the date of closing. Hartcourt is currently performing its due diligence review on the operations of Wind and has not made any payments as of August 10, 2000.

Note 2.    Basis of Presentation

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

     In the  opinion of  management,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of The Hartcourt Companies, Inc. and Subsidiaries as of June 30, 2000 and December 31, 1999, and the results of their operations and their cash flows for the six months ended June 30, 2000 and 1999. The financial statements for the three months and six months ended June 30, 2000 are consolidated to include the accounts of The Hartcourt Companies and its 58.53% owned subsidiary Financial Telecom Limited, and its 35% owned equity investment in Beijing UAC Stock Exchange Online Co. Ltd. The financial statements for the three months and six months period ended June 30, 1999 include only the accounts of The Hartcourt Companies, Inc. The operations of Hartcourt Pen and Hartcourt Investments were discontinued in January 1999 and Hartcourt's investment in Pego Systems, Inc. and Electronic Components and Systems, Inc. was spun-off to Enova effective March 1, 1999 and distributed as stock dividend.

     The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

     Certain 1999 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

     The accounting policies followed by the Company are set forth in Note A. to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 1999.

Note 3.    Supplemental Disclosure of Non-Cash Financing Activities
                                               Six Months          Six Months
                                                 Ended               Ended
                                             June 30, 2000       June 30, 1999
                                           ----------------   -----------------
Cash paid for:
   Interest                                 $     43,705      $               -
   Taxes                                               -                  1,355
                                            ------------      -----------------
Non-cash operating and financing activities:
   Shares issued to director in liquidation $  3,509,954      $               -
     of payable
   Preferred stock issued for dividends                -                270,000



Note 4.    Loss per Share

                                          Three Months  Three Months    Six Months       Six Months
                                              Ended        Ended           Ended           Ended
                                             June 30,     June 30,        June 30,        June 30,
                                               2000         1999            2000            1999
                                          -------------  -------------  -------------   -------------

Net loss                                  $    880,372   $    414,740   $  2,551,510     $    663,918

Effects of dilutive securities
                                           -----------    -----------    -----------      -----------

Weighted average shares outstanding         27,940,081     19,640,025     27,134,267       19,306,537
                                           ===========    ===========    ===========      ===========

Basic and dilutive earnings per share     $      (0.03)  $      (0.02)  $      (0.09)     $      (.03)
                                           ===========    ===========    ===========       ==========

     At June 30, 2000 and 1999, the Company had 483,530 and 2,000,000 warrants and options outstanding, each exercisable into one share of common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects based on the net loss reported for each period.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 (UNAUDITED)
Note 5. Litigation

Charles E. Hogue vs. Hartcourt. Circuit Court of the Ninth Judicial Circuit, Orange County, Florida Case N. C10-2190

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                            JUNE 30, 2000 (UNAUDITED)

Part I
Item 2

     Currently, Hartcourt is involved in Internet joint ventures in Asia to facilitate the expansion of China's first commercial e-trade financial network and wireless Internet Service Provider services. Hartcourt has set as its goal to create the premiere financial portal in the Chinese market by building a network of Internet companies in partnership with young Chinese entrepreneurs as well as government owned entities. Its mission is to become one of the leading Internet companies in Asia. With a vision to create the premier financial portal and financial information technology service provider in Asia, Sino Bull was incorporated in the BVI in November 1999 as an investment holding company to consolidate various related businesses acquired by Hartcourt during the period from August 1999 to December 1999. For the purposes of presenting these businesses under a unified and strong brandname, a restructuring exercise is currently underway to consolidate these businesses under Sino Bull. Upon completion of the restructuring exercise, Sino Bull will operate a premier financial portal on the Chinese Internet with a comprehensive Web site and supporting utilities that will be capable of executing securities transactions on-line in a timely and efficient manner while providing real-time quotes, research, charts and other collateral information regarding stocks, bonds, currencies and other markets in China and other Asian markets.

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

Results of Operations:

     The operations of Hartcourt for the three months and six months ended June 30, 2000 primarily consisted of operations of FTL and Hartcourt's 35% investment interest in UAC. Operations of Hartcourt Pen and Hartcourt Investments were discontinued at the beginning of 1999, and operations of Pego and ECS were disposed off as a result of spin-off to Enova and the subsequent distribution of Enova as a stock dividend to Hartcourt shareholders.

     Net sales and cost of sales: The Company recorded net sales of $342,213 and

$690,441 for the three months and six months ended June 30, 2000 compared to zero for the same periods in 1999. Net sales consisted of the sale of financial pagers and the related Internet and telephone services. Cost of sales amounted to $115,531 and $232,072 for the three months and six months ended June 30, 2000 compared to zero for the same periods in 1999. Hartcourt did not have any ongoing operations during the first and second quarters of 1999.

     Corporate selling, general and administrative (SGA) expenses were $1,091,997 and $2,896,234 for the three months and six months ended June 30, 2000 compared to $413,385 and $655,160, respectively for the same periods in 1999. The increase is primarily attributed to additional consulting and legal costs associated with the restructuring of Hartcourt's business, and expenses incurred in brokerage fees in connection with the issuance of warrants raising working capital.

Liquidity and Capital Resources:

     Hartcourt's principal capital requirements during the year 2000 are to fund the acquisitions of growth oriented Internet related operating companies in China and Asia. During the six months ended June 30, 2000, Hartcourt has raised necessary funds to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

     As shown in the accompanying financial statements, Hartcourt incurred net losses of $2,551,510 and $663,918 for the six months ended June 30, 2000 and 1999, respectively. Additionally, Hartcourt's current liabilities exceeded its current assets by $2,341,391 at June 30, 2000. These factors, as well as negative cash flows from operations, Hartcourt's inability to meet debt obligations and the need to raise additional funds to accomplish its objectives, create substantial doubt about Hartcourt's ability to continue as a going concern.

     Hartcourt has taken certain restructuring steps, which in the management's opinion will provide the necessary capital to continue its operations. These steps included: 1) the settlement of certain matters of litigation and disputes;
2) exchange of its interests in Peony Gardens for investment securities which were subsequently exchanged for the investment in GoCall Inc.; 3) completed a private placement with PYR Management, LLC and received $2,743,000 on January 27, 2000; 4) signed a Investment Agreement with Swartz Private Equity, LLC, which agreed to purchase from time to time, up to $35,000,000 Hartcourt shares of common stock. The Investment Agreement with Swartz is still subject to the approval of SEC; 5) raised $1,301,870 in cash through the issuance of its common shares upon exercise of an equal number of warrants.

     Operating activities. During the six months ended June 30, 2000, the Company had a net loss of $2,551,510. Net cash used by operating activities increased to $873,872 during the six months ended June 30, 2000 compared to $541,052 during the same period in 1999. This is primarily due to the funding of increase in losses.

     Investing activities. Net cash used in investing activities during the six months ended June 30, 2000 was primarily due to advancing $300,000 towards the purchase of eMPACT, advances to Sino Bull for investment purposes of $2,126,440, and purchase of property and equipment for $70,982.

     Financing activities. Net cash provided by financing activities during the six months ended June 30, 2000 was primarily due to proceeds from issuance of common shares and exercise of options and warrants amounting to $4,574,870 offset by advances to related parties of $449,808 and payments on notes payable of $594,882.

     As a result of the above activities, the company experienced a net increase in cash of $238,346 for the six months ended June 30, 2000. The ability of Hartcourt to continue as a going concern is still dependent on its success in obtaining additional financing and fulfilling its plan of restructuring as outlined above.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                OTHER INFORMATION
                            JUNE 30, 2000 (UNAUDITED)

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                OTHER INFORMATION
                            JUNE 30, 2000 (UNAUDITED)


Item 2.    CHANGES IN SECURITIES

Not applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits - None

         b)   Reports on Form 8-K

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                OTHER INFORMATION
                            JUNE 30, 2000 (UNAUDITED)

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.


                                                 The Hartcourt Companies, Inc.

Date: August 11, 2000                            By: /s/  Dr. Alan V. Phan
                                                     ---------------------
                                                     Dr. Alan V. Phan
                                                     President & CEO