Form 10QSB
period 2000-09-30
HARTCOURT COMPANIES INC
filed 2000-11-29
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


     [X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

           For the quarterly period ended: September 30, 2000


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

As of September 30, 2000, The Hartcourt Companies, Inc. had 60,504,024 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                                            Yes [  ]                 No [ X ]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                               September 30, 2000
                                                                                                               Page

PART 1        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets at September 30, 2000 (Unaudited)
              and December 31, 1999                                                                             F-3

              Consolidated Statements of Operations for the Three Months and Nine Months ended
              September 30, 2000 and 1999 (Unaudited)                                                           F-4

              Consolidated Statements of Shareholders' Equity for the Nine Months ended
              September 30, 2000 (Unaudited)                                                                    F-5 - F-6

              Consolidated Statements of Cash Flows for the Nine Months ended
              September 30, 2000 and 1999 (Unaudited)                                                           F-7

              Notes to the Consolidated Financial Statements                                                    F-8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                        F-25


PART II  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                F-28

Item 2.       Changes in Securities                                                                            F-29

Item 3.       Defaults upon Senior Securities                                                                  F-29

Item 4.       Submission of Matters to Vote of Security Holders                                                F-29

Item 5.       Other Information                                                                                F-29

Item 6.       Exhibits and Reports on Form 8-K                                                                 F-29

Signatures                                                                                                     F-30

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
Part I
Item 1
                                                                                 September 30,     December 31,
                                                                                     2000              1999
                                                                                --------------   --------------
ASSETS                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                     $    310,303    $    331,057
   Accounts receivable, net                                                            60,184          37,626
   Inventory                                                                           51,246         127,091
   Notes receivable                                                                     3,800         228,800
   Prepaid expenses and other                                                         187,300         129,114
   Due from related parties                                                           260,222         108,222
                                                                                 ------------    ------------
Total current assets                                                                  873,055         961,910
                                                                                 ------------    ------------
Property and equipment, net                                                           560,880         815,085
Investments and advances                                                            7,690,627       5,554,644
Intangibles, net                                                                    2,036,338       2,206,033
                                                                                 ------------    ------------
Total assets                                                                     $ 11,160,900    $  9,537,672
                                                                                 ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $    441,561    $    152,709
   Deferred revenue                                                                    67,973          78,477
   Notes payable, current portion                                                      74,951         649,998
   Accrued expenses and other current liabilities                                     899,506       4,073,504
   Payables to related parties                                                      1,977,147       2,457,497
                                                                                 ------------    ------------
Total current liabilities                                                           3,461,138       7,412,185
Notes payable, net of current portion                                                 578,615         608,184
                                                                                 ------------    ------------
Total liabilities                                                                   4,039,753       8,020,369
                                                                                 ------------    ------------
Contingencies
Minority interest                                                                     247,692         661,634
Shareholders' Equity
   Preferred stock:  Original preferred stock,
     $0.01 par value, 1,000 authorized, issued and outstanding                             10              10
   Common stock, $0.001 par value, 100,000,000 shares authorized; 60,504,024 shares and 47,664,304 shares issued and outstanding at September 30, 2000
     and December 31, 1999                                                             60,504          47,666
   Stock subscription receivable                                                  (10,900,000            --
   Treasury stock, at cost (3,557,832 shares and 3,048,728 shares at September
     30, 2000 and December 31, 1999)                                               (1,918,635      (1,680,928
   Additional paid-in capital                                                      61,296,954      38,872,027
   Accumulated deficit                                                            (41,665,378     (36,383,106
                                                                                 ------------    ------------
Total shareholders' equity                                                          6,873,455         855,669
                                                                                 ------------    ------------
Total liabilities and shareholders' equity                                       $ 11,160,900    $  9,537,672
                                                                                 ------------    ------------
          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended September       Nine Months Ended September 30,
                                                                  30,
                                                     ------------------------------    ----------------------------------
                                                         2000             1999             2000                1999
                                                     -------------    -------------    -------------      ---------------
Net sales                                            $    333,641     $          -     $  1,024,081       $            -

Cost of sales                                             271,448                -          503,520                    -
                                                     -------------    -------------    -------------      ---------------
Gross profit                                               62,193                -          520,561                    -
                                                     -------------    -------------    -------------      ---------------
Operating expenses:
   Selling, general and administrative                    715,863          304,710        3,612,095              959,870
   Depreciation and amortization                           99,980                -          307,466                    -
   Impairments                                          2,217,745                -        2,217,745                    -
                                                     -------------    -------------    -------------      ---------------
Total operating expenses                                3,033,588          304,710        6,137,306              959,870
                                                     -------------    -------------    -------------      ---------------
Loss from continuing operations                        (2,971,395 )       (304,710 )     (5,616,745 )           (959,870 )

Other income (expense):
   Equity in earnings (loss) of affiliate                  21,577                -          (11,340 )            (28,298 )
   Interest expense                                       (32,999 )        (19,000 )       (114,953 )            (19,000 )
   Interest income                                            259                -           22,214               20,095
   Other                                                   10,124                -           24,610                    -
                                                     -------------    -------------    -------------      ---------------
Total other income (expense)                               (1,039 )        (19,000 )        (79,468 )           (27,203)
                                                     -------------    -------------    -------------      ---------------
Loss from continuing operations before minority
   interest                                            (2,972,434 )       (323,710 )     (5,696,213 )           (987,073 )

Less:  loss in subsidiary attributed to minority
   interest                                               241,672                -          413,942                    -
                                                     -------------    -------------    -------------      ---------------
Loss before income taxes                               (2,730,762 )       (323,710 )     (5,282,272 )           (987,073 )

Income taxes                                                    -                -                -                  555
                                                     -------------    -------------    -------------      ---------------
Net loss                                             $(2,730,762)     $  (323,710)     $(5,282,272)       $     (987,628 )
                                                     -------------    -------------    -------------      ---------------

Basic and fully diluted loss per common share        $     (0.05)     $     (0.01)     $     (0.10)       $        (0.03 )
                                                     -------------    -------------    -------------      ---------------

Weighted average number of shares outstanding          60,610,794       39,912,558       55,050,778           39,046,236
                                                     -------------    -------------    -------------      ---------------
          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         SEPTEMBER 30, 2000 (Unaudited)




                                                                                                  Additional
                                                Common Stock              Preferred Stock          Paid-In
                                          -------------------------   -------------------------
              Description                   Shares        Amount        Shares        Amount       Capital
----------------------------------------  -----------   -----------   -----------   -----------   -----------

Balance - December 31, 1999               47,664,304  $     47,664         1,000  $         10  $ 38,872,029

Issuance of shares for consulting
  services                                    77,922            78             -             -       103,997
Shares issued to investors                   454,890           455             -             -     3,529,492
Sale of shares under Regulation S            600,000           600             -             -     1,199,400
Shares issued upon exercise of warrants    2,954,150         2,954             -             -        98,916
Issuance of warrants for brokerage
  services                                         -             -             -             -       203,545
Shares issued to directors in lieu of
  compensation and for services            3,243,654         3,244             -             -     3,557,377
Shares issued in connection with FTL
  acquisition                                509,104           509             -             -       237,198
Cancellation of shares per court order     (400,000)          (400 )           -             -     (499,600)
Shares issued upon exercise of options     5,400,000         5,400             -             -    13,994,600
Net loss                                           -             -             -             -             -
                                          -----------   -----------   -----------   -----------   -----------

Balance - September 30, 2000              60,504,024   $    60,504         1,000  $         10  $ 61,296,954
                                         ===========   ===========   ===========   ===========   ===========



          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         SEPTEMBER 30, 2000 (Unaudited)
                                  (Continued)

                                                  Common
                                                   Stock                                                   Total
                                               Subscriptions      Treasury Stock         Accumulated   Shareholders'
                                                              ------------------------
              Description                       Receivable      Shares        Amount       Deficit         Equity
----------------------------------------      --------------   ----------  -----------  -------------  -------------

Balance - December 31, 1999                   $           -     3,048,728  $ (1,680,92) $(36,383,106)   $   855,669

Issuance of shares for consulting
  services                                                -             -            -             -        104,075
Shares issued to investors                                -             -            -             -      3,529,946
Sale of shares under Regulation S                         -             -            -             -      1,200,000
Shares issued upon exercise of warrants                   -             -            -             -        101,870
Issuance of warrants for brokerage
  services                                                -             -            -             -        203,545
Shares issued to directors in lieu of
  compensation and for services                           -             -            -             -      3,560,621
Shares issued in connection with FTL
  acquisition                                             -       509,104     (237,707)            -              -
Cancellation of shares per court order                    -             -            -             -       (500,000)
Shares issued upon exercise of options          (10,900,000)            -            -             -      3,100,000
Net loss                                                  -             -            -    (5,282,272)    (5,282,272)
                                              --------------   -----------   -----------  ------------   -----------

Balance - September 30, 2000                  $ (10,900,000)    3,557,832  $ (1,918,63) $(41,665,378)  $  6,873,455

                                              ==============   ==========  ===========  ============   ============




          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Increase (Decrease) in Cash                                                      Nine Months Ended September 30,
                                                                              --------------------------------------
                                                                                    2000                 1999
Cash flows from operating activities:                                         -----------------    -----------------
   Net loss                                                                   $     (5,282,272 )     $     (987,628 )
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                                     307,466                    -
     Impairments                                                                     2,217,745                    -
     Changes in minority interest                                                     (413,942 )                  -
     Equity in loss of affiliate                                                        11,340                    -
     Issuance of shares and warrants for services                                    3,661,772              342,771
     Allowance for doubtful notes receivable                                           225,000                    -
     Net loss on sale of property and equipment                                        218,692                    -
     Changes in operating assets and liabilities:
       Accounts receivable                                                             (22,558 )            (17,000 )
       Inventory                                                                        75,845               13,083
       Prepaid expenses and other                                                      (58,186 )             17,500
       Accounts payable                                                                288,851                    -
       Accrued expenses and other current liabilities                               (3,085,144 )             35,256
       Due from related parties                                                       (152,000 )            (15,700 )
       Deferred revenue                                                                (10,505 )                  -
                                                                              -----------------    -----------------
Net cash used by operating activities                                               (2,017,897 )           (611,718 )
                                                                              -----------------    -----------------
Cash flows from investing activities:
   Proceeds from sale of 35% of ECS                                                          -            5,400,000
   Proceeds on sale of marketable securities                                                 -            1,085,607
    Increase in other assets                                                                 -             (500,000 )
   Advances to Sino Bull for investment purposes                                    (3,762,761 )                  -
   Advance towards eMPACT investment                                                  (300,000 )                  -
   Distribution of subsidiaries ownership to shareholders                                    -             (399,388 )
                                                                              -----------------    -----------------
Net cash provided by (used in) investing activities                                 (4,062,761 )          5,586,219
                                                                              -----------------    -----------------
Cash flows from financing activities:
   Proceeds on sale of common stock                                                  2,743,000              554,935
   Common stock issued to directors and officers                                             -              392,689
    Common stock issued in settlement of debt                                                -              100,000
   Proceeds on exercise of options and warrants                                      4,401,870                    -
   Redemption of preferred stock                                                             -           (6,405,000 )
   Payments to related parties                                                        (450,000 )                  -
   Payments on note payable                                                           (604,616 )                  -
   Payments on loans from shareholders                                                 (30,350 )                  -
                                                                              -----------------    -----------------
Net cash provided by (used in) financing activities                                  6,059,904           (5,357,376 )
Net increase (decrease) in cash                                                        (20,754 )           (382,875 )
Cash and cash equivalents, beginning of period                                         331,057              384,453
                                                                              -----------------    -----------------
Cash and cash equivalents, end of period                                      $        310,303     $          1,578
                                                                              -----------------    -----------------
          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 (UNAUDITED)


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

         Hartcourt Pen was organized under the laws of the State of Nevada in October 1993 to engage in the sale of writing instruments. Hartcourt Pen entered into an Agreement and Plan of Reorganization dated December 1, 1994 with Hartcourt Investments, pursuant to which Hartcourt Investments acquired all of the outstanding shares of Hartcourt Pen. Through January 1999, Hartcourt's operations relating to writing instruments involved the assembly and distribution of writing instruments. In January 1999, Hartcourt discontinued the operations of Hartcourt Investments and Hartcourt Pen, and disposed of all its pen related assets. Losses from disposition of such operations were recorded in 1998 financial statements.

         In August 1996, Hartcourt entered into a Purchase and Sale Agreement with NuOasis International, Inc. ("NuOasis"), an unaffiliated corporation incorporated under the laws of the Commonwealth of Bahamas, for the purchase of a commercial real estate project, consisting of three 5-7 story apartment buildings, commonly known as the Peony Gardens Property, ("Peony Gardens") located in the eastern part of Tongxian in Beijing, China. The purchase price consists of a Convertible Secured Promissory Note granted to NuOasis, in the principal amount of $12,000,000, a security interest in the property and the greater of 10,000,000 shares of Hartcourt's common stock, or that number of shares of Hartcourt's common stock having a market value equal to $10,000,000 immediately preceding the closing date. On August 8, 1996, an Addendum to the Purchase and Sale Agreement was agreed to by Hartcourt and NuOasis, by which Hartcourt's obligation to issue stock to NuOasis was reduced to 4,000,000 shares (valued at $10,000,000) of its common stock. On March 15, 1999, Hartcourt entered into an Exchange Agreement with Dragon King Investment Services Inc. ("Dragon King") pursuant to which Hartcourt agreed to assign its rights under the Purchase and Sale Agreement dated August 8, 1996 of its interest in the Peony Gardens development for investment securities valued at $10 million. Due to restrictions on the ability to trade the investment securities received, Hartcourt recorded an impairment of $5,000,000 as of December 31, 1998. On August 7, 2000 pursuant to a court order, Hartcourt cancelled 200,000 common shares (valued at $500,000) issued to Asian Infrastructure Development Company (Gibraltar) Limited as commission paid towards Peony Gardens project.

         In September 1996, Hartcourt entered into a Sales Agreement with Mandarin Overseas Investment Co., Ltd. ("Mandarin"), an unaffiliated Turks and Caicos chartered company located in Hong Kong, for its undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 35-68, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. Hartcourt paid $3,000,000 in shares of its common stock to Mandarin for its undivided 50% interest in the mineral lease gold lode claims. The number of shares were determined by the average price per share over a 10-day period for the 10 days prior to the execution of this agreement. In September 1996, Hartcourt entered into a Sales Agreement with Promed International Ltd. ("Promed"), an unaffiliated Turks and Caicos chartered company with offices in the British crown colony of Gibraltar, for the purchase of their undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 1-34, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. Hartcourt paid $3,000,000 in shares of its common stock to Promed for its undivided 50% interest in the mineral lease gold lode claims, all shares were issued pursuant to Regulation "S." The number of shares were determined by the average price per share over a 10-day period for the 10 days prior to the execution of this agreement. In July 1998, Hartcourt filed notice upon Mandarin and Promed requesting rescission of the purchase of the Alaska gold mine mineral leases as the sellers failed to provide Hartcourt with the required geological evaluations. On March 8, 1999 Hartcourt entered into a rescission agreement with the sellers, returning the claims and receiving back 1,298,700 shares of Hartcourt common stock.

         In December 1996, Hartcourt entered into a Consulting Agreement with American Equities, LLC, ("American Equities"), and a California Limited Liability Company. Hartcourt intended to acquire, manage and develop a real estate portfolio through the year 2001. On September 3, 1998, American Equities filed suit against Hartcourt for breach of contract. Hartcourt denied that it had breached any contract with American Equities and filed a cross-complaint for fraud and non-performance against American Equities and additional cross-defendants. As settlement of these matters on March 8, 1999, the parties agreed that all fees paid to American Equities were earned and to provide American Equities with a 27.65% interest in Electronic Components and Systems, Inc. ("ECS"). Also, American Equities agreed to pay back 1,075 the Series AB preferred stock dividend issued by Hartcourt in 1998 and 1,000,000 shares of Hartcourt common stock. Accordingly, all expenses relating to settlement were recorded in the year ended December 31, 1998. Additionally, American Equities agreed to provide working capital for ECS.

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

         On October 21, 1998, Mr. James Pruzin, the selling shareholder and president of ECS, formally requested a rescission of the October 28, 1997 acquisition whereby, Hartcourt through a wholly owned subsidiary acquired ECS and Pruzin. Mr. Pruzin alleged that he was authorized to request rescission of the original transaction based on an alleged breach of the acquisition agreement by Hartcourt which Hartcourt denied. On November 10,1998, Hartcourt and Mr. Pruzin entered into a memorandum of understanding whereby Mr. Pruzin could reacquire ECS and Pruzin from Hartcourt by returning all of the Hartcourt's common and preferred shares originally issued to Mr. Pruzin, making payment to Hartcourt of $1,850,000 during 1999, negotiating the return of Hartcourt common shares issued in the Elan transaction, and issued to Hartcourt a promissory note for $400,000 amortized over five years with monthly payments beginning in 2000. Subsequently, Mr. Pruzin was unable to meet the terms of the memorandum of understanding and entered into new negotiations with Hartcourt. Mr. Pruzin and Hartcourt reached an agreement whereby Mr. Pruzin agreed to return to Hartcourt 2,000,000 common shares of Hartcourt representing 80% of the amount originally issued, and 3,400 shares of Series D preferred stock. Hartcourt agreed to assign to Mr. Pruzin a 30% ownership interest in ECS, and has a right to purchase 500,000 shares of Hartcourt common stock held by Mr. Pruzin at $1 per share. As of November 10,2000, Hartcourt has not exercised its right to purchase these 500,000 shares.

         Effective February 1, 1999, pursuant to a Share Purchase Agreement, Hartcourt acquired one (1) share of common stock of Enova Holdings Inc. ("Enova"), a Nevada corporation representing 100% of the total issued and outstanding capital stock of Enova, making Enova a wholly-owned subsidiary. Effective March 1, 1999, Hartcourt and Enova executed an Exchange Agreement (the "Enova Agreement") whereby Hartcourt exchanged all of its ownership interest in

Pego (100%) and ECS (35%)in two wholly owned subsidiaries, Pego and ECS, for 5,213,594 additional shares of common stock of Enova. On March 24, 1999, Hartcourt entered into a Distribution Agreement pursuant to which Hartcourt agreed to distribute to all shareholders of record on March 31, 1999, the 5,213,595 shares of common stock of Enova and to file, within a reasonable period of time following such distribution, a Registration Statement on Form 10-SB to cause the distributed shares of Enova to be registered under the Securities Exchange Act of 1934. Enova's Registration Statement on Form 10-SB was filed under the Securities Exchange Act of 1934 on January 24, 2000.

         As a result of the Share Purchase Agreement, the Enova Agreement and the Distribution Agreement, each shareholder of record of Hartcourt on March 31, 1999 received one (1) share of Enova for every four (4) shares owned of Hartcourt. Following the distribution of the Enova shares, both Hartcourt and Enova continue to operate as separate companies.

         On August 17, 1999, Hartcourt entered into a stock purchase agreement with FTL, a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. FTL is a financial data bank providing real-time stock quotes and financial information of Hong Kong listed companies as well as information on other international stock exchanges in the U.S. and Europe to institutional and retail investors. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$23.4 million or US$3.0 million, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999 with Hartcourt making total cash payments of $801,860, recording a payable for $797,140 and issuing 1,500,000 shares of its common stock to FTL. The stock purchase agreement required a post closing adjustment for any deficiency paid to FTL in the event the final closing net worth as of the closing date amounted to more than $5,000 over and above the net worth reported in calculating the purchase price. As a result of the post closing adjustment, the purchase price was revised to HK$25,563,842 or US$3,277,412. At December 31, 1999, Hartcourt recorded the increase in purchase price as a result of the post closing adjustment, as a note payable to FTL of $138,706 and a payable for the issue of 148,512 shares of common stock of Hartcourt. On January 18, 2000, Hartcourt issued 254,552 additional shares of common stock to FTL in settlement of the post closing adjustment. The 1,754,552 shares of common stock issued to FTL are reflected as treasury shares in the accompanying financial statements since FTL is a subsidiary of Hartcourt. As of November 10, 2000, Hartcourt has fully settled its amounts payable to FTL for the acquisition of FTL's shares.

         On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture named Fintel Wireless Internet Limited (FWL) for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. Subject to verification of total costs to be incurred in erection of FLEX transmission network, design of financial information broadcast system, sourcing, testing and tuning of PDA receiver devices, etc. and signing of formal joint venture agreement, FTL will invest cash by phases to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange of a total of 51% ownership in the joint venture. As of November 10, 2000, FTL had advanced HK$927,295 towards its investment in FWL.
The transaction is currently under management review and a definitive joint venture agreement is expected to be finalized by November 30, 2000.

         On June 20, 1999, Hartcourt entered into an agreement with Beijing UAC Stock Trading Online Co., Ltd. ("UAC Trading") to form a joint venture company under the laws of China. The name of the joint venture company is Beijing UAC Stock Exchange Online Co. Ltd. ("UAC"). UAC operates the first and only nationwide online securities trading network, UAC 162 Network, connecting investors with their stock brokerage offices via China Pac. China Pac is the nationwide packet switched network in China owned by China Telecom since 1991. UAC 162 Network consists of proprietary server software and user interface, servers, gateways and other communication hardware. Under the terms of the agreement, for a 35% interest in UAC, Hartcourt agreed to invest $1,000,000 in UAC, pay $1,700,000 to the owners of UAC Trading and transfer 1,000,000 common shares of Hartcourt to UAC. 200,000 of these common shares will be transferred to UAC Trading for an existing loan of $168,000 and 800,000 common shares are still to be issued and will be recorded as a loan from Hartcourt to UAC upon issuance. On August 9, 1999, Hartcourt and UAC Trading agreed to convert the Hartcourt loan of $168,000 into an option to purchase an additional 15% interest in UAC from UAC Trading. Hartcourt exercised its option to convert the loan to UAC for an additional 15% interest in UAC making Hartcourt's total investment interest in UAC up to 50%. The transaction became effective on August 31, 2000 and the accompanying financial statements reflect Hartcourt's investment in UAC at 50% as of September 30, 2000.

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

         In November 1999, Sino Bull Group (`Group") was formed with the intention to consolidate various related businesses acquired or expected to be acquired by Hartcourt or Sino Bull.com Inc. ("Sino Bull"). For the purposes of presenting these businesses under a unified structure and strong brand name, a restructuring of the Group will result in consolidating these businesses under Sino Bull, the holding company of the Group that was incorporated in British Virgin Islands. The mission of the Group is to become the premier e-commerce network service provider (providing financial information and related technology services) to investors and financial institutions in Greater China. Hartcourt intends to transfer its ownership interests in UAC and FTL into Sino Bull during calendar year 2000 in exchange for certain equity interest in Sino Bull.

         On December 23, 1999, Hartcourt entered into an agreement with GoCall Inc. ("GoCall"), a Delaware corporation, to form a strategic alliance for the common interest of the respective corporations, including but not limited to the development of GoCall's Internet related development-stage businesses and software. GoCall agreed to give Hartcourt 1,000,000 shares of its convertible preferred stock. Each share of convertible preferred stock is convertible into 10 shares of common stock (restricted under Rule 144 for 12 months). In return, Hartcourt agreed to give GoCall all of the marketable securities received from Dragon King which were carried at $5.0 million plus 192,000 shares of common stock of ECS. Hartcourt withheld 192,000 shares of common stock of ECS, valued at $196,358 at the date of closing on December 29, 1999 and this was recorded as payable to GoCall at December 31, 1999. The GoCall convertible preferred stock has subsequently been valued at $1,250,000 at September 30, 2000 and accordingly, Hartcourt has recorded an impairment of $3,946,358 against the GoCall securities as of September 30, 2000. Hartcourt has the option to appoint three out of the five directors of GoCall. As of November 10, 2000, Hartcourt has not appointed any directors to the GoCall Board and has not exercised any control on GoCall's operations.

Recent Events

         No assurance can be given that all Agreements discussed herein will result in actual agreements or that the terms of the agreements will not be significantly changed, or that any of the financing needs to consummate the agreements discussed below will be successfully completed. Furthermore, approval from the Chinese regulatory authorities may be required to consummate these agreements.

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

         Beijing Innostar Hi-Tech Enterprises, Ltd. ("Innostar") - On October 20, 1999, Hartcourt signed a Joint Venture Agreement with Innostar to establish a wireless nationwide Internet service provider network and IP phone services in China via a Chinese satellite. The total amount of investment in the joint venture company will be $24.0 million of which $14.0 million will be contributed by Innostar for 65% ownership interest and $10.0 million by Hartcourt for 35% ownership interest. The profits and losses of the joint venture company will be distributed in accordance with their ownership interest ratios. The duration of the Joint Venture Agreement is fifteen (15) years. The date of official establishment of the joint venture company shall be the date the business license is issued. As of November 10, 2000, Hartcourt is waiting for the approval and grant of the business license. Hartcourt will need to raise the funds needed to complete this transaction.

         Beijing Shangdi Net Technologies Center Co., Ltd. ("Shangdi") - On December 18, 1999, Sino Bull signed a Term Sheet Agreement with Shangdi to form a new corporation in Beijing. Sino Bull shall have 40% interest and Shangdi shall have 60% interest in the new corporation. On April 12, 2000, Sino Bull signed a Term Sheet Agreement with Shangdi revising the terms of the Term Sheet Agreement signed on December 18, 1999. The terms of the revised agreement required Sino Bull to pay Shangdi US$670,000 being the consideration of all tangible and intangible assets in relation to Shangdi's computer network information services excluding cash and debts and 33.84% shares of Hua Xia Information Company Limited; invest US$1,000,000 to a newly formed company Sinobull Network Inc., a corporation registered in Beijing, for its working capital needs; 140,000 restricted common shares of Hartcourt to Shangdi and 60,000 restricted common shares of Hartcourt to Sinobull Network, Inc. In exchange, Shangdi agreed to transfer without any pledge and debt, all tangible and intangible assets in relation to computer network information services to Sinobull Network, Inc.; transfer to Hartcourt 40% of the ownership interest in Tian Di Hu Lian Technologies, Ltd, a BVI corporation, holding the interest for the shareholders of Shangdi. After the above transfers, Shangdi shall be entitled to own 18% of total shares of Sino Bull. Sino Bull has paid cash consideration of $1,000,000 towards the purchase of Shangdi. The $1,000,000 was advanced by Hartcourt to Sino Bull. These transactions have not been consummated as of November 10, 2000.

         StreamingAsia.Com Ltd. ("StreamingAsia") - On April 14, 2000, Hartcourt announced that Sino Bull signed a Subscription and Shareholders' Agreement ("Agreement") relating to StreamingAsia, whereby Sino Bull agreed to subscribe for 1,200,000 newly issued and outstanding fully paid shares of StreamingAsia for HK$7,000,000 (approximately US$897,500). Upon subscription of such shares, Sino Bull will have 50% ownership interest in StreamingAsia. The terms of payment included HK$500,000 (approximately US$64,100) payable in cashier's check upon signing of the Agreement; at the option of Sino Bull, HK$1,500,000 (approximately US$192,300) payable in cash or Sino Bull delivering such number of shares of Hartcourt within 14 days after signing the Agreement; HK$500,000 (approximately US$64,100) payable in cash within 30 days from the date of the Agreement; HK$1,000,000 (approximately US$128,200) payable in cash within 60 days from the date of the Agreement; HK$1,000,000 (approximately US$128,200) payable in cash within 90 days of the date of the Agreement; and HK$2,500,000 (approximately US$320,600) within 120 days from the date of the Agreement. Sino Bull will appoint two members to the Board of Directors of StreamingAsia. Together with the existing two directors, the new board shall consist of four directors. As of November 10, 2000, Sino Bull has advanced $660,256 towards the purchase of StreamingAsia which was advanced by Hartcourt to Sino Bull.

         Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao") - On December 1, 1999, Sino Bull signed a Term Sheet Agreement with Guo Mao whereby Guo Mao agreed to issue new shares for a total proceeds of $1,000,000 which will represent 50% of the expanded capital of Guo Mao. Sino Bull agreed to subscribe for all the new shares issued by Guo Mao. On May 16, 2000, Sino Bull and Hopeful Internet Technologies Limited ("Hopeful") entered into an agreement whereby Hopeful, an investment holding company incorporated in the British Virgin Islands, will acquire through its wholly-owned subsidiary Shanghai Sinobull Financial Information Company Limited, all of the operating assets and business of Guo Mao. To finance this acquisition, Hopeful will issue new shares to Sino Bull equal to 40% of the expanded capital of Hopeful for a total consideration of $1,000,000. The terms of payment by Sino Bull for the purchase of new shares will be: $200,000 in cash upon signing of the agreement; $150,000 in cash within 30 days of signing of the agreement; $150,000 in cash within 60 days of signing of the agreement; and $500,000 within 30 days after signing of the agreement in shares of Hartcourt based on the average closing price in the last 7 trading days before payment, or in shares of Sino Bull based upon the valuation to be agreed on by the parties. Sino Bull will appoint not more than five directors to the board of Guo Mao. Together with the existing five directors, the new board shall consist of not more than ten directors. As of November 10, 2000, Sino Bull has advanced $600,453 towards the purchase of new shares of Hopeful. The $600,453 was advanced by Hartcourt to Sino Bull. The transaction is expected to close by November 30, 2000.

         Swartz Private Equity, LLC ("Swartz") - Swartz is an investment entity focused on equity investments in Internet and other high technology companies. On November 3, 1999, Hartcourt signed an Investment Agreement with Swartz. Swartz agreed to purchase from Hartcourt, from time to time, shares of Hartcourt's common stock, as part of an offering of common stock by Hartcourt to Swartz, for a maximum aggregate offering amount of $25,000,000. These fundings will be used to satisfy Hartcourt's working capital requirements for the year 2000 and complete acquisitions of Internet related operations. On January 5, 2000, Hartcourt and Swartz agreed to increase the equity line funding to $35,000,000 due to the planned acquisitions of Internet operations in China. Hartcourt has filed a form SB-2 Registration document with SEC on August 24, 2000 to register additional common shares for issuance to Swartz. Once approved by SEC, Swartz has the obligation to purchase these shares at the market price less 10 percent discount during the next 24 months.

         eMPACT Solutions, Inc. ("eMPACT") - On February 9, 2000, Hartcourt entered into a Stock Purchase Agreement Term Sheet to purchase 30% of the authorized and outstanding shares of eMPACT's new shares of common stock. The purchase price was agreed to be $2,000,000, payable $1,000,000 in cash at the date of closing, and the remainder $1,000,000 in cash within ninety days of closing. In the event that eMPACT shall fail to meet the revenues projections for the fiscal year 2000, Hartcourt shall receive an additional one percent of the shares of eMPACT for every percent that revenue does not meet the projections for revenue to a maximum of an additional twenty percent. As of November 10, 2000, Hartcourt paid a consideration of $300,000 as an advance towards the purchase price of eMPACT shares. Hartcourt is currently negotiating to finalize the remaining investment.

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

         Heads of Agreement: On April 8, 2000, Hartcourt entered into Heads of Agreement ("Agreement") with DF Ltd., Loughborough Ltd., and Express Internet Investment Ltd. (collectively, "the Management") and a fourth investor to form a joint venture company for the commercial exploitation of the Publication Rights of the internet and production of the content of the website in respect of the laws of China. Hartcourt is currently having discussions with three possible investors and is trying to recruit one of these investors to be the fourth investor. The Agreement does not require Hartcourt to bring on board the fourth investor and there are no guarantees that Hartcourt will be successful in recruiting the fourth investor. Per the terms of the Agreement, both Hartcourt and the fourth investor's obligation are to invest $2,000,000 each, in the joint venture company for 25% ownership interest and share the responsibility in providing funding, finance and technological support. The obligation of Hartcourt and the fourth investor is to provide funding as working capital for the joint venture company subject to the conditions precedent that the joint venture company shall have entered into an agreement with the relevant parties in China for the commercial exploitation of the Publication Rights on the Internet and the website. Each of the investors shall within 14 days of entering into such agreement by the joint venture company, pay $1,000,000 each for a total sum of $2,000,000 being the 1st Tranche of the working capital; within three (3) months thereafter pay another $1,000,000 each for a total sum of $2,000,000 being the 2nd Tranche of the working capital for the remaining portion of their investment. Production of the website shall commence upon the payment in full of the 1st Tranche by the investors to the joint venture company and the appropriate production costs being made available to the parties responsible for production. The joint venture company is currently negotiating agreements with the relevant parties in China and has not been granted approval for the commercial exploitation of the Publication Rights on the Internet and the website. Therefore, as of November 10, 2000, Hartcourt has no payment obligations under this Agreement.

         Fee Agreement for Introduction Services: On April 19, 2000, Hartcourt entered into a Fee Agreement for Introduction Services ("Agreement") with Tang Wai Leong and Thomas Kwok, (collectively referred to as the "Introducers") whereby the Introducers will use their best efforts to search for, identify and make known to Hartcourt Internet-related business and opportunities for potential acquisition by Hartcourt. In addition, Introducers will seek out sources of funding and search for suitable candidates for employment by Hartcourt in its Chinese operations. Hartcourt agrees to satisfy the Introducers' time and expense incurred, up to and including the first acquisition by Hartcourt of an opportunity introduced or arranged by the Introducers, by granting to the Introducers options to purchase up to 2,500,000 shares of Hartcourt common stock at a price of $5.50 per share. The option is non-transferable and will expire unless exercised on or before the third anniversary of the date of Agreement. Upon consummation of the introduction by the Introducers and Hartcourt completing the acquisition, Hartcourt agreed to register with the SEC under a Form S-8 such shares granted under the option agreement, and shall cause such registration statement to remain effective at all times while the Introducers holds the options.

         The Introducers have introduced to Hartcourt a potential acquisition opportunity and Hartcourt signed the necessary documents to consummate the purchase of an entity (Shenzhen Rayes Group Limited) on April 27, 2000. The

Introducers have subsequently exercised their option to acquire 2,500,000 shares of Hartcourt common stock. On May 8, 2000, in accordance with the terms of the Agreement, Hartcourt filed a Form S-8 to register with the Securities and Exchange Commission the 2,500,000 options granted to the Introducers under the Agreement. As of September 30, 2000, Hartcourt received $2,850,000 towards exercise of 2,500,000 options into shares exercised by the Introducers. The remaining balance of $10,900,000 is recorded as subscriptions receivable at September 30, 2000 in the accompanying financial statements.

         Shenzhen Rayes Group Limited ("Shenzhen"): On April 27, 2000, Hartcourt signed a Stock Purchase Agreement Term Sheet with Shenzhen to form a new entity of which Hartcourt desired to purchase fifty-one percent (51%) of the outstanding shares of the capital stock and Shenzhen agreed to retain the remaining forty-nine percent (49%) of the outstanding shares. Shenzhen being the sole owner all of rights, title and interest in an operating company desired to contribute fifty-one percent (51%) of its share to the new entity. The transaction was expected to close no later than 45 days following the execution of this Agreement during which time all due diligence was to be completed, which included evaluation of the third party and the operating company by Morgan Stanley, a legal opinion of counsel as to the acceptability of the proposed structure of Hartcourt's acquisition of fifty-one percent (51%) of new entity, financial reviews, et al. The purchase price was not to be less than $50,000,000 in cash and not exceeding $76,000,000 (including $50,000,000 in cash together with marketable shares of up to $26,000,000 in value). The terms of the Agreement required: a) Hartcourt to deposit $10,000,000 in an escrow account no later than April 28, 2000 upon complete execution of the Agreement; b) upon completion of all of its due diligence, including evaluation by Morgan Stanley and confirmation by legal counsel as to acceptable structure, Hartcourt shall deposit such additional funds as shall be determined as required in conformity with the value established by Morgan Stanley. On April 28, 2000, Hartcourt entered into an agreement with another third party who provided a bank guarantee for $10,000,000 on behalf of Hartcourt. As of November 10, 2000, the terms of the bank guarantee had expired and the parties mutually agreed to have no obligation to each other should each of the parties decided to terminate the Agreement. The parties agreed to further negotiate and extend the term of the Agreement and complete the transaction to each other's satisfaction by December 31, 2000. Hartcourt is currently performing its own due diligence and plans to complete the transaction. However, the terms of the agreement, including the amounts involved, may be significantly modified.

         Sino Bull.Com Inc. ("Sino Bull"): - On May 1, 2000, Hartcourt and Sino Bull entered into an Exchange Agreement wherein Sino Bull agreed to accept ownership of interests Hartcourt has in certain related businesses in exchange for Sino Bull common stock. The terms of the Agreement required Sino Bull to exchange forty-eight (48%) percent of its common stock for all of Hartcourt's ownership interests in FTL (58.53%) and UAC (50%). The Agreement required Sino Bull to form an eleven (11) member Board of Directors group with Hartcourt to appoint six (6) members and Sino Bull to appoint five (5) members. The transaction closed on May 1, 2000 and the parties have mutually agreed to make it effective upon finalizing the structure of operations of Sino Bull under the laws of China and Hong Kong by the end of November 2000. Upon completion of this restructuring, Sino Bull will become an investment holding company and Hartcourt will retain 48% ownership interest in Sino Bull.

         Koffman Securities Limited ("Koffman"): On June 12, 2000, Hartcourt entered into a Stock Purchase Agreement Term Sheet with Koffman, a securities brokerage firm, to purchase 30% of the expanded capital stock of Koffman for HK$22,285,000 (approximately US$2,857,050). The transaction shall close no later than 60 days following the execution of the Agreement during which time all due diligence shall have been completed, which shall include but not be limited to an evaluation of Koffman by the auditors, appraisers and legal counsel appointed by Hartcourt for this purpose and a legal opinion of its counsel as to the acceptability of the proposed structure of Hartcourt's acquisition of 30% of Koffman, financial reviews, and other usual and customary due diligence. The purchase price shall be payable as follows: 1/4 of the purchase price shall be payable upon execution of a definitive agreement to purchase and sell by both parties based upon completion of all of its due diligence, including evaluation and appraisal and confirmation by legal counsel as to the acceptability of the proposed structure of Hartcourt's acquisition of 30% of Koffman; and 3/4 of the purchase price payable in three successive equal monthly installments. The net asset value of Koffman of approximately HK$52 million (approximately US$6,666,667) as at March 31, 2000 was agreed to be the benchmark. The consideration to be paid for Koffman is subject to adjustment after the result of an independent audit by the auditors and appraisal of the net asset value of Koffman within the time set forth above with the adjusted net asset value of Koffman not being greater than HK$52 million.

         Hartcourt has recently completed its due diligence review and both the parties have mutually agreed to revise the purchase price for 30% of the expanded capital stock of Koffman to HK$14,357,143 (approximately US$1,840,659). The net asset value of Koffman's assets was determined to be HK$33,500,000 (approximately US$4,294,872) based upon the actual valuation of assets by the appraisers. Hartcourt's legal counsel is preparing and to finalize a definitive agreement for the purchase of Koffman and both parties have agreed to execute the purchase agreement prior to December 1, 2000. The transaction is expected to close no later than January 31, 2001. As of November 10, 2000, Hartcourt has not made any contributions towards the purchase of Koffman.

         Hopeman Computer Services Corporation Limited ("Hopeman"): - On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman to form a joint venture in Shanghai and jointly develop and market a 24-hour financial television program and/or provide financial data services to existing/new financial television programs for China market. The new joint venture is named "Haike Caijin TV" (HCTV) means Hartcourt Financial Television
(HCTV) in English. HCTV will be registered in Shanghai with a funding of $1.0 million. The agreement defines the first phase joint venture investment terms for the period from September 2000 to December 2000. The parties agreed to invest $150,000 by September 15, 2000 and another $50,000 by November 30, 2000. Hartcourt agreed to invest $100,000 to receive an initial 66.7% of the HCTV equity ownership and Hopeman agreed to invest $50,000 for the remaining 33.3% of the HCTV equity ownership. Hopeman agreed to identify an investment/strategic partner and commit $3 million in China as the second round investment by December 31, 2000. If the second round fund raising agreement with a strategic partner is signed by December 31, 2000, Hopeman will have the option to invest an additional $50,000 and increase its equity ownership to 50% and receive the same ownership as Hartcourt. Both the parties mutually agreed to redistribution of equity ownership with the second round investors to be negotiated over the course of the joint venture. As of November 10, 2000, Hartcourt and Hopeman have contributed $100,000 and $50,000 as their respective share of the first phase of joint venture investment.

         Beijing Total Solution System, Ltd. ("TSS"): On September 15, 2000 Hartcourt and TSS signed a Term Sheet Agreement to form a Joint Venture Company
(JVC) called TSS Streaming, Ltd to develop broadband enabling technology for internet broadcasting market and develop world leading web-casting solution and global market. Hartcourt will contribute $2.4 million for 60% ownership interest in the JVC and TSS will contribute all of its tangible and intangible assets of its existing operations in China for its 40% ownership interest in the JVC. Hartcourt's contribution to the JVC will be payable as follows: a) $480,000 to be paid in an escrow account in China within 15 days after the approval of the due diligence and business plan to guarantee that TSS will not default. TSS agrees to compensate Hartcourt $480,000 for damages in case of default by TSS;
b) $960,000 to be paid within 30 days after the issuance of joint venture license by the relevant government authority. At the same time $480,000 referred to in a) above will be transferred to the JVC as Hartcourt's investment; c) $960,000 to be paid within 90 days after the issuance of the joint venture license. In addition to the above $2.4 million contribution, Hartcourt agrees to pay an additional $600,000 to four existing shareholders of TSS within six months after the issuance of the joint venture license. One-half of the $600,000 in payable in cash and the remaining balance in either Hartcourt or StreamingAsia stock. All other terms and conditions are to be specified by a Definitive Agreement to be agreed and signed by both parties before October 30, 2000. Hartcourt is currently performing its due diligence of TSS operations and plans to complete the review of business plan by November 17, 2000. As of November 10, 2000, Hartcourt has not made any contributions towards its investment in the JVC.

         Shanghai Wind Information Company, Limited ("Wind"): On September 18, 2000, Hartcourt and Wind signed a Term Sheet Agreement and agreed to form a Joint-venture Company to expand the financial data service business in China. Wind agreed to transfer its entire fixed assets excluding cash and marketable securities held at July 31, 2000 and the insurance advisory business and related assets, and is entitled an ownership interest of sixty-six point sixty seven percent (66.67%) in the Joint-venture Company. Hartcourt agreed to invest $3.0 million which represented thirty three point thirty three percent (33.33%) ownership in the Joint-venture Company. Upon successful completion of due diligence by Hartcourt, Wind will transfer all its assets except cash, marketable securities and insurance advisory business and related assets in the Joint-venture Company. Wind will be responsible to obtain all relevant approvals from all governmental authorities and agencies required to facilitate the new share structure and expanded capitalization. Wind will be responsible to have the Joint-venture Company listed in the public stock market within 15 months from the date of establishment of the Joint-venture Company. It is mutually agreed that if Wind fails to list the Joint-venture Company on or before such a time frame, Hartcourt shall have the management right for listing of the company in the public market.

         The investment from Hartcourt to Wind shall be payable as follows: a) upon completion of the Agreement of Joint-venture Company by both parties within 15 days from the date of the Term Sheet Agreement signed, Hartcourt shall arrange a payment to from Guo Mao as a loan to Wind in the amount of $500,000;
b) pay $1,500,000 in the temporary Joint-venture account within 15 days of the establishment of the temporary Joint-venture Company bank account; c) pay

$1,500,000 into the Joint-venture Company no later than three months from the date of establishment of the Joint-venture Company. Upon receipt of all committed capital from Hartcourt, Wind will immediately pay back the $500,000 loan to Guo Mao.

         Hartcourt has completed its due diligence review on the operations of Wind and Hartcourt's affiliate Guo Mao has made a payment of $500,000 on September 18, 2000 on behalf of Hartcourt. As of November 10, 2000, the temporary Joint-venture Company bank account has not been opened by Wind and therefore, no further payments have been made by Hartcourt.

         Mahadev.com Inc. ("Mahadev"): On October 10, 2000, Hartcourt and Mahadev entered into an exclusive licensing and marketing agreement for a period of three years whereby, Hartcourt and its subsidiaries will have the exclusive right to market Mahadev's next generation eBusiness solutions with cutting-edge products developed for e-Business, eBanking, and security Internet infrastructures in China and Hong Kong. Pursuant to the terms of the agreement in the performance of its duties, Hartcourt will solicit customers and promote the sale and stimulate interest for all of Mahadev products and services and maintain an office in China for the purpose of efficiently conducting its duties under the agreement. Mahadev, in turn will supply to Hartcourt all technical, business, financial and economic information as may be necessary; make available any such information necessary to create and maintain a presence for Mahadev in China and Hong Kong; and participate in the maintenance of any physical premises that Hartcourt may deem reasonable and necessary under the particular circumstances. The parties agreed that Hartcourt will be required to maintain sales in the amount of $1.5 million in the first year, $3.5 million in the second year and $8.0 million in the third year. Hartcourt shall receive compensation a sum agreeable on a project-by-project basis for such sales in China and Hong Kong. Said compensation shall be paid to Hartcourt no later than fifteen (15) days from the date of rendering of quarterly sales statements by Hartcourt to Mahadev. Hartcourt is currently evaluating the business model of Mahadev's products and service in China and Hong Kong and has not sold any of its products or services as of November 10, 2000.

         @Family Broadband Networks Ltd."(@Family"): On October 25, 2000, Hartcourt and @Family signed a Stock Purchase Term Sheet Agreement ("Agreement") whereby, Hartcourt agreed to purchase 25% of the authorized and outstanding shares of the issued and outstanding capital voting stock of @Family for the purchase price of $1.0 million. The transaction shall close no later than 45 days from the date of signing of the Agreement, obtaining governmental approval and upon satisfactory completion of Hartcourt's due diligence which shall include but not limited to examination of @Family's business alliances with its affiliates and delivery of reviewed financial statements of @Family to Hartcourt and approval of same by Hartcourt before the closing date. The purchase price of $1.0 million in cash is payable to @Family at the date of closing. Hartcourt will have the sole option to acquire at any time within 12 months following the execution of the formal agreement contemplated herein to acquire an additional 15% of the issued and outstanding shares for an additional $2.0 million. On closing, Hartcourt shall have the right to appoint new directors so as to no less than 25% of the total members of the Board of Directors. As of November 10, 2000, Hartcourt is performing its due diligence and expects to close the transaction on time.

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of The Hartcourt Companies, Inc. and Subsidiaries as of September 30, 2000 and December 31, 1999, and the results of their operations and their cash flows for the nine months ended September 30, 2000 and 1999. The financial statements for the three months and nine months ended September 30, 2000 are consolidated to include the accounts of The Hartcourt Companies and its 58.53% owned subsidiary Financial Telecom Limited, and its 35% owned equity investment in Beijing UAC Stock Exchange Online Co. Ltd. for July and August 2000, and 50% equity investment in September 2000. The financial statements for the three months and nine months period ended September 30, 1999 include only the accounts of The Hartcourt Companies, Inc. The operations of Hartcourt Pen and Hartcourt Investments were discontinued in January 1999 and Hartcourt's investment in Pego Systems, Inc. and Electronic Components and Systems, Inc. was spun-off to Enova effective March 1, 1999 and distributed as stock dividend.

         The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

         Certain 1999 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

         The accounting policies followed by the Company are set forth in Note A to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 1999.

Note 3.    Supplemental Disclosure of Non-Cash Financing Activities

                                                                            Nine Months           Nine Months
                                                                               Ended                 Ended
                                                                           September 30,         September 30,
                                                                               2000                   1999
                                                                          ----------------      -----------------
Cash paid for:
   Interest                                                             $         114,953     $           19,000
   Taxes                                                                                -                      -
                                                                          ----------------      -----------------

Non-cash operating and financing activities:
   Shares issued to director in liquidation of payable                  $       3,560,621     $                -

   Preferred stock issued for dividends                                                 -                270,000


Note 4.    Loss per Share

                                              Three Months    Three Months     Nine Months        Nine Months
                                                 Ended            Ended           Ended              Ended
                                               September        September       September           September
                                                30, 2000        30, 1999         30, 2000           30, 1999
                                              -------------   --------------   -------------      -------------
Net loss                                    $    2,730,762  $       323,710  $    5,282,272     $      987,628

Effects of dilutive securities                           -                -               -                  -
                                              -------------   --------------   -------------      -------------

Weighted average shares outstanding             60,610,794       39,912,558      55,050,778         39,046,236
                                              -------------   --------------
                                                                               -------------      -------------

Basic and dilutive earnings per share       $       (0.05)  $        (0.01)  $       (0.10)     $        (.03)
                                              -------------   --------------   -------------      -------------

         At September 30, 2000 and 1999, the Company had 1,210,975 and 2,000,000 warrants and options outstanding, each exercisable into one share of common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects based on the net loss reported for each period.

         The weighted average shares outstanding reflect the retroactive effect of the 2-for-1 stock split discussed in Note 6.

Note 5.  Litigations

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

ComericaBank of California ("Comerica") vs. Enova. Et al. Superior Court of California, County of Los Angeles, California. Case No. BC 221 594.

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

American  Equities,  LLC v.  Hartcourt,  Los Angeles Superior Court:

         American Equities alleges that they are entitled to further shares pursuant to an anti-dilution clause contained in a warrant certificate. The Company disputes such an assertion, and trial is scheduled for March 2001.

The Hartcourt Companies, Inc. v. American Equities, Sherman Mazur, Reid Breitman and Corporate Financial Enterprises, Inc., Los Angeles Superior Court Case No. BC 237 714:

         The Company is seeking to rescind certain consulting agreements and warrant agreements with American Equities, LLC., on the basis that American Equities, LLC and its principals, Sherman Mazur and Reid Breitman, failed to disclose Mr. Mazur's felony convictions and voluminous bankruptcies of his former real estate limited partnership entities and therefore fraudulently induced the Company to enter into such agreements. The Company is also seeking to rescind various stock issuances based on the failure of American Equities, LLC and Corporate Financial Enterprises, Inc. to pay the promissory notes upon which such shares were issued. This litigation has only recently commenced.

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

Note 6.    Shareholders' Equity - Stock split

         On September 14, 2000, the Board of Directors of Hartcourt approved a two-for-one split of the company's common stock to be distributed in the form of a stock dividend, payable on October 23, 2000 to the shareholders of record at the close of business on October 16, 2000. All references in the consolidated financial statements to shares, share prices and per share amounts have been adjusted retroactively for the split.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2000 (UNAUDITED)


Part I

Item 2

         Currently, Hartcourt is involved in Internet joint ventures in Asia to facilitate the expansion of China's first commercial e-trade financial network and wireless Internet Service Provider services. Hartcourt has set as its goal to create the premiere financial portal in the Chinese market by building a network of Internet companies in partnership with young Chinese enterprenuers as well as government owned entities. Its mission is to become one of the leading Internet companies in Asia. With a a vision to create the premier financial portal and financial information technology service provider in Asia, Sino Bull was incorporated in the BVI in November 1999 as an investment holding company to consolidate various related businesses acquired by Hartcourt during the period from August 1999 to December 1999. For the purposes of presenting these businesses under a unified and strong brandname, a restructuring exercise is currently underway to consolidate these businesses under Sino Bull. Upon completion of the restructuring exercise and obtaining approvals from Chinese regulatory authorities, Sino Bull will operate a premier financial portal on the Chinese Internet with a comprehensive Web site and supporting utilities that will be capable of executing securities transactions on-line in a timely and efficient manner while providing real-time quotes, research, charts and other collateral information regarding stocks, bonds, currencies and other markets in China and other Asian markets.

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

Results of Operations:

         The operations of Hartcourt for the three months and nine months ended September 30, 2000 primarily consisted of operations of FTL and Hartcourt's investment interest in UAC. Operations of Hartcourt Pen and Hartcourt Investments were discontinued at the beginning of 1999, and operations of Pego and ECS were disposed off as a result of spin-off to Enova and the subsequent distribution of Enova as a stock dividend to Hartcourt shareholders.

         Net sales and cost of sales: The Company recorded net sales of $333,641 and $1,024,081 for the three months and nine months ended September 30, 2000 compared to zero for the same periods in 1999. Net sales consisted of the sale of financial pagers and the related Internet and telephone services. Cost of sales amounted to $271,448 and $503,520 for the three months and nine months ended September 30, 2000 compared to zero for the same periods in 1999. Cost of sales for the three months ended September 30, 2000 included a write down of $150,771 of inventory relating to the financial pagers that will become obsolete in December 2000 as FTL switches their wireless network to a new platform.

         Corporate selling, general and administrative expenses were $715,863 and $3,612,095 for the three months and nine months ended September 30, 2000 compared to $304,710 and $959,870, respectively for the same periods in 1999. The increase is primarily attributed to additional consulting and legal costs associated with the restructuring of Hartcourt's business, and expenses incurred in brokerage fees in connection with the issuance of warrants raising working capital.

         Impairments: Impairments expenses during the three months ended September 30, 2000 resulted primarily due to the write down of the investments in Go Call of $1,250,000, write down of wireless network assets amounting to $195,623 as FTL is switching its wireless network structure to a new platform in the December 2000, and providing for an impairment allowance of $772,122 due to delays in completing acquisitions in Hong Kong and China, on advances of $3,860,608 as of September 30, 2000 extended to Sino Bull. No impairments were identified in 1999.

         Other expenses: Total other expenses net of other income, were $1,039 and $79,468 for the three months and nine months ended September 30, 2000 compared to $19,000 and $27,203, respectively for the same periods in 1999.

Liquidity and Capital Resources:

         Hartcourt's principal capital requirements during the year 2000 are to fund the acquisitions of growth oriented Internet related operating companies in China and Asia. During the nine months ended September 30, 2000, Hartcourt has raised necessary funds to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

         As shown in the accompanying financial statements, Hartcourt incurred net losses of $5,282,272 and $987,628 for the nine months ended September 30, 2000 and 1999, respectively. Additionally, Hartcourt's current liabilities exceeded its current assets by $2,588,083 at September 30, 2000. These factors, as well as negative cash flows from operations, Hartcourt's inability to meet debt obligations and the need to raise additional funds to accomplish its objectives, create substantial doubt about Hartcourt's ability to continue as a going concern.

         Hartcourt has taken certain restructuring steps, which in the management's opinion will provide the necessary capital to continue its operations. These steps included: 1) the settlement of certain matters of litigation and disputes; 2) exchange of its interests in Peony Gardens for investment securities which were subsequently exchanged for the investment in GoCall Inc.; 3) completed a private placement with PYR Management, LLC and received $2,743,000 on January 27, 2000; 4) signed a Investment Agreement with Swartz Private Equity, LLC, which agreed to purchase from time to time, up to $35,000,000 Hartcourt shares of common stock. The Investment Agreement with Swartz is still subject to the approval of SEC; 5) raised $4,401,870 in cash through the issuance of its 3,407,000 common shares upon exercise of an equal number of options and warrants.

         Operating activities. During the nine months ended September 30, 2000, the Company had a net loss of $5,282,272. Net cash used by operating activities increased to $2,017,897 during the nine months ended September 30, 2000 compared to $611,718 during the same period in 1999. This is primarily due to the funding of increase in losses.

         Investing activities. Net cash used in investing activities during the nine months ended September 30, 2000 was primarily due to advancing $300,000 towards the purchase of eMPACT and advances to Sino Bull for investment purposes of $3,762,761.

         Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2000 was primarily due to proceeds from sale of common stock amounting to $2,743,000, issuance of common shares and exercise of options and warrants amounting to $4,401,870 offset by advances to related parties of $450,000, payments on notes payable of $604,616 and payments on loans from shareholders amounting to $30,350.

         As a result of the above activities, the company experienced a net decrease in cash of $20,754 for the nine months ended September 30, 2000. The ability of Hartcourt to continue as a going concern is still dependent on its success in obtaining additional financing and fulfilling its plan of restructuring as outlined above.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                OTHER INFORMATION
                         SEPTEMBER 30, 2000 (UNAUDITED)

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

American  Equities,  LLC v.  Hartcourt,  Los Angeles Superior Court:

         American Equities alleges that they are entitled to further shares pursuant to an anti-dilution clause contained in a warrant certificate. The Company disputes such an assertion, and trial is scheduled for March 2001.

The Hartcourt Companies, Inc. v. American Equities, Sherman Mazur, Reid Breitman and Corporate Financial Enterprises, Inc., Los Angeles Superior Court Case No. BC 237 714:

         The Company is seeking to rescind certain consulting agreements and warrant agreements with American Equities, LLC., on the basis that American Equities, LLC and its principals, Sherman Mazur and Reid Breitman, failed to disclose Mr. Mazur's felony convictions and voluminous bankruptcies of his former real estate limited partnership entities and therefore fraudulently induced the Company to enter into such agreements. The Company is also seeking to rescind various stock issuances based on the failure of American Equities, LLC and Corporate Financial Enterprises, Inc. to pay the promissory notes upon which such shares were issued. This litigation has only recently commenced.

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

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits - None

         b) Reports on Form 8-K

             o On September 28, 2000, resignation of BDO International as Hartcourt's independent Certified Public Accountants, File No. 731300. Incorporated herein by reference.

             o On September 29, 2000, appointment of KPMG as Hartcourt's independent Certified Public Accountants, File No. 732487. Incorporated herein by reference.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                OTHER INFORMATION
                         SEPTEMBER 30, 2000 (UNAUDITED)

                                                 SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.


                                         The Hartcourt Companies, Inc.

Date:  November 28, 2000                 By:  /s/ Dr. Alan V. Phan
                                         --------------------------------
                                                  Dr. Alan V. Phan
                                                  President & CEO