Form 10KSB
period 2000-12-31
HARTCOURT COMPANIES INC
filed 2001-04-02
CIK 949427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934                      [Fee Required]

[  ]    TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934                      [No Fee Required]
                     For fiscal year ended December 31, 2000

                        Commission file number 001-12671
                                   -----------
                          THE HARTCOURT COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

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
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---
         Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

         Issuer's revenues for most recent fiscal year: $ 1,531,339

         State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 1, 2001, $ 53,321,961.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 2001, there were 65,508,254 shares of common stock outstanding.

                          THE HARTCOURT COMPANIES, INC.

                         2000 Form 10-KSB Annual Report
                                Table of Contents

                                                                        Page
                                                                        ----
                                     PART I

  Item 1.  Description of Business......................................  3

  Item 2.  Description of Property...................................... 27

  Item 3.  Legal Proceedings............................................ 28

  Item 4.  Submission of Matters to a Vote of Security Holders.......... 29

                                     PART II

  Item 5.  Market for Common Equity and Related Stockholder Matters..... 30

  Item 6.  Management's Discussion and Analysis or Plan of Operation.... 33

  Item 7.  Consolidated Financial Statements............................ 37

  Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure................ 37

                                    PART III

  Item 9.  Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act... 38

  Item 10. Executive Compensation....................................... 42

  Item 11. Security Ownership of Certain Beneficial Owners
                  and Management........................................ 43

  Item 12. Certain Relationships and Related Transactions............... 47

                                     PART IV

  Item 13. Exhibits and Reports on Form 8-K............................. 48

           Signatures................................................... 52

Explanatory Note:

         Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" are to The Hartcourt Companies, Inc., a Utah corporation, and its wholly owned subsidiaries, Hartcourt Investments (USA) Inc. ("Hartcourt Investments"), the Hartcourt Pen Factory, Inc. ("Hartcourt Pen"), Pego Systems, Inc. ("Pego") and Electronic Components and Systems, Inc. ("ECS"), which were spun-off on March 1, 1999, and its 58.53% owned subsidiary Financial Telecom Limited ("FTL"), its 51% owned subsidiary Beijing UAC Stock Exchange Online Co., Ltd. ("UAC Exchange"), and its 50% equity investment in StreamingAsia.Com Limited ("StreamingAsia"). All share and per share information contained herein has been adjusted to reflect a five-for-seven reverse split of Hartcourt's common stock effected on October 6, 1995, a one for five reverse split of Hartcourt's common stock effected on August 1, 1996 and two for one stock split of Hartcourt's common stock effected on September 21, 2000.

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

Hartcourt Pen was organized under the laws of the State of Nevada in October 1993 to engage in the sale of writing instruments. Hartcourt Pen entered into an Agreement and Plan of Reorganization dated December 1, 1994 with Hartcourt Investments, pursuant to which Hartcourt Investments acquired all of the outstanding shares of Hartcourt Pen in exchange for 38,625 shares of Hartcourt Investments common stock. 1,000 shares of Hartcourt Investments Original Preferred Stock were issued to Dr. Alan Phan in consideration of certain intangible assets and services rendered by Dr. Phan in connection with the establishment of Hartcourt Pen. Through 1995, Hartcourt conducted certain limited research and development activities in the United States, but did not engage in any domestic manufacturing activities.

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

In April 1994, Hartcourt entered into a Lease Agreement with Scripto-Tokai Corporation ("Anja"), for the use of five special ball pen assembly machines by the Xinhui JV. The lease provided for semi-annual payments of $25,000 over a ten-year term, subject to adjustment based on future purchases of merchandise by Hartcourt from the lessor. The machinery that was delivered did not function properly and Hartcourt and Anja agreed to terminate the lease upon Hartcourt agreeing to pay Anja a termination fee of $200,000. During 1998, Hartcourt paid $100,000 on the note. During 1999, the remaining balance was reduced to $10,000 that was paid.

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

In August 1996, Hartcourt entered into a Purchase and Sale Agreement with NuOasis International, Inc. ("NuOasis"), a corporation incorporated under the laws of the Commonwealth of Bahamas, for the purchase of a commercial real estate project, consisting of three 5-7 story apartment buildings, commonly known as the Peony Gardens Property, ("Peony Gardens") located in the eastern part of Tongxian in Beijing, China. The purchase price consisted of a Convertible Secured Promissory Note granted to NuOasis, in the principal amount of $12,000,000, a security interest in the property and the greater of 10,000,000 shares of Hartcourt's common stock, or that number of shares of Hartcourt's common stock having a market value equal to $10,000,000 immediately preceding the closing date. On August 8, 1996, an Addendum to the Purchase and Sale Agreement was agreed to by Hartcourt and NuOasis, by which Hartcourt's obligation to issue stock to NuOasis was reduced to 4,000,000 shares (valued at $10,000,000) of its common stock. As of December 31, 1996, the apartment buildings were approximately 35% complete, and it was anticipated by Hartcourt that the project would be completed by August 1997. Hartcourt had no obligation for construction costs or any other costs relating to the project's completion and may at its option rescind the Purchase and Sale Agreement if construction was not completed by August 1997. As of December 31, 1998, the project was still incomplete because the developer had elected to wait a period of time for the Beijing real estate market to return to conditions that existed prior to the recent Asian financial crisis. On March 15, 1999, Hartcourt entered into an Exchange Agreement with Dragon King Investment Services Inc. ("Dragon King") pursuant to which Hartcourt agreed to assign its rights under the Purchase and Sale Agreement dated August 8, 1996 of its interest in the Peony Gardens development for investment securities valued at $10 million. Due to restrictions on the ability to trade the investment securities received, Hartcourt recorded an impairment of $5,000,000 as of December 31, 1998. On August 7, 2000, pursuant to a court order, Hartcourt cancelled 200,000 common shares valued at $500,000, issued to Asian Infrastructure Development Company (Gibraltar) Limited as commission paid towards the Peony Gardens project.

On December 23, 1999, Hartcourt entered into an Exchange Agreement with GoCall Inc. ("GoCall"), a Delaware corporation, to form a strategic alliance for the common interest of the respective corporations, including but not limited to the development of GoCall's Internet related development-stage businesses and software. GoCall agreed to give Hartcourt 1,000,000 shares of its convertible preferred stock (par value $5.00). Each share of convertible preferred stock is convertible into 10 shares of common stock (restricted under Rule 144 for 12 months). In return, Hartcourt agreed to give GoCall all of the marketable securities received from Dragon King that are carried at $5.0 million plus 192,000 shares of common stock of ECS. Hartcourt withheld the delivery of 192,000 shares of common stock of ECS, valued at $196,358 at the date of closing on December 29, 1999 and this was recorded as a payable to GoCall at December 31, 1999. The GoCall convertible preferred stock was subsequently valued at $2,500,000 and therefore, Hartcourt recorded an impairment of $2,696,358 against the marketable securities for the year ended December 31, 1999. On December 29, 2000, Hartcourt and GoCall mutually agreed to rescind the Exchange Agreement entered on December 23, 1999. As a result of the rescission, Hartcourt returned 1,000,000 shares of GoCall's convertible preferred stock in exchange of all of the marketable securities received from Dragon King plus 192,000 shares of common stock of ECS. Hartcourt recorded an impairment of $2,500,000 against these marketable securities at December 31, 2000.

In September 1996, Hartcourt entered into a Sales Agreement with Mandarin Overseas Investment Co., Ltd. ("Mandarin"), an unaffiliated Turks and Caicos chartered company located in Hong Kong, for its undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 35-68, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. Hartcourt paid $3,000,000 in shares of its common stock to Mandarin for its undivided 50% interest in the mineral lease gold lode claims. The number of shares was determined by the average price per share over a 10-day period for the 10 days prior to the execution of this agreement.

In September 1996, Hartcourt entered into a Sales Agreement with Promed International Ltd. ("Promed"), an unaffiliated Turks and Caicos chartered company with offices in the British crown colony of Gibraltar, for the purchase of their undivided 50% interest in thirty-four State of Alaska mineral lease gold lode claims, known as Lodestar claims numbered 1-34, consisting of 160 acres each, all located in the Melozitna mining district near Tanana, Alaska, approximately 300 air-kilometers west of the City of Fairbanks, Alaska. Hartcourt paid $3,000,000 in shares of its common stock to Promed for its undivided 50% interest in the mineral lease gold lode claims, all shares were issued pursuant to Regulation "S." The number of shares was determined by the average price per share over a 10-day period for the 10 days prior to the execution of this agreement.

In July 1998, Hartcourt filed notice upon Mandarin and Promed requesting rescission of the purchase of the Alaska gold mine mineral leases as the sellers failed to provide Hartcourt with the required geological evaluations. On March 8, 1999 Hartcourt entered into a rescission agreement with the sellers, returning the claims and receiving back 1,298,700 shares of Hartcourt common stock.

In December 1996, Hartcourt entered into a Consulting Agreement with American Equities, LLC, ("American Equities"), a California Limited Liability Company. Hartcourt intended to acquire, manage and develop a real estate portfolio through the year 2001. On September 3, 1998, American Equities filed suit against Hartcourt for breach of contract. Hartcourt denied that it had breached any contract with American Equities and filed a cross-complaint for fraud and non-performance against American Equities and additional cross-defendants. As settlement of these matters on March 8, 1999, the parties agreed that all fees paid to American Equities were earned and to provide American Equities with a 27.65% interest in ECS. Also, American Equities agreed to pay back the 1,075 Series AB preferred stock dividend issued by Hartcourt in 1998 and 1,000,000 shares of Hartcourt common stock. Accordingly, all expenses relating to settlement were recorded in the year ended December 31, 1998. Additionally, American Equities agreed to provide working capital for ECS.

On December 30, 1996, Hartcourt and American Equities entered into a Warrant Agreement, whereby Hartcourt agreed to issue and sell to American Equities for the price of $100, a warrant to purchase up to 2,000,000 shares of its common stock, $.01 par value, in connection with the consulting services provided to Hartcourt. American Equities shall have the right to purchase at any time and from time to time prior to December 30, 2002, up to the number of fully paid and non-assessable shares of warrants stock, upon payment of specific exercise price or apply the cashless exercise clause specified in the Agreement. On September 9, 1999, pursuant to Cashless Exercise clause in the Warrant Agreement, American Equity exercised its cashless exercise right and converted 800,000 warrants into 621,674 Hartcourt's common shares without payment of any consideration. On September 9, 1999, Hartcourt entered into a Purchase Agreement with American Equities whereby (a) Hartcourt agreed to sell 500,000 shares of restricted common stock valued at $0.60 per share. The terms of the Purchase Agreement required American Equities to issue a promissory note in the amount of $225,000 to Hartcourt, payable at the rate of $75,000 per month, commencing on the 30th day following the closing date, and shall pay the balance of the purchase price to Hartcourt on the closing date. Hartcourt received $75,000 in cash on the closing date and American Equities issued a promissory note for $225,000 dated October 27, 1999, bearing no interest, payable in full on or before six months from the execution date; (b) American Equities caused ECS to issue to Hartcourt 157,000 shares of ECS in full satisfaction of all outstanding claims of Hartcourt against ECS; (c) Hartcourt permitted immediate transfer of 724,990 common shares of Hartcourt into freely tradable unrestricted shares, pursuant to Rule 144. Such shares were previously issued to Elan shareholders in connection with the purchase of Elan on August 24, 1998. Hartcourt shall have no liability under the Elan Indemnity.

On December 14, 1999, American Equities filed a complaint against Hartcourt alleging breach of Warrant Agreement, claiming damages of $30,000,000 and that American Equities was entitled to receive 1,800,000 common shares of Hartcourt pursuant to the anti-dilution clause contained in its December 1996 Warrant Agreement. Hartcourt disputed the assertion and filed a counter claim against American Equities seeking to rescind the Consulting Agreement, Warrant Agreement and Purchase Agreement with American Equities on the basis that American Equities and its principals failed to disclose felony convictions and voluminous bankruptcies of tangentially related former real estate limited partnership entities and therefore, fraudulently induced Hartcourt to enter into such agreements. Hartcourt sought to rescind various stock issuances based on the failure of American Equities and Corporate Financial Enterprise, Inc. to pay promissory note upon which such shares were issued. On February 20, 2001, Hartcourt and American Equities mutually agreed to settle the lawsuits and executed mutual general releases of all known and unknown claims. As part of the settlement, Hartcourt agreed to issue to American Equities 400,000 shares of its common stock pursuant to the anti-dilution clause and cancel the promissory note of $225,000. American Equities was allowed to further exercise its cashless exercise right and converted the remaining 1,200,000 warrants into 1,070,075 free trading common shares of Hartcourt without any payment of consideration.

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

In July 1997, Hartcourt agreed to purchase a shopping center located in Perris, California called Freeway Plaza for a total purchase price of $6.75 million. The building complex has 85,000 square feet with 82 percent leased and an average income of $620,000 per year. Terms of the transaction included $25,000 cash down payment, bank financing of $3,725,000, and 34 of Hartcourt's 68 mineral lease gold lode claims, valued at $3,000,000. The transaction was cancelled as of December 31, 1998 and Hartcourt has been receiving periodic payments for return of the escrow deposit. The carrying amount of this escrow deposit was converted into a note receivable of $3,800 as of December 31, 1999. Hartcourt did not receive any note payments in the year 2000 and filed a complaint and obtained a judgment against the defendant on February 27, 2001 to collect the principal balance and interest amounting to $4,256. As of March 26, 2001, no payments were received against the note balance.

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

On August 6, 1998, Pego acquired 100% percent of the outstanding common stock of Pacific Pneumatics, Inc. ("PPI"), a California corporation, located in Chino, California. The purchase price of $215,000 was paid $200,000 in cash and $15,000 in value through issue of 9,796 shares of Hartcourt common shares. PPI manufactures pneumatic conveying, industrial dust collection and industrial process electrical controls. PPI has been manufacturing and selling its components under the trademark names "Pore Poly", "Posit Dust Collectors and Filters" and "Pow-Air" for over 20 years.

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

On October 21, 1998, Mr. James Pruzin, the selling shareholder and president of ECS, formally requested a rescission of the October 28, 1997 acquisition whereby, Hartcourt through a wholly owned subsidiary acquired ECS and Pruzin. Mr. Pruzin alleged that he was authorized to request rescission of the original transaction based on an alleged breach of the acquisition agreement by Hartcourt that Hartcourt denied. On November 10,1998, Hartcourt and Mr. Pruzin entered into a memorandum of understanding whereby Mr. Pruzin could reacquire ECS and Pruzin from Hartcourt by returning all of the Hartcourt's common and preferred shares originally issued to Mr. Pruzin, making payment to Hartcourt of $1,850,000 during 1999, negotiating the return of Hartcourt common shares issued in the Elan transaction, and issued to Hartcourt a promissory note for $400,000 amortized over five years with monthly payments beginning in 2000.

Subsequently, Mr. Pruzin was unable to meet the terms of the memorandum of understanding and entered into new negotiations with Hartcourt. Mr. Pruzin and Hartcourt reached an agreement whereby Mr. Pruzin agreed to return to Hartcourt 2,000,000 common shares of Hartcourt representing 80% of the amount originally issued, and 3,400 shares of Series D preferred stock. Hartcourt agreed to assign to Mr. Pruzin a 30% ownership interest in ECS and has a right to purchase 500,000 shares of Hartcourt common stock held by Mr. Pruzin at $1 per share. As of March 26, 2001, Hartcourt's right to purchase 500,000 shares has expired without being exercised.

Effective February 1, 1999, pursuant to a Share Purchase Agreement, Hartcourt acquired one (1) share of common stock of Enova Holdings Inc. ("Enova"), a Nevada corporation representing 100% of the total issued and outstanding capital stock of Enova, making Enova a wholly-owned subsidiary. Effective March 1, 1999, Hartcourt and Enova executed an Exchange Agreement (the "Enova Agreement") whereby Hartcourt exchanged all of its ownership in two wholly-owned subsidiaries, Pego and ECS , for 5,213,594 additional shares of common stock of Enova. On March 24, 1999, Hartcourt entered into a Distribution Agreement pursuant to which Hartcourt agreed to distribute to all the shareholders of record on March 31, 1999, the 5,213,595 shares of common stock of Enova and to file, within a reasonable period of time following such distribution, a Registration Statement on Form 10-SB to cause the distributed shares of Enova to be registered under the Securities Exchange Act of 1934. Enova's Registration Statement on Form 10-SB was filed under the Securities Exchange Act of 1934 on January 24, 2000.

As a result of the Share Purchase Agreement, the Enova Agreement and the Distribution Agreement, each shareholder of record of Hartcourt on March 31, 1999 received one (1) share of Enova for every four (4) shares owned of Hartcourt. Following the distribution of the Enova shares, both Hartcourt and Enova continue to operate as separate companies.

On August 17, 1999, Hartcourt entered into a stock purchase agreement with FTL, a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$23.4 million or US$3.0 million, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999 with Hartcourt making total cash payments of $801,860, recorded a payable for $797,140 and issued 1,500,000 shares of its common stock to FTL. The stock purchase agreement required a post-closing adjustment for any deficiency to be paid to FTL in the event the final closing net worth as of the closing date shall be more than $5,000 over and above the net worth reported in calculating the purchase price. As a result of the post-closing adjustment, the purchase price was revised to HK$25,563,842 or US$3,277,412. At December 31, 1999, Hartcourt recorded the increase in purchase price as a result of the post-closing adjustment, as a note payable to FTL of $138,706 and a payable for the issue of 148,512 shares of common stock of Hartcourt. On January 18, 2000, Hartcourt issued 254,552 additional shares of common stock to FTL in settlement of the post-closing adjustment. The 1,754,552 shares of common stock issued to FTL are reflected as treasury shares in the accompanying financial statements since FTL is a subsidiary of Hartcourt. As of March 26, 2001, Hartcourt has fully settled its amounts payable to FTL for the acquisition of FTL's shares.

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

On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture named Fintel Wireless Internet Limited (FWL) for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. Subject to verification of total costs to be incurred in erection of FLEX transmission network, design of financial information broadcast system, sourcing, testing and tuning of PDA receiver devices, etc. and signing of formal joint venture agreement, FTL agreed to invest cash by phases, to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange for a total of 51% ownership interest in the joint venture. After the completion of due diligence, the parties signed the formal joint venture agreement on April 28, 2000 and FWL became a subsidiary of FTL. Although NiceVoice has contributed certain assets in the FWL, due to the method of funding these assets NiceVoice does not presently have legal ownership title to such assets until the final dollar payment has been made on these assets. The accompanying financial statements reflect FTL's investment of 51% ownership interest in FWL as of December 31, 2000. As of March 26, 2001, FTL had advanced approximately HK$2,153,000 (US$276,000) towards its investment in FWL.

On June 20, 1999, Hartcourt entered into an agreement with Beijing UAC Stock Trading Online Co., Ltd. ("UAC Trading") to form a joint venture company under the laws of China. The name of the joint venture company is Beijing UAC Stock Exchange Online Company Limited. ("UAC Exchange"), a company registered in Beijing. Under the terms of the agreement, for a 35% interest in UAC Exchange, Hartcourt agreed to invest $1,000,000 in UAC Exchange, pay $1,700,000 to the owners of UAC Trading and transfer 1,000,000 common shares of Hartcourt to UAC Exchange. 200,000 of these common shares will be transferred to UAC Trading for an existing loan of $200,000 and 800,000 common shares are still to be issued and will be recorded as a loan from Hartcourt to UAC Exchange upon issuance. On August 9, 1999, Hartcourt and UAC Trading agreed to convert the Hartcourt loan of $200,000 into an option to purchase an additional 15% interest in UAC Exchange from UAC Trading. In July 2000, Hartcourt and UAC Trading transferred all of their ownership interest in UAC Exchange to UAC Stock Online Company Limited ("UAC BVI"), a company incorporated in British Virgin Islands. On September 1, 2000, Hartcourt exercised its option for an additional 15% ownership interest in UAC Exchange making Hartcourt's total ownership interest in UAC Exchange to 50%. Subsequently, on December 28, 2000, Hartcourt, UAC BVI, UAC Trading and K.C. Tan (representative of the owners of UAC Trading), signed a Share Subscription and Sale and Purchase Agreement whereby, Hartcourt will own 51% of the UAC BVI and K. C. Tan will own 49% of UAC BVI after all tangible and intangible assets had been transferred into UAC Exchange by UAC Trading. The accompanying financial statements reflect Hartcourt's investment in UAC BVI at 51% as of December 31, 2000.

UAC Exchange operates the first and leading nationwide online securities trading network, UAC 162 Network, connecting investors with their stock brokerage offices via China Pac. China Pac is the nationwide packet switched network in China owned by China Telecom since 1991. UAC 162 Network consists of proprietary server software and user interface, servers, gateways and other communication hardware. Through a PC, investors can dial a local number 162 from anywhere in China to trade stocks online. Once connected to the network, users can check real time stock quotes, trade stocks and other securities, access news bulletin and other related information. In May 1999, UAC Trading was granted a license by the Chinese government and signed a contract with China Telecom to start building the network. This license was subsequently assigned to UAC Exchange. As the first and leading China Pac operating agent designated by China Telecom, UAC Exchange is in a unique position to market the services of China Pac and UAC 162 Network to all brokerage firms in China. However, in June 2000, the Chinese government allowed all online transactions to be conducted via Internet. It caused UAC Exchange to lose its competitiveness as the efficiencies of 162 Network are not comparable to the Internet. Therefore, UAC Exchange is converting its operations to Internet based operations.

Beijing Innostar Hi-Tech Enterprises, Ltd. ("Innostar") - On October 20, 1999, Hartcourt signed a Joint Venture Agreement with Innostar to establish a wireless nationwide Internet service provider network and IP phone services in China via a Chinese satellite. The total amount of investment in the joint venture company will be $24.0 million of which $14.0 million will be contributed by Innostar for 65% ownership interest and $10.0 million by Hartcourt for 35% ownership interest. The profits and losses of the joint venture company will be distributed in accordance with their ownership interest ratios. The duration of the Joint Venture Agreement is fifteen (15) years. Innostar provides wireless ISP network and IP phone service in Beijing in cooperation with Chinese telecom companies. It provides high-speed Internet connections to hotels, office buildings and apartment complexes using a Chinese satellite with bi-directional data transmission to these commercial users. The joint venture with Hartcourt and Innostar's license for nationwide ISP service will allow expansion to many other cities and individual users eventually reaching users throughout China. The national license will also allow the joint venture to engage in e-commerce activities and other Internet services. Hartcourt and Innostar have agreed to expand the scope of business model of the Joint Venture and have re-applied for the grant of business license. The date of official establishment of the joint venture company shall be the date the business license is issued. The license is pending government and regulation approval.

eSAT, Inc. ("eSAT") - On November 29, 1999, Hartcourt signed a Term Sheet with eSAT to create a strategic alliance through the exchange of their common shares to establish a wireless Internet service provider and IP phone network in China. In a private placement, Hartcourt will purchase 2,000,000 restricted common shares of eSAT. eSAT will also grant Hartcourt an option to purchase an additional 2,000,000 restricted common shares of eSAT at the exercise price of $4.00 per share subject to customary anti-dilution provisions and exercisable for a three year period. Fully exercised, it will represent 20% ownership in eSAT. In exchange, Hartcourt will issue 1,000,000 of its restricted common shares to eSAT. All the shares and options will be placed in an escrow with a mutually agreed agent. The operations were expected to start in late April 2000. If by April 30, 2000, eSAT does not obtain a satisfactory exclusive supply contract with the Innostar Joint Venture, either party may void the agreement, and the escrow agent will be instructed to return the shares and options to the respective parties. The escrow was never opened and on December 18, 2000, the parties mutually agreed to terminate the Term Sheet Agreement.

In November 1999, Sinobull Group (`Group") was formed with the intention to consolidate various related businesses acquired or expected to be acquired by Hartcourt or Sinobull.com Inc. ("Sinobull"). Sinobull is principally engaged in the operation of a financial portal and investment holding. For the purposes of presenting these businesses under a unified structure and strong brand name, a restructuring of the Group will result in consolidating these businesses under Sinobull, the holding company of the Group that was incorporated in British

Virgin Islands. The mission of the Group is to become the premier e-commerce network service provider (providing financial information and related technology services) to investors and financial institutions in Greater China. As of March 26, 2001, Sinobull has one share issued and outstanding and is controlled by Mr. Tang Wing On. Hartcourt, Sinobull and Mr. Tang have confirmed that Hartcourt has advanced funds to Sinobull for various acquisitions made by Sinobull since its formation. Hartcourt has the option to transfer all of the ownership interest in Sinobull into Hartcourt for funds advanced. As of March 26, 2001, Sinobull is not a subsidiary of Hartcourt and is owned by Mr. Tang.

StreamingAsia.Com Ltd. ("StreamingAsia") - On April 14, 2000, Hartcourt announced that Sinobull signed a Subscription and Shareholders' Agreement ("Agreement") relating to StreamingAsia, whereby Sinobull agreed to subscribe 1,200,000 newly issued and outstanding fully paid shares of StreamingAsia for HK$7,000,000 (approximately US$897,500) on behalf of Hartcourt. Upon subscription of such shares, Sinobull will have 50% ownership interest in StreamingAsia. The terms of payment included HK$500,000 (approximately US$64,100) payable in cashier's check upon signing of the Agreement; HK$1,500,000 (approximately US$192,300) payable in cash or Sinobull delivering such number of shares of Hartcourt within 14 days after signing the Agreement; HK$500,000 (approximately US$64,100) payable in cash within 30 days from the date of the Agreement; HK$1,000,000 (approximately US$128,200) payable in cash within 60 days from the date of the Agreement; HK$1,000,000 (approximately US$128,200) payable in cash within 90 days of the date of the Agreement; and HK$2,500,000 (approximately US$320,600) within 120 days from the date of the Agreement. Sinobull will appoint two members to the Board of Directors of StreamingAsia. Together with the existing two directors, the new board shall consist of four directors. As of December 31, 2000, Sinobull had contributed $897,500 towards the purchase of StreamingAsia that was advanced by Hartcourt to Sinobull. In addition, both Sinobull and Hartcourt agreed and confirmed that as part of the financing arrangements Sinobull would hold the subscribed shares in StreamingAsia on behalf of Hartcourt and those shares were transferred to Hartcourt on December 29, 2000. The accompanying financial statements reflect Hartcourt's investment in StreamingAsia at 50% on December 31, 2000 using the equity method of accounting.

StreamingAsia  provides   Internet-related  software  development  service  with
expertise in audio and video delivery or streaming solutions to a variety of business and industry, including major financial institutions.

Beijing Shangdi Net Technologies Center Company, Ltd. ("Shangdi") - On December 18, 1999, Sinobull signed a Term Sheet Agreement with Shangdi to form a new corporation in Beijing. Sinobull shall have 40% interest and Shangdi shall have 60% interest in the new corporation. On April 12, 2000, Sinobull signed a Term Sheet Agreement with Shangdi revising the terms of the Term Sheet Agreement signed on December 18, 1999. The terms of the revised agreement stated Sinobull and Tiandi Hulian Technologies Limited ("Tiandi"), an investment holding company incorporated in the British Virgin Islands, holding the interest of the shareholders of Shangdi, will acquire through its wholly-owned subsidiary Sinobull Network Technology Company Limited (Sinobull Network"), a company registered in Beijing, all of the operating assets and business of Shangdi. To finance this acquisition, Tiandi will issue new shares to Sinobull equal to 40% of the expanded capital of Tiandi. The terms of the revised agreement required Sinobull to pay Shangdi US$670,000 being the consideration of all tangible and intangible assets in relation to Shangdi's computer network information services excluding cash and debts; invest US$1,000,000 in Sinobull Network for its working capital needs; issue 140,000 restricted common shares of Hartcourt to Shangdi and 60,000 restricted common shares of Hartcourt to Sinobull Network for its working capital needs. In exchange, Shangdi agreed to transfer without any pledge and debt, all tangible and intangible assets in relation to computer network information services to Sinobull Network, and transfer to Hartcourt 40% of the ownership interest in Tiandi On December 28, 2000, Sinobull, Tiandi, Shangdi and Li Chun Ying (representative of the owners of Shangdi) signed a Share Subscription and Sale and Purchase Agreement whereby, Sinobull will own 51% of Tiandi and Li Chun Ying will own 49% of Tiandi after payment of consideration to Shangdi for purchase of all tangible and intangible assets. As of December 31, 2000, Sinobull through an advance from Hartcourt, has paid cash a consideration of $1,000,000 towards the purchase of Shangdi of which $670,000 was distributed to the owners of Shangdi and the remaining $330,000 was deemed as capital contribution in Sinobull Network.

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

Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao") - On December 1, 1999, Sinobull signed a Term Sheet Agreement with Guo Mao whereby Guo Mao agreed to issue new shares for a total proceeds of $1,000,000 which will represent 50% of the expanded capital of Guo Mao. Sinobull agreed to subscribe for all the new shares issued by Guo Mao. On May 16, 2000, Sinobull and Hopeful Internet Technologies Limited ("Hopeful") entered into an agreement whereby Hopeful, an investment holding company incorporated in the British Virgin Islands, will acquire through its wholly-owned subsidiary Shanghai Sinobull Information
Company Limited ("Sinobull Information"), all of the operating assets and business of Guo Mao. To finance this acquisition, Hopeful will issue new shares to Sinobull equal to 40% of the expanded capital of Hopeful for a total consideration of $1,000,000. The terms of payment by Sinobull for the purchase of new shares will be: $200,000 in cash upon signing of the agreement; $150,000 in cash within 30 days of signing of the agreement; $150,000 in cash within 60 days of signing of the agreement; and $500,000 within 30 days after signing of the agreement in shares of Hartcourt based on the average closing price in the last 7 trading days before payment, or in shares of Sinobull based upon the valuation to be agreed on by the parties. On December 28, 2000, Sinobull, Hopeful, Guo Mao and Lee Lu Ping (representative of the owners of Guo Mao) signed a Share Subscription Agreement whereby, Sinobull will own 51% ownership in Hopeful and Lee Lu Ping will own 49% of ownership in Hopeful after payment of consideration to Guo Mao for purchase of all tangible and intangible assets. Sinobull has paid in cash $400,000 received from Hartcourt towards the purchase of new shares of Hopeful and recorded $100,000 payable to Hopeful as of December 31, 2000. Hartcourt has issued 805,802 shares of its common stock valued at $500,000 to Sinobull Information in February 2001.

Guo Mao, a major real-time financial data provider in Shanghai, China, using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities data that compliments the financial information database of Hua Xia Info and the financial data delivery systems of FTL. Association with Guo Mao gives Sinobull a distinct edge over any competitive financial portal in China.

Swartz Private Equity, LLC ("Swartz") - Swartz is an investment entity focused on equity investments in Internet and other high technology companies. On November 3, 1999, Hartcourt signed an Investment Agreement with Swartz. Swartz agreed to purchase from Hartcourt, from time to time, shares of Hartcourt's common stock, as part of an offering of common stock by Hartcourt to Swartz, for a maximum aggregate offering amount of $25,000,000. These funds will be used to satisfy Hartcourt's working capital requirements and complete acquisitions of Internet related operations. On January 5, 2000, Hartcourt and Swartz agreed to increase the equity line funding to $35,000,000 due to the planned acquisitions of Internet operations in China. Hartcourt has filed a form SB-2 Registration document with SEC on August 24, 2000 to register additional common shares for issuance to Swartz. Once approved by SEC, Swartz has the obligation to purchase these shares at the market price less 10 percent discount during the next 24 months. The Registration document is currently under the review of SEC.

PYR Management LLC ("PYR") - On January 26, 2000, Hartcourt completed a private placement of 227,445 Units and a Class II Warrant to PYR for $3,000,000 pursuant to a Regulation D Subscription Agreement. Each Unit consists of one share of Hartcourt common stock and a Class I Warrant to purchase one additional share of Hartcourt common stock at the Unit Price, subject to adjustment upon certain events. The Class II Warrant entitles PYR to purchase additional shares of Hartcourt common stock at par value solely upon the occurrence of certain events. Hartcourt has also agreed under a Registration Rights Agreement to file a registration statement to register the shares of Hartcourt common stock, including the shares assumable upon exercise of the Class I Warrant and Class II Warrant, under the Securities Act of 1933 for sale by PYR. As part of the Agreement, Hartcourt granted PYR an option to purchase up to $5,000,000 of additional Units and a Class II Warrant within five (5) trading days after the effectiveness of the registration statement. On January 27, 2000, Hartcourt received $2,743,000 from PYR to be used for working capital requirements of Hartcourt. On February 4, 2000 Hartcourt filed a Form 8-K with the SEC. On February 21, 2001, Hartcourt and PYR Management entered into a Letter Agreement whereby the parties agreed on the maximum number of Units PYR can receive under the reset provisions of the Subscription Agreement. Pursuant to the terms of the agreement, the quantity of Units and the exercise price of the warrants will no longer reset. The final amount of Units that can be issued shall be 4,000,000 shares of common stock and 4,000,000 Class I Warrants. The cap amount shall be

8,000,000 shares of common stock (on a "post-split" basis) including Class I and Class II warrants. As a result of reset calculations, Hartcourt has issued in total 2,964,692 shares of its common stock, 2,509,802 of Class I warrants and 1,035,308 of Class II warrants exercisable at $0.69375 per share of common stock as of March 26, 2001.

eMPACT Solutions, Inc. ("eMPACT") - On February 9, 2000, Hartcourt entered into a Stock Purchase Agreement Term Sheet to purchase 30% of the authorized and outstanding shares of eMPACT's new shares of common stock. The purchase price was agreed to be $2,000,000, payable $1,000,000 in cash at the date of closing, and the remainder $1,000,000 in cash within ninety days of closing. In the event that eMPACT shall fail to meet the revenues projections for the fiscal year 2000, Hartcourt shall receive an additional one percent of the shares of eMPACT for every percent that revenue does not meet the projections for revenue to a maximum of an additional twenty percent. On April 10, 2000, Hartcourt paid $300,000 as advance towards the purchase of its 30% investment in eMPACT.

On April 30, 2000, the provisions of Term Sheet Agreement dated February 9, 2000 was declared null, void and no further force and effect were replaced by a Subscription Agreement and Investment Representation. Hartcourt agreed to subscribe and purchase three hundred (300) shares of Class B Convertible Preferred Stock, par value $0.001 per share of eMPACT. On April 30, 2000, investment of $300,000 was applied towards the purchase of three hundred (300) shares of Class B Preferred Stock. Hartcourt shall have the option until May 30, 2000, to invest an additional $1,700,000 in eMPACT at the same per share price for additional Class B Preferred Stock. After May 30, 2000, the terms of any additional investment shall be subject of negotiation between the parties. As of March 26, 2001, Hartcourt paid a total consideration of $300,000 towards the purchase of three hundred (300) Class B Preferred Stock of eMPACT. Hartcourt is currently negotiating to finalize the remaining investment.

eMPACT, an e-commerce systems management and consulting company, specializes in providing back-office infrastructure for Internet companies. The services include technology selection, system design and management, transaction performance monitoring, resource utilization tracking and security monitoring. eMPACT will establish a centralized network of servers to facilitate business-to-business services for emerging Chinese e-commerce companies including web site construction and management services.

Shenzhen China Cable Integrated Network Co. Ltd. ("SCIC") - On February 25, 2000, Hartcourt signed a Letter of Intent with Shenzhen Sinlan Investment Co., Ltd. to jointly invest in SCIC. No terms have been reached, and a definitive agreement to form a joint venture company is currently being delayed pending the implementation of the WTO (World Trade Organization) agreement. SCIC operates an exclusive television and cable network in the capital city of Chengdu. SCIC is planning an expansion program to add subscribers and to modernize the existing system and make it a showcase cable system with interconnecting data transmission via a network of satellite and cable transmission. On December 26, 2000, the parties mutually agreed to terminate the Letter of Intent signed on February 25, 2000.

Heads of Agreement: On April 8, 2000, Hartcourt entered into Heads of Agreement ("Agreement") with DF Ltd., Loughborough Ltd., and Express Internet Investment Ltd. (collectively, "the Management") and a fourth investor to form a joint venture company for the commercial exploitation of the Publication Rights of the internet and production of the content of the website in respect of the laws of China. Hartcourt is pursuing discussions with three possible investors and is trying to recruit one of these investors to be the fourth investor. The Agreement does not require Hartcourt to bring on board the fourth investor and there are no guarantees that Hartcourt will be successful in recruiting the fourth investor. Per the terms of the Agreement, both Hartcourt and the fourth investor's obligation are to invest $2,000,000 each, in the joint venture company for 25% ownership interest and share the responsibility in providing funding, finance and technological support. The obligation of Hartcourt and the fourth investor is to provide funding as working capital for the joint venture company subject to the conditions precedent that the joint venture company shall have entered into an agreement with the relevant parties in China for the commercial exploitation of the Publication Rights on the Internet and the website. Each of the investors shall within 14 days of entering into such agreement by the joint venture company, pay $1,000,000 each for a total sum of $2,000,000 being the 1st Tranche of the working capital; within three (3) months thereafter pay another $1,000,000 each for a total sum of $2,000,000 being the 2nd Tranche of the working capital for the remaining portion of their investment. Production of the website shall commence upon the payment in full of the 1st Tranche by the investors to the joint venture company and the appropriate production costs being made available to the parties responsible for production. The joint venture company is currently negotiating agreements with the relevant parties in China and has not been granted approval for the commercial exploitation of the Publication Rights on the Internet and the website. Therefore, as of March 26, 2001, Hartcourt has no payment obligations under this Agreement.

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

The Introducers have introduced to Hartcourt a potential acquisition opportunity and Hartcourt signed the necessary documents to consummate the purchase of an entity (Shenzhen Rayes Group Limited) on April 27, 2000. The Introducers have subsequently exercised their option to acquire 2,500,000 shares of Hartcourt common stock. On May 8, 2000, in accordance with the terms of the Agreement, Hartcourt filed a Form S-8 to register with the Securities and Exchange Commission the 2,500,000 options granted to the Introducers under the Agreement. As of December 31, 2000, Hartcourt received $2,220,000 towards exercise of 2,500,000 options into shares exercised by the Introducers. The remaining balance of $11,000,000 is recorded as subscriptions receivable at December 31, 2000 in the accompanying financial statements.

Shenzhen Rayes Group Limited ("Shenzhen"): On April 27, 2000, Hartcourt signed a Stock Purchase Agreement Term Sheet with Shenzhen to form a new entity of which Hartcourt desired to purchase fifty-one percent (51%) of the outstanding shares of the capital stock and Shenzhen agreed to retain the remaining forty-nine percent (49%) of the outstanding shares. Shenzhen being the sole owner all of rights, title and interest in an operating company desired to contribute fifty-one percent (51%) of its share to the new entity. The transaction was expected to close no later than 45 days following the execution of this Agreement during which time all due diligence was to be completed, which included evaluation of the third party and the operating company by Morgan Stanley, a legal opinion of counsel as to the acceptability of the proposed structure of Hartcourt's acquisition of fifty-one percent (51%) of new entity, financial reviews, et al. The purchase price was not to be less than $50,000,000 in cash and not exceeding $76,000,000 (including $50,000,000 in cash together with marketable shares of up to $26,000,000 in value). The terms of the Agreement required: a) Hartcourt to deposit $10,000,000 in an escrow account no later than April 28, 2000 upon complete execution of the Agreement; b) upon completion of all of its due diligence, including evaluation by Morgan Stanley and confirmation by legal counsel as to acceptable structure, Hartcourt shall deposit such additional funds as shall be determined as required in conformity with the value established by Morgan Stanley. On April 28, 2000, Hartcourt entered into an agreement with another third party who provided a bank guarantee for $10,000,000 on behalf of Hartcourt. The terms of the bank guarantee have subsequently expired and the parties mutually agreed to have no obligation to each other should each of the parties decide to terminate the Agreement. The parties agreed to further negotiate and extend the term of the Agreement and complete the transaction to each other's satisfaction by June 30, 2001. As of March 26, 2001, Hartcourt has not completed its own due diligence. However, the terms of the agreement, including the amounts involved, may be significantly modified.

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

Hartcourt has completed its due diligence review and both the parties have mutually agreed to revise the purchase price and execute the purchase agreement prior to May 1, 2001. As of March 26, 2001, Hartcourt has not entered into any formal purchase agreement with Koffman and has not made any contributions towards the purchase of Koffman.

Hopeman Computer Services Corporation Limited ("Hopeman"): - On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman to form a joint venture in Shanghai and jointly develop and market a 24-hour financial television program and/or provide financial data services to existing/new financial television programs for China market. The new joint venture is named "Haike Caijin TV" (HCTV) means Hartcourt Financial Television (HCTV) in English. HCTV will be registered in Shanghai with a funding of $1.0 million. The agreement defines the first phase joint venture investment terms for the period from September 2000 to December 2000. The parties agreed to invest $150,000 by September 15, 2000 and another $50,000 by November 30, 2000. Hartcourt agreed to invest $100,000 to receive an initial 66.7% of the HCTV equity ownership and Hopeman agreed to invest $50,000 for the remaining 33.3% of the HCTV equity ownership. Hopeman agreed to identify an investment/strategic partner and commit $3 million in China as the second round investment by December 31, 2000. If the second round fund raising agreement with a strategic partner is signed by December 31, 2000, Hopeman will have the option to invest an additional $50,000 and increase its equity ownership to 50% and receive the same ownership as Hartcourt. Both the parties mutually agreed to redistribution of equity ownership with the second round investors to be negotiated over the course of the joint venture. As of December 31, 2000, HCTV joint venture company has not been formed and both Hartcourt and Hopeman have contributed $100,000 and $50,000 as advance towards their respective share of the first phase of joint venture investment. As of March 26, 2001, no additional funds were contributed by either of the parties since December 31, 2000 and no new agreements were signed with a new strategic partner for the second round of fund raising.

Beijing Total Solution System, Ltd. ("TSS"): On September 15, 2000 Hartcourt and TSS signed a Term Sheet Agreement to form a Joint Venture Company (JVC) called TSS Streaming, Ltd to develop broadband enabling technology for internet broadcasting market and develop world leading web-casting solution and global market. Hartcourt agreed to contribute $2.4 million for 60% ownership interest in the JVC and TSS agreed to contribute all of its tangible and intangible assets of its existing operations in China for its 40% ownership interest in the JVC. On December 1, 2000, Hartcourt and TSS signed a loan agreement and Hartcourt advanced $70,000 as a loan to support TSS's 2000 marketing plan, convertible into the ownership of 5% shares of TSS. Upon contribution of the remaining $2,330,000, Hartcourt could acquire the additional 55% shares of the JVC. Hartcourt has not exercised its right to subscribe for the additional 55% of registered share capital of the JVC and such right has subsequently been lapsed. The accompanying financial statements reflect Hartcourt's loan of $70,000 in the JVC as of December 31, 2000. Hartcourt does not have any intentions to acquire any additional ownership percentage in TSS.

Shanghai Wind Information Company, Limited ("Wind"): On September 18, 2000, Hartcourt and Wind signed a Term Sheet Agreement and agreed to form a Joint-venture Company (JVC) to expand the financial data service business in China. Wind agreed to transfer its entire fixed assets excluding cash and marketable securities held at July 31, 2000 and the insurance advisory business and related assets, and is entitled an ownership interest of sixty-six point sixty seven percent (66.67%) in the JVC. Hartcourt agreed to invest $3.0 million that represented thirty three point thirty three percent (33.33%) ownership in the JVC. Upon successful completion of due diligence by Hartcourt, Wind will transfer all its assets except cash, marketable securities and insurance advisory business and related assets in the JVC. Wind will be responsible to obtain all relevant approvals from all governmental authorities and agencies required to facilitate the new share structure and expanded capitalization. Wind will be responsible to have the JVC listed in the public stock market within 15 months from the date of establishment of the JVC. It is mutually agreed that if Wind fails to list the JVC on or before such a time frame, Hartcourt shall have the management right for listing of the company in the public market.

The investment from Hartcourt to Wind shall be payable as follows: a) upon completion of the Agreement of JVC by both parties within 15 days from the date of the Term Sheet Agreement signed, Hartcourt shall arrange a payment to from Guo Mao as a loan to Wind in the amount of $500,000; b) pay $1,500,000 in the temporary JVC account within 15 days of the establishment of the temporary JVC bank account; c) pay $1,500,000 into the JVC no later than three months from the date of establishment of the JVC. Upon receipt of all committed capital from Hartcourt, Wind will immediately pay back the $500,000 loan to Guo Mao. Hartcourt has completed its due diligence review on the operations of Wind. On September 18, 2000, Sinobull advanced $500,000 to Guo Mao who loaned the same amount to Wind on behalf of Hartcourt. The JVC was not formed as of December 31, 2000. The accompanying financial statements reflect Hartcourt's advance of $500,000 to Sinobull which is included in the total of $2,819,884 advanced to Sinobull as of December 31, 2000.

Pursuant to the terms of the addendum to the Term Sheet Agreement, on January 10, 2001, Hartcourt and Wind signed a direct investment agreement whereby Hartcourt agreed to convert the loan from Guo Mao of $500,000 to a 5% equity ownership in Wind immediately. In addition, both the parties mutually agreed to extend by twelve months all defined effective dates per the Term Sheet Agreement of September 18, 2000.

Mahadev.com Inc. ("Mahadev"): On October 10, 2000, Hartcourt and Mahadev entered into an exclusive licensing and marketing agreement for a period of three years whereby, Hartcourt and its subsidiaries will have the exclusive right to market Mahadev's next generation eBusiness solutions with cutting-edge products developed for e-Business, eBanking, and security Internet infrastructures in

China and Hong Kong. Pursuant to the terms of the agreement in the performance of its duties, Hartcourt will solicit customers and promote the sale and stimulate interest for all of Mahadev products and services and maintain an office in China for the purpose of efficiently conducting its duties under the agreement. Mahadev, in turn will supply to Hartcourt all technical, business, financial and economic information as may be necessary; make available any such information necessary to create and maintain a presence for Mahadev in China and Hong Kong; and participate in the maintenance of any physical premises that Hartcourt may deem reasonable and necessary under the particular circumstances. The parties agreed that Hartcourt will be required to maintain sales in the amount of $1.5 million in the first year, $3.5 million in the second year and $8.0 million in the third year. Hartcourt shall receive compensation a sum agreeable on a project-by-project basis for such sales in China and Hong Kong. Compensation shall be paid to Hartcourt no later than fifteen (15) days from the date of rendering of quarterly sales statements by Hartcourt to Mahadev. Due to change in the market conditions, Mahadev has decided to concentrate in selling their products and services solely in India. The parties mutually agreed to cancel the exclusive licensing and marketing agreement on December 4, 2000. Hartcourt has not sold any of its products or services as of that date.

@Family Broadband Networks Ltd."(@Family"): On October 25, 2000, Hartcourt and @Family signed a Stock Purchase Term Sheet Agreement ("Agreement") whereby, Hartcourt agreed to purchase 25% of the authorized and outstanding shares of the issued and outstanding capital voting stock of @Family for the purchase price of $1.0 million. The transaction shall close no later than 45 days from the date of signing of the Agreement, obtaining governmental approval and upon satisfactory completion of Hartcourt's due diligence which shall include but not limited to examination of @Family's business alliances with its affiliates and delivery of reviewed financial statements of @Family to Hartcourt and approval of same by Hartcourt before the closing date. The purchase price of $1.0 million in cash is payable to @Family at the date of closing. Hartcourt will have the sole option to acquire at any time within 12 months following the execution of the formal agreement contemplated herein to acquire an additional 15% of the issued and outstanding shares for an additional $2.0 million. On closing, Hartcourt shall have the right to appoint new directors so as to no less than 25% of the total members of the Board of Directors. Hartcourt has not completed its due diligence and the parties have mutually agreed to postpone the closing of the transaction by May 20, 2001.

ThinkersGroup.Com Inc. ("ThinkersGroup"): On November 6, 2000, Hartcourt and ThinkersGroup entered into an exclusive marketing agreement for a period of three years whereby, Hartcourt and its affiliates will have the exclsive right in China and Hong Kong to market ThinkersGroup's software products in the business of real-time wireless content delivery solutions, specifically software solutions for gathering and delivering content for Internet business to wireless appliances. In the performance of its duties Hartcourt will solicit customers for ThinkersGroup software products and services and quoting only such prices and terms as are fixed by mutual consent; forward all orders for products and services it receives; promote the sale of and stimulate interest in the products and services using promotional material approved by ThinkersGroup; maintain an office for the purpose of efficiently conducting its duties under this agreement. Hartcourt is required to maintain sales in the amounts greater than $50,000 per quarter during the first year, $1.25 million per quarter during the second year, and $2.5 million per quarter during the third year. ThinkersGroup shall supply all technical, business, financial and economic informationas may be reasonable and deemed necessary to creating and maintaining its presence in China and Hong Kong. Hartcourt shall receive compensation a sum equal to 25% of all sales generated from China and Hong Kong. In the event, Hartcourt exceeds the minimum sales for a calender quarter by 100% or more, the compensation percentage for the following quarter will be increased to 35%. Compensation will be paid to hartcourt no later than fifteen (15) days from the date of recipt of quarterly sales statements by ThinkersGroup for those sales where funds have been collected and any money back guarantee period has expired. Hartcourt is currently stategizing various alternatives to market ThinkersGroup's products and services in China and Hong Kong. Hartcourt and its affilaites have not sold any of the ThinkersGroup products and services since the date of this agreement.

Edda Limited ("Edda"): On December 26, 2000, Hartcourt and Edda signed a Stock Sale Agreement (Agreement) whereby Hartcourt agreed to sell 4,000,000 restricted shares of its common stock as a block to Edda at the agreed price of fifty cents ($0.50) per share. Persuant to the terms of the Agreement, Hartcourt will deliver to Edda the requisite number of common shares restricted under the Rule 144 of SEC regulations upon recipt of the full and complete purchase price in the amount of $2,000,000. The accompanying financial statements reflect that Hartcourt has received approximately $807,905 from Edda as of December 31, 2000. The remaining balance of $1,192,095 has been recorded as subsription receivable in the accompanying financial statements as of December 31, 2000. As of March 26, 2001, Hartcourt has not issued any shares to Edda under this Agreement and has received $364,915 in additional remittances subsequent to December 31, 2000.

Currently, Hartcourt is involved in Internet joint ventures in Asia to facilitate the expansion of the People's Republic of China's ("China") first commercial e-trade financial network and Internet Service Provider. Hartcourt's goal is to create the premiere financial portal in the Chinese market by building a network of Internet companies in partnership with young Chinese enterprenuers as well as government owned entities. Its mission is to become one of the leading Internet companies in Asia. Through the combined services of Beijing based UAC Exchange and Sinobull Network, Shanghai based Sinobull Information and Hong Kong based FTL, Hartcourt intends to merge these service providers and create a premier financial portal of Chinese Internet with a comprehensive Web site and supporting utilities that will be capable of executing securities transactions on-line in a timely and efficient manner while providing real-time quotes, research, charts and other collateral information regarding stocks, bonds, currencies and other markets in China and other Asian markets.

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

Portal competition - Our competition with respect to user traffic, ease of use and functionality include:

          * Chinese language based Web search and retrieval companies such as Yahoo!China, Sina.com. Netease, Sohu, Shanghai Online, ChinaByte and Netvigator;
          * English Language based Web search and retrieval companies such as Infoseek, Lycos, Yahoo! and Microsoft Network (MSN); and
          * Retreival services and products offered by AltaVista, HotWired Venture's and Open Text.

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

Web Solutions Competition - Our competition with respect to strategic expertise, technical knowledge and problem solving skills include:

     Computer hardware and service vendors such as IBM, Compaq and Hewlett-Packard; Internet integrators and Web site design and development companies such as iXL, Modern Media Poppe Tyson and Proxicom; Large information technology consulting service providers such as Accenture, Cambridge Technology Partners and EDS; and Telecommunications companies such as AT&T, Hutchison and Hong Kong Telecom.

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

Restrictions on currency exchange may limit our ability to utilize our revenue effectively

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

Employees

Hartcourt currently employs in the United States seven full-time employees at its principal executive offices located in Los Angeles, California in the United States. The executive offices provide corporate administrative and advisory services to other Hartcourt subsidiaries and affiliates. FTL and its subsidiaries employs at its two sites located in Hong Kong nineteen (19)
full-time employees, comprising of seven (7) engineers and technicians and twelve (12) office/administrative personnel. UAC employs thirty-two (32) full-time employees at both of its locations in Beijing consisting of twenty-four (24) engineers, programmers and technicians and eight (8) office/administrative personnel. HCTV employs nineteen (19) full-time employees in Shanghai consisting of engineers and programmers.

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

Subsequent Events

Elephant Talk Limited ("ET"): On January 1, 2001, Hartcourt and ET entered into a Term Sheet Agreement whereby, Hartcourt agreed to acquire 51% of the ownership interest in ET for $3,825,000. The terms of the agreement require ET to increase its authorized capital from 25,000,000 shares to 26,400,000 shares and Hartcourt to subscribe to the block of 4,400,000 shares for a total consideration of $1,500,000 payable in cash upon closing, and subscribe to another block of 9,064,000 shares for a total consideration of $2,325,000 payable in Hartcourt shares under Rule 144 or Regulation S of the SEC regulation. The number of Hartcourt shares will be calculated using the 10-day average bid-ask price prior to the date of closing. Hartcourt has completed its due diligence and the parties have agreed to extend the closing date to close the transaction no later than April 15, 2001.

On January 10, 2001, Hartcourt and Wind signed an addendum to the Term Sheet Agreement dated September 18, 2000, whereby Hartcourt agreed to convert the loan from Guo Mao of $500,000 to a 5% equity ownership in Wind immediately. In addition, both the parties mutually agreed to extend by twelve months all defined effective dates per the Term Sheet Agreement of September 18, 2000.

During February 2001, the Company issued 805,802 shares of its common stock valued at $500,000 to Sinobull Information to complete the acquisition of Sinobull Information by Sinobull.

No assurance can be given that Term Sheet and Heads of Agreements will result in actual agreements or that the terms of the agreements will not be significantly changed, or that any of the financing needs to consummate the agreements discussed below will be successfully completed. Hartcourt's partners in the above mentioned joint ventures are expecting Hartcourt to provide two key elements in these joint ventures: Internet technology and investment capital.
Hartcourt management, which has recently hired individuals with extensive experience and expertise in relevant industry sectors, intends to provide Internet technology by merging with or acquiring companies already active in these businesses. On the financial side, Hartcourt has raised and continues to raise the substantial funds necessary to carry out the plans of its venture partners by selling its own common shares to selected investors/partners and bringing in partners whose contributions to each joint venture will include the necessary cash contributions. If Hartcourt is not able to raise the necessary funds indicated in the agreements, the agreements will need to be modified or cancelled.


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

FTL leases an office space at 99 Queen's Road Central, Hong Kong. The premises consist of approximately 2,000 square feet of office facility. The lease term is for three years commencing on December 15, 1999 and lease allows free rent of 12 months. The monthly lease payment including air-conditioning and management charges approximate HK$60,917 (US$7,810). Through Topomedia International Limited, a wholly owned subsidiary, FTL owns 1,439 sq. ft. of office space and leases the 918 sq. ft. at HK$21,573 (US$2,766) per month. The lease commenced on February 5, 1999 for a term of three years

UAC Exchange leases its office premises at Read Mansion, Yumin in Beijing, consisting of approximately 6,900 square feet. Lease term is for one year period commencing on October 11, 2000 at the rate of RMB93,411 (US$11,390) per month with a rent free period of 10 days covering lease payment and management fees. In addition, UAC has a branch office located at Science Technology Park in Beijing consisting of 1,200 square feet of office premises. Lease term is for three years commencing on July 15, 1999 at the rate of RMB10,283 (US$1,250) per month covering lease payment.

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


Item 3.  Legal Proceedings.

The Hartcourt Companies, Inc. v. Estrellita D. Gonzales, Los Angeles Superior Court Case No. BC 222 853:

Hartcourt has obtained a judgment in the principal amount of $28,112.00 arising from the defendant's failure to pay according to the terms of a promissory note.

Harvey Productions, Inc. ("Harvey") v. Alan Phan, et al., Los Angeles Superior Court Case No. SC 060 296:

Hartcourt and Alan Phan have been named as defendants along with two other corporate entities and their presidents. This case was filed on January 28, 2000. Harvey claims that Hartcourt wrongfully canceled a share certificate to Harvey for 50,000 shares and further claims that Hartcourt committed breach of contract and fraud. No contract exists between the parties and no representations were made among the parties. The case is ongoing and Hartcourt plans to vigorously contest this case

Apollo Financial Network, LLC ("Apollo") v. The Hartcourt Companies, Inc., Los Angeles Superior Court Case No. BC 245398, filed on February 21, 2001:

Apollo filed an action for breach of contract arising out of a consulting agreement that was canceled in January 1999. Hartcourt plans to vigorously contest this case, and plans to file a cross-complaint seeking $25,000 for unpaid rent and expenses from January 1999 through June 1999. The case is ongoing.

ComericaBank of California v. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of another entity's ("Pego") alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. The parties have executed a stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego. In the event of non-payment by Pego, Hartcourt's liability could be as much as approximately $500,000 or less, with the amount decreasing upon payments by Pego.
The case is ongoing.

Charles Hogue v. The Hartcourt Companies, Orange Court Circuit Court, Florida Case No. CIO 00-2190, filed on or about March 22, 2000:

Charles Hogue filed a complaint to claim a finder's fee for introducing Hartcourt to a potential acquisition target. Hartcourt sent the payment to Mr. Hogue via check in the amount of $40,500 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of Hartcourt with the amount of shares in dispute. Hartcourt's counsel in Florida failed to timely file an Answer to the complaint, and default judgment in the amount of $2,901,752.39 was entered on January 31, 2001. Hartcourt brought a motion to set aside the default, which was denied. Hartcourt plans to vigorously appeal the ruling. On or about March 2, 2001, a Notice of Appeal was filed. Hartcourt and its Florida counsel are very optimistic that Hartcourt will prevail on its appeal, especially given the default nature and the excessiveness of the damages.


Item 4.  Submission of Matters to a Vote of Security Holders.

None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The common stock is quoted on the bulletin board maintained by the National Association of Securities Dealers, Inc. The following table sets forth the range of high and low bid and asked quotations for the common stock during the three most recent calendar quarters ended December 31, 2000, 1999 and 1998:

- --------------------- -------------- ------------ -------------- --------------
                         High Bid      Low Bid      High Asked     Low Asked
- --------------------- -------------- ------------ -------------- --------------
March 31, 1998            .9610         .5000         .9610          .5000
- --------------------- -------------- ------------ -------------- --------------
June 30, 1998             .8985         .3985         .8985          .3985
- --------------------- -------------- ------------ -------------- --------------
September 30, 1998        .9690         .1250         .9690          .1250
- --------------------- -------------- ------------ -------------- --------------
December 31, 1998         .2815         .1250         .2815          .1250
- --------------------- -------------- ------------ -------------- --------------
March 31, 1999            .2345         .1875         .2345          .1875
- --------------------- -------------- ------------ -------------- --------------
June 30, 1999             .4450         .3650         .4415          .3650
- --------------------- -------------- ------------ -------------- --------------
September 30, 1999        .4200         .3800         .4200          .3800
- --------------------- -------------- ------------ -------------- --------------
December 31, 1999        7.6875        7.1250        7.6875         7.1250
- --------------------- -------------- ------------ -------------- --------------
March 31, 2000           6.2344        5.9375        6.2344         5.9375
- --------------------- -------------- ------------ -------------- --------------
June 30, 2000            4.3750        4.0625        4.3750         4.0625
- --------------------- -------------- ------------ -------------- --------------
September 30, 2000       2.7812        2.6094        2.7812         2.6094
- --------------------- -------------- ------------ -------------- --------------
December 29, 2000         .6094         .5156         .6094          .5156
- --------------------- -------------- ------------ -------------- --------------

The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 2000, there were broker-dealers publishing quotes for the common stock.

Holders

At March 26, 2001, Hartcourt had approximately 12,500 holders of record of its common stock.

All of the Hartcourt's issued stock has been issued pursuant to Rule 144 of the Securities Act and could come into any market that exists under Rule 144. Approximately 8,879,000 and 8,416,000 outstanding Rule 144 shares held by principal and directors exist at December 31, 2000 and 1999, respectively.

Dividends

Each shareholder of record on March 31, 1999 received one (1) share of Enova for every four (4) shares of Hartcourt common stock. Hartcourt does not anticipate payment of any other stock or cash dividends in the foreseeable future.

Warrants

At March 26, 2001, there were 4,058,640 outstanding warrants to purchase 4,058,640 shares of common stock at $.001 par value, ranging from $0.69 - $15.52 per share. During 2000, warrants converted to 814,000 shares of common stock resulted in proceeds of $101,870, and American Equities exercised its cashless exercise right and converted 1,200,000 warrants into 1,070,075 free trading common shares of Hartcourt without payment of any consideration.

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

All the transaction hereunder were between Hartcourt and accredited investors as defined in Section 4(2) of the Securities Act of 1933 or sophisticated investors that possessed sufficient knowledge and experience in financial and business matters to be able to evaluate the merits and risks of the investment and who were allowed access to the books and records of Hartcourt.

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

On August 24, 1998, Hartcourt and ECS executed an agreement and plan of merger with Elan Manufacturing, Inc. Elan a contract manufacturer of electronic components similar to ECS, located in the Silicon Valley. Under the agreement, Elan was merged into and with Hartcourt, thereby ceasing Elan's existence. The merger was effective September 1, 1998, and the purchase price of $616,240 was paid by Hartcourt issuing 724,990 common shares to the three selling shareholders based at a value of $0.85 per share. Hartcourt and ECS have guaranteed to the three selling shareholders that the value of such shares will be not less than $.85 per share on September 1, 1999. If the value of the shares does not equal $.85 per share on September 1, 1999, Hartcourt and ECS will make up any shortfall by issuing additional free trading shares or cash to the selling shareholders.

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

During 1999, Hartcourt sold to investors 700,000 shares of its common stock to raise $900,000 that was paid in connection with the acquisition of FTL and investment in UAC.

During the course of the year, Hartcourt issued 910,833 shares of its common stock valued at $1,004,045 to its directors in connection with performance of services.

On January 18, 2000, Hartcourt issued 254,552 additional shares of common stock to FTL in settlement of the post-closing adjustment pursuant to the terms of stock purchase agreement.

On January 19, 2000, Hartcourt entered into Stock Sale agreement with Chateau O'Doly under Regulation S and sold 300,000 restricted common shares at $4.00 per share. Hartcourt raised $1,200,000 that it used towards the acquisition of UAC and FTL.

On January 26, 2000, Hartcourt completed a private placement with PYR Management LLC ("PYR") of 227,445 Units and a Class II Warrant to PYR for $3,000,000 pursuant to a Regulation D Subscription Agreement. Each Unit consisted of one share of Hartcourt common stock and a Class I Warrant to purchase one additional share of Hartcourt common stock at the Unit Price, subject to the adjustment upon certain events. The Class II Warrants entitled PYR to purchase additional shares of Hartcourt common stock at par value solely upon the occurrence of certain events. On January 27, 2000, Hartcourt received $2,743,000 from PYR to be used for working capital requirements of Hartcourt. As a result of the occurrence of certain events, on March 6, 2001, Hartcourt issued to PYR 2,509,792 additional common shares, 2,509,802 Class I Warrants and 1,035,308 Class II Warrants, both Class I and Class II at the exercise price of $0.69375, in accordance with terms of the Subscription Agreement.

During 2000, Hartcourt issued 49,161 shares of its common stock valued at $144,000 to directors for services performed during the year. On January 31, 2000 and May 11, 2000 Hartcourt issued 1,551,720 and 48,560 shares of common stock to Dr. Alan Phan in lieu of his 1999 compensation of $225,000. Hartcourt issued 42,105 shares of common stock valued at $107,333 to the directors in lieu of their compensation for the year 2000.

During 2000, Hartcourt issued 122,754 shares of common stock valued at $180,435 to various consultants for their professional and legal services.

On May 4, 2000 and July 7, 2000, Tang Wai Leong and Michael Rouge exercised their stock options and converted into 500,000 and 200,000 shares of common stock at the exercise price of $5.50 and $1.25 per share. As a result, Hartcourt raised $3,000,000 and used it for its working capital requirements.

As of December 31, 2000, Hartcourt has received $807,905 against the sale of stock to Edda and additional remittances equal to $364,915 as of March 26, 2001. Hartcourt has not issued any shares to Edda under this Agreement and has received $364,915 in additional remittances subsequent to December 31, 2000.

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

Plan of Operation

Currently, Hartcourt is in a transition from a holding and development company model into a few revenue-driven independent operational entities. By continued efforts in building a network of Internet and telecommunication service companies in China and Hong Kong, Hartcourt is developing closer partnerships with Chinese entrepreneurs as well as Chinese government-owned entities. Its mission is to become one of the leading Internet companies in Asia. Hartcourt's business goal over the next three years is to complete a series of IPOs or spin-offs and focus on restructuring the company into four main divisions: the Hong Kong-based streaming content (video/audio) web-casting and web hosting Group; the Sinobull Financial Group, the multi-media financial data provider and online securities trading platform; the Broadband ISP and Internet Infrastructure Group; and Hartcourt Capital Inc., the E-Finance transactions platform offering online banking, securities, insurance, equipment leasing, credit, and B2B transaction settlements. Through the combined services of the four divisions, Hartcourt intends to create a premier financial portal of Chinese Internet with a comprehensive Web site and supporting utilities that will be capable of executing securities transactions on-line in a timely and efficient manner while providing real-time quotes, research, charts and other collateral information regarding stocks, bonds, currencies and other markets in China and other Asian markets.

Results of Operations

Comparison of the fiscal years ended December 31, 2000 and December 31, 1999.

During 2000, Hartcourt continued its previously implemented plan to acquire profitable companies that were in established industries with a history of growth. Since mid-1999, Hartcourt has been focusing on assembling a collection of companies and services that will provide citizens of China with next generation communication services, including China-focused Internet access and financial portals, online share trading services, data broadcasting, and financial services. Hartcourt's current operations are now primarily focused on its investment in StreamingAsia and its subsidiaries and affiliates. Each of the companies that constitute Sinobull Financial Group and StreamingAsia were independent companies prior to their affiliation with Hartcourt and were brought into the fold via share acquisitions by Hartcourt to fulfill specific niches within Hartcourt's current expansion plans. The company signed underwriting agreements for the initial public offerings of shares of its two most developed investments, both of which are planned in the year 2001. Hartcourt plans to eventually build other of its current operations into stand-alone entities that will also be taken public on US and/or Asian Financial markets.

To stay focused and achieve its mission to become a leading Internet company in Asia and China, Hartcourt continued to build a network of Internet companies in partnership with young Chinese enterprenuers as well as government owned entities. On December 28, 2000, Sinobull acquired 51% ownership interest in Sinobull Network and 51% ownership in Sinobull Information. The operations of Hartcourt 2000 primarily consisted of operations of FTL (58.53% ownership interest), StreamingAsia (50% equity investment interest), UAC Exchange (51% ownership interest) and its investment and advances to Sinobull for acquisitions in China and Hong Kong. The operations of Hartcourt in 1999 primarily consisted of operations of FTL from the date of acquisition of October 4, 1999. Operations of Hartcourt Pen and Hartcourt Investments were discontinued in 1999, and operations of Pego and ECS were disposed off as a result of spin-off to Enova and the subsequent distribution of Enova as stock dividend.

Net sales and cost of sales. Net sales in 2000 amounted to $1,531,339 compared to $378,677, consisting of sale of financial pagers and the related Internet and telephone services. Cost of sales amounted to $1,499,651 in year 2000 compared to $71,810 during 1999. Cost of sales for 2000 included a write down of $150,771 of inventory relating to the financial pagers that became obsolete as FTL switched their wireless network to a new platform during 2000. FTL had limited operations that were still ongoing in 1999.

Selling, general and administrative expenses. Selling general and administrative expenses amounted to $3,485,229 for 2000 compared to $7,029,179 for 1999. The decrease is primarily due to reduction in legal, professional and consulting fees of approximately $768,000, reduction in compensation expense of approximately $3,300,000 to the officers and directors, and reduction in providing for doubtful allowance of approximately $175,000.

Impairments. Impairments in year 2000 amounted to $3,546,471 compared to zero in the year 1999. Impairments resulted due to the write down of the marketable securities of $2,500,000 as a result of exchanging GoCall preferred shares, writing down of investments by $480,871 and $565,600 in UAC Exchange and FTL as a result of change in market conditions.

Settlements loss. Hartcourt did not incur any settlement losses in year 2000 compared to recognizing a net settlement loss of $384,013 in 1999 as a result of exchanging investments with GoCall, settling disputes and litigations with Pruzin, American Equities, and Capital.

Loss from discontinued operations. Hartcourt did not discontinue any operations in 2000 and therefore, no losses were incurred. Loss from discontinued operations of $420,810 in 1999 represents the total net loss of Pego of $25,875 and the net loss of ECS of $394,935 prior to their transfer to Enova and subsequently distributed to shareholders of Hartcourt as stock dividend. Hartcourt Pen and Hartcourt Investments did not have any operations in 1999 and were also discontinued in 1999.

Loss on disposal of discontinued operations. No operations were disposed off in the year 2000. Loss on disposal of discontinued operations of $7,759 in 1999 represents the net of the loss of disposals of Hartcourt Investments amounting to $95,000 offset by the gain of $87,241 on disposal of Hartcourt Pen.

Liquidity and Capital Resources

Hartcourt's principal capital requirements during 2000 were to fund the acquisitions of growth oriented Internet related operating companies in China and Asia. Hartcourt raised substantial funds necessary to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

As shown in the accompanying financial statements, Hartcourt incurred net losses of $6,790,879 and $7,862,468 for the years ended December 31, 2000 and 1999, respectively. In addition, Hartcourt's working capital deficit of $2,227,687 is not adequate to meet its minimum monthly expenses. These factors, as well as negative cash flows from operations of $2,513,094, Hartcourt's inability to meet debt obligations, and the need to raise additional funds to accomplish its objectives, create substantial doubt about Hartcourt's ability to continue as a going concern.

Hartcourt has taken certain restructuring steps in 2000, which in the opinion of management, will provide the necessary capital to continue its operations for the next five years. These steps included: 1) the settlement of certain matters of litigation and disputes; 2) completed a private placement with PYR Management, LLC and received $2,743,000 on January 27, 2000; 3) signed a Investment Agreement with Swartz Private Equity, LLC, which agreed to purchase from time to time, up to $35,000,000 Hartcourt shares of common stock. The Investment Agreement with Swartz is still subject to the approval of SEC, 4) raised $3,101,870 upon exercise of options and warrants to convert into 2,214,000 shares of common stock.

Operating activities. Net cash used in operating activities increased by $2,513,094 during the year 2000 compared to $239,218 during 1999. This is primarily due to the fact that Hartcourt had recorded impairments due to write down of the marketable securities of $2,500,000 as a result of exchanging GoCall preferred shares, writing down the investments in UAC and FTL by $480,871 and $565,6000, respectively, providing for doubtful accounts of $767,586, write down of the wireless network assets amounting to $193,905 as FTL switched its wireless network structure to a new platform during 2000. Hartcourt discontinued the operations of Hartcourt Pen, Hartcourt Investments and the spin-off of Pego and ECS during 1999. All subsidiaries had losses in both years.

Investing activities. Net cash used in investing activities increased to $4,589,125 during 2000 compared to $1,408,162 during 1999. This is mainly due to the investment in eMPACT of $300,000, purchases of property and equipment of $347,051, and advances to Sinobull for $2,819,884 for acquisitions during 2000. Acquisitions of FTL and UAC during 1999 were partly paid by cash.

Financing activities. Net cash provided by financing activities increased to $7,174,155 during 2000 compared to $1,959,603 during 1999. Hartcourt raised $7,869,776 from issuance of common shares during 2000 that was partially offset by $695,621 in payments to related parties. The main financing sources of Hartcourt are the line of credit from the bank, issuance of long term debt, proceeds from issuance of its common stock, and proceeds on exercise of its options and warrants.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 19, 2000, Hartcourt received a letter of resignation from its independent accountants, BDO International. BDO International previously issued a qualified report dated March 30, 2000. The report noted that because Hartcourt had suffered recurring losses from operations and raised significant doubt about the ability of Hartcourt to continue as a going concern. Other than Hartcourt's ability to continue as a going concern, the report did not contain any adverse opinion or disclaimer of opinion, or any qualification as to uncertainty, audit scope or accounting principles. Such report subsequent to issuance has not been modified. There were no disagreements with BDO International on any matters of accounting principles or practices, financial statement disclosures or auditing scope or procedures during the one-year period covered by their report and subsequently through September 19, 2000.

On September 29, 2000, Hartcourt appointed KPMG as its new independent accountants. During the two most recent fiscal years and through September 29, 2000, Hartcourt has not consulted with KPMG regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Hartcourt's financial statements, and either a written report was provided to Hartcourt or oral advice was provided that KPMG concluded was an important factor considered by Hartcourt in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions in Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (iv) or Regulation S-K.

On November 23, 2000, Hartcourt received a letter of resignation from its independent accountants, KPMG. KPMG did not issue any reports on Hartcourt's financial statements from September 29, 2000 through November 23, 2000 and was not in a position to agree or disagree on any matters of accounting principles or practices, financial statement disclosures or auditing scope or procedures through November 23, 2000. KPMG advised Hartcourt during their course of review in accordance with Statement of Auditing Standards ("SAS") No. 71 review of

Hartcourt's financial statements for the three months and nine months ended September 30, 2000 that certain issues had come to their attention that would require further investigation and unless, resolved to their satisfaction, could have a material impact on Hartcourt's interim financial statements for the three months and nine months period ended September 30, 2000. Due to their resignation, KPMG was not in a position to determine the resolution of such issues. Hartcourt resolved all such issues prior to the filing of its Form 10-QSB for the quarter ended September 30, 2000.

On February 8, 2001, Hartcourt appointed Weinberg & Company, P. A. "Weinberg" as its new independent accountants. During the two most recent fiscal years and through September 29, 2000, Hartcourt has not consulted with Weinberg regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Hartcourt's financial statements, and either a written report was provided to Hartcourt or oral advice was provided that Weinberg concluded was an important factor considered by Hartcourt in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)
(1) (iv) of Regulation S-K and the related instructions in Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)
(1) (iv) or Regulation S-K.


                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance  with Section 16(a) of the Exchange Act.

The following table sets forth certain information about the directors and executive officers of Hartcourt.

Name                 Age      Position                          Dates Held

Dr. Alan V. Phan     55       Chairman of the Board,       Since November 1993
                              President and Chief
                              Executive Officer

Frederic Cohn(1)     61       Director, Vice President     Since December 1999
                              and Secretary

Manu Ohri            45       Director, Executive Vice     Since December 1999
                              President Finance, Chief
                              Financial Officer and
                                    Treasurer

Kenneth Silva        74       Director                     Since December 1999

Hans Kloepfer        50       Director                     Since December 1999

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

Mr. Manu Ohri, Executive Vice President Finance & Chief Financial Officer, Treasurer and Director since December 1999, has over 19 years of diversified business management and operations experience in public and private companies. From June 1999 to May 2000, Mr. Ohri held the position of President, CEO and Director of Enova Holdings, Inc., an investment holding company and an affiliate of Hartcourt. From January 1997 to March 1999, Mr. Ohri served as Chief Operating Officer and Chief Financial Officer of Dynamic Cooking Systems, Inc., a privately-held manufacturing company. From September 1989 to December 1996, Mr. Ohri served as Chief Financial Officer of Startel Corporation, a NASDAQ company in software development business. Mr. Ohri's multi-faceted experience includes operations, finance as well as administrative functions in the manufacturing, distribution and software development industries. Mr. Ohri is a Certified Public Accountant with over six years experience with Deloitte & Touche, LLP and PriceWaterhouseCoopers, LLP. Mr. Ohri earned his Masters degree in Business Administration from University of Detroit and Bachelors degree in Accounting from University of Delhi in India.

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

Directors serve for a term of one year or until their successors are elected and qualified. Directors do not receive any cash compensation for serving on the Board. Foe attending Board meetings, Hartcourt compensates its directors $12,000 each quarter through the issuance of shares of common stock at the closing market price of the common shares valued on first day of the calendar quarter.

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

Class A Preferred Stock

The 10,000,000 shares of authorized and unissued Class A Preferred Stock may be split with such designations, powers, preferences and other rights and qualifications, limitations and restrictions thereof as the Company's Board of Directors elects for a given series. No Class A preferred stock was issued and outstanding as of December 31, 2000 and 1999, respectively.

Series A 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 4,000 shares authorized with a stated value of $1,000 per share. Holders of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series A convertible preferred stock is subject to redemption at any time, at the option of Hartcourt, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends to the date of redemption. No Series A convertible preferred stock was issued and outstanding at December 31, 2000 and 1999, respectively.

Series B 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 2,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series B convertible preferred stock is subject to redemption at any time, at the option of Hartcourt, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. No Series B convertible preferred stock was issued and outstanding at December 31, 2000 and 1999, respectively.

Series AB 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 25,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series AB convertible preferred stock is subject to redemption at any time, at the option of Hartcourt, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. Holders of Series AB convertible preferred stock may convert their shares into fully paid non-assessable common stock of Hartcourt. No Series AB convertible preferred stock was issued and outstanding at December 31, 2000 and 1999, respectively.

Series C Redeemable Preferred Stock

Non-voting, non-participating redeemable preferred stock, 1,500 authorized, with a par value of $1,000 per share. Series C preferred stock is junior to the original preferred stock and any other class or series of capital stock of the Company which are specifically ranked senior (senior securities). Series C preferred stock is redeemable at any time, at the discretion of the Company, at a redemption price of $1,000 per share. During 1998, Hartcourt redeemed the stock for $1,300,000 in cash and 200,000 shares of Company common stock valued at $1 per share. No Series C redeemable preferred stock was issued and outstanding at December 31, 2000 and 1999, respectively.

Series D Convertible Preferred Stock

Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at a par with holders of Hartcourt's common stock, as if the Series D Convertible Preferred Stock had been converted in common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its holder, at any time, into a number of shares of common stock of Hartcourt at a conversion rate equal to $1,000 divided by the market price of Hartcourt's common stock. The Series D Preferred Stock was retired in March 1999, in connection with the sale of a 30% interest in ECS to Mr. James Pruzin. No Series D convertible preferred stock was issued and outstanding at December 31, 2000 and 1999, respectively.

By virtue of the activities in founding and organizing Hartcourt, as well as his beneficial ownership of its voting securities, Dr. Phan may be deemed to be a "promoter" of Hartcourt.

Item 10.  Executive Compensation.

The following summary compensation table sets forth certain information regarding compensation, required to be paid pursuant to an employment agreement during each of the three years ended December 31, 2000, 1999 and 1998 to the person serving as Hartcourt's Chief Executive Officer:

Name and Principal Position                 Fiscal Year         Annual Salary
- ---------------------------                 -----------         -------------
Dr. Alan V. Phan, Chief Executive Officer       2000              $1
                                                1999              $3,379,788
                                                1998              $200,000

Hartcourt is obligated under employment contract with Dr. Alan Phan to provide salary, bonuses, and other fringe benefits through December 31, 2001. The term of the contract will be automatically extended for an additional term of three
(3) years, unless Hartcourt or Dr. Phan gives a written notice to the other party before the expiration of the term. Annual base salary payments under the contract will be $250,000 per annum for fiscal years 2000 and 2001. Payments will be made in equal monthly installments. In the event Hartcourt does not have sufficient cash flow to pay compensation, Dr. Phan has the option to accept Hartcourt's restricted common shares for the same amount of compensation. Share price will be calculated at 50% of the market trading bid price on January 1st of the year of employment. During the year 2000, Dr. Phan agreed to receive $1 salary as his compensation for the year ended December 31, 2000. Dr. Phan received 100% of his salary in shares of common stock of Hartcourt during the last two fiscal years. Hartcourt issued restricted common shares to Dr. Phan in the amounts of 1,600,284 shares and 213,333 shares for the years ended December 31, 1999 and 1998, respectively.

On February 19, 2000, Hartcourt entered into an employment agreement with Frederic Cohn, Executive Vice President, regarding the terms of his employment. This agreement has a two-year term ending December 31, 2000. The agreement provides for an annual salary of $120,000 in the first year and $130,000 in the second year. Fifty percent (50%) of Mr. Cohn's annual salary is payable in cash and the balance is payable in shares of common stock of Hartcourt. The conversion price is the closing market price on the first day of each month for the salary owed that month. During the year 2000, Mr. Cohn received $60,000 of his salary in cash and Hartcourt issued 20,558 of restricted common shares valued at $60,000.

On April 12, 2000, Hartcourt entered into an employment agreement with Charlie Yang, Chief Executive Officer, for a term of three years of employment starting May 1, 2000. During the first year ending April 30, 2001, the agreement provides for an annual salary of $168,000 in cash plus an option to purchase 50,000 shares of Hartcourt common stock at the market price of May 1, 2000 exercisable within twenty-four (24) months of its grant. In the second and third year, the annual salary increases to $180,000 and $200,000 plus the option to purchase shares increases to 100,000 and 150,000 shares of common stock of Hartcourt as of May 1, 2001 and May 1, 2002, exercisable within twenty-four months of its grant. During 2000, Mr. Yang received $112,000 in salary and has not exercised his options to purchase 50,000 shares of Hartcourt common stock as of March 26, 2001.

There are no salary, bonus or incentive plans covering cash or company stock except Hartcourt's 1995 Stock Option Plan (the "Plan"). Under the Plan, incentive and non-qualified stock options may be granted to directors, officers and key employees to purchase up to 2,000,000 shares of common stock at an option price not less than the fair market value of the stock at the time the option is granted; the option period shall not exceed ten years from the date of grant. Except in the case of the death or disability of an option holder, vested options lapse 90 days following termination of continuous employment by Hartcourt. Vested options lapse one year after the death or disability of an option holder. As of March 26, 2001, options to purchase 470,000 shares of common stock were outstanding under the plan at exercise prices ranging from $1.00 to $7.16 per share.


Item 11.  Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of December 31, 2000 with respect to persons known to Hartcourt to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of Hartcourt and by all directors and executive officers of Hartcourt as a group.


- ---------------- ------------------------------ ------------------- -----------
Title of Class   Name & Address of              Amount and Nature     Percent
                 Beneficial Owner               of Beneficial
                                                Ownership (1)
- ---------------- ------------------------------ ------------------- -----------
- ---------------- ------------------------------ ------------------- -----------
Common stock     Dr. Alan V. Phan                 8,804,109 (2)         13.5%
                 9800 S. Sepulveda, Suite 818
                 Los Angeles CA 90045
- ---------------- ------------------------------ ------------------- -----------
- ---------------- ------------------------------ ------------------- -----------
Original                                               1,000 (2)        100%
Preferred stock
- ---------------- ------------------------------ ------------------- -----------
- ---------------- ------------------------------ ------------------- -----------
Common stock        CEDE & Co.                     42,449,928 (3)       64.4%
                    55 Water Street 2SL
                    New York, NY 10041
- ---------------- ------------------------------- ------------------ -----------
- ---------------- ------------------------------- ------------------ -----------
Common stock        Financial Telecom Limited       3,509,104 (4)       5.3%
                    The Center, Suite 2705
                    99  Queen's  Road  Central,
                    Hong Kong
- ---------------- ------------------------------- ------------------ -----------
- ---------------- ------------------------------- ------------------ -----------
                    All Officers and Directors      8,878,988
                    as a group
- ------------------- ---------------------------- ------------------ -----------

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

The following table summarizes the activity in the plan:

                                                                    Weighted
                                              Number of              Average
                                                Shares              Exercise
                                                                      Price
                                            ------------       ---------------
Shares under option at January 1, 1999           400,000       $          1.00
    Granted                                    2,000,000                 1.265
    Exercised                                 (2,000,000)                1.265
    Canceled                                           -                     -
                                            ------------        --------------

Shares under option at December 31, 1999         400,000       $          1.00
    Granted                                       70,000                  6.76
    Exercised                                          -                     -
    Canceled                                           -                     -
                                            ------------        --------------
Shares under option at December 31, 2000         470,000       $          1.86
                                            ------------        --------------

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting standards No. 123, the Company's net loss and loss per share for the year ended December 31, 2000 and 1999, would not have been increased.

Additional information relating to stock options outstanding and exercisable at December 31, 2000 summarized by exercise price are as follows:

                                  Outstanding                Exercisable
                         ----------------------------  ------------------------
 Exercise Price                Weighted Average                Weighted Average
                            ----------------------             ----------------
 Per Share        Shares  Life (Years) Exercise Price   Shares   Exercise Price
 -------------- --------- ------------ --------------  --------  --------------
 $1.00 to $7.16   470,000  1 to 7.5        $1.86        470,000        $1.86

In connection with a Fee Agreement for Introduction Services with Tang Wai Leong and Thomas Kwok, (collectively referred to as the "Introducers"), Hartcourt agreed to grant to the Introducers options to purchase up to 2,500,000 shares of Hartcourt common stock at a price of $5.50 per share. The options were issued at the fair market value on the date of issuance and therefore, no expense was recorded. On May 4, 2000, the Introducers exercised their option to acquire 2,500,000 shares of Hartcourt common stock. As of December 31, 2000, Hartcourt received $2,220,000 towards the exercise price of 2,500,000 options into shares exercised by the Introducers. The remaining balance of $11,000,000 is recorded as subscriptions receivable at December 31, 2000 in the accompanying financial statements.

In connection with providing consulting services, on July 21, 2000, Hartcourt granted to Anarjay Concepts, Inc. options to purchase 20,000 shares of Hartcourt stock at a price of $5.75 per share. The options expire on July 20, 2001. The options were issued at the fair market value on the date of issuance and, therefore, no expense was recorded.

Warrants

On December 30, 1996, Hartcourt and American Equities entered into a Warrant Agreement, whereby Hartcourt agreed to issue and sell to American Equities, for the price of $100, a warrant to purchase up to 2,000,000 shares of its common stock, $.01 par value at prices ranging from $0.30 to $2.10 in connection with the consulting services provided to Hartcourt. American Equities shall have the right to purchase at any time and from time to time prior to December 30, 2002, up to the number of fully paid and non-assessable shares of warrants, stock upon payment of specific exercise price or apply the cashless exercise clause specified in the agreement. On September 9, 1999, pursuant to the terms of the Warrant Agreement, American Equities exercised its cashless exercise right and converted 800,000 warrants into 621,674 Hartcourt's common shares without payment of any consideration. On December 14, 1999, American Equities filed a complaint against Hartcourt alleging breach of Warranty Agreement, claiming damages of $30,000,000 and that American Equities was entitled to receive 1,800,000 common shares of Hartcourt pursuant to the anti-dilution clause contained in its December 1996 Warrant Agreement. Hartcourt disputed the assertion and filed a counter claim against American equities seeking to rescind the Consulting Agreement, Warrant Agreement and Purchase Agreement with American Equities. On February 20, 2001, Hartcourt and American Equities mutually agreed to settle the Lawsuits and executed mutual general releases of all known and unknown claims. As part of the settlement, Hartcourt agreed to issue to American Equities 400,000 shares of common stock pursuant to the anti-dilution clause and cancel the promissory note of $225,000. American Equities was allowed to further exercise its cashless right and converted the remaining 1,200,000 warrants into 1,075,075 free trading common shares of Hartcourt without any payment of consideration. On February1, 2000, American Equities exercised its cashless right and converted the remaining 1,200,000 warrants into 1,075,075 free trading common shares of Hartcourt.

In connection with consulting services, Hartcourt issued warrants to purchase 350,000 shares at prices ranging from $1.25 to $1.50 that expire at various dates through July 12, 2000. The warrants were issued at the fair market value on the date of issuance and therefore no expense was recorded.

In connection with the sale of 200,000 restricted shares of its own common stock, Hartcourt issued warrants to purchase 100,000 shares at $4.00 that expire on December 12, 2000. The warrants were issued above fair market value and therefore no expense was recorded.

In connection with facilitating equity line and credit for Hartcourt, on January 26, 2000, Hartcourt issued to Dunwoode Brokerage Services warrants to purchase 13,530 shares at $15.52 per share that expire on January 25, 2004. The warrants were issued at the fair market value and therefore, no expense was recorded.

In connection with completion of a private placement of Hartcourt shares with PYR Management LLC, on March 6, 2001, Hartcourt issued in total 2,509,802 of Class I warrants and 1,035,308 of Class II warrants exercisable at $0.69375 per share of common stock and expire on January 26, 2005.

In connection with signing an investment agreement with Swartz Private Equity, LLC, on January 26, 2000, Hartcourt issued to Swartz warrants to purchase 400,000 shares at $13.10 per share that expire on January 25, 2004. The warrants were issued at the fair market value and therefore, no expense was recorded.

During 2000, the warrant-holders converted warrants to purchase 407,000 shares of common stock at prices ranging from $2.50 to $2.80 for a total consideration of $101,870.

Stock Split

On September 14, 2000, the Board of Directors of Hartcourt approved a two-for-one split of the company's common stock, payable on October 23, 2000 to the shareholders of record at the close of business on October 16, 2000.

Item 12: Certain Relationships and Related Transactions

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

On June 20, 1999, Hartcourt entered into an agreement to acquire 35% of ownership interest in UAC. In connection with the purchase, Hartcourt recorded a payable of $1,868,000 to Shi Zhang, owner of UAC Trading at December 31, 1999. In addition, Hartcourt agreed to transfer 1,000,000 shares of its common stock to UAC, 200,000 of these common shares will be used to offset with UAC Trading for an existing loan of $200,000 and 800,000 common shares were not issued as of December 31, 1999. On August 9, 1999, Hartcourt and UAC Trading agreed to convert the Hartcourt loan of $200,000 into an option to purchase an additional 15% interest in UAC from UAC Trading. On August 31, 2000, Hartcourt exercised its option for the additional 15% ownership interest in UAC. As of December 31, 2000, Hartcourt has payables in the amount of $87,112 to UAC and 1,418,000 to the owner of UAC Trading.

On August 17, 1999, Hartcourt entered into a stock purchase agreement with FTL to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. In connection with the purchase, Hartcourt issued 1,500,000 shares of its common stock and recorded an amount payable to FTL $840,676 at December 31, 1999. On January 18, 2000, Hartcourt issued 254,552 additional shares of its common stock to FTL for revision in purchase price as a result of post-closing adjustment.

On December 14, 1999, Hartcourt exchanged 100,000 shares of its common stock in settlement of all obligations due to Pego amounting to $1,058,642 and 35,000 shares of ECS owned by Enova valued at $16,358.

During 2000, Hartcourt issued 91,266 shares of its common stock valued at $251,333 to its directors and officers in connection with their compensation and performance of services.

At December 31, 2000 and 1999, Hartcourt had outstanding advances to Dr. Alan Phan, a director, executive officer and promoter of Hartcourt, in the amount of $0 and $58,221, respectively.

As at December 31, 2000, Hartcourt has a $250,000 note receivable from Pego, non-interest bearing, payable upon demand and unsecured. Amount fully reserved as of December 31, 2000.

                                    PART IV.

Item 13.  Exhibits and Reports on Form 8-K

The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

Exhibit No.                                       Description of Document
- -------------------------------------------------------------------------

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

10.16 Marketable Securities Agreement, dated July 31, 1997, between The Hartcourt Companies, Inc. and Capital Commerce, Ltd. (2)

10.17 Lease Termination Agreement, dated March 24, 1998, between Hartcourt Investment (USA) Corporation and Scripto-Tokai Corporation. (2)

10.17 Lease Termination Agreement, dated March 24, 1998, between Hartcourt Investment (USA) Corporation and Scripto-Tokai Corporation. (2)

10.18 Share Purchase Agreement with Enova Holdings, Inc., dated February 1, 1999, Exchange Agreement , dated March 23, 1999, and Distribution Agreement, dated March 24, 1999, File # 99579493.

10.19   1999 Agreement with Beijing UAC Stock Trading Online Co. Ltd.

10.19 A Financial Statements of Beijing UAC Stock Exchange Online Co. Ltd. for the period from October 18, 1999 (date of inception) to December 31, 1999.

10.20   Agreement with GoCall.com

10.21   FTL Stock Purchase Agreement

10.22 Advisory Agreement and 1999 Stock Plan with NuVen Advisors, Inc. and Hartcourt dated March 18, 1999, File No. 333-74933.

10.23 Consulting Agreement with Fred G. Luke, dba NuVen Advisors, File No. 99768860

10.24   Consulting Agreement with Archer & Weed, File No. 99768860

10.25 On December 8, 1999, Hartcourt filed a report on Form 8-K to disclose the resignations of Fred Luke and Jon L. Lawver Directors and Officers, File No. 99770546.

16.01 Resignation by Harlan & Boettger LLP, Certified Public Accountants, dated October 18, 1999, File No. 99731003. Amendment to resignation of Harlan & Boettger, LLP, Certified Public Accountants, dated December 6, 1999, File No. 99769229

16.02 Appointment of BDO International, Certified Public Accountants, dated February 10, 2000, File No. 530104

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

(5) Previously filed as exhibit to Hartcourt's Form 8-K, dated November 12, 1997, File No. 97715149. Incorporated herein by reference.

Reports on Form 8-K:

    * On February 4, 2000, Hartcourt completed a private placement of 227,445 Units and a class II Warrants to PYR Management LLC for $3,000,000 pursuant to a regulation D Subscription Agreement, File No. 524390. Incorporated herein by reference.

    * On February 8, 2000, appointment of BDO International as Hartcourt's independent Certified Public Accountants, File No. 530104. Incorporated herein by reference.

    * On September 28, 2000, resignation of BDO International as Hartcourt's independent Certified Public Accountants, File No. 731300. Incorporated herein by reference.

    * On September 29, 2000, appointment of KPMG as Hartcourt's independent Certified Public Accountants, File No. 732487. Incorporated herein by reference.

    * On December 11, 2000, resignation of KPMG as Hartcourt's independent Certified Public Accountants, File No. 786290.

    * On February 9, 2001, appointment of Weinberg & Company, P.A. as Hartcourt's independent Certified Public Accountants, File No. 1529253.

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

                                                THE HARTCOURT COMPANIES, INC.


Date:  March 30, 2001                           By: /s/ Alan V. Phan
                                                Alan V. Phan, President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                      Date

/s/ Alan V. Phan          Chairman of the Board and              March 30, 2001
- ----------------          President
Alan V. Phan

/s/ Charlie Yang          Chief Executive Officer                March 30, 2001
- ----------------
Charlie Yang

/s/ Manu Ohri             Executive Vice President Finance,
Manu Ohri                 Chief Financial Officer, Treasurer,    March 30, 2001
                          and Director

/s/ Fred Cohn             Secretary, and Director                March 30, 2001
- ------------------        Director
Fred Cohn

                          THE HARTCOURT COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

                          THE HARTCOURT COMPANIES, INC.
                                AND SUBSIDIARIES



                          INDEX TO FINANCIAL STATEMENTS



INDEPENDENT AUDITORS' REPORTS .................................. F-1

CONSOLIDATED FINANCIAL STATEMENTS

      BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 1999 .......... F-3

      STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
          DECEMBER 31, 2000 AND 1999 ........................... F-5

      STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE
          YEARS ENDED DECEMBER 31, 2000 AND 1999 ............... F-6

      STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
          DECEMBER 31, 2000 AND 1999 ........................... F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................... F-11

                          Independent Auditor's Report



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

                                BDO International


Hong Kong
March 30, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of The Hartcourt Companies, Inc.


We have audited the accompanying consolidated balance sheet of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Hartcourt Companies, Inc. as of December 31, 1999 were audited by other auditors whose report dated March 30, 2000 expressed an unqualified opinion on those statements and included an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a loss from current operations of $6,790,879, a negative cash flow from operations of $2,513,094 and a working capital deficiency of $2,227,687. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.


Los Angeles, California
March 26, 2001

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                           --------------------------
                                     ASSETS
                                     ------
                                                        2000            1999
                                                  -------------   -------------
CURRENT ASSETS
  Cash and cash equivalents                       $    402,993    $    331,057
  Accounts receivable, net of allowance                146,891          37,626
  Inventory                                             66,331         127,091
  Notes receivable                                      70,000         228,800
  Prepaid expenses and other assets                     56,378         129,114
  Due from related party                               176,697         108,222
                                                  -------------   -------------
     Total Current Assets                              919,290         961,910
                                                  -------------   -------------

PROPERTY & EQUIPMENT - NET                             736,259         815,085

INVESTMENTS                                          1,258,050       5,554,644

OTHER ASSETS
  Goodwill, net                                      2,856,786       2,206,033
  Advances pursuant to merger                        3,019,884               -
  Computer software costs, net                         970,172               -
                                                  -------------   -------------
     Total Other Assets                              6,846,842       2,206,033
                                                  -------------   -------------

TOTAL ASSETS                                      $  9,760,441    $  9,537,672
- ------------                                      =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
  Accounts payable                                $    723,647    $    152,709
  Deferred revenue                                     112,456          78,477
  Notes payable - current portion                       33,788         649,998
  Accrued expenses and other current liabilities       130,632       4,073,504
  Payables to related parties                        2,146,454       2,457,497
                                                  -------------   -------------
     Total Current Liabilities                       3,146,977       7,412,185

NOTES PAYABLE, NET OF CURRENT PORTION                  609,867         608,184
                                                  -------------   -------------

TOTAL LIABILITIES                                    3,756,844       8,020,369
- -----------------                                 -------------   -------------
COMMITMENTS AND CONTINGENCIES                                -               -

MINORITY INTERESTS                                     757,475         661,634

          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                           --------------------------
                                                        2000            1999
                                                  -------------   -------------
 SHAREHOLDERS' EQUITY
  Preferred Stock:
  Original preferred stock, $0.01 par value, 1,000          10              10
    shares authorized, issued and outstanding
  Class A, 10,000,000 shares authorized, none issued         -               -
    and outstanding at December 31, 2000 and 1999,
    respectively
  Series A,  $1,000  stated  value,  4,000  shares
    authorized,  none issued and outstanding at
    December 31, 2000 and 1999, respectively
  Series B, $1,000 stated value, 2,000 shares                -               -
    authorized, none issued and outstanding at
    December 31, 2000 and 1999, respectively
  Series C, $1,000 stated value, 1,500 shares                -               -
    authorized, none issued and  outstanding at
    December 31, 2000 and 1999, respectively
  Series D, $1,000 stated value, 10,000 shares               -               -
    authorized, none issued and outstanding at
    December 31, 2000 and 1999, respectively
  Series AB, $100 stated value, 25,000 shares                -               -
    authorized, none issued and outstanding at
    December 31, 2000 and 1999, respectively
                                                  -------------   -------------

    Total Preferred Stock                                   10              10

  Common stock, $.0.001 par value, 100,000,000          62,176          47,664
    shares authorized, 62,176,044 and
    47,664,044 shares issued and outstanding at
    December 31, 2000 and 1999, respectively
  Common stock to be issued 4,000,000 and 0 shares       4,000               -
    at December 31, 2000 and 1999, respectively
  Stock subscription receivable                    (12,192,094)              -
  Treasury stock, at cost 3,557,832 and             (1,918,634)     (1,680,928)
    3,048,728 shares at December 31, 2000
    and 1999, respectively
  Additional paid in capital                        62,464,649      38,872,029
  Accumulated deficit                              (43,173,985)    (36,383,106)
                                                  -------------   -------------
     Total Shareholders' Equity                      5,246,122         855,669
                                                  -------------   -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  9,760,441    $  9,537,672
- ------------------------------------------
                                                  =============   =============

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AS OF DECEMBER 31, 2000 AND 1999

                                                        2000            1999
                                                  -------------   -------------
NET SALES                                         $  1,531,339    $    378,677

COST OF SALES                                        1,499,651          71,810
                                                  -------------   -------------
GROSS PROFIT                                            31,688         306,867
                                                  -------------   -------------
OPERATING EXPENSES
    Selling, general and administrative              3,485,229       7,029,179
    Depreciation and amortization                      458,232          85,879
    Impairments                                      3,546,471               -
    Settlements                                              -         384,013
                                                  -------------   -------------
      Total Operating Expenses                       7,489,932       7,499,071
                                                  -------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
OTHER INCOME (EXPENSE)                              (7,458,244)     (7,192,204)
                                                  -------------   -------------
OTHER INCOME (EXPENSE)
    Equity in earnings of affiliate                     60,614          (9,714)
    Interest expense                                  (125,792)       (103,709)
    Interest income                                     35,577           4,130
    Loss on disposal of fixed assets                  (193,905)              -
    Other Income                                        28,033               -
    Other expense                                       (1,338)       (189,790)
                                                  -------------   -------------
      Total Other Income (Expense)                    (196,811)       (299,083)
                                                  -------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
 MINORITY INTEREST                                  (7,655,055)     (7,491,287)

  Less: Loss in subsidiaries
  attributed to minority interests                     864,176          57,388
                                                  -------------   -------------
LOSS BEFORE DISCONTINUED OPERATIONS                 (6,790,879)     (7,433,899)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                          -        (420,810)
  Loss on disposal of discontinued
    operations                                               -          (7,759)
                                                  -------------   -------------
NET LOSS                                          $ (6,790,879)   $ (7,862,468)
- --------                                          =============   =============
BASIC AND DILUTED LOSS PER COMMON SHARE
  Loss from continuing operations                 $      (0.11)   $      (0.19)
  Loss from discontinued operations                          -           (0.01)
                                                  -------------   -------------
  Loss per share                                  $      (0.11)   $      (0.20)
                                                  =============   =============
Weighted average number of common
shares outstanding - basic and diluted              59,486,747      39,405,356
                                                  =============   =============

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                    Common Stock    Preferred Stock     Additional   Common Stock    Treasury Stock      Accumulated
                                                          Paid-In    Subscriptions
                 Shares   Amount   Shares    Amount       Capital     Receivable   Shares     Amount       Deficit        Total
             ----------- --------  ------- ------------ ------------ ------------- ------- -----------  -------------- ------------
Balance,     39,908,764  $ 39,910  14,450  $  9,805,010  $33,237,880 $(301,000)     48,728 $  (279,928)  $(25,400,694) $ 17,101,178
 December 31,
 1998
Shares        1,400,000     1,400       -             -      898,600         -           -           -              -       900,000
 issued to
 investors
Sale of         236,220       236       -             -      149,764         -           -           -              -       150,000
 shares to
 directors
Shares        2,000,000     2,000       -             -    1,248,000         -           -           -              -     1,250,000
 issued upon
 exercise of
 options
Shares        2,000,000     2,000       -             -    1,278,000         -           -           -              -     1,280,000
 issued upon
 exercise of
 options by
 director
Stock                 -         -       -             -            -   301,000           -           -              -       301,000
 subscriptions
 rescinded
Shares       (4,000,000)   (4,000) (3,400)   (3,400,000)  (1,246,000)        -           -           -              -    (4,650,000)
 redeemed in
 connection with
 sale of ECS
Shares       (2,000,000)   (2,000)(10,050)   (6,405,000)    (623,000)        -           -           -              -    (7,030,000)
 redeemed in
 connection
 with litigation
 settlement
Shares        1,821,666     1,821       -             -    1,002,224         -           -           -              -     1,004,045
 issued to
 directors
 and employees
 for services
Shares        2,029,348     2,030       -             -       59,599         -           -           -              -        61,629
 issued upon
 exercise of
 warrants
Shares        3,000,000     3,000       -             -    1,398,000         -   3,000,000  (1,401,000)             -             -
 issued in
 connection
 with FTL
 acquisition

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                    Common Stock    Preferred Stock     Additional   Common Stock    Treasury Stock      Accumulated
                                                          Paid-In    Subscriptions
                 Shares   Amount   Shares    Amount       Capital     Receivable   Shares     Amount       Deficit        Total
             ----------- --------  ------- ------------ ------------ ------------- ------- -----------  -------------- ------------
Shares         788,306        787       -             -      340,436         -           -           -              -       341,223
 issued for
 services
Shares         200,000        200       -             -    1,074,800         -           -           -              -     1,075,000
 issued to
 related
 party in
 settlement
 of debt
Shares         280,000        280       -             -       53,726         -           -           -              -        54,006
 issued in
 settlement
 of debts
Dividend of          -          -       -             -            -         -           -           -     (3,119,944)   (3,119,944)
 Enova common
 stock to
 shareholders
Net loss             -          -        -            -            -         -           -           -     (7,862,468)   (7,862,468)
           -----------   -------- --------     --------  -----------  --------   ---------  ----------    -----------  ------------
Balance,    47,664,304     47,664    1,000           10   38,872,029         -   3,048,728  (1,680,928)   (36,383,106)      855,669
 December
 31, 1999

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                    Common Stock  Preferred Stock  Additional  Common Stock     Treasury Stock       Accumulated
                                                    Paid-In    Subscriptions
                 Shares   Amount  Shares  Amount    Capital     Receivable     Shares    Amount       Deficit           Total
             ----------- -------- ------  ------ ------------ -------------  ---------  -----------  ------------    ------------
Shares       6,633,898    6,634       -       -     5,953,366    (1,192,094)         -            -             -       4,767,906
 issued to
 investors
Issuance of     49,161       49       -       -       143,951             -          -            -             -         144,000
 shares to
 directors
 for services
Shares       2,954,150    2,954       -       -        98,916                                                             101,870
 issued upon
 exercise of
 warrants
Shares       5,400,000    5,400       -       -    13,994,600   (11,000,000)                                            3,000,000
 issued upon
 exercise of
 options
Shares        (400,000)    (400)      -       -      (499,600)                                                           (500,000)
 redeemed in
 connection
 with
 litigation
 settlement
Shares       3,242,673    3,243       -       -     3,483,878                                                           3,487,121
 issued to
 directors,
 officers
 and employees
 for services
 and accrued
 salary
Shares         122,754      123       -       -       180,312                                                             180,435
 issued to
 consultants
Shares         509,104      509       -       -       237,197             -    509,104     (237,706)            -               -
 issued in
 connection
 with FTL
 acquisition
Net loss,                                                                                              (6,790,879)     (6,790,879)
 2000
           -----------  -------  ------   -----   -----------  ------------  ---------  -----------  ------------    ------------
BALANCE,    66,176,044  $66,176   1,000   $  10   $62,464,649  $(12,192,094) 3,557,832  $(1,918,634) $(43,173,985)   $  5,246,122
 December  ===========  =======   =====   =====   ===========  ============  =========  ===========  ============    ============
 31, 2000

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2000 AND 1999

                                                        2000            1999
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $ (6,790,879)   $ (7,862,468)
  Adjustments to reconcile net loss to
       net cash used in operating
       activities:
     Loss on sale of equipment                         193,905               -
     Write down on note receivable                     478,800         576,775
     Depreciation                                      231,972          29,314
     Amortization                                      226,260          56,565
     Allowance for doubtful accounts                   288,786               -
     Impairments - goodwill                          1,046,471               -
     Impairments - investments                       2,500,000               -
     Minority interest in loss of
       subsidiaries and equity in
       earnings of affiliate                          (924,790)        (47,674)
     Stock issued for services                         431,768       2,125,268
     Settlements                                      (500,000)        384,013
  Changes in operating assets and liabilities:
     Accounts receivable                               (69,209)        (26,314)
     Inventory                                          62,895          (3,897)
     Prepaid expenses and other                         72,736         (64,559)
     Accounts payable and accrued expenses             204,212       4,186,927
     Deferred revenue                                   33,979         (21,737)
                                                  -------------   -------------
        Net cash used by continuing operations      (2,513,094)       (667,787)
        Net cash provided by discontinued
          operations                                         -         428,569
                                                  -------------   -------------
        Net cash used in operating activities       (2,513,094)       (239,218)
                                                  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment               (347,051)         (2,572)
     Cash acquired in acquisition                      295,246               -
     Payments on notes receivable                      (70,000)              -
     Advances on acquisitions                       (3,269,884)     (1,405,590)
     Investments                                    (1,197,436)              -
                                                  -------------   -------------
        Net cash used in investing activities       (4,589,125)     (1,408,162)
                                                  -------------   -------------

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2000 AND 1999

                                                        2000            1999
                                                  -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on loans to related parties              (81,094)              -
     Proceeds on exercise of options and warrants                    1,326,377
     Proceeds from issuance of long term debt                -         (33,342)
     Proceeds from issuance of common stock          7,869,776         (32,439)
     Net proceeds from line of credit                        -         699,007
     Payments on long-term debt                       (614,527)              -
                                                  -------------   -------------
        Net cash provided by financing               7,174,155       1,959,603
                activities                        -------------   -------------

NET INCREASE IN CASH                                    71,936         312,223

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        331,057          18,834
                                                  -------------   -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $    402,993    $    331,057
- -----------------------------------------         =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest            $    125,793    $    103,709
                                                  =============   =============

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999



NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

             (A) Basis of Presentation

             The accompanying consolidated financial statements for 2000 include the accounts of The Hartcourt Companies, Inc. and its 58.53% owned subsidiary Financial Telecom Limited (See Note 2) and its 51% owned subsidiary, Beijing UAC Stock Exchange Online, Co., Ltd. (See Note
             2). The Company also has a 50% ownership interest in Streaming Asia.Com Limited (See Note 2) which is accounted for using the equity method. For purposes of these consolidated financial statements the Hartcourt Companies, Inc. and its Subsidiaries will be referred to collectively as the "Company".

             The accompanying consolidated financial statements for 1999 include the accounts of The Hartcourt Companies, Inc. and its wholly owned subsidiaries; Hartcourt Pen Factory, Inc. and Hartcourt Investments
             (USA), Inc., which includes the accounts of Pego Systems, Inc., and Electronic Components and Systems, Inc. These subsidiaries were disposed of during 1999.

             The consolidated financial statements for 1999 also include the accounts of The Hartcourt Companies, Inc. and its 58.53% owned subsidiary, Financial Telecom Limited (See Note 2). The Company also has a 35% ownership interest in Beijing UAC Stock Exchange Online Co., Ltd. (See Note 2), which is accounted for using the equity method.

             All material intercompany transactions and balances have been eliminated.

             (B) Cash and Cash Equivalents

             For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

             (C) Accounts Receivable

             In the normal course of business, the Company extends unsecured credit to customers located in Hong Kong. Credit is extended based on an evaluation of the customer's financial condition. The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the reporting period.

             (D) Inventory

             Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method.

             (E) Property and Equipment

             Property and equipment are stated at cost or estimated fair market value on the date of acquisition. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis ranging from five to forty years. The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions.

             (F) Intangibles

             Goodwill and other intangible assets are amortized on the straight-line over the estimated future periods to be benefited. Goodwill, the excess of the Company's purchase price over the fair value of the net assets acquired, is amortized over 10 years.

             (G) Foreign Currencies

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

             (H) Accounting for Business Combinations

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

             (I) Income Taxes

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

             (J) Fair Value of Financial Instruments

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

             (K) Loss Per Share

             The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income
             (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. Since the Company incurred losses in 2000 and 1999, basic and diluted per share amounts are the same.

             For the year ended December 31, 1999, potential common stock representing 400,000 outstanding stock options and 450,000 outstanding warrants are not included since their effect would be anti-dilutive.

             For the year ended December 31, 2000, potential common stock representing 470,000 outstanding stock options and 4,058,640 outstanding warrants are not included since their effect would be anti-dilutive.

             During 2000, the Company effected a two for one stock split. All capital stock quantities, amounts and per share data in the accompanying consolidated financial statements have been retroactively restated.

             (L) Stock-Based Compensation

             The Company has adopted a method of accounting for stock-based compensation plans as required by Statement of Financial Accounting Standard No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation". SFAS No. 123 allows for two methods of valuating stock-based compensation. The first method allows for the continuing application of Accounting Principle Board Opinion No. 25 (APB No. 25) in measuring stock-based compensation, while complying with the disclosure requirements of SFAS No. 23. The second method uses an option pricing model to value stock compensation and record as such within the consolidated financial statements. Under both methods, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Such cost is charged to operations. The Company will continue to apply APB No. 25, while complying with SFAS No. 123 disclosure requirements.

             (M) Use of Estimates

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

             (N) Impairment of Long-Lived Assets

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

             The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Accordingly, based on these evaluations, management has adjusted the carrying value of investments and goodwill in 2000 and 1999.

             (O) Revenue Recognition

             Revenue from product sales are recognized upon shipment. Revenue from service obligations is deferred and recognized when the services are provided.

             (P) Reclassification

             Certain 1999 amounts have been  reclassified to conform to the 2000
             consolidated     financial    statement     presentation.     These
             reclassifications have no effect on previously reported net loss.

             (Q) Organization and Going Concern

             The Hartcourt Companies, Inc. ("Company" or "Hartcourt") was incorporated in Utah in September 1983. Currently, Hartcourt is involved in Internet joint ventures in Asia to facilitate the expansion of China's first commercial e-trade financial network and wireless Internet Service Provider services. Hartcourt's goal is to create a financial portal in the Chinese market by building a network of internet companies in partnership with young Chinese entrepreneurs as well as government entities.

             As shown in the accompanying financial statements, the Company incurred net losses of $6,790,879 and $7,862,468 for the years ended December 31, 2000 and 1999, respectively. Additionally, the Company's current liabilities exceeded its current assets by $2,227,687 at December 31, 2000. These factors, as well as negative cash flows from operations of $2,513,094, the Company's inability to meet debt obligations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about the Company's ability to continue as a going concern.

             As discussed in Note 2, the Company has taken certain restructuring steps, which management believes will provide the necessary capital to continue its operations. These steps included 1) the settlement of certain matters of litigation and disputes, and 2) Investment Agreement with Swartz Private Equity, LLC, which agreed to purchase from time to time, up to $35,000,000 Hartcourt shares of common stock. The Investment Agreement with Swartz is still subject to the approval of The Securities and Exchange Commission (See Note 11).

             The ability of the Company to continue as a going concern is dependent on its success in fulfilling its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2       INVESTMENTS AND BUSINESS ACQUISITIONS

             (A) Investment in Peony Gardens

             In August 1996, the Company purchased an apartment complex located near Beijing, China for $22,000,000 from NuOasis International, Inc. (NuOasis). The purchase price included the issuance of 4 million shares of common stock, valued at $10,000,000 and a promissory note to NuOasis for $12,000,000. The Note was due and payable upon completion of construction and the date the certificate of occupancy was received.

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

             On March 15, 1999, Hartcourt entered into an exchange agreement with Dragon King Investment Services, Inc. ("Dragon King"), a wholly-owned subsidiary of NuOasis, pursuant to which Hartcourt agreed to assign its rights under the Purchase and Sale Agreement dated August 8, 1996 and any and all of its interest in the Peony Gardens development located in a suburb of Beijing City, China for investment securities valued at $10,000,000. Due to restrictions on the ability to trade the investment securities received, Hartcourt recorded an impairment of $5,000,000 as of December 31, 1998. Subsequent to the transaction, the CEO of Dragon King became a director of the Company.

             On December 23, 1999, Hartcourt entered into an exchange agreement with GoCall, Inc., ("GoCall"), pursuant to which GoCall agreed to exchange 1,000,000 shares of its Convertible Preferred Stock (par value $5.00), convertible into 10 shares of Common Stock (Restricted under Rule 144 for 12 months) for each share of Convertible Preferred Share, for all of the marketable securities received by Hartcourt from Dragon King, valued at approximately $5,200,000. In addition, the Company has the option to appoint three of the five directors to the GoCall Board. As part of the exchange of the securities with GoCall, Hartcourt withheld marketable securities - 192,000 shares of common stock of ECS, valued at $196,358 at the date of closing on December 29, 1999. The amount is recorded as a payable to GoCall at December 31, 1999. Due to the GoCall shares being restricted, the Company recorded a loss on the settlement of the transaction of $2,500,000 as of December 31, 1999. The Company also recorded a loss on the transaction of approximately $200,000, which is included in selling, general and administrative expenses. The Company has not appointed any directors as of the date of this report. On December 29, 2000, Hartcourt and GoCall mutually agreed to rescind the exchange agreement entered on December 23, 1999. Pursuant to the terms of the rescission agreement, Hartcourt returned 1,000,000 shares of GoCall's convertible preferred stock in exchange for all the marketable securities received from Dragon King plus 192,000 shares of common stock of ECS. Due to lack of trading of these securities, the Company recorded an impairment loss of $2,500,000 at December 31, 2000.

             (B) Investment in Alaskan Gold Mines

             On September 17, 1996, the Company purchased a 50% interest in 68 gold mining claims encompassing 320 acres of land in the state of Alaska for $6,000,000. The purchase was made by issuing 1,298,700 shares of the Company's common stock. Under the deposit method of accounting in accordance with SFAS No. 66, the 1,298,700 shares of common stock was recorded as a deposit as December 31, 1998 pending a formal geological survey of the land. In March 1999, the Company entered into a rescission and settlement agreement with Capital, Mandarin and Promed whereby, Mandarin and Promed returned 1,300,000 shares of Hartcourt common stock in exchange for the return of interest in the claims. The net result of the above transaction and transaction with Capital, Mandarin and Promed resulted in an impairment to the assets of $4,838,413 at December 31, 1998.

             (C) Marketable Securities

             On July 31, 1997, the Company entered into an agreement with Capital Commerce, Ltd. (Capital) whereby Capital agreed to provide the Company $6,000,000 in free trading securities for the purchase of Pego Systems, Inc. ("Pego") and the formation of Electronic Components and Systems, Inc. ("ECS"). The agreement stipulated that should the value of the stock received by the Company decrease, Capital shall compensate the Company for such reduction by issuing additional shares to equate to the total value of $6,000,000. In consideration for the $6,000,000 in securities, the Company issued to Capital $4,000,000 in Series A and $2,000,000 in Series B, both 9% convertible preferred stock (Note 12). Dividends are declared and paid monthly at 9% per annum. Terms of this agreement are over a ten-year period. Due to the Company's inability to sell these marketable securities, in March 1999, the Company entered into a rescission and settlement agreement with Capital, Mandarin and Promed whereby Capital returned all $4,000,000 of outstanding Series A and $2,000,000 of Series B convertible preferred stock, plus the AB preferred stock issued by the Company as dividends. The Company returned all unsold marketable securities with a book value of $4,894,393, assigned a 7.35% ownership interest in ECS and issued 1,900,000 shares of the Company's common stock to an agent of Capital, who then assigned 1.3 million shares to Mandarin and Promed and assigned 600,000 shares to Pacific Rim. Pacific Rim returned the shares to the Company in settlement of a subscription receivable balance. The remaining balance of prepaid commissions in conjunction with the original securities exchange totaling $547,557 were written off in 1998. The Company recorded a settlement loss of $376,906 in 1999 in connection with this transaction.

             (D) Purchase of Pego Systems, Inc.

             On October 3, 1997, the Company purchased all the outstanding shares of Pego Systems, Inc. (Pego). Payment terms of the transaction included a cash payment of $500,000, the issuance of $450,000 of restricted common stock and 1,500 shares or $1,500,000 of Series C Redeemable Preferred Stock (Note 12). Included in the acquisition price is a covenant not-to compete. The excess purchase price over the fair value of the net assets of $1,326,083 was recorded as goodwill. In 1998, the Company redeemed the Series C Preferred Stock (See Note 2(I)).

             (E) Purchase of Electronic  Components and Systems, Inc. and Pruzin
                 Technologies, Inc.

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

             On October 21, 1998, James Pruzin, the selling shareholder and President of ECS, formally requested a rescission of the October 28, 1997 acquisition, whereby, the Company, through a wholly owned subsidiary, acquired ECS and Pruzin Technologies, Inc. Mr. Pruzin alleged that he was authorized to request rescission of the original transaction based on an alleged breach of the acquisition agreement by the Company which the Company denied. On November 10, 1998, the Company and Mr. Pruzin entered into a memorandum of understanding, whereby, he could reacquire ECS from the Company by returning all Hartcourt common and preferred stock originally issued to him, making payment of $1,850,000 to the Company during 1999, negotiate the return of Company's common stock issued in the acquisition of Elan Manufacturing, Inc. (See Note 2(F)), and issue to the Company a promissory note for $400,000 amortized over five years with monthly payments beginning in 2000.

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

             (F) Purchase of Elan Manufacturing, Inc.

             On August 24, 1998, the Company through its ECS subsidiary, purchased all outstanding shares of Elan Manufacturing, Inc.
             (Elan). Payment terms of the transaction included issuance of 724,990 shares of Hartcourt common stock with a guaranteed value of $.85 per share for total consideration of $616,240. The excess purchase price over the fair value of the net assets which totaled $892,642 was recorded as goodwill (See Note 2(I)).

             (G) Purchase of Pacific Pneumatics, Inc.

             On August 6, 1998, the Company through its Pego subsidiary, purchased all outstanding shares of Pacific Pneumatics, Inc.

             (Pacific). Payment terms of the transaction included $200,000 of cash and 9,796 shares of Company common stock valued at $15,000. Included in the acquisition price was a covenant not to compete. The excess purchase price over the fair value of the net assets which totaled $442,543 was recorded as goodwill (See Note 2(I)).

             (H) Purchase of Assets of SM Technology, Inc.

             On December 17, 1998, the Company through its ECS subsidiary, purchased a book of business from SM Technology, Inc. (SM) in exchange for cash in the amount of $10,001 and a note payable due to the majority shareholder of SM in the amount of $350,000. The value of the intangible assets at the acquisition date was $10,001. The excess purchase price over the fair value of the assets which totaled $350,000 was recorded as goodwill (See Note 2(I)).

             (I) Enova Holdings, Inc.

             Effective February 1, 1999, pursuant to a Share Purchase Agreement, the Company acquired one (1) share of common stock of Enova Holdings, Inc., a Nevada corporation (Enova) representing 100% of the total issued and outstanding capital stock of Enova, making Enova a wholly-owned subsidiary. Effective March 1, 1999, the Company and Enova executed an Exchange Agreement (the "Enova Agreement") whereby, the Company exchanged all of its ownership in two subsidiaries, Pego and ECS, collectively, the "subsidiaries", for 5,213,594 additional shares of common stock of Enova. On March 24, 1999, the Company entered into a Distribution Agreement pursuant to which the Company agreed to distribute to all shareholders of record of The Hartcourt Companies, Inc. on March 31, 1999, all of the 5,213,595 shares of common stock of Enova and to file, within a reasonable period of time following such distribution, a Registration Statement on Form 10-SB to cause the distributed shares of Enova to be registered under the Securities Exchange Act of 1934. As a result of the Share Purchase Agreement, the Enova Agreement and the Distribution Agreement, each shareholder of record of the Company on March 31, 1999 received one
             (1) share of Enova for every four (4) shares owned of the Company. Following the distribution of the Enova shares, both the Company and Enova continued to operate as separate companies (See Note 8).

             (J) Purchase of Financial Telecom Limited

             On August 17, 1999, Hartcourt entered into a stock purchase agreement with FTL, to purchase 4,964,990 shares of common capital stock, representing 58.53% of the total common capital stock outstanding. The purchase price was agreed to be HK$4.713 per share for a total consideration of HK$23.4 million or US$3.0 million, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999 with Hartcourt making cash payments amounting to $801,860, issuing

             3,000,000 shares of its common stock and recording a payable of $797,140. The stock purchase agreement required a post-closing adjustment for any deficiency to be paid to FTL in the event the final closing net worth as of the closing date shall be more than $5,000 over and above the net worth reported on February 28, 1999 in calculating the purchase price. As a result of the post-closing adjustment, the purchase price was revised to HK$25,563,842 or US$3,277,412. At December 31, 1999, Hartcourt recorded the increase in purchase price as a result of the post-closing adjustment as a note payable to FTL of $138,706 and a payable for the issue of 148,512 shares of common stock of the Company. On January 18, 2000, the Company issued 509,104 additional shares of common stock to FTL in settlement of the post-closing adjustment. The 3,509,104 common shares issued to FTL are reflected as treasury shares in the accompanying financial statements.

             (K) Purchase of Beijing UAC Stock Exchange Online Co. Ltd.

             On June 20, 1999, Hartcourt entered into an agreement with UAC Trading to form a joint venture company under the laws of the People's Republic of China. The name of the joint venture company is UAC Exchange. Under the terms of the agreement, for a 35% interest in UAC Exchange, Hartcourt agreed to invest $1.0 million in UAC Exchange, pay $1.7 million to the owners of UAC Trading and transfer 1,000,000 common shares of Hartcourt to UAC Exchange, of which 200,000 common shares are to be used to pay UAC Trading for an existing loan to the owner of UAC Trading of $200,000 and 800,000 common shares to be recorded as loan from Hartcourt to UAC Exchange. On August 9, 1999, Hartcourt and UAC Trading agreed to convert the loan of $200,000 into an option to purchase an additional 15% interest in UAC Exchange from UAC Trading. The option to convert the loan into an additional 15% interest in UAC Exchange is contingent upon Chinese laws and regulations governing foreign ownership of Chinese companies. On September 1, 2000, Hartcourt exercised its option for an additional 15% ownership interest in UAC Exchange. On December 28, 2000, the Company purchased an additional 1% from the owners of UAC Trading making Hartcourt's investment in UAC Exchange at 51%. As of December 31, 2000, Hartcourt has not issued any of the 1,000,000 shares due to UAC Trading. Additionally, the Company has a payable in the amount of $1,418,000 to the owner of UAC Trading as of December 31, 2000.

             (L) Investment in StreamingAsia.Com Limited

             On April 14, 2000, Sinobull agreed to subscribe for 1,200,000 newly issued and outstanding fully paid shares of StreamingAsia.Com Limited for HK$7,000,000 (approximately US$897,500) on behalf of Hartcourt for a 50% ownership interest in StreamingAsia.Com Limited. As of December 31, 2000, Sinobull had contributed $897,500 towards the purchase of Streaming Asia.com Limited that was advanced by Hartcourt to Sinobull. The Company exchanged advances to Sinobull for a 50% ownership interest in StreamingAsia.Com Limited. The accompanying financial statements reflect Hartcourt's investment in StreamingAsia (See Note 3).

             (M) Investment in eMPACT Solutions, Inc.

             The Company agreed to subscribe and purchase three hundred shares of Class B Convertible Preferred Stock, par value $0.001 per share of eMPACT for an investment of $300,000. Hartcourt had the option until May 30, 2000 to invest an additional $1,700,000 in eMPACT at the same per share price for additional Class B Preferred Stock. After May 30, 2000, the terms of any additional investment shall be subject of negotiation between the parties. As of March 26, 2001, Hartcourt paid a total consideration of $300,000 towards the purchase of three hundred Class B Preferred Stock of eMPACT. Hartcourt is currently negotiating to finalize the remaining investment.

             The following is a summary of investments at December 31, 2000 and 1999:

                                                        2000            1999
                                                  -------------   -------------

             Investment in GoCall                 $  2,500,000    $  2,500,000
             Investment in UAC Exchange                      -       2,858,286
             Investment in StreamingAsia.Com Ltd.      958,000               -
             Marketable securities                           -         196,358
             eMPACT                                    300,000               -
                                                  -------------   -------------
             Balance                              $  3,758,050    $  5,554,644
                                                  -------------   -------------

             Impairments
               GoCall                                2,500,000               -
                                                  -------------   -------------
             Total impairments                       2,500,000               -
                                                  -------------   -------------
             Balance                              $  1,258,050    $  5,554,644
                                                  =============   =============

             The following is a summary of the settlement (gain) loss at December 31, 2000 and 1999:

                                                        2000            1999
                                                  -------------   -------------

             American Equities                    $          -    $    653,409
             Capital, Mandarin and Promed                    -         376,906
             GoCall                                          -       2,500,000
             Pruzin                                          -      (3,146,302)
                                                  -------------   -------------
             Total                                $          -    $    384,013
                                                  =============   =============

NOTE 3       ADVANCES PURSUANT TO MERGER

             The following is a summary of advances pursuant to mergers at December 31, 2000 and 1999:


                                                        2000            1999
                                                  -------------   -------------


             HCTV                                 $    100,000    $          -
             Escrow deposit                            100,000               -
             Sinobull                                2,819,884               -
                                                  -------------   -------------
             Total                                $  3,019,884    $          -
                                                  =============   =============

             On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman Computer Services Corporation Limited to jointly develop and market in Shanghai financial television programs for China Market. The new joint venture is named "Haike Caijin" (HCTV). As of December 31, the Company has not been approved by the Chinese government and Hartcourt's contribution of $100,000 has been recorded as an advance towards its share of investment in the joint venture.

             On August 7, 2000, Hartcourt signed a memorandum of understanding with a third party and deposited in escrow $100,000 held by an attorney on behalf of Hartcourt for a proposed merger of one of Hartcourt's affiliates with the third party. As of December 31, 2000, the transaction has not been finalized and the $100,000 was held in escrow.

             In November 1999, Sinobull Group ("Group") was formed with the intention to consolidate various related businesses acquired or expected to be acquired by Sinobull.com, Inc. ("Sinobull") or the Company. Sinobull is principally engaged in the operation of a financial portal and investment holding. Sinobull has one share issued and outstanding and is controlled by Mr. Tang Wing On as of December 31, 2000. As of December 31, 2000, Hartcourt has advanced to Sinobull $2,819,884 principally to make acquisitions in China and Hong Kong.

NOTE 4       NOTES RECEIVABLE

             Notes receivable consist of the following:

                                                        2000            1999
                                                  -------------   -------------

             Note receivable from former attorney
                 Kevin Quinn,  interest at 9% per
                 annum; due on demand; secured by
                 real  estate.  Included  in  the
                 balance is accrued  interest  of
                 $8,871 at December  31, 1999 and
                 1998.  The note  has been  fully
                 impaired at December 31, 1999.   $          -    $          -

             Note receivable    from     American
                 Equities,  non-interest bearing,
                 payable upon demand;  unsecured.
                 This   note   has   been   fully
                 impaired  as  of  December   31,
                 2000.                                       -         225,000

             Loan receivable from  Beijing  Total
                 Solutions     System,      Ltd.,
                 non-interest   bearing,  due  on
                 demand,   convertible   by   the
                 Company    into    5%   of   the
                 outstanding     common    stock,
                 unsecured.                             70,000               -

             Note receivable  from    individual,
                 non-interest  bearing,   payable
                 upon demand, unsecured. The note
                 has been  fully  impaired  as of
                 December 31, 2000.                          -           3,800
                                                  -------------   -------------

             Total                                $     70,000    $    228,800
                                                  =============   =============

             For the year ended December 31, 2000, the Company recorded a provision for doubtful accounts of $228,800.

NOTE 5       Related Party Transactions

             Related party loans receivable consist of the following:

                                                        2000            1999
                                                  -------------   -------------

             Loan to  officer    of    Hartcourt,
                 non-interest   bearing;  due  on
                 demand; unsecured.               $          -    $     58,222

             Loan to a   director,   non-interest
                 bearing;    due    on    demand;
                 unsecured.                              9,826               -

             Note receivable from  Pego  Systems,
                 non-interest  bearing,   payable
                 upon demand, unsecured.                     -          50,000

             Loan receivable to a company related
                 to a director  of a  subsidiary,
                 non-interest  bearing,   payable
                 upon demand, unsecured.               166,871               -
                                                  -------------   -------------

             Total                                $    176,697    $    108,222
                                                  =============   =============

             For the year ended December 31, 2000, the Company recorded a provision for doubtful accounts of $347,561.

             During 2000, the Company converted $3,379,788 of accrued officer's salary into 3,106,448 shares of common stock.

             During 2000, the Company issued 49,161 shares of common stock for services to directors valued at $144,000.

             During 2000, the Company issued 139,225 shares of common stock for services to officers valued at $107,333.

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

NOTE 6       Property and Equipment

             Property and equipment are summarized as follows:

                                                        2000            1999
                                                  -------------   -------------

             Computer and transmission equipment  $  1,852,549    $  2,508,986
             Building                                  897,510         459,237
             Furniture and fixtures                    186,060         158,589
             Office equipment and computers            466,434         576,663
             Leasehold improvements                     35,637          17,192
                                                  -------------   -------------
                                                     3,438,190       3,720,667
             Less accumulated depreciation
              and amortization                      (2,701,931)     (2,905,582)
                                                  -------------   -------------

             Property and equipment, net          $    736,259    $    815,085
                                                  =============   =============

             Depreciation and amortization expenses for the years ended December 31, 2000 and 1999 was $458,232 and $85,879, respectively.

NOTE 7       INTANGIBLES

             Intangibles from the acquisition of FTL are summarized as follows:



                                                   December 31,    December 31,
                                                        2000            1999
                                                  -------------   -------------


             Goodwill - FTL                       $  2,262,598    $  2,262,598
             Loss on impairment                       (565,600)              -
             Less accumulated amortization            (282,825)        (56,565)
                                                  -------------   -------------
             Intangibles, net                     $  1,414,173    $  2,206,033
                                                  =============   =============

             Goodwill consists of amounts paid in excess of the fair value of the net assets in the acquisitions.

             Consideration paid for FTL:
                                                                   October 4,
                                                                        1999
                                                                  -------------

             Cash                                                 $  1,638,706
             Hartcourt common shares                                 1,638,706
                                                                  -------------
                                                                  $  3,277,412
                                                                  =============

             Fair value of net assets received:
                                                                   October 4,
                                                                        1999
                                                                  -------------

             Cash                                                 $  1,096,036
             Accounts receivable and prepaids                        1,160,414
             Inventory                                                 123,194
             Investment                                              1,401,000
             Property and equipment, net                               841,827
             Accounts payable and accruals                            (994,511)
             Other receivables                                      (1,894,123)
                                                                  -------------
                                                                     1,733,837
             Minority interest                                        (719,023)
                                                                  -------------
                                                                     1,014,814
                                                                  -------------
             Goodwill                                                2,262,598
                                                                  -------------
                                                                  $  3,277,412
                                                                  =============

             Intangibles from the acquisition of UAC Exchange are summarized as follows:
                                                   December 31,
                                                       2000
                                                  -------------

             Goodwill - UAC                       $  1,923,484
             Loss on impairment                       (480,871)
                                                  -------------
                                                  $  1,442,613
                                                  =============
             Goodwill consists of amounts paid in excess of the fair value of the net assets in the acquisition.

             Consideration paid for UAC:

                                                        2000
                                                  -------------

             Cash                                 $  2,700,000
             Hartcourt common shares                   168,000
                                                  -------------
                                                  $  2,868,000
                                                  =============

             Fair value of net assets received:

                                                        2000
                                                  -------------

             Cash                                 $    295,246
             Other receivables and prepaids            680,178
             Computer software, net                    970,172
             Accounts payable and accruals             (41,063)
                                                  -------------
                                                     1,904,533
             Minority interest                        (960,017)
                                                  -------------
                                                       944,516
             Goodwill                                1,923,484
                                                  -------------
                                                  $  2,868,000
                                                  =============

             Pro forma unaudited information assuring the acquisition of FTL and UAC Exchange had occurred as of January 1, 1999 is not provided as the pro forma amounts would not be significantly different than the Company's historical results.

NOTE 8       DISCONTINUED OPERATIONS

             During March 1999, the Company disposed of Hartcourt Investments and Hartcourt Pen and spun-off Pego and ECS, the "subsidiaries." As a result the Company recorded a loss of $7,759 in connection with the disposal of Hartcourt Investments and Hartcourt Pen and a dividend of $3,119,944 in connection with the spin-off of Pego and ECS (Note 2). The results of operations the first two months of 1999 of the subsidiaries have been classified as discontinued operations in the financial statements.

             Information relating to the operations of the subsidiaries for the years ended December 31, 1999 are as follows:



                                                  Two Months Ended
                                                  February 28, 1999
                                                  -----------------

             Net revenue                          $   2,822,596
             Expenses                                 3,243,406
                                                  -------------

             Loss from discontinued operations    $   (420,810)
                                                  =============

NOTE 9       Notes Payable

             Notes payable are summarized as follows:

                                                        2000            1999
                                                  -------------   -------------

             Note    payable,    bank,    monthly
                 principal and interest  payments
                 of $8,413 including  interest at
                 the bank's  prime rate plus 2.5%
                 per  annum,   9.5%  and  11%  at
                 December   31,  2000  and  1999;
                 respectively,   due  May   2009;
                 secured by building              $    643,655    $    619,183

             Trade  facilities,   bank,   monthly
                 interest  payments at the bank's
                 prime  rate plus 4.5% per annum,
                 13%  at   December   31,   1999;
                 secured  by  substantially   all
                 assets  of FTL  with a  personal
                 guarantee from a shareholder                -         576,362

             Note    payable,    bank,    monthly
                 principal and interest  payments
                 of $851  including  interest  at
                 the bank's  prime rate plus 2.5%
                 per annum,  11% at December  31,
                 1999;  due August 2001,  secured
                 by building                                 -          62,637


                                                  -------------   -------------
                                                       643,655       1,258,182
             Less current portion                      (33,788)       (649,998)
                                                  -------------   -------------

             Notes payable, net of current        $    609,867    $    608,184
                  portion                         =============   =============

             The following is a summary of principal maturities of notes payable:

                                                                        Amount
                                                                  -------------

             2001                                                 $     33,788
             2002                                                       33,788
             2003                                                       33,788
             2004                                                       33,788
             2005                                                       33,788
             Thereafter                                                474,715
                                                                  -------------

             Total                                                $    643,655
                                                                  =============

             The Company was delinquent on payments of the notes payable at December 31, 2000.

NOTE 10      PAYABLES TO RELATED PARTIES

             Payables to related parties are summarized as follows:

                                                        2000            1999
                                                  -------------   -------------

             Payable to owner of UAC Trading      $  1,418,000    $  1,868,000
             Payable to UAC Trading                          -          87,112
             Payable to shareholder of FTL             728,454         502,385
                                                  -------------   -------------
             Total                                $  2,146,454    $  2,457,497
                                                  =============   =============

NOTE 11      Accrued Expenses and Other Current Liabilities

             Accrued expenses and other current liabilities are summarized as follows:

                                                        2000            1999
                                                  -------------   -------------

             Accrued wages                        $          -    $  3,379,788
             Accrued brokers fees                            -          57,000
             Accrued professional fees                       -         159,851
             Other current liabilities                 130,632         476,865
                                                  -------------   -------------
                                                  $    130,632    $  4,073,504
                                                  =============   =============

NOTE 12      Commitments and ContingenCIES

             (A) Operating Leases

             The Company leases its facilities under long-term, non-cancelable lease agreements expiring at various dates through June 2002. The noncancelable operating lease agreements provide that the Company pays property taxes, insurance and certain operating expenses applicable to the leased premises. Rent expense for the years ended December 31, 2000 and 1999 was $152,467 and $105,611, respectively.

             The future minimum annual lease payments required under the operating leases are as follows:

             Year Ending December 31,

             2001                                      $    256,100
             2002                                           127,800
             2003                                             7,200
                                                       -------------
             Total future lease payments               $    391,100
                                                       =============

             (B) Employment Agreement

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

             Compensation expense reflected in the accompanying financial statements amounted to $1 and $3,379,788 for the years ended December 31, 2000 and 1999, respectively. The Company issued 3,103,448 restricted common shares to the Executive in 2000 for 1999's salary of $3,379,788. The Company issued 213,333 restricted common shares to the Executive in 1999 for 1998's salary of $200,000.

             Employment agreement with the other executives are terminable with or without cause with prior notice of 90 days or less. In certain instances, the termination of employment agreements without cause entitles the executives to certain benefits, including acceleration of the vesting of stock options and severance payments.

             (C) Consulting Agreements

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

             (D) Investments

             On October 20, 1999, Hartcourt signed a Joint Venture Agreement with Beijing Innostar Hi-Tech Enterprises, Ltd. ("Innostar") to establish a wireless nationwide Internet service provider network and IP phone services in China via a Chinese satellite. The total amount of investment in the joint venture company will be $24.0 million of which $14.0 million will be contributed by Innostar for 65% ownership interest and $10.0 million by Hartcourt for 35% ownership interest. The profits and losses of the joint venture company shall be distributed in accordance with their ownership interest ratios. The duration of the Joint Venture Agreement is fifteen (15) years. The date of official establishment of the joint venture company shall be the date the business license is issued. The license is pending government and regulation approval.

             On November 29, 1999, Hartcourt signed a Term Sheet with eSAT, Inc. ("eSAT"), to create a strategic alliance through the exchange of their common shares to establish a wireless Internet service provider and IP phone network in China. In a private placement, Hartcourt will purchase 2,000,000 restricted common shares of eSAT. eSAT will also grant Hartcourt an option to purchase an additional 2,000,000 restricted common shares of eSAT at the exercise price of $4.00 per share subject to customary anti-dilution provisions and exercisable for a three year period. Fully exercised, it will represent 20% ownership in eSAT. In exchange, Hartcourt will issue 1,000,000 of its restricted common shares to eSAT. All the shares and options will be placed in an escrow with a mutually agreed agent. The escrow was never opened and on December 18, 2000, the parties mutually agreed to terminate the term sheet agreement.
             On February 9, 2000, Hartcourt entered into as stock purchase agreement term sheet to purchase 30% of the authorized and outstanding shares of eMPACT Solutions, Inc., an e-commerce systems management and consulting company specializes in back-office infrastructure for internet companies. The purchase price was agreed to be $2,000,000, payable $1,000,000 in cash at the date of closing, and $1,000,000 in cash within ninety days of closing. In the event that eMPACT shall fail to meet the revenue projections for the fiscal year 2000, Hartcourt shall receive an additional one percent of the shares of eMPACT for every percent that revenue does not meet the projections for revenue to a maximum of an additional twenty percent. On April 10, 2000, Hartcourt paid $300,000 as advance towards the purchase of its 30% investment in eMPACT. On April 30, 2000, the provisions of stock purchase agreement term dated February 9, 2000 were declared null, void and no further force and effect, and replaced by a subscription agreement and investment representation. Hartcourt agreed to subscribe and purchase three hundred shares of Class B Convertible Preferred Stock, par value $0.001 per share of eMPACT. On April 30, 2000, investment of $300,000 was applied towards the purchase of three hundred shares of Class B Convertible Preferred Stock. Hartcourt shall have the option until May 30, 2000, to invest an additional $1,700,000 in eMPACT at the same per share price for additional Class B Preferred Stock. After May 30, 2000, the terms of any additional investment shall be subject of negotiation between parties. Hartcourt did not exercise its option to further increase its investment in eMPACT. As of December 31, 2000, Hartcourt paid a total consideration of $300,000 towards the purchase of three hundred Class B Preferred Stock of eMPACT. Hartcourt is currently negotiating to finanlize the remaining investment.

             On February 25, 2000, Hartcourt signed a letter of intent with Shenzhen Sinlan Investment Co., Ltd. to jointly invest in Shenzhen China Cable Integrated Network Co. Ltd. ("SCIS"). No terms have been reached, and a definitive agreement to form a joint venture company is currently being delayed pending the implementation of the WTO (World Trade Organization) agreement. SCIC operates an exclusive television and cable network in the capital city of Chengdu. SCIC is planning an expansion program to add subscribers and to modernize the existing system and make it a showcase cable system with interconnecting data transmission via a network of satellite and cable transmission. On December 26, 2000, the parties mutually agreed to terminate the letter of intent signed on February 25, 2000.

             (E) Legal Proceedings

             ComericaBank of California vs. Pego Systems, Inc., et al ("Pego"), Los Angeles Superior Court No. NC 027075

             This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of another entity's ("Pego") alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. The parties have executed a stipulation for entry of judgement to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego. In the event of non-payment by Pego, Hartcourt's liability could be as much as approximately $500,000 or less, with the amount decreasing upon payments by Pego. The case is ongoing.

             Charles Hogue v. The Hartcourt Companies, Orange County Circuit Court, Florida case No. CIO 00-2190, filed on or about March 22, 2000

             Charles Hogue filed a complaint to claim a finder's fee for introducing Hartcourt to a potential acquisition target. Hartcourt sent the payment to Mr. Hogue via check in the amount of $40,000 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of Hartcourt with the amount of shares in dispute. Hartcourt's counsel in Florida failed to timely file an answer to the complaint and default judgement in the amount of $2,901,752.39 was entered on January 31, 2000. Hartcourt brought a motion to set aside the default, which was denied. Hartcourt plans to vigorously appeal the ruling. On or about March 2, 2001, a Notice of Appeal was filed. Hartcourt and its Florida counsel are very optimistic that Hartcourt will prevail on its appeal, especially given the default nature and excessiveness of the damages.

             The Company is party to various claims and legal proceedings arising out of the normal course of its business. These claims and legal proceedings relate to contractual rights and obligations and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

NOTE 13      Capital Stock

             The Company's Articles of Incorporation (Articles) authorize the issuance of preferred stock. The Articles provide that the total number of shares of stock which the Company shall have the authority to issue is 110,001,000, consisting of 100,000,000 shares of common stock, $0.001 par value, 1,000 shares of original preferred stock having a par value of $0.01 per share (the Original Preferred Stock); and 10,000,000 shares of preferred stock, having a par value of $0.01 per share (the Class A Preferred Stock).

             In September and October 1997, the Company's Articles were amended to authorize the issuance of Series A, B, C, D, and AB preferred stock. As amended, the Articles provide that the total number of shares of preferred series A, B, C, D, and AB stock are 4,000, 2,000, 1,500, 10,000, and 25,000, respectively. In September 2000, the Company effected a two for one common stock split. All capital stock amounts have been retroactively restated.
             (A) Original Preferred Stock

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

             (B) Class A Preferred Stock

             The 10,000,000 shares of authorized and unissued Class A Preferred Stock may be split with such designations, powers, preferences and other rights and qualifications, limitations and restrictions thereof as the Company's Board of Directors elects for a given series. No shares have been issued.

             (C) Series A 9% Convertible Preferred Stock

             Non-voting convertible preferred stock, 4,000 shares authorized with a stated value of $1,000 per share. Holders of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series A convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends to the date of redemption. Holders of Series A convertible preferred stock may convert their shares into either
             (A) a number of shares of fully paid and non-assessable common stock of Electronic Components Systems, Inc. equal to .0075% of total outstanding shares of ECS or (B) shares of fully paid and non-assessable common stock of the Company. Dividends are to be declared and paid monthly. In March 1999, the Series A convertible preferred stock was returned and canceled (See Note 2).

             (D) Series B 9% Convertible Preferred Stock

             Non-voting convertible preferred stock, 2,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series B convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. In March 1999, the Series B convertible preferred stock was returned and canceled (See Note 2).

             (E) Series C Redeemable Preferred Stock

             Non-voting, non-participating redeemable preferred stock, 1,500 authorized, with a par value of $1,000 per share. Series C preferred stock is junior to the original preferred stock and any other class or series of capital stock of the Company which are specifically ranked senior (senior securities). Series C preferred stock is redeemable at any time, at the discretion of the Company, at a redemption price of $1,000 per share. No Series C redeemable preferred stock were issued and outstanding.

             (F) Series D Convertible Preferred Stock

             Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at par with holders of the Company's common stock, as if the Series D Convertible Preferred Stock had been converted into common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its holder, at any time, into a number of shares of common stock of the Company at a conversion rate equal to $1,000 divided by the market price of the Company's common stock. In March 1999, the Series D convertible preferred stock was returned and canceled (See Note 2).

             (G) Series AB Convertible Preferred Stock

             Non-voting convertible preferred stock, 25,000 shares authorized with a stated value of $100 per share. Series AB convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $100 per share plus accrued interest and unpaid dividends to the date of redemption. Holders of Series AB convertible preferred stock may convert their preferred shares into common stock. During 1998, the Company issued 4,050 shares of Series AB convertible preferred stock in payment of dividends for Series A and B convertible preferred stock. In March 1999, certain shares of AB preferred stock were returned and canceled (See Note 2).

             In  addition,  pursuant  to  a  Purchase  Agreement  with  American
             Equities dated September 9, 1999, (a) Hartcourt agreed to sell 500,000 shares of restricted common stock valued at $0.60 per share. The terms of the Purchase Agreement required American Equities to issue a promissory note in the amount of $225,000 to Hartcourt, payable at the rate of $75,000 per month, commencing on the 30th day following the closing date, and shall pay the balance of the purchase price to Hartcourt on the closing date. Hartcourt received $75,000 in cash on the closing date and American Equities issued a promissory note for $225,000 dated October 27, 1999, bearing no interest, payable in full on or before six months from the execution date; (b) American Equities caused ECS to issue to Hartcourt 157,000 shares of ECS in full satisfaction of all outstanding claims of Hartcourt against ECS; (c) Hartcourt permitted immediate transfer of 724,990 common shares of Hartcourt into freely tradable unrestricted shares, pursuant to Rule 144 previously issued to Elan shareholders in connection with the purchase of Elan on August 24, 1998. Hartcourt shall have no liability under the Elan Indemnity. On December 14, 1999, American Equities filed a complaint against Hartcourt alleging breach of warrant agreement, claiming damages of $30,000,000 and that American Equities was entitled to receive 1,800,000 common shares of Hartcourt pursuant to the anti-dilution clause contained in its December 1996 warrant agreement. On February 20, 2001, Hartcourt and American Equities mutually agreed to settle the lawsuits and executed mutual general releases of all known and unknown claims. As part of the settlement, Hartcourt, Hartcourt agreed to issue to American Equities 400,000 shares of its common stock pursuant to the anti-dilution clause and cancel the promissory note of $225,000. American Equities was allowed to further exercises its cashless exercise right and converted the remaining 1,200,000 warrants into 1,070,075 free trading common shares of Hartcourt without any payment of consideration.

NOTE 14      Income Taxes

             The Company has deferred tax assets for the tax effects of temporary differences between financial and tax reporting for the years ended December 31, 2000 and 1999. The deferred tax assets consist primarily of net operating losses and impairments of investments and goodwill. The Company has established a 100% valuation allowance against the deferred tax assets at December 31, 2000 and 1999, because management is unable to determine if it is more likely than not that these net operating losses and impairments of investments and goodwill will be realized.

             Impairment of investments and goodwill are not deductible in 2000 or 1999 for income tax purposes. Losses on investments for income tax purposes may be taken in the year the respective transactions are completed. Goodwill is amortized over fifteen years for income tax purposes or until the Company has disposed of its ownership in the entity in which the goodwill relates.

                                                             2000       1999
                                                         ---------- ------------
             Current:
               Federal                                   $       -  $         -
               State                                             -            -
               Deferred-Federal and State                        -            -
               Change in Valuation Allowance                     -            -
                                                         ---------- ------------
             Income tax expense (benefit)                $       -  $         -
                                                         ========== ============

             The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2000 and 1999, as follows:

                                                             2000       1999
                                                         ---------- ------------

             U.S. Federal income tax provision (benefit) $(693,500) $(1,069,000)
             Effect of net operating loss carryforward     693,500    1,069,000
                                                         ---------- ------------
                                                         $       -  $         -
                                                         ========== ============

             The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30 are as follows:

                                                             2000       1999
                                                       ------------ ------------
             Deferred tax assets:
             Net operating loss carryforward           $ 3,107,600  $ 2,414,000
                                                       ------------ ------------
                 Total gross deferred tax assets         3,107,600    2,414,000
             Less valuation allowance                    3,107,600    2,414,000
                                                       ------------ ------------
             Net deferred tax assets                   $         -  $         -
                                                       ============ ============

             The Company has Federal and State net operating loss carryforwards of approximately $9,140,000 and $7,100,000, respectively. The regular net operating loss carryforwards, which are approximately the same as the alternative minimum tax net operating loss carryforwards, if not utilized, will expire in varying amounts from 2000 through 2020, respectively for Federal and State. The realization of any future income tax benefits from the utilization of net operating losses may be limited. Federal and state tax laws provide that when a more than 50% change in ownership of a company occurs within a three year period, the net operating loss may be limited. It has not been determined if such change has occurred.

             The valuation allowance at January 1, 1999 was approximately $2,414,000. The net change in the valuation allowance during the year ended December 31, 2000 was an increase of $693,600.

NOTE 15      Stock Option Plan and Warrants

             (A) Stock Option Plan

             In April 1995, the Company adopted a stock option plan (the Plan) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10-year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. All options were granted at not less than fair value at the date of grant and have terms of 10 years.

             The following table summarizes the activity in the plan:
                                                                     Weighted
                                                       Number         Average
                                                       of Shares  Exercise Price
                                                     -----------  --------------
             Shares under option at January 1, 1999      400,000  $        1.00
               Granted                                 2,000,000          1.265
               Exercised                              (2,000,000)         1.265
               Canceled                                        -              -
                                                     -----------  --------------
             Shares under option at December 31, 1999    400,000           1.00
               Granted                                    70,000           6.76
               Exercised                                       -              -
               Canceled                                        -              -
                                                     -----------  --------------
             Shares under option at December 31, 2000    470,000  $        1.86
                                                     ===========  ==============

             All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, the Company's net loss and loss per share for the year ended December 31, 2000 and 1999 would not have changed.

             Additional information relating to stock options outstanding and exercisable at December 31, 2000 summarized by exercise price are as follows:

                         Options Outstanding                Options Exercisable
           ---------------------------------------------   ---------------------
                          Number
                         Average    Weighted    Weighted      Number    Weighted
             Range of  Outstanding  Remaining   Average    Exercisable   Average
             Exercise  at December Contractual  Exercise   at December  Exercise
               Price    31, 2000       Life      Price       31, 2000     Price
             --------  ----------  ----------  ---------   ----------  ---------

             $1-$7.16    470,000   1-7.5 Year(s)   $1.86       470,000     $1.86


             In connection with a fee agreement for introduction services with two individuals, (collectively referred to as the "Introducers"), Hartcourt agreed to grant the Introducers options to purchase up to 2,500,000 shares of Hartcourt common stock at a price of $5.50 per share. The options were issued at the fair market value on the date of issuance and therefore, no expenses was recorded. On May 4, 2000, the Introducers exercised their option to acquire 2,500,000 shares of Hartcourt common stock. As of December 31, 2000, Hartcourt received $2,220,000 towards the exercise price of 2,500,000 options into shares exercised by the Introducers. The remaining balance of $11,000,000 is recorded as subscriptions receivable at December 31, 2000 in the accompanying financial statements.

             In connection with providing consulting services, on July 21, 2000, Hartcourt granted to a consultant options to purchase 20,000 shares of Hartcourt stock at a price of $5.75 per share. The options expire on July 20, 2001. The options were issued at the fair market value on the date of issuance and, therefore, no expense was recorded.

             During 1999, an individual exercised 1,000,000 stock options at $1.25. The individual paid the Company $764,748. The remaining balance of $485,252 was deemed uncollectable and written off as of December 31, 1999.

             (B) Warrants

             On December 30, 1996, Hartcourt and American Equities entered into a Warrant Agreement, whereby Hartcourt agreed to issue and sell to American Equities, for the price of $100, a warrant to purchase up to 2,000,000 shares of its common stock, $.01 par value at prices ranging from $0.30 to $2.10 in connection with the consulting services provided to Hartcourt. American Equities shall have the right to purchase at any time and from time to time prior to
             December 30, 2002, up to the number of fully paid and non-assessable shares of warrants, stock upon payment of specific exercise price or apply the cashless exercise clause specified in the agreement. On September 9, 1999, pursuant to the terms of the Warrant Agreement, American Equity exercised its cashless exercise right and converted 800,000 warrants into 621,674 Hartcourt's common shares without payment of any consideration.

             On December 14, 1999, American Equities filed a complaint against Hartcourt alleging breach of warrant agreement, claiming damages of $30,000,000 and that American Equities was entitled to receive 1,800,000 common shares of Hartcourt pursuant to the anti-dilution clause contained in its December 1996 warrant agreement. On February 20, 2001, Hartcourt and American Equities mutually agreed to settle the lawsuits and executed mutual general releases of all known and unknown claims. As part of the settlement, Hartcourt, Hartcourt agreed to issue to American Equities 400,000 shares of its common stock pursuant to the anti-dilution clause and cancel the promissory note of $225,000. American Equities was allowed to further exercises its cashless exercise right and converted the remaining 1,200,000 warrants into 1,070,075 free trading common shares of Hartcourt without any payment of consideration.

             In connection with consulting services, Hartcourt issued warrants to purchase 350,000 shares at prices ranging from $1.25 to $1.50 that expire at various dates through July 12, 2000. The warrants were issued at the fair market value on the date of issuance and therefore no expense was recorded.

             In connection with the sale of 200,000 restricted shares of its own common stock, the Company issued warrants to purchase 100,000 shares at $4.00, which expire on December 12, 2000. The warrants were issued above fair market value and therefore no expense was recorded.

             In connection with facilitating equity line and credit for Hartcourt, on January 26, 2000, the Company issued to a broker for brokerage services warrants to purchase 13,530 shares at $15.52 per share that expire on January 25, 2004. The warrants were issued at the fair market value and therefore no expense was recorded.

             In connection with completion of a private placement of Hartcourt shares with PYR Management LLC, on March 6, 2001, the Company issued in total 1,035,308 of Class II warrants exercisable at $0.69375 per share of common stock and expire on January 26, 2005.

             In connection with signing an investment agreement with Swartz Private Equity, LLC, on January 26, 2000, Hartcourt issued to Swartz warrants to purchase 400,000 shares at $13.10 per share that expire on January 25, 2004. The warrants were issued at the fair market value and therefore no expense was recorded.

             During 2000, the warrant-holders converted to purchase 407,000 shares of common stock at prices ranging from $2.50 to $2.80 for a total consideration of $101,870.

             (C) Stock Split

             On September 14, 2000, the Board of Directors of Hartcourt approved a two-for-one split of the Company's common stock to be distributed in the form of a stock dividend, payable on October 23, 2000 to the shareholders of record at the close of business on October 16, 2000.

NOTE 16      Loss Per Share

             The  following   reconciles   amounts  reported  in  the  financial
             statements for the years ended December 31, 2000 and 1999, respectively:




                                     ------------------ 1999 ------------------
                                     Income (Loss)      Shares        Per-Share
                                      (Numerator)    (Denominator)     Amount
                                     -------------   -------------     -------

Income (loss) from continuous
   operations                         $(7,433,899)   $39,405,356        (0.19)

Income (loss) from discontinued
   operations                            (428,569)    39,405,356        (0.01)
                                      ------------   -----------       -------

Income (loss) available to common
   stockholders - basic earnings
   per share                           (7,862,468)    39,405,356        (0.20)

  Effect of dilutive securities                --             --           --
                                      ------------   -----------       -------

Income (loss) available to common
   stockholders - diluted earnings
   per share                          $(7,862,468)    39,405,356        (0.20)
                                      ============   ===========       =======

                                     ------------------ 2000 ------------------
                                     Income (Loss)      Shares        Per-Share
                                      (Numerator)    (Denominator)     Amount
                                     -------------   -------------     -------

Income (loss) from continuous
   operations                         $(6,790,879)   $59,486,747        (0.11)

Income (loss) from discontinued
   operations                                  --             --           --
                                      ------------   -----------       -------


Income (loss) available to common
   stockholders - basic earnings
   per share                           (6,790,879)    59,486,747        (0.11)

  Effect of dilutive securities                --             --           --
                                      ------------   -----------       -------

Income (loss) available to common
   stockholders - diluted earnings
   per share                          $(6,790,879)   $59,486,747        (0.11)
                                      ============   ===========       =======

             During  2000 and 1999,  the  Company had  4,058,040  and  1,650,000
             warrants outstanding, each convertible into one share of common stock. In addition, during 2000 and 1999 the Company had convertible preferred stock outstanding (Note 12), each share convertible into common stock. These instruments were not included in the computation of diluted earnings per share for any of the years presented, due to their antidilutive effects based on the net loss reported each year.


NOTE 17      Segment and Related Information

             The Company adopted Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information." During 2000 and 1999, the Company operated in one segment, and therefore segment information is not presented.

NOTE 18      Subsequent Events

             On January 1, 2001, Hartcourt and Elephant Talk (ET) entered into a term sheet agreement whereby, Hartcourt agreed to acquire 51% of the ownership interest in ET for $3,825,000. The terms of the agreement require ET to increase its authorized capital from 25,000,000 shares to 26,400,000 shares and Hartcourt to subscribe to another block of 9,064,000 shares for a total consideration of $2,325,000 payable in Hartcourt shares under Rule No. 144 or Regulation S of the SEC regulation. The number of Hartcourt shares will be calculated using the ten-day average bid-ask price prior to the date of closing. Hartcourt has completed its due diligence and the parties have agreed to extend the closing date to close the transaction no later than April 15, 2001.

On January 10, 2001, the Company signed a direct investment agreement whereby Hartcourt agreed to convert the loan from Guo Mao of $500,000 to a 5% equity ownership of Wind.

During February 2001, the Company issued 805,802 shares of its common stock valued at $500,000 to Sinobull Information to complete the acquisition of Sinobull Information by Sinobull.