Form 10QSB
period 2001-03-31
HARTCOURT COMPANIES INC
filed 2001-05-15
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001


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

As of March 31, 2001, The Hartcourt Companies, Inc. had 66,565,374 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                                            Yes [  ]                 No [ X ]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                 March 31, 2001
                                                                         Page
                                                                         ----
PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 2001 (Unaudited)
          and December 31, 2000                                           F-3

          Consolidated Statements of Operations for the Three Months
          ended March 31, 2001 and 2000 (Unaudited)                       F-5

          Consolidated Statements of Shareholders' Equity for the
          Three Months ended March 31, 2001 (Unaudited)                   F-6

          Consolidated Statements of Cash Flows for the Three Months
          ended March 31, 2001 and 2000 (Unaudited)                       F-7

          Notes to the Consolidated Financial Statements                  F-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            F-25


PART II  OTHER INFORMATION

Item 1.       Legal Proceedings                                          F-28

Item 2.       Changes in Securities                                      F-30

Item 3.       Defaults upon Senior Securities                            F-30

Item 4.       Submission of Matters to Vote of Security Holders          F-30

Item 5.       Other Information                                          F-30

Item 6.       Exhibits and Reports on Form 8-K                           F-30

Signatures                                                               F-31

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Part I
Item 1


                                                March 31, 2001    December 31,
                                                  (Unaudited)         2000
                                                --------------   --------------


ASSETS

Current assets:
   Cash and cash equivalents                     $     154,802    $     402,993
   Accounts receivable, net                            198,373          146,891
   Inventory                                            60,159           66,331
   Note receivable                                      70,000           70,000
   Prepaid expenses and other                          116,692           56,378
   Due from related parties                            157,401          176,697
                                                --------------   --------------

Total current assets                                   757,427          919,290
                                                --------------   --------------

Property and equipment, net                            682,869          736,259

Investments, net                                     1,074,514        1,258,050

Other Assets
   Advances pursuant to mergers                      3,721,168        3,019,884
   Goodwill, net                                     2,780,508        2,856,786
   Computer software costs, net                        912,040          970,172
                                                --------------   --------------

Total other assets                                   7,413,716        6,846,842
                                                --------------   --------------


Total assets                                     $   9,928,526    $   9,760,441
                                                --------------   --------------



          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                March 31, 2001    December 31,
                                                  (Unaudited)         2000
                                                --------------   --------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $     669,889    $     723,647
  Deferred revenue                                     220,278          112,456
  Notes payable, current portion                        23,777           33,788
  Accrued expenses and other current liabilities       121,642          130,632
  Payables to related parties                        2,351,012        2,146,454
                                                --------------   --------------

Total current liabilities                            3,386,598        3,146,977

Notes payable, net of current portion                  609,867          609,867
                                                --------------   --------------

Total liabilities                                    3,996,465        3,756,844
                                                --------------   --------------

Contingencies

Minority interest                                      649,682          757,475

Shareholders' Equity
 Preferred stock:
 Original preferred stock,  $0.01  par value
   1,000 authorized,  issued and outstanding                10               10
 Common stock, $0.001 par value, 100,000,000
   shares authorized;  64,516,646 shares and            64,517           62,176
   62,176,044 shares issued  and outstanding
   at March 31, 2001 and December 31, 2000
 Common stock  to be issued 4,000,000 shares
   at March 31, 2001 and December 31, 2000               4,000            4,000
 Stock subscriptions receivable                    (11,687,179)     (12,192,094)
 Treasury stock, at cost, 3,557,832 shares at
   March 31, 2001 and December 31, 2000             (1,918,634)      (1,918,634)
 Additional paid-in capital                         63,219,481       62,464,649
   Accumulated deficit                             (44,399,816)     (43,173,985)
                                                --------------   --------------

Total shareholders' equity                           5,282,379        5,246,122
                                                --------------   --------------

Total liabilities and shareholders' equity       $   9,928,526    $   9,760,441
                                                ==============   ==============


          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                -------------------------------
                                                     2001             2000
                                                --------------   --------------

Net sales                                        $     253,361    $     348,228

Cost of sales                                            4,840          116,541
                                                --------------   --------------

Gross profit                                           248,521          231,687
                                                --------------   --------------

Operating expenses:
   Selling, general and administrative               1,245,240        1,804,237
   Depreciation and amortization                       133,133          105,228
   Impairments                                               -                -
                                                --------------   --------------

Total operating expenses                             1,378,373        1,909,465
                                                --------------   --------------

Loss from continuing operations                     (1,129,852)      (1,677,778)

Other income (expense):
   Equity in loss of affiliate                        (183,536)         (41,651)
   Interest expense                                    (40,511)         (38,249)
   Interest income                                       5,979            8,231
   Other                                                14,296            9,007
                                                --------------   --------------

Total other income (expense)                          (203,772)         (62,662)
                                                --------------   --------------
Loss from continuing operations
  before minority interest                          (1,333,624)      (1,740,440)

Less:loss in subsidiary attributed
  to minority interest                                 107,793           69,302
                                                --------------   --------------
Loss before income taxes                            (1,225,831)      (1,671,138)

Income taxes                                                 -                -
                                                --------------   --------------
Net loss                                         $  (1,225,831)   $  (1,671,138)
                                                ==============   ==============
Basic and fully diluted loss per
  common share                                   $       (0.02)   $       (0.03)
                                                ==============   ==============
Weighted average number of shares                   63,086,642       52,661,376
  outstanding - Basic and fully diluted         ==============   ==============

          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)



                                                                     Common
                                                        Additional    Stock                                                Total
                           Common Stock  Preferred Stock  Paid-In  Subscriptions     Treasury Stock       Accumulated  Shareholders'
                      ------------------ ---------------                          ---------------------
   Description         Shares    Amount  Shares  Amount   Capital   Receivable     Shares      Amount       Deficit       Equity
--------------------  --------- -------- ------- ------ ----------- ------------  --------- -----------   -----------  -------------
Balance -
December 31, 2000    66,176,044 $ 66,176   1,000 $   10 $62,464,649 $(12,192,094) 3,557,832 $(1,918,634) $(43,173,985)  $ 5,246,122

Shares issued for
 consulting services     86,054       86       -      -     152,087            -          -           -             -       152,173
Stock subscriptions
 received                              -       -      -           -      504,915                                            504,915
Shares issued to
 investors              930,784      931       -      -        (931)           -          -           -             -             -
Shares issued in
 connection with        805,802      806       -      -     499,194            -          -           -             -       500,000
 acquisitions
Shares issued to
 directors in lieu      117,962      118       -      -     104,882            -          -           -             -       105,000
 of compensation and
 for services
Shares issued in
 connection with        400,000      400       -      -        (400)           -          -           -             -             -
 cashless exercise
 of warrants in
 settlement of
 litigation
Net loss                      -        -       -      -           -            -          -           -    (1,225,831)   (1,225,831)
                     ---------- -------- ------- ------ ----------- ------------  --------- -----------   -----------  -------------
Balance -            68,516,646 $ 68,517   1,000 $   10 $63,219,481 $(11,687,179) 3,557,832 $(1,918,634) $(44,399,816)  $ 5,282,379
March 31, 2001       ========== ======== ======= ====== =========== ============  ========= ===========   ===========  =============


          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                        2001             2000
                                                   -------------- --------------
Cash flows from operating activities:
 Net loss                                            $(1,225,831)  $ (1,671,138)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                         191,265        105,228
   Minority interest in loss of subsidiaries            (107,793)       (27,651)
   Equity in loss of affiliate                           183,536              -
   Shares issued in lieu of compensation and services    257,172      4,646,480
   Changes in operating assets and liabilities:
     (Increase) decrease in:
     Accounts receivable                                 (51,482)       (25,106)
     Inventory                                             6,172         (5,436)
     Prepaid expenses and other                          (60,314)        50,037
     Accounts payable                                    (53,758)       (33,034)
     Accrued expenses and other current liabilities       (8,990)    (3,339,100)
     Deferred revenue                                    107,822         11,094
                                                      ----------    -----------
Net cash used by operating activities                   (762,201)      (288,626)
                                                      ----------    -----------
Cash flows from investing activities:
 Advance towards investment                             (201,284)             -
 Purchase of property and equipment                       (3,465)       (50,747)
                                                      ----------    -----------
Net cash used in investing activities                   (204,749)       (50,747)
                                                      ----------    -----------
Cash flows from financing activities:
 Proceeds on sale of common stock                              -      2,743,000
 Proceeds on exercise of options and warrants                  -         75,750
 Proceeds on stock subscriptions                         504,916              -
 Proceeds from (payments to) to related parties          223,854     (1,316,811)
 Payments on note payable                                (10,011)      (113,718)
 Payments on loans from shareholders                           -        (13,251)
                                                      ----------    -----------
Net cash provided by financing activities                718,759      1,374,970

Net increase (decrease) in cash                         (248,191)     1,035,597

Cash and cash equivalents, beginning of period           402,993        331,057
                                                      ----------    -----------
Cash and cash equivalents, end of period             $   154,802   $  1,366,654
                                                      ==========    ===========


          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

Item 1

Note 1:  Organization and Nature of Operations:

The Hartcourt Companies, Inc. and its subsidiaries ("Hartcourt") are involved in Internet joint ventures in Asia to facilitate the expansion of the People's Republic of China's ("China") first commercial e-trade financial network and Internet Service Provider. Hartcourt intends to create the premiere financial portal in the Chinese market by building a network of Internet companies in partnership with young Chinese enterprenuers as well as government owned entities. Its mission is to become one of the leading Internet companies in Asia. In order to achieve its mission, Hartcourt decided to spin-off its investment in domestic operations and entered into a series of Agreements with Chinese and Hong Kong based companies to become a leading Internet service provider in Asia.

Currently, Hartcourt is in a transition from a holding and development company model into a few revenue-driven independent operational entities. By continued efforts in building a network of Internet and telecommunication service companies in China and Hong Kong, Hartcourt is developing closer partnerships with Chinese entrepreneurs as well as Chinese government-owned entities. Hartcourt's business goal over the next three years is to complete a series of initial public offerings or spin-offs and focus on restructuring the company into four main divisions: the Hong Kong-based streaming content (video/audio) web-casting and web hosting Group; the Sinobull Financial Group, the multi-media financial data provider and online securities trading platform; the Broadband ISP and Internet Infrastructure Group; and Hartcourt Capital Inc., the E-Finance transactions platform offering online banking, securities, insurance, equipment leasing, credit, and B2B transaction settlements. Through the combined services of the four divisions, Hartcourt intends to create a premier financial portal of Chinese Internet with a comprehensive Web site and supporting utilities that will be capable of executing securities transactions on-line in a timely and efficient manner while providing real-time quotes, research, charts and other collateral information regarding stocks, bonds, currencies and other markets in China and other Asian markets.

Stardust, Inc.-Production-recording-Promotion ("Stardust"), a corporation organized under the laws of the State of Utah in September 1983, acquired all of the outstanding shares of Hartcourt Investments, a Nevada corporation, for 6,110,337 shares of Stardust common stock (after taking into account a reverse stock split and stock dividend) pursuant to an Agreement and Plan of Reorganization dated November 5, 1994. At the time of this acquisition, Stardust was a "shell" corporation with no assets, business or operations. Subsequent to the acquisition of Hartcourt Investments, Stardust changed its name to The Hartcourt Companies, Inc.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

On February 1, 1999, pursuant to a Share Purchase Agreement, Hartcourt acquired one (1) share of common stock of Enova Holdings Inc. ("Enova"), a Nevada corporation representing 100% of the total issued and outstanding capital stock of Enova, making Enova a wholly-owned subsidiary. Effective March 1, 1999, Hartcourt and Enova executed an Exchange Agreement (the "Enova Agreement") whereby Hartcourt exchanged all of its ownership in two wholly-owned subsidiaries, Pego Systems, Inc. ("Pego") and Electronics Components and Systems, Inc. ("ECS"), for 5,213,594 additional shares of common stock of Enova. On March 24, 1999, Hartcourt entered into a Distribution Agreement pursuant to which Hartcourt agreed to distribute to all the shareholders of record on March 31, 1999, the 5,213,595 shares of common stock of Enova and to file, within a reasonable period of time following such distribution, a Registration Statement on Form 10-SB to cause the distributed shares of Enova to be registered under the Securities Exchange Act of 1934. Enova's Registration Statement on Form 10-SB was filed under the Securities Exchange Act of 1934 on January 24, 2000. As a result of the Share Purchase Agreement, the Enova Agreement and the Distribution Agreement, each shareholder of record of Hartcourt on March 31, 1999 received one (1) share of Enova for every four (4) shares owned of Hartcourt. Following the distribution of the Enova shares, both Hartcourt and Enova continue to operate as separate companies.

On August 17, 1999, Hartcourt entered into a stock purchase agreement with Financial Telecom Limited ("FTL"), a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$23.4 million or US$3.0 million, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999 with Hartcourt making total cash payments of $801,860, recorded a payable for $797,140 and issued 1,500,000 shares of its common stock to FTL. The stock purchase agreement required a post-closing adjustment for any deficiency to be paid to FTL in the event the final closing net worth as of the closing date shall be more than $5,000 over and above the net worth reported in calculating the purchase price. As a result of the post-closing adjustment, the purchase price was revised to HK$25,563,842 or US$3,277,412. At December 31, 1999, Hartcourt recorded the increase in purchase price as a result of the post-closing adjustment, as a note payable to FTL of $138,706 and a payable for the issuance of 148,512 shares of common stock of Hartcourt. On January 18, 2000, Hartcourt issued 254,552 additional shares of common stock to FTL in settlement of the post-closing adjustment. The 1,754,552 shares of common stock issued to FTL are reflected as treasury shares in the accompanying financial statements since FTL is a subsidiary of Hartcourt. As of May 11, 2001, Hartcourt has fully settled its amounts payable to FTL for the acquisition of FTL's shares.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

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

On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture named Fintel Wireless Internet Limited (FWL), for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. Subject to verification of total costs to be incurred in erection of FLEX transmission network, design of financial information broadcast system, sourcing, testing and tuning of PDA receiver devices, etc. and signing of formal joint venture agreement, FTL agreed to invest cash by phases, to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange for a total of 51% ownership interest in the joint venture. After the completion of due diligence, the parties signed the formal joint venture agreement on April 28, 2000 and FWL became a subsidiary of FTL. Although NiceVoice has contributed certain assets in the FWL, due to the method of funding these assets NiceVoice does not presently have legal ownership title to such assets until the final dollar payment has been made on these assets. The accompanying financial statements reflect FTL's investment of 51% ownership interest in FWL as of March 31, 2001. As of May 11, 2001, FTL had advanced approximately HK$2,814,573 (US$360,843) towards its investment in FWL.

On June 20, 1999, Hartcourt entered into an agreement with Beijing UAC Stock Trading Online Co., Ltd. ("UAC Trading") to form a joint venture company under the laws of China. The name of the joint venture company is Beijing UAC Stock Exchange Online Company Limited. ("UAC Exchange"), a company registered in Beijing. Under the terms of the agreement, for a 35% interest in UAC Exchange, Hartcourt agreed to invest $1,000,000 in UAC Exchange, pay $1,700,000 to the owners of UAC Trading and transfer 1,000,000 common shares of Hartcourt to UAC Exchange. 200,000 of these common shares will be transferred to UAC Trading for an existing loan of $200,000 and 800,000 common shares are still to be issued and will be recorded as a loan from Hartcourt to UAC Exchange upon issuance. On August 9, 1999, Hartcourt and UAC Trading agreed to convert the Hartcourt loan of $200,000 into an option to purchase an additional 15% ownership interest in UAC Exchange from UAC Trading. In July 2000, Hartcourt and UAC Trading transferred all of their ownership interest in UAC Exchange to UAC Stock Online Company Limited ("UAC BVI"), a company incorporated in British Virgin Islands. On September 1, 2000, Hartcourt exercised its option for an additional 15% ownership interest in UAC Exchange making Hartcourt's total ownership - interest in UAC Exchange to 50%. Subsequently, on December 28, 2000, Hartcourt, UAC BVI, UAC Trading and K.C. Tan (representative of the owners of UAC Trading), signed a Share Subscription and Sale and Purchase Agreement whereby, Hartcourt agreed to own 51% of the UAC BVI and K. C. Tan agreed to own 49% of UAC BVI after all

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

tangible and intangible assets had been transferred into UAC Exchange by UAC Trading. The accompanying financial statements reflect Hartcourt's ownership interest in UAC BVI at 51% as of March 31, 2001.

UAC Exchange operates the first and leading nationwide online securities trading network, UAC 162 Network, connecting investors with their stock brokerage offices via China Pac. China Pac is the nationwide packet switched network in China owned by China Telecom since 1991. UAC 162 Network consists of proprietary server software and user interface, servers, gateways and other communication hardware. Through a PC, investors can dial a local number 162 from anywhere in China to trade stocks online. Once connected to the network, users can check real time stock quotes, trade stocks and other securities, access news bulletin and other related information. In May 1999, UAC Trading was granted a license by the Chinese government and signed a contract with China Telecom to start building the network. This license was subsequently assigned to UAC Exchange. As the first and leading China Pac operating agent designated by China Telecom, UAC Exchange is in a unique position to market the services of China Pac and UAC 162 Network to all brokerage firms in China. However, in June 2000, the Chinese government allowed all online transactions to be conducted via Internet. It caused UAC Exchange to lose its competitiveness as the efficiencies of 162 Network are not compatible to the Internet. Therefore, UAC Exchange is converting its operations to Internet based operations.

Beijing Innostar Hi-Tech Enterprises, Ltd. ("Innostar") - On October 20, 1999, Hartcourt signed a Joint Venture Agreement with Innostar to establish a wireless nationwide Internet service provider network and IP phone services in China via a Chinese satellite. The total amount of investment in the joint venture company will be $24.0 million of which $14.0 million will be contributed by Innostar for 65% ownership interest and $10.0 million by Hartcourt for 35% ownership interest. Innostar provides wireless ISP network and IP phone service in Beijing in cooperation with Chinese telecom companies. It provides high-speed Internet connections to hotels, office buildings and apartment complexes using a Chinese satellite with bi-directional data transmission to these commercial users. The joint venture with Hartcourt and Innostar's license for nationwide ISP service will allow expansion to many other cities and individual users eventually reaching users throughout China. The national license will also allow the joint venture to engage in e-commerce activities and other Internet services. Hartcourt and Innostar have agreed to expand the scope of business model of the Joint Venture and have re-applied for the grant of business license. The license is pending government and regulation approval.

In November 1999, Sinobull Group (`Group") was formed with the intention to consolidate various related businesses acquired or expected to be acquired by Hartcourt or Sinobull.com Inc. ("Sinobull"). Sinobull is principally engaged in the operation of a financial portal and investment holding. For the purposes of presenting these businesses under a unified structure and strong brand name, a restructuring of the Group will result in consolidating these businesses under Sinobull, the holding company of the Group incorporated in British Virgin Islands. On April 2, 2001, Sinobull's one share issued and outstanding held by

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

Mr. Tang Wing On was formally transferred to Hartcourt, and, therefore, Sinobull became a wholly-owned subsidiary of Hartcourt effective April 2, 2001. Hartcourt, Sinobull and Mr. Tang have confirmed that Hartcourt had advanced funds to Sinobull for various acquisitions made by Sinobull since its formation. Since the acquisition of Sinobull was completed on April 2, 2001, the financial results of Sinobull will be consolidated with Hartcourt starting the second quarter of 2001.

StreamingAsia.Com Ltd. ("StreamingAsia") - StreamingAsia provides Internet-related software development service with expertise in audio and video delivery or streaming solutions to a variety of business and industry, including major financial institutions. On April 14, 2000, Hartcourt announced that Sinobull signed a Subscription and Shareholders' Agreement ("Agreement") relating to StreamingAsia, whereby Sinobull agreed to subscribe 1,200,000 newly issued and outstanding fully paid shares of StreamingAsia for HK$7,000,000 (approximately US$897,500) on behalf of Hartcourt. Upon subscription of such shares, Sinobull will have 50% ownership interest in StreamingAsia. Sinobull will appoint two members to the Board of Directors of StreamingAsia. Together with the existing two directors, the new board shall consist of four directors. In addition, both Sinobull and Hartcourt agreed and confirmed that as part of the financing arrangements Sinobull would hold the subscribed shares in StreamingAsia on behalf of Hartcourt and those shares were transferred to Hartcourt on December 29, 2000. As of December 31, 2000, Sinobull had contributed $897,500 towards the purchase of StreamingAsia that was advanced by Hartcourt to Sinobull. The accompanying financial statements reflect Hartcourt's investment in StreamingAsia at 50% on March 31, 2001 using the equity method of accounting.

Beijing Shangdi Net Technologies Center Company, Ltd. ("Shangdi") - On December 18, 1999, Sinobull signed a Term Sheet Agreement with Shangdi to form a new corporation in Beijing. Sinobull shall have 40% interest and Shangdi shall have 60% interest in the new corporation. On April 12, 2000, Sinobull signed a Term Sheet Agreement with Shangdi revising the terms of the Term Sheet Agreement signed on December 18, 1999. The terms of the revised agreement stated Sinobull and Tiandi Hulian Technologies Limited ("Tiandi"), an investment holding company incorporated in the British Virgin Islands, holding the interest of the shareholders of Shangdi, will acquire through its wholly-owned subsidiary Sinobull Network Technology Company Limited (Sinobull Network"), a company registered in Beijing, all of the operating assets and business of Shangdi. To finance this acquisition, Tiandi will issue new shares to Sinobull equal to 40% of the expanded capital of Tiandi. The terms of the revised agreement required Sinobull to pay Shangdi US$670,000 being the consideration of all tangible and intangible assets in relation to Shangdi's computer network information services excluding cash and debts; invest US$1,000,000 in Sinobull Network for its working capital needs; issue 140,000 restricted common shares of Hartcourt to Shangdi and 60,000 restricted common shares of Hartcourt to Sinobull Network for its working capital needs. In exchange, Shangdi agreed to transfer without any pledge and debt, all tangible and intangible assets in relation to computer network information services to Sinobull Network, and transfer to Hartcourt 40% of the ownership interest in Tiandi. On December 28, 2000, Sinobull, Tiandi, Shangdi and Li Chun Ying (representative of the owners of Shangdi) signed a Share Subscription and Sale and Purchase Agreement whereby, Sinobull will own 51% of Tiandi and Li Chun Ying will own 49% of Tiandi after payment of

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

consideration to Shangdi for purchase of all tangible and intangible assets. As of March 31, 2001, Sinobull, through an advance from Hartcourt, has paid $1,000,000 in cash towards the purchase of Shangdi of which $670,000 was distributed to the owners of Shangdi and the remaining $330,000 was deemed as capital contribution in Sinobull Network. In addition, no Hartcourt common stock has been issued to either Shangdi or Sinobull Network as of March 31, 2001.

Shangdi is principally engaged in the business of data broadcasting in China. Its main activities include research, development and sale of data broadcasting hardware and software. Shandgi is a major shareholder of Hua Xia Info, the financial data provider of Hua Xia Securities, the second largest stock brokerage firm in China. Hua Xia Info has its own financial reporters for its data broadcasting network via cable TV and magazine. Through this relationship, Sinobull will operate accounts through Hua Xia Securities Brokerages nationwide. Shangdi has recently completed a software program for cable set top boxes, which enable users to trade stock online from their home television sets. Shangdi is also a major shareholder of Orient Research, a well respected stock research and analysis firm in Shanghai.

Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao") - On December 1, 1999, Sinobull signed Term Sheet Agreement with Guo Mao whereby Guo Mao agreed to issue new shares for a total proceeds of $1,000,000 which will represent 50% of the expanded capital of Guo Mao. Sinobull agreed to subscribe for all the new shares issued by Guo Mao. On May 16, 2000, Sinobull and Hopeful Internet Technologies Limited ("Hopeful") entered into an agreement whereby Hopeful, an investment holding company incorporated in the British Virgin Islands, will acquire through its wholly-owned subsidiary Shanghai Sinobull Information
Company Limited ("Sinobull Information"), all of the operating assets and business of Guo Mao. To finance this acquisition, Hopeful will issue new shares to Sinobull equal to 40% of the expanded capital of Hopeful for a total consideration of $1,000,000. The terms of payment by Sinobull for the purchase of new shares will be: $200,000 in cash upon signing of the agreement; $150,000 in cash within 30 days of signing of the agreement; $150,000 in cash within 60 days of signing of the agreement; and $500,000 within 30 days after signing of the agreement in shares of Hartcourt based on the average closing price in the last 7 trading days before payment, or in shares of Sinobull based upon the valuation to be agreed on by the parties. On December 28, 2000, Sinobull, Hopeful, Guo Mao and Lee Lu Ping (representative of the owners of Guo Mao) signed a Share Subscription Agreement whereby, Sinobull will own 51% ownership in Hopeful and Lee Lu Ping will own 49% of ownership in Hopeful after payment of consideration to Guo Mao for purchase of all tangible and intangible assets. Sinobull has paid in cash $400,000 received from Hartcourt towards the purchase of new shares of Hopeful and recorded $100,000 payable to Hopeful as of March 31, 2001. In addition, Hartcourt has issued 805,802 shares of its common stock valued at $500,000 to Sinobull Information in February 2001.

Guo Mao, a major real-time financial data provider in Shanghai, using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities data that compliments the financial information database of Hua Xia Info and the financial data delivery systems of FTL. Association with Guo Mao gives Sinobull a distinct edge over any competitive financial portal in China.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

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

Hartcourt's partners in the joint ventures discussed below are expecting Hartcourt to provide two key elements in these joint ventures: Internet technology and investment capital. Hartcourt management has hired individuals with extensive experience and expertise in relevant industry sectors, and intends to provide Internet technology by merging with or acquiring companies already active in these businesses. On the financial side, Hartcourt plans to raise substantial funds necessary to carry out the plans of its venture partners by selling its own common shares to selected investors/partners and bringing in partners whose contributions to each joint venture will include the necessary cash contributions. If Hartcourt is not able to raise the necessary funds indicated in the agreements, the agreements will need to be modified or cancelled.

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

PYR Management LLC ("PYR") - On January 26, 2000, Hartcourt completed a private placement of 227,445 Units and a Class II Warrant to PYR for $3,000,000 pursuant to a Regulation D Subscription Agreement. Each Unit consists of one share of Hartcourt common stock and a Class I Warrant to purchase one additional share of Hartcourt common stock at the Unit Price, subject to adjustment upon certain events. The Class II Warrant entitles PYR to purchase additional shares of Hartcourt common stock at par value solely upon the occurrence of certain events. Hartcourt has also agreed under a Registration Rights Agreement to file a registration statement to register the shares of Hartcourt common stock, including the shares assumable upon exercise of the Class I Warrant and Class II Warrant, under the Securities Act of 1933 for sale by PYR. As part of the Agreement, Hartcourt granted PYR an option to purchase up to $5,000,000 of additional Units and a Class II Warrant within five (5) trading days after the effectiveness of the registration statement. On January 27, 2000, Hartcourt received $2,743,000 from PYR to be used for working capital requirements of

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)


Hartcourt. On February 4, 2000 Hartcourt filed a Form 8-K with the SEC. As a result of provisions of the reset calculations pursuant to the Subscription Agreement, on February 20, 2001, Hartcourt issued in total 2,964,682 shares of its common stock, 2,509,802 of Class I warrants and 1,035,308 of Class II warrants exercisable at $0.69375 per share of common stock. On February 21, 2001, Hartcourt and PYR Management entered into a Letter Agreement whereby the parties agreed on the maximum number of Units PYR can receive under the reset provisions of the Subscription Agreement. Pursuant to the terms of the Letter Agreement, the quantity of Units and the exercise price of the warrants will no longer reset. The final amount of Units that can be issued shall be 4,000,000 shares of common stock and 4,000,000 Class I Warrants. The cap amount shall be 8,000,000 shares of common stock (on a "post-split" basis) including Class I and Class II warrants.

eMPACT Solutions, Inc. ("eMPACT") - eMPACT, an e-commerce systems management and consulting company, specializes in providing back-office infrastructure for Internet companies. The services include technology selection, system design and management, transaction performance monitoring, resource utilization tracking and security monitoring. On February 9, 2000, Hartcourt entered into a Stock Purchase Agreement Term Sheet to purchase 30% of the authorized and outstanding shares of eMPACT's new shares of common stock. The purchase price was agreed to be $2,000,000, payable $1,000,000 in cash at the date of closing, and the remainder $1,000,000 in cash within ninety days of closing. On April 10, 2000, Hartcourt paid $300,000 as an advance towards the purchase of its 30% investment in eMPACT.

On April 30, 2000, the provisions of Term Sheet Agreement dated February 9, 2000 was declared null, void and no further force and effect, and was replaced by a Subscription Agreement and Investment Representation. Hartcourt agreed to subscribe and purchase three hundred (300) shares of Class B Convertible Preferred Stock, par value $0.001 per share of eMPACT. On April 30, 2000, investment of $300,000 was applied towards the purchase of three hundred (300) shares of Class B Preferred Stock. Hartcourt had the option until May 30, 2000, to invest an additional $1,700,000 in eMPACT at the same per share price for additional Class B Preferred Stock. After May 30, 2000, the terms of any additional investment shall be subject to negotiation between the parties. As of May11, 2001, Hartcourt paid a total consideration of $300,000 towards the purchase of three hundred (300) Class B Preferred Stock of eMPACT. Hartcourt is currently negotiating to finalize the remaining investment.

Heads of Agreement: On April 8, 2000, Hartcourt entered into Heads of Agreement ("Agreement") with DF Ltd., Loughborough Ltd., and Express Internet Investment Ltd. (collectively, "the Management") and a fourth investor to form a joint venture company for the commercial exploitation of the Publication Rights of the internet and production of the content of the website in respect of the laws of China. Per the terms of the Agreement, both Hartcourt and the fourth investor's obligation are to invest $2,000,000 each, in the joint venture company for 25% ownership interest and share the responsibility in providing funding, finance

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

and technological support. The obligation of Hartcourt and the fourth investor is to provide funding as working capital for the joint venture company subject to the conditions precedent that the joint venture company shall have entered into an agreement with the relevant parties in China for the commercial exploitation of the Publication Rights on the Internet and the website. As of May 11, 2001, the joint venture company was still negotiating agreements with the relevant parties in China and has not been granted approval for the commercial exploitation of the Publication Rights on the Internet and the website. Therefore, as of May 11, 2001, Hartcourt has no payment obligations under this Agreement.

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

The Introducers have introduced to Hartcourt a potential acquisition opportunity and on April 27, 2000, Hartcourt signed the necessary documents to consummate the purchase of an entity (Shenzhen Rayes Group Limited). The Introducers have subsequently exercised their option to acquire 2,500,000 shares of Hartcourt common stock. On May 8, 2000, in accordance with the terms of the Agreement, Hartcourt filed a Form S-8 to register with the Securities and Exchange Commission the 2,500,000 options granted to the Introducers under the Agreement. As of March 31, 2001, Hartcourt received $2,750,000 towards exercise of 2,500,000 options into shares exercised by the Introducers. The remaining balance of $11,000,000 is recorded as subscriptions receivable at March 31, 2001 in the accompanying financial statements.

Shenzhen Rayes Group Limited ("Shenzhen"): On April 27, 2000, Hartcourt signed a Stock Purchase Agreement Term Sheet with Shenzhen to form a new entity of which Hartcourt desired to purchase fifty-one percent (51%) of the outstanding shares of the capital stock and Shenzhen agreed to retain the remaining forty-nine percent (49%) of the outstanding shares. Shenzhen being the sole owner of all of rights, title and interest in an operating company desired to contribute fifty-one percent (51%) of its share to the new entity. The transaction was expected to close no later than 45 days following the execution of this Agreement during which time all due diligence was to be completed, which included evaluation of the third party and the operating company by Morgan Stanley, a legal opinion of counsel as to the acceptability of the proposed

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

structure of Hartcourt's acquisition of fifty-one percent (51%) of new entity, financial reviews, et al. The purchase price was not to be less than $50,000,000 in cash and not exceeding $76,000,000 (including $50,000,000 in cash together with marketable shares of up to $26,000,000 in value). The terms of the Agreement required: a) Hartcourt to deposit $10,000,000 in an escrow account no later than April 28, 2000 upon complete execution of the Agreement; b) upon completion of all of its due diligence, including evaluation by Morgan Stanley and confirmation by legal counsel as to acceptable structure, Hartcourt shall deposit such additional funds as shall be determined as required in conformity with the value established by Morgan Stanley. On April 28, 2000, Hartcourt entered into an agreement with another third party who provided a bank guarantee for $10,000,000 on behalf of Hartcourt. The terms of the bank guarantee have subsequently expired and the parties mutually agreed to have no obligation to each other should each of the parties decide to terminate the Agreement. The parties agreed to further negotiate and extend the term of the Agreement and complete the transaction to each other's satisfaction by June 30, 2001. As of May 11, 2001, Hartcourt has completed its own due diligence, however, the terms of the agreement, including the amounts involved, may be significantly modified.

Koffman Securities Limited ("Koffman"): On June 12, 2000, Hartcourt entered into a Stock Purchase Agreement Term Sheet with Koffman, a securities brokerage firm, to purchase 30% of the expanded capital stock of Koffman for HK$22,285,000 (approximately US$2,857,050). The transaction shall close no later than 60 days following the execution of the Agreement during which time all due diligence shall have been completed, which shall include but not be limited to an evaluation of Koffman by the auditors, appraisers and legal counsel appointed by Hartcourt for this purpose and a legal opinion of its counsel as to the acceptability of the proposed structure of Hartcourt's acquisition of 30% of Koffman, financial reviews, and other usual and customary due diligence. The purchase price shall be payable as follows: 25% of the purchase price shall be payable upon execution of a definitive agreement to purchase and sell by both parties based upon completion of all of its due diligence, including evaluation and appraisal and confirmation by legal counsel as to the acceptability of the proposed structure of Hartcourt's acquisition of 30% of Koffman; and 75% of the purchase price payable in three successive equal monthly installments.

Hartcourt has completed its due diligence review and both the parties have mutually agreed to revise the purchase price and execute the purchase agreement prior to June 1, 2001. As of May 11, 2001, Hartcourt has not entered into any formal purchase agreement with Koffman and has not made any contributions towards the purchase of Koffman.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

HCTV will be registered in Shanghai with a funding of $1.0 million. The agreement defines the first phase joint venture investment terms for the period from September 2000 to December 2000. The parties agreed to invest $150,000 by September 15, 2000 and another $50,000 by November 30, 2000. Hartcourt agreed to invest $100,000 to receive an initial 66.7% of the HCTV equity ownership and Hopeman agreed to invest $50,000 for the remaining 33.3% of the HCTV equity ownership. Hopeman agreed to identify an investment/strategic partner and commit $3 million in China as the second round investment by December 31, 2000. If the second round fund raising agreement with a strategic partner is signed by December 31, 2000, Hopeman will have the option to invest an additional $50,000 and increase its equity ownership to 50% and receive the same ownership as Hartcourt. Both the parties mutually agreed to a redistribution of equity ownership with the second round investors to be negotiated over the course of the joint venture. HCTV Joint Venture Company has not been formed and both Hartcourt and Hopeman have contributed $100,000 and $50,000 as advance towards their respective share of the first phase of joint venture investment as of March 31, 2001. As of May 11, 2001, no additional funds were contributed by either of the parties since December 31, 2000 and no new agreements were signed with a new strategic partner for the second round of fund raising.

Beijing Total Solution System, Ltd. ("TSS"): On September 15, 2000, Hartcourt and TSS signed a Term Sheet Agreement to form a Joint Venture Company (JVC) called TSS Streaming, Ltd to develop broadband enabling technology for internet broadcasting market and develop world leading web-casting solution and global market. Hartcourt agreed to contribute $2.4 million for 60% ownership interest in the JVC and TSS agreed to contribute all of its tangible and intangible assets of its existing operations in China for its 40% ownership interest in the JVC. On December 1, 2000, Hartcourt and TSS signed a loan agreement and Hartcourt advanced $70,000 as a loan to support TSS's 2000 marketing plan, convertible into an ownership of 5% shares of TSS. Upon contribution of the remaining $2,330,000, Hartcourt could acquire the additional 55% shares of the JVC. Hartcourt has not exercised its right to subscribe for the additional 55% of the ownership interest in the JVC and such right has subsequently been lapsed. The accompanying financial statements reflect Hartcourt's loan of $70,000 in the JVC as of March 31, 2001. Hartcourt does not have any intentions to acquire any additional ownership percentage in TSS.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

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

The investment from Hartcourt to Wind shall be payable as follows: a) upon completion of the Agreement of JVC by both parties within 15 days from the date of the Term Sheet Agreement signed, Hartcourt shall arrange a payment to from Guo Mao as a loan to Wind in the amount of $500,000; b) pay $1,500,000 in the temporary JVC account within 15 days of the establishment of the temporary JVC bank account; c) pay $1,500,000 into the JVC no later than three months from the date of establishment of the JVC. Upon receipt of all committed capital from Hartcourt, Wind will immediately pay back the $500,000 loan to Guo Mao. Hartcourt has completed its due diligence review on the operations of Wind. On September 18, 2000, Sinobull advanced $500,000 to Guo Mao who loaned the same amount to Wind on behalf of Hartcourt. Pursuant to the addendum to the Term Sheet Agreement, on January 10, 2001, Hartcourt and Wind signed a direct investment agreement whereby Hartcourt agreed to convert the loan from Guo Mao of $500,000 to a 5% equity ownership in the JVC to be formed. The accompanying financial statements as of March 31, 2001, reflect Hartcourt's advance of $500,000 for 5% ownership interest in the JVC. The JVC has not been formed as of May 11, 2001. In addition, both the parties mutually agreed to extend by twelve months all defined effective dates per the Term Sheet Agreement of September 18, 2000.

@Family Broadband Networks Ltd."(@Family"): On October 25, 2000, Hartcourt and @Family signed a Stock Purchase Term Sheet Agreement ("Agreement") whereby, Hartcourt agreed to purchase 25% of the authorized and outstanding shares of the issued and outstanding capital voting stock of @Family for the purchase price of $1.0 million. The transaction shall close no later than 45 days from the date of signing of the Agreement, obtaining governmental approval and upon satisfactory completion of Hartcourt's due diligence which shall include but not limited to examination of @Family's business alliances with its affiliates and delivery of reviewed financial statements of @Family to Hartcourt and approval of same by Hartcourt before the closing date. The purchase price of $1.0 million in cash is payable to @Family at the date of closing. Hartcourt will have the sole option to acquire at any time within 12 months following the execution of the formal agreement contemplated herein to acquire an additional 15% of the issued and outstanding shares for an additional $2.0 million. On closing, Hartcourt shall have the right to appoint new directors so as to no less than 25% of the total members of the Board of Directors. Hartcourt has completed its due diligence but the parties have mutually agreed to postpone the closing of the transaction to May 28, 2001.

ThinkersGroup.Com, Inc. ("ThinkersGroup"): On November 6, 2000, Hartcourt and ThinkersGroup entered into an exclusive marketing agreement for a period of three years whereby, Hartcourt and its affiliates will have the exclsive right in China and Hong Kong to market ThinkersGroup's software products in the business of real-time wireless content delivery solutions, specifically software solutions for gathering and delivering content for Internet business to wireless

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

appliances. Hartcourt is currently stategizing various alternatives to market ThinkersGroup's products and services in China and Hong Kong. Hartcourt and its affilaites have not sold any of the ThinkersGroup products and services since the date of this agreement.

Edda Limited ("Edda"): On December 26, 2000, Hartcourt and Edda signed a Stock Sale Agreement (Agreement) whereby Hartcourt agreed to sell 4,000,000 restricted shares of its common stock as a block to Edda at the agreed price of fifty cents ($0.50) per share. Persuant to the terms of the Agreement, Hartcourt will deliver to Edda the requisite number of common shares restricted under the Rule 144 of SEC regulations upon recipt of the full and complete purchase price in the amount of $2,000,000. The accompanying financial statements reflect that Hartcourt has received approximately $1,312,821 from Edda as of March 31, 2001. The remaining balance of $687,179 has been recorded as subscriptions receivable in the accompanying financial statements as of March 31, 2001. As of May 11, 2001, Hartcourt has not issued any shares to Edda under this Agreement and has received an additional $20,000 in remittances subsequent to March 31, 2001.

Elephant Talk Limited ("ET"): On January 1, 2001, Hartcourt and ET entered into a Term Sheet Agreement whereby, Hartcourt agreed to acquire 51% of the ownership interest in ET for a total consideration of $3,825,000. The terms of the agreement require ET to increase its authorized capital from 25,000,000 shares to 26,400,000 shares and Hartcourt to subscribe to the block of 4,400,000 shares for a total consideration of $1,500,000 payable in cash upon closing, and subscribe to another block of 9,064,000 shares for a total consideration of $2,325,000 payable in Hartcourt shares under Rule 144 or Regulation S of the SEC regulation. The number of Hartcourt shares will be calculated using the 10-day average bid-ask price prior to the date of closing. Hartcourt has completed its due diligence and both parties agreed to revise the payment terms on April 2, 2001. The purchase price will now be payable $250,000 in cash and $1,250,000 in promissory note payable to ET in exchange for 5.0 million new shares of ET, and $2,325,000 worth of Hartcourt shares payable to the existing shareholders for their ownership interests for a combined total of 51% ownership interest in ET. The transaction is expected to close no later than May 31, 2001.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)





Note 2.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 2000 Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of The Hartcourt Companies, Inc. and Subsidiaries as of March 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for the three months ended March 31, 2001 and 2000. The financial statements for the three months ended March 31, 2001 are consolidated to include the accounts of The Hartcourt Companies Inc., its 58.53% owned subsidiary Financial Telecom Limited, its 51% owned subsidiary UAC Exchange, and its 50% equity investment in StreamingAsia. The financial statements for the three months ended March 31, 2000 are consolidated to include only the accounts of The Hartcourt Companies, Inc., its 58.53% owned subsidiary Financial Telecom Limited, and its 35% equity investment in UAC Exchange.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

Certain 2000 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

The accounting policies followed by the Company are set forth in Note A to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 2000.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

Note 3.    Supplemental Disclosure of Non-Cash Financing Activities

                                                 Three Months     Three Months
                                                     Ended            Ended
                                                March 31, 2001   March 31, 2000
                                                --------------   --------------
Cash paid for:
   Interest                                      $      40,511    $           -
   Taxes                                                     -                -
                                                ==============   ==============
Non-cash operating and financing activities:
   Shares issued to directors for services       $     105,000    $   3,430,788
   Shares issued for services                          152,172        1,012,147
   Issuance of warrants for services                         -          203,545
   Shares issued in connection with acquisitions       500,000          203,545

Note 4.    Loss per Share
                                                 Three Months     Three Months
                                                     Ended            Ended
                                                March 31, 2001   March 31, 2000
                                                --------------   --------------
Net loss                                         $   1,224,831    $   1,671,138

Effects of dilutive securities                               -                -
                                                --------------   --------------
Weighted average shares outstanding                 63,086,642       52,661,376
                                                ==============   ==============
Basic and dilutive earnings per share            $        (.02)   $        (.03)
                                                ==============   ==============

At March 31, 2001 and 2000, the Company had 4,528,640 and 463,530 warrants and options outstanding, each exercisable into one share of common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects based on the net loss reported for each period.

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

Note 5.  Litigations

The Hartcourt Companies, Inc. v. Estrellita D. Gonzales, Los Angeles Superior Court Case No. BC 222 853:

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

Hartcourt has obtained a judgment in the principal amount of $28,112 arising from the defendant's failure to pay according to the terms of a promissory note. Hartcourt is pursuing collection of this amount.

Harvey Productions, Inc. ("Harvey") v. Alan Phan, et al., Los Angeles Superior Court Case No. SC 060 296:

Hartcourt and Alan Phan have been named as defendants along with two other corporate entities and their presidents. This case was filed on January 28, 2000. Harvey claims that Hartcourt wrongfully cancelled a share certificate to Harvey for 50,000 shares and further claims that Hartcourt committed breach of contract and fraud. No contract exists between the parties and no representations were made among the parties. The case is ongoing and Hartcourt plans to vigorously contest this case.

Apollo Financial Network, LLC ("Apollo") v. The Hartcourt Companies, Inc., Los Angeles Superior Court Case No. BC 245398:

On February 21, 2001, Apollo filed an action for breach of contract arising out of a consulting agreement that was cancelled in January 1999. Hartcourt plans to vigorously contest this case. On March 27, 2001, Hartcourt filed a cross-complaint seeking $25,000 for unpaid rent and expenses from January 1999 through June 1999. The case is ongoing.

ComericaBank of California v. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of another entity's ("Pego") alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce the settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgement of approximately $800,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt.

Charles Hogue v. The Hartcourt Companies, Inc., Circuit Court of the Ninth Judicial Circuit, Orange County, Florida Case No. CIO 00-2190:

Charles Hogue filed a complaint on or about March 22, 2000, to claim a finder's fee for introducing Hartcourt to a potential acquisition target. Hartcourt sent the payment to Mr. Hogue via check in the amount of $40,500 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of Hartcourt with the amount of shares in dispute. Hartcourt's counsel in Florida failed to timely file an Answer to the complaint, and default judgment in the amount of $2,901,752 was entered on January 31, 2001. Hartcourt brought a motion to set aside the default, which was denied. Hartcourt plans to vigorously appeal the

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)

ruling. On or about March 2, 2001, a Notice of Appeal was filed. Hartcourt has retained new appellate counsel to aggressively contest the appeal.

Kevin Quinn, Go Irish, Ltd vs. The Hartcourt Companies, Inc., Los Angeles Superior Court Case No. 232720:

On March 28, 2001, Hartcourt obtained a default judgment in the amount of $154,312 against Kevin Quinn and Go Irish, Ltd. Hartcourt is pursuing collection of this amount.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           MARCH 31, 2001 (UNAUDITED)


Part I

Item 2

Hartcourt is presently involved in Internet joint ventures in Asia to facilitate the expansion of China's first commercial e-trade financial network and wireless Internet Service Provider services. Hartcourt intends to create the premiere financial portal in the Chinese market by building a network of Internet companies in partnership with young Chinese enterprenuers as well as government owned entities. Its mission is to become one of the leading Internet companies in Asia. With a vision to create the premier financial portal and financial information technology service provider in Asia, Sinobull was incorporated in the BVI in November 1999 as an investment holding company to consolidate various related businesses acquired by Hartcourt during the period from August 1999 to December 1999. For the purposes of presenting these businesses under a unified and strong brandname, a restructuring exercise is currently underway to consolidate these businesses under Sinobull. Upon completion of the restructuring exercise and obtaining approvals from Chinese regulatory authorities, Sinobull will operate a premier financial portal on the Chinese Internet with a comprehensive Web site and supporting utilities that will be capable of executing securities transactions on-line in a timely and efficient manner while providing real-time quotes, research, charts and other collateral information regarding stocks, bonds, currencies and other markets in China and other Asian markets.

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

Results of Operations:

During 2000, Hartcourt continued its previously implemented plan to acquire profitable companies that were in established industries with a history of growth. Since mid-1999, Hartcourt has been focusing on assembling a collection of companies and services that will provide citizens of China with next generation communication services, including China-focused Internet access and financial portals, online share trading services, data broadcasting, and financial services. Hartcourt's current operations are now primarily focused on its investment in StreamingAsia and its subsidiaries and affiliates. Each of the companies that constitute Sinobull Financial Group and StreamingAsia were independent companies prior to their affiliation with Hartcourt and were brought into the fold via share acquisitions by Hartcourt to fulfill specific niches within Hartcourt's current expansion plans. The company signed underwriting agreements for the initial public offerings of shares of its two most developed

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           MARCH 31, 2001 (UNAUDITED)

investments, both of which are planned in the year 2001. Hartcourt plans to eventually build its current operations into stand-alone entities that will also be taken public on US and/or Asian Financial markets.

To stay focused and achieve its mission to become a leading Internet company in Asia and China, Hartcourt continued to build a network of Internet companies in partnership with young Chinese entrepreneurs as well as government owned entities. On December 28, 2000, Sinobull completed its acquisition of 51% ownership interest in Sinobull Network and 51% ownership in Sinobull Information, and on April 2, 2001, Hartcourt completed its acquisition of 100% ownership interest in Sinobull.

The operations of Hartcourt for the three months ended March 31, 2001, consisted of operations of FTL (58.53% ownership interest), StreamingAsia (50% equity investment interest), UAC Exchange (51% ownership interest) and its investment and advances to Sinobull for acquisitions in China and Hong Kong. Operations for the three months ended March 31, 2000 consisted of operations of FTL (58.53% ownership interest) and Hartcourt's 35% equity investment interest in UAC Exchange.

Net sales and cost of sales: The Company recorded net sales of $253,361 for the three months ended March 31, 2001, compared to $348,228 for the same period in 2000. Net sales in 2001 consisted of the sale of wireless pagers, rental of equipment, and the related Internet and telephone services as FTL switched their wireless network to a new and improved transmission platform in December 2000. Cost of sales amounted to $4,840 for the three months ended March 31, 2001 compared to $116,541 for the same period in 2000. Cost of sales for the three months ended March 31, 2001 included the cost of sales of a very small number of wireless pagers in circulation during the first three months of 2001 since FTL switched its wireless network to a new transmission platform.

Selling, general and administrative expenses were $1,245,240 for the three months ended March 31, 2001 compared to $1,804,237 for the same period in 2000. The decrease resulted primarily because of increased consulting and legal costs associated with the restructuring of Hartcourt's business in China during the first three months of 2000, and expenses incurred in brokerage fees in connection with the issuance of warrants raising working capital.

Other expenses: Total other expenses net of other income, were $203,772 for the three months ended March 31, 2001 compared to $62,662 for the same period in 2000. The increase in other expenses resulted primarily due to the increase in loss of Hartcourt's equity investment in StreamingAsia.

Liquidity and Capital Resources:

Hartcourt's principal capital requirements during the year 2001 are to fund the acquisitions of growth oriented Internet related operating companies in China and Asia. During the three months ended March 31, 2001, Hartcourt has raised necessary funds to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           MARCH 31, 2001 (UNAUDITED)

As shown in the accompanying financial statements, Hartcourt incurred net loss of $1,225,831 for the three months ended March 31, 2001 as compared to a net loss of $1,671,138 for the same period in 2000. Additionally, Hartcourt's current liabilities exceeded its current assets by $2,629,171 at March 31, 2001. These factors, as well as negative cash flows from operations, Hartcourt's inability to meet debt obligations and the need to raise additional funds to accomplish its objectives, create a substantial doubt about Hartcourt's ability to continue as a going concern.

Hartcourt has taken certain restructuring steps, which in the management's opinion will provide the necessary capital to continue its operations. These steps included: 1) the settlement of certain matters of litigation and disputes;
2) signed an Investment Agreement with Swartz Private Equity, LLC, which agreed to purchase from time to time, up to $35,000,000 of Hartcourt shares of common stock. The Investment Agreement with Swartz is still subject to the approval of the SEC; 3) raised $8,374,692 in cash through the issuance of its common shares since the beginning of the year 2000 through March 31, 2001; 4) common stock subscriptions receivable of $11,687,179 as March 31, 2001.

Operating activities. During the three months ended March 31, 2001, net cash used by operating activities increased to $762,201 during the three months ended March 31, 2001 compared to $288,626 during the same period in 2000. This increase is primarily due to the increase in accounts receivable, prepaid expenses and deferred revenue.

Investing activities. Net cash used in investing activities during the three months ended March 31, 2001, was $204,749 compared to $50,747 for the same period in 2000. Cash used was primarily due to advances to Sinobull for investment purposes.

Financing activities. Net cash provided by financing activities during the three months ended March 31, 2001 was $718,759 compared to $1,374,970 during the same period in 2000. Net cash was provided due to proceeds from sale of common stock amounting to $504,916, advances from related parties of $223,854 and payments on note payable of $10,011.

As a result of the above activities, the company experienced a net decrease in cash of $248,191 for the three months ended March 31, 2001. The ability of Hartcourt to continue as a going concern is still dependent on its success in obtaining additional financing and fulfilling its plan of restructuring as outlined above.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2001 (UNAUDITED)


Part II

Item 1.    LEGAL PROCEEDINGS

The Hartcourt Companies, Inc. v. Estrellita D. Gonzales, Los Angeles Superior Court Case No. BC 222 853:

Hartcourt has obtained a judgment in the principal amount of $28,112 arising from the defendant's failure to pay according to the terms of a promissory note. Hartcourt is pursuing collection of this amount.

Harvey Productions, Inc. ("Harvey") v. Alan Phan, et al., Los Angeles Superior Court Case No. SC 060 296:

Hartcourt and Alan Phan have been named as defendants along with two other corporate entities and their presidents. This case was filed on January 28, 2000. Harvey claims that Hartcourt wrongfully cancelled a share certificate to Harvey for 50,000 shares and further claims that Hartcourt committed breach of contract and fraud. No contract exists between the parties and no representations were made among the parties. The case is ongoing and Hartcourt plans to vigorously contest this case.

Apollo Financial Network, LLC ("Apollo") v. The Hartcourt Companies, Inc., Los Angeles Superior Court Case No. BC 245398:

On February 21, 2001, Apollo filed an action for breach of contract arising out of a consulting agreement that was cancelled in January 1999. Hartcourt plans to vigorously contest this case. On March 27, 2001, Hartcourt filed a cross-complaint seeking $25,000 for unpaid rent and expenses from January 1999 through June 1999. The case is ongoing.

ComericaBank of California v. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of another entity's ("Pego") alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce the settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgement of approximately $800,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt.

Charles Hogue v. The Hartcourt Companies, Inc., Circuit Court of the Ninth Judicial Circuit, Orange County, Florida Case No. CIO 00-2190:

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2001 (UNAUDITED)

Charles Hogue filed a complaint on or about March 22, 2000, to claim a finder's fee for introducing Hartcourt to a potential acquisition target. Hartcourt sent the payment to Mr. Hogue via check in the amount of $40,500 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of Hartcourt with the amount of shares in dispute. Hartcourt's counsel in Florida failed to timely file an Answer to the complaint, and default judgment in the amount of $2,901,752 was entered on January 31, 2001. Hartcourt brought a motion to set aside the default, which was denied. Hartcourt plans to vigorously appeal the ruling. On or about March 2, 2001, a Notice of Appeal was filed. Hartcourt has retained new appellate counsel to aggressively contest the appeal.

Kevin Quinn, Go Irish, Ltd vs. The Hartcourt Companies, Inc., Los Angeles Superior Court Case No. 232720:

On March 28, 2001, Hartcourt obtained a default judgment in the amount of $154,312 against Kevin Quinn and Go Irish, Ltd. Hartcourt is pursuing collection of this amount.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2001 (UNAUDITED)



Item 2.  CHANGES IN SECURITIES

Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits
           o   27 - Financial Data Schedule

       b) Reports on Form 8-K
           o On February 9, 2001, appointment of Weinberg & Company, P.A. as Hartcourt's independent Certified Public Accountants, Film No. 1529253. Incorporated herein by reference.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2001 (UNAUDITED)


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.


                                          The Hartcourt Companies, Inc.

Date:  May 11, 2001                        By: /s/  Dr. Alan V. Phan
                                               ----------------------
                                                    Dr. Alan V. Phan
                                                    Chairman