Form 10QSB
period 2001-06-30
HARTCOURT COMPANIES INC
filed 2001-08-17
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001


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

As of June 30, 2001, The Hartcourt Companies, Inc. had 72,493,766 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                                            Yes [  ]                 No [ X ]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                  June 30, 2001
                                                                         Page
                                                                         ----
PAET 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2001
         (Unaudited) and December 31, 2000                                F-3

         Consolidated Statements of Operations for the
         Three Months and Six Months ended June 30, 2001
         and 2000 (Unaudited)                                             F-5

         Consolidated Statements of Shareholders' Equity
         for the Six Months ended June 30, 2001 (Unaudited)               F-6

         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2001 and 2000 (Unaudited)                  F-7

         Notes to the Consolidated Financial Statements                   F-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             F-28


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               F-31

Item 2.  Changes in Securities                                           F-32

Item 3.  Defaults upon Senior Securities                                 F-32

Item 4.  Submission of Matters to Vote of Security Holders               F-32

Item 5.  Other Information                                               F-32

Item 6.  Exhibits and Reports on Form 8-K                                F-32

Signatures                                                               F-33

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Part I
Item 1
                                         June 30, 2001         December 31,
                                          (Unaudited)              2000
                                     ------------------     ------------------
ASSETS

Current assets:
   Cash and cash equivalents        $           727,073    $           402,993
   Accounts receivable, net                   1,746,655                146,891
   Inventory                                    168,416                 66,331
   Note receivable                                    -                 70,000
   Prepaid expenses and other                 1,364,998                 56,378
   Due from related parties                   1,156,827                176,697
                                     ------------------     ------------------

Total current assets                          5,163,969                919,290
                                     ------------------     ------------------

Property and equipment, net                   3,292,881                736,259

Investments, net                                617,760              1,258,050

Other Assets
   Advances pursuant to mergers                       -              3,019,884
   Goodwill, net                              6,636,223              2,856,786
   Computer software costs, net               2,254,150                970,172
                                     ------------------     ------------------

Total other assets                            8,890,373              6,846,842
                                     ------------------     ------------------
Total assets                        $        17,964,983    $         9,760,441
                                     ==================     ==================
















          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                         June 30, 2001         December 31,
                                          (Unaudited)              2000
                                      ------------------    ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                        $      558,176    $                 -
   Accounts payable                           3,373,470                723,647
   Deferred revenue                             547,070                112,456
   Notes payable, current portion             1,666,637                 33,788
   Accrued expenses and other
    current liabilities                         225,030                130,632
   Payables to related parties                  424,001              2,146,454
                                         --------------     ------------------
Total current liabilities                     6,794,384              3,146,977

Notes payable, net of current portion         2,217,063                609,867
                                         --------------     ------------------
Total liabilities                             9,011,447              3,756,844
                                         --------------     ------------------
Contingencies

Minority interest                             2,675,751                757,475

Shareholders' Equity
 Preferred stock:
 Original preferred stock, $0.01 par value
  1,000 authorized, issued and outstanding           10                     10
 Common stock, $0.001 par value,
  100,000,000 shares authorized;
  70,493,766 shares and 62,176,044 shares
  issued and outstanding at June 30, 2001
  and December 31, 2000                          70,494                 62,176
Common stock to be issued 4,000,000 shares
  at June 30, 2001 and December 31, 2000          4,000                  4,000
Stock subscriptions receivable              (11,627,178)           (12,192,094)
Treasury stock, at cost, 3,557,832 shares
  at June 30, 2001 and December 31, 2000     (3,037,634)            (1,918,634)
Additional paid-in capital                   66,247,144             62,464,649
Accumulated deficit                         (45,379,051)           (43,173,985)
                                         --------------     ------------------
Total shareholders' equity                    6,277,785              5,246,122
                                         --------------     ------------------
Total liabilities and shareholders'
   equity                                $   17,964,983    $         9,760,441
                                         ==============    ===================



          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          Three Months Ended             Six Months Ended
                                                 June 30,                      June 30,
                                     -----------------------------  ------------------------------
                                          2001             2000            2001          2000
                                     --------------  -------------  -------------   --------------
Net sales                            $   1,877,865   $     342,213  $   2,131,226   $      690,441

Cost of sales                            1,294,404         115,531      1,299,244          232,072
                                      ------------    ------------  -------------   --------------
Gross profit                               583,461         226,682        831,982          458,369
                                      ------------    ------------  -------------   --------------
Operating expenses:
   Selling, general and administrative   1,926,549       1,091,997      3,113,657        2,896,234
   Depreciation and amortization           268,722         102,258        459,987          207,486
                                      ------------    ------------  -------------   --------------
Total operating expenses                 2,195,271       1,194,255      3,573,644        3,103,720
                                      ------------    ------------  -------------   --------------
Loss from continuing operations         (1,611,810)       (967,573)    (2,741,662)      (2,645,351)

Other income (expense):
   Equity in loss of affiliate                   -           8,734       (183,536)         (32,918)
   Interest expense                        (38,145)        (43,705)       (78,656)         (81,954)
   Interest income                          22,100          13,724         28,079           21,955
   Other                                   367,205           5,480        381,501           14,488
                                      ------------    ------------  -------------   --------------
Total other income (expense)               351,160         (15,767)       147,388          (78,429)
                                      ------------    ------------  -------------   --------------
Loss from continuing operations
  before minority interest              (1,260,650)       (983,340)    (2,594,274)      (2,723,780)

Less:  loss in subsidiary attributed
  to minority interest                     281,415         102,968        389,208          172,270
                                      ------------    ------------  -------------   --------------
Loss before income taxes                  (979,235)       (880,372)    (2,205,066)      (2,551,510)
Income taxes                                     -               -              -                -
                                      ------------    ------------  -------------   --------------
Net loss                             $    (979,235)  $    (880,372) $  (2,205,066)  $   (2,551,510)
                                      ------------    ------------  -------------   --------------
Basic and fully diluted loss per
  common share                       $       (0.01)  $       (0.02) $       (0.03)  $        (0.05)
                                      ------------    ------------  -------------   --------------
Weighted average number of shares
   outstanding
  - Basic and fully diluted             67,214,678      55,880,162     65,163,663       54,268,534
                                      ============    ============  =============   ==============


          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                         Common
                                            Common Stock  Preferred Stock Additional     Stock
                                          --------------- ---------------  Paid-In     Subscriptions
              Description                 Shares   Amount  Shares  Amount   Capital      Receivable
------------------------------------- ----------  -------  ------  ------  -----------   ------------
Balance - December 31, 2000           66,176,044  $66,176   1,000  $   10  $62,464,649   $(12,192,094)

Shares issued for consulting services     86,054       86       -       -      152,087              -
Stock subscriptions received                            -       -       -            -        564,916
Shares issued to investors             1,966,092    1,966       -       -       (1,966)             -
Shares issued in connection with
  acquisitions                         5,561,860    5,562       -       -    3,438,438              -
Shares issued to directors in lieu
  of compensation and for services       303,716      304       -       -      194,336              -
Shares issued in connection with
  cashless exercise of warrants in
  settlement of litigation               400,000      400       -       -         (400)             -
Net loss                                       -        -       -       -            -              -
                                      ----------  -------  ------  ------  -----------   ------------
Balance - June 30, 2001               74,493,766  $74,494   1,000  $   10  $66,247,144   $(11,627,178)
                                      ==========  =======  ======  ======  ===========   ============

                                          Treasury Stock                            Total
                                      ----------------------    Accumulated      Shareholders'
              Description              Shares       Amount        Deficit           Equity
------------------------------------- ---------  -----------   -------------    -------------
Balance - December 31, 2000           3,557,832  $(1,918,634)  $ (43,173,985)   $   5,246,122

Shares issued for consulting services         -            -               -          152,173
Stock subscriptions received                  -            -               -          564,916
Shares issued to investors                    -            -               -                -
Shares issued in connection with
  acquisitions                        1,805,802   (1,119,000)              -        2,325,000
Shares issued to directors in lieu
  of compensation and for services            -            -               -          194,640
Shares issued in connection with
  cashless exercise of warrants in
  settlement of litigation                    -            -               -
Net loss                                      -            -      (2,205,066)      (2,205,066)
                                      ---------  -----------   -------------    -------------
Balance - June 30, 2001               5,363,634  $(3,037,634)  $ (45,379,051)   $   6,277,785
                                      =========  ===========   =============    =============



          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Six Months Ended June 30,
                                                    --------------------------
                                                          2001          2000
                                                    ------------    ------------

Cash flows from operating activities:
   Net loss                                          $(2,205,066)   $(2,551,510)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                       459,987        207,486
     Gain on debt extinguishment                         355,777              -
     Minority interest in loss of subsidiaries          (389,208)      (172,270)
     Equity in loss of affiliate                         183,536         32,918
     Shares issued in lieu of compensation and services  346,813      1,024,695
     Changes in operating assets and liabilities:
       (Increase) decrease in:
       Accounts receivable                              (337,722)       (21,048)
       Inventory                                          (3,463)       (10,052)
       Prepaid expenses and other                        (80,100)        50,090
       Cash Overdraft                                    344,401              -
       Accounts payable                                   56,523        304,640
       Accrued expenses and other current liabilities     94,398        316,091
       Net changes in due from related parties                 -        (64,984)
       Deferred revenue                                   29,602         10,072
                                                      ----------    -----------
Net cash provided by (used in) operating activities   (1,144,522)      (873,872)
                                                      ----------    -----------
Cash flows from investing activities:
   Advance towards investments                                 -     (2,426,440)
   Purchase of property and equipment                     (3,465)       (70,982)
   Cash acquired in acquisitions                         690,202              -
                                                      ----------    -----------
Net cash used in investing activities                    686,737     (2,497,422)
                                                      ----------    -----------
Cash flows from financing activities:
   Proceeds on sale of common stock                            -      3,273,000
   Proceeds on exercise of options and warrants                -      1,301,870
   Proceeds on stock subscriptions                       564,916              -
   Proceeds on loans and lines of credit                  (5,098)        88,853
   Proceeds from (payments to) related parties           629,424       (449,808)
   Payments on note payable                             (407,377)      (594,882)
   Payments on loans from shareholders                         -         (9,393)
                                                      ----------    -----------
Net cash provided by financing activities                781,865      3,609,640

Net increase (decrease) in cash                          324,080        238,346

Cash and cash equivalents, beginning of period           402,993        331,057
                                                      ----------    -----------
Cash and cash equivalents, end of period              $  727,073    $   569,403
                                                      ==========    ===========

          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

Item 1

Note 1:  Organization and Nature of Operations:

The Hartcourt Companies, Inc. (herein referred to as "Hartcourt" or "Company") is a holding and development enterprise that is building a broad network of Internet, media, and telecommunication companies in Greater China. In partnership with leading Chinese entrepreneurs and government-sponsored entities, Hartcourt is developing and investing in emerging technologies while building an integrated commercial framework for its subsidiaries and their partners. Hartcourt's operative business strategy is designed to establish market leading position and facilitate a series of venture divestitures via IPO or public mergers in its four main business divisions to fully realize the value of these assets for its investors. The four business divisions are The Sinobull Financial Group, Media Services Group, Broadband/Telecommunications Group and The E-learning Group.

Hartcourt, through a combination of expertly managed internal expansion and accretive strategic acquisitions, is executing plans to provide a sustainable, growing, diversified and profitable revenue base throughout its operations. The company is aggressively identifying and pursuing the best business opportunities available. Through a continued refinement of operational efficiencies, and increasing revenue margins, the Company is providing a clear path to profitability for its current and future businesses.

Hartcourt is developing extensive business operations throughout Greater China to position itself to take full advantage of the substantial opportunities presented by the emergence of the worlds largest consumer and business markets, and China's upcoming entry into the WTO. Hartcourt's ability to obtain government approved licenses and its wide array of well established business relationships is greatly facilitating these goals and making Hartcourt an attractive entry point for many corporations seeking access to these markets. Current government customers and partnerships of its subsidiaries and business investments include: China Bank of Communications, China Central TV, Beijing TV, Guangdong TV, Phoenix TV, Shenzhen Radio, Zhejiang CableTV, Innostar Hi Tech Enterprises, Northern Jiaotong University, China Securities (Huaxia), Guosen Securities, Xiangcai Securities, Anshan Securities, Huaan Securities, Peoples Daily, and China Telecom; for the Hong Kong Government: Stock Exchange of Hong Kong (SEHK), Hong Kong Exchanges and Clearing Limited (HKEx), Securities and Futures Commission, and Department of Printing. Other business partners include; Yahoo!, Equis/Reuters, Legend, IBM, Sifft/Nokia, YesMobile, Comstock/Standard and Poor's, and the University of California/Fullerton.

The Sinobull Financial Group: This group consists of Financial Telecom Limited, Sinobull Information Company Limited (formerly Shanghai Guo Mao Science &
Technology Co. Ltd.),  Sinobull  Network  Technology  Company Limited  (formally

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

Beijing Shangdi Net Technologies Center Company, Ltd.), and UAC Stock Online Company Limited, and Hartcourt's investments in Shanghai Wind Information Company Limited. The Sinobull Group is a leading financial content provider, develops technologically advanced financial services platforms, and operates a financial Internet portal. Sinobull provides mainland brokerages and financial institutions the hardware, software and Internet platforms to enable their customers' access to a comprehensive suite of quality financial news, real-time market data, financial analysis and professional market commentary. Sinobull.com its financial services and information portal is one of China's most popular portals. The company's E-Finance platform is an integration of the most advanced Internet, telecommunication and wireless access systems available on the market today. The service platform and collateral content is offered via subscription to leading securities brokerages, investment firms, banks, and media companies throughout Greater China.

Broadband/Telecommunications Group: This group is centered around its subsidiary Elephant Talk Limited and a future venture with Innostar Hi-Tech Enterprises of China. The group is focused on the development and delivery of comprehensive telecommunication services, broadband content, broadband enabling technology and the management of services on broadband infrastructure. In addition, these broadband efforts are being designed to provide expanded revenue sources for Hartcourt's existing subsidiary's products and services. Hartcourt is continuing Its efforts to identify and actuate strategic investments in the development of web hosting and data warehouse solutions; providing secure Internet services for China businesses in e-commerce, IP telephony, Internet exchange centers, high speed wireless platforms, and ISP/content services.

Media Services Group: The operating companies in this group include StreamingAsia Limited, Logicspace Limited and Syndicate Asia Limited with an investment in Beijing Total System Solutions Ltd. (TSS). The group provides comprehensive real-time audio and video delivery (Streaming Media) solutions along with Internet consulting and web application development for businesses, professionals, organizations, web sites and content publishers. The Streaming Media Group's network infrastructure enables the streaming of superior-quality multimedia advertising, live event broadcasting and on-demand audio and video content over the Internet to target audiences throughout Asia and globally.

E-learning Group: This group was formed in a partnership agreement in cooperation with Northern Jiaotong University and California State University Fullerton to jointly develop education projects and introduce American career training courses and post-graduate business programs in China. The project will offer prestigious American education programs in China, utilizing one of the first online education licenses awarded by China's Ministry of Education. The project

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

is offering both certificate and degree programs with courses designed for relevance in today's business world. Coursework will initially be offered in the classroom and later expanded online. Hartcourt plans to extend its program to other potential partners and institutions in the future.

History of the Company:

Stardust, Inc.- Production-recording-Promotion ("Stardust"), a corporation organized under the laws of the State of Utah in September 1983, acquired all of the outstanding shares of Hartcourt Investments, a Nevada corporation, for 6,110,337 shares of Stardust common stock (after taking into account a reverse stock split and stock dividend) pursuant to an Agreement and Plan of Reorganization dated November 5, 1994. At the time of this acquisition, Stardust was a "shell" entity with no assets, business or operations. Subsequent to the acquisition of Hartcourt Investments, Stardust changed its name to The Hartcourt Companies, Inc.

On February 1, 1999, pursuant to a Share Purchase Agreement, Hartcourt acquired one (1) share of common stock of Enova Holdings Inc. ("Enova"), a Nevada corporation representing 100% of the total issued and outstanding capital stock of Enova, making Enova a wholly-owned subsidiary. Effective March 1, 1999, Hartcourt and Enova executed an Exchange Agreement (the "Enova Agreement") whereby Hartcourt exchanged all of its ownership in two wholly-owned subsidiaries, Pego Systems, Inc. ("Pego") and Electronics Components and Systems, Inc. ("ECS"), for 5,213,594 additional shares of common stock of Enova. On March 24, 1999, Hartcourt entered into a Distribution Agreement pursuant to which Hartcourt agreed to distribute to all the shareholders of record on March 31, 1999, the 5,213,595 shares of common stock of Enova and to file, within a reasonable period of time following such distribution, a Registration Statement on Form 10-SB to cause the distributed shares of Enova to be registered under the Securities Exchange Act of 1934. Enova's Registration Statement on Form 10-SB was filed under the Securities Exchange Act of 1934 on January 24, 2000. As a result of the Share Purchase Agreement, the Enova Agreement and the Distribution Agreement, each shareholder of record of Hartcourt on March 31, 1999 received one (1) share of Enova for every four (4) shares owned of Hartcourt. Following the distribution of the Enova shares, both Hartcourt and Enova continued to operate as separate companies.

OPERATIONS BY BUSINESS DIVISIONS

THE SINOBULL GROUP:

The Sinobull Group ("Group") was formed in November 1999 with the intention to consolidate various related businesses acquired or expected to be acquired by Hartcourt or Sinobull.com Inc. ("Sinobull"). For the purposes of presenting these businesses under a unified structure and strong brand name, a

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

restructuring of the Group resulted in consolidating these businesses under Sinobull, the holding company of the Group incorporated in British Virgin Islands. On April 2, 2001, Sinobull's one share issued and outstanding held by Mr. Tang Wing On was formally transferred to Hartcourt, and, therefore, Sinobull became a wholly-owned subsidiary of Hartcourt effective April 2, 2001. Hartcourt, Sinobull and Mr. Tang have confirmed that Hartcourt had advanced funds to Sinobull for various acquisitions made by Sinobull since its formation. Hartcourt plans to develop this investment to a leading position in financial content, content delivery, financial services, and technology development.

Financial Telecom Limited (FTL): FTL was established in 1983 as a financial data bank providing real-time stock quotes and financial information of Hong Kong listed companies as well as information on other international stock exchanges in the U.S. and Europe to institutional and retail investors. FTL is also acting as the marketing agent for Standard & Poor's Comstock, a division of McGraw Hill, in Hong Kong. FTL was the first company in Hong Kong to transmit real-time financial services via a network of wireless system for dissemination of data. This was considered as a major breakthrough in the information and communication industry in Hong Kong. Investors were no longer restricted to fixed line terminals and could use a wireless network, such as financial pager, to access real-time financial information. At present, FTL maintains a financial portal featuring stock trading, real-time quotes and company data banks for investors in China and Hong Kong. These investors include major investment houses, banks, securities firms and mutual fund houses.

On August 17, 1999, Hartcourt entered into a stock purchase agreement with Financial Telecom Limited ("FTL"), a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$25,563,842 or US$3,277,412, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999. Hartcourt made total cash payments of $1,638,706 and issued 1,754,552 shares of its common stock to FTL. The 3,509,104 shares of common stock issued to FTL are reflected as treasury shares in the accompanying financial statements since FTL became a subsidiary of Hartcourt.

On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture named Fintel Wireless Internet Limited (FWL) for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. FTL agreed to invest cash by phases, to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange for a total of 51% ownership interest in the joint venture. After the completion of due diligence, the parties signed the formal joint venture agreement on April 28, 2000 and FWL became a subsidiary of FTL. Although NiceVoice has contributed certain assets in the FWL, due to the method of funding these assets NiceVoice does not presently

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

have legal ownership title to such assets until the final dollar payment has been made on these assets. The accompanying financial statements as of June 30, 2001 reflect FTL's investment of 51% ownership interest in FWL. As of August 10, 2001, FTL had advanced approximately HK$2,572,295 (US$329,781) towards its investment in FWL.

Sinobull Network Technology Company Limited (Sinobull Network): Formally known as Beijing Shangdi Net Technologies Center Company, Ltd. ("Shangdi") is principally engaged in the business of data broadcasting in China. Its main activities include research, development and sale of data broadcasting hardware and software. Shandgi is a major shareholder of Hua Xia Info, the financial data provider of Hua Xia Securities, the second largest stock brokerage firm in China. Hua Xia Info has its own financial reporters for its data broadcasting network via cable TV and magazine. Through this relationship, Sinobull will operate accounts through Hua Xia Securities Brokerages nationwide. Shangdi has recently completed a software program for cable set top boxes, which enable users to trade stock online from their home television sets. Shangdi is also a major shareholder of Orient Research, a well respected stock research and analysis firm in Shanghai.

On December 18, 1999, Sinobull signed a Term Sheet Agreement with Shangdi to form a new corporation in Beijing. Sinobull shall have 40% interest and Shangdi shall have 60% interest in the new corporation. On April 12, 2000, Sinobull signed a Term Sheet Agreement with Shangdi revising the terms of the Term Sheet Agreement signed on December 18, 1999. The terms of the revised agreement stated Sinobull and Tiandi Hulian Technologies Limited ("Tiandi"), an investment holding company incorporated in the British Virgin Islands, holding the interest of the shareholders of Shangdi, will acquire through its wholly-owned subsidiary Sinobull Network Technology Company Limited (Sinobull Network"), a company registered in Beijing, all of the operating assets and business of Shangdi. To finance this acquisition, Tiandi will issue new shares to Sinobull equal to 40% of the expanded capital of Tiandi. The terms of the revised agreement required Sinobull to pay Shangdi US$670,000 being the consideration of all tangible and intangible assets in relation to Shangdi's computer network information services excluding cash and debts; invest US$1,000,000 in Sinobull Network for its working capital needs; issue 140,000 restricted common shares of Hartcourt to Shangdi and 60,000 restricted common shares of Hartcourt to Sinobull Network for its working capital needs. In exchange, Shangdi agreed to transfer without any pledge and debt, all tangible and intangible assets in relation to computer network information services to Sinobull Network, and transfer to Hartcourt 40% of the ownership interest in Tiandi. On December 28, 2000, Sinobull, Tiandi, Shangdi and Li Chun Ying (representative of the owners of Shangdi) signed a Share Subscription and Sale and Purchase Agreement whereby, Sinobull will own 51% of Tiandi and Li Chun Ying will own 49% of Tiandi after payment of consideration to Shangdi for purchase of all tangible and intangible assets. As of June 30, 2001, Sinobull through an advance from Hartcourt, has paid

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

$1,000,000 in cash towards the purchase of Shangdi of which $670,000 was distributed to the owners of Shangdi and the remaining $330,000 was deemed as capital contribution in Sinobull Network.

Shanghai Sinobull Information Company Limited (Sinobull Information): formally known as Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao") is a major real-time financial data provider in Shanghai, using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities data that compliments the financial information database of Hua Xia Info and the financial data delivery systems of FTL. Association with Guo Mao gives Sinobull a distinct edge over any competitive financial portals in China.

On December 1, 1999, Sinobull signed a Term Sheet Agreement with Guo Mao whereby Guo Mao agreed to issue new shares for a total proceeds of $1,000,000 which will represent 50% of the expanded capital of Guo Mao. Sinobull agreed to subscribe for all the new shares issued by Guo Mao. On May 16, 2000, Sinobull and Hopeful Internet Technologies Limited ("Hopeful") entered into an agreement whereby Hopeful, an investment holding company incorporated in the British Virgin Islands, will acquire through its wholly-owned subsidiary Shanghai Sinobull Information Company Limited ("Sinobull Information"), all of the operating assets and business of Guo Mao. To finance this acquisition, Hopeful will issue new shares to Sinobull equal to 40% of the expanded capital of Hopeful for a total consideration of $1,000,000. The terms of payment by Sinobull for the purchase of new shares will be: $200,000 in cash upon signing of the agreement; $150,000 in cash within 30 days of signing of the agreement; $150,000 in cash within 60 days of signing of the agreement; and $500,000 within 30 days after signing of the agreement in shares of Hartcourt based on the average closing price in the last 7 trading days before payment, or in shares of Sinobull based upon the valuation to be agreed on by the parties. On December 28, 2000, Sinobull, Hopeful, Guo Mao and Lee Lu Ping (representative of the owners of Guo
Mao) signed a Share Subscription Agreement whereby, Sinobull will own 51% ownership in Hopeful and Lee Lu Ping will own 49% of ownership in Hopeful after payment of consideration to Guo Mao for purchase of all tangible and intangible assets. Sinobull has paid $500,000 in cash received from Hartcourt towards the purchase of new shares of Hopeful and issued 805,802 shares of its common stock valued at $500,000 to Sinobull Information in February 2001. The 805,802 common shares issued to Sinobull Information are reflected as treasury shares in the accompanying financial statements since Sinobull Information became a subsidiary of Hartcourt.

Ton Bo Software: specializes in custom-made software solutions for the securities market, especially in commodity and currency trading. On November 6, 2000, Sinobull Information and Ningbo Shiji TongBao Software Limited ("TongBao") agreed to form an alliance in creating software solutions for the securities industry. The parties agreed to a stock swap whereby TongBao agreed to issue an additional 150% of its existing share capital to Sinobull Information resulting in Sinobull Information becoming a 60% owner of TongBao. In exchange, Sinobull Information agreed to exchange RMB100,000 worth of its shares valued at the

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

share price at the time when Sinobull Information goes for public listing to the remaining 40% original shareholders of TongBao. Upon issuance of RMB100,000 worth of its shares, Tongbo will become a wholly-owned subsidiary of Sinobull Information. As of August 10, 2001, TongBao has honored its commitment by issuing 150% of its then existing share capital. The transaction is awaiting registration approval and is expecting to receive the approval from the Chinese authorities by September 15, 2001.

Beijing UAC Stock Trading Online Co. Ltd. (UAC Trading): UAC Trading operates one of the leading nationwide online securities trading network called UAC 162 Network, connecting investors with their stock brokerage offices via China Pac. China Pac is the nationwide packet switched network in China owned by China Telecom since 1991. In May 1999, UAC Trading was granted a license by the Chinese government and signed a contract with China Telecom to start building the network. However, in June 2000, the Chinese government allowed all online transactions to be conducted via Internet. It caused UAC Exchange to lose its competitiveness as the efficiencies of 162 Network is not compatible to the Internet. Therefore, UAC Exchange is converting its operations to Internet based operations.

On June 20, 1999, Hartcourt entered into an agreement with UAC Trading to form a joint venture company named Beijing UAC Stock Exchange Online Company Limited ("UAC Exchange"), a company registered in Beijing. Under the terms of the joint venture agreement and a series of subsequent agreements, Hartcourt and UAC Trading transferred all of their ownership interest in UAC Exchange to UAC Stock Online Company Limited ("UAC BVI"), a company incorporated in British Virgin Islands. Hartcourt agreed to own 51% of the UAC BVI and K. C. Tan agreed to own 49% of UAC BVI after all tangible and intangible assets had been transferred by UAC Trading into UAC Exchange. The accompanying financial statements reflect Hartcourt's investment in UAC BVI at 51% as of June 30, 2001. On July 16, 2001, Hartcourt and UAC Trading, by mutual consent, agreed to rescind the contractual joint venture agreement named UAC Exchange. As part of the rescission, Hartcourt agreed to accept a promissory note for the amount of its investment in UAC Exchange amounting to $2,858,286, bearing interest at six (6) per cent payable over a thirty-six months period. The parties mutually agreed to forego all other rights and benefits provided under the contractual joint venture as consideration for the rescission of the contract. On August 9, 2001, Edda Limited, a non-affiliated company incorporated in Hong Kong, expressed its interest to take over all existing tangible and intangible assets of UAC Trading for the amount of Hartcourt's original investment in UAC Trading, subject to ratification by the Board of Edda Limited. Hartcourt is currently negotiating the details on the assumption of the promissory note in the amount of $2,858,286 and expects to complete its due diligence and close the transaction by September 15, 2001.

Shanghai Wind Information Company, Limited ("WindInfo"): WindInfo is China's #1 financial research content provider, developing original content through its

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

nationwide network. WindInfo's flagship product is widely used by China's investment banking and securities brokerage firms. The Shanghai Municipal Government awarded WindInfo "The High-Tech Model Company" in 1999. WindInfo has over 1,000 registered corporate clients, including all major investment banks, securities brokerage firms, and media companies.

On September 18, 2000, Hartcourt and WindInfo signed a Term Sheet Agreement and agreed to form a Joint-Venture Company (JVC) to expand the financial data service business in China. WindInfo agreed to transfer its entire fixed assets excluding cash and marketable securities held at July 31, 2000 and the insurance advisory business and related assets, and is entitled an ownership interest of sixty-six point sixty seven percent (66.67%) in the JVC. Hartcourt agreed to invest $3.0 million that represented thirty three point thirty three percent (33.33%) ownership in the JVC. Upon successful completion of due diligence by Hartcourt, WindInfo will transfer all its assets except cash, marketable securities and insurance advisory business and related assets in the JVC. WindInfo will be responsible to obtain all relevant approvals from all governmental authorities and agencies required to facilitate the new share structure and expanded capitalization. WindInfo will be responsible to have the JVC listed in the public stock market within 15 months from the date of establishment of the JVC. It is mutually agreed that if WindInfo fails to list the JVC on or before such a time frame, Hartcourt shall have the management right for listing of the company in the public market.

The investment from Hartcourt to WindInfo was agreed to be paid as follows: a) upon completion of the Agreement of JVC by both parties within 15 days from the date of the Term Sheet Agreement signed, Hartcourt shall arrange a payment to from Guo Mao as a loan to WindInfo in the amount of $500,000; b) pay $1,500,000 in the temporary JVC account within 15 days of the establishment of the temporary JVC bank account; c) pay $1,500,000 into the JVC no later than three months from the date of establishment of the JVC. Upon receipt of all committed capital from Hartcourt, WindInfo agreed to immediately pay back the $500,000 loan to Guo Mao. Hartcourt has completed its due diligence review on the operations of WindInfo. On September 18, 2000, Sinobull advanced $500,000 to Guo Mao who loaned the same amount to WindInfo on behalf of Hartcourt. Pursuant to the addendum to the Term Sheet Agreement, on January 10, 2001, Hartcourt and WindInfo signed a direct investment agreement whereby Hartcourt agreed to convert the loan from Guo Mao of $500,000 to a 5% equity ownership in the JVC to be formed. The accompanying financial statements as of June 30, 2001, reflect Hartcourt's advance of $500,000 for 5% ownership interest in the JVC. The JVC has not been formed as of August 10, 2001. In addition, both the parties mutually agreed to extend by twelve months all defined effective dates per the Term Sheet Agreement of September 18, 2000.

Equis International Inc.(R), a wholly owned subsidiary of Reuters Limited(R) signed on June 1, 2001, an International Distribution Agreement with Hartcourt

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

including Sinobull Group in Shanghai, Beijing and Hong Kong, a non-exclusive distributor of licensed products within the People's Republic of China (PRC) except in Hong Kong and Taiwan, and grants to Hartcourt a non-exclusive right and license to market, promote and distribute the licensed products in the PRC to sub-distributors, resellers and end users to localize Equis' award-winning family of MetaStock(R) products and market them to over 10 million investors in the Greater China area. The initial term of the agreement is for three years. Under the terms of the agreement Equis International also granted Sinobull Group conditional territory exclusivity for a period of twelve months for the Chinese versions of MetaStock products within the Greater China market. Hartcourt's remuneration for the sale of licensed products will be the difference between the selling price to its customers and Hartcourt's discounted purchase price as agreed between Hartcourt and Equis. Hartcourt is currently strategizing various alternatives to market Equis's products and services in China. Hartcourt and its affiliates have not sold any of the Equis's licensed products since the date of this agreement.

YesMobile Inc. incorporated in Hong Kong, is currently a leading Chinese WAP portal with open-standard and multi-platform compatibility in Asia. Sinobull.com HK Ltd. has signed a revenue sharing agreement with YesMobile whereby, Sinobull agreed to provide financial contents to YesMobile in China. The data will include real time stock quotes, commodities and currencies contracts, economic news, commentaries and research reports. Pursuant to the terms of the agreement, Sinobull will share 70% and YesMobile will share 30% of the revenue received from the users of the Wireless Application Protocol (WAP) portal and the Short Message Service (SMS) of YesMobile. Users will access these contents via their mobile phones, as well as PDAs and other wireless devices. YesMobile is currently providing these services to 105 million users of China Mobile.

BROADBAND/TELECOM GROUP:

The broadband/telecom group is centered around its subsidiary Elephant Talk Limited and a future venture with Beijing Innostar Hi-Tech Enterprises of China. The group is focused on the development and delivery of comprehensive telecommunication services, broadband content, broadband enabling technology and the management of services on broadband infrastructure. In addition, these broadband efforts are being designed to provide expanded revenue sources for Hartcourt's existing subsidiary's products and services. Hartcourt is continuing its efforts to identify and actuate strategic investments in the development of web hosting and data warehouse solutions; providing secure internet services for China businesses in e-commerce, IP telephony, internet exchange centers, high speed wireless platforms, and ISP/Content services.

Elephant Talk Limited ("ET"): Elephant Talk is a brand-name provider of long-distance telecom services in China and Hong Kong commenced its operation in March 1995. ET is licensed with US FCC 214, HK ETS and HK ISR with facilities in

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

Hong Kong and the United States. Having had carrier interconnection, special termination arrangements and existing circuits between US and Hong Kong, ET aims to provide the best price and first-mover advantages to customers. By integrating the most advanced and sophisticated telecommunication technologies from USA, ET brings to Hong Kong a wide variety of and a more complete international telecommunication services.

On May 16, 2001, Hartcourt and ET executed a Sale and Purchase Agreement whereby Hartcourt acquired 51% of the ownership interest in ET for a total consideration of $4,194,000. The terms of the agreement required ET to increase its authorized capital from 25,000,000 shares to 30,000,000 shares. Hartcourt subscribed the block of 5,000,000 new shares for a total consideration of $1,500,000, issued 1,000,000 Hartcourt shares under Rule 144 or Regulation S of the SEC regulation, valued at 61.9 cents per share and executed a promissory note payable to ET in the amount of $1,250,000 due on February 16, 2002. In addition, Hartcourt subscribed another block of 10,300,000 ET shares from private owners for a consideration of $2,325,000 and issued 3,756,058 Hartcourt shares under Rule 144 for a combined total of 51% ownership interest. The 1,000,000 shares of common stock issued to ET are reflected as treasury shares in the accompanying financial statements at June 30, 2001 since the results of operations of ET were consolidated with Hartcourt from May 16, 2001.

Beijing Innostar Hi-Tech Enterprises, Ltd. ("Innostar") -. Innostar provides wireless ISP network and IP phone service in Beijing in cooperation with Chinese telecom companies. It provides high-speed Internet connections to hotels, office buildings and apartment complexes using a Chinese satellite with bi-directional data transmission to these commercial users. The joint venture with Hartcourt and Innostar's license for nationwide ISP service will allow expansion to many other cities and individual users eventually reaching users throughout China.

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

Shenzhen Rayes Group Limited ("Shenzhen"): On April 27, 2000, Hartcourt signed a Stock Purchase Agreement Term Sheet with Shenzhen to form a new entity of which Hartcourt desired to purchase fifty-one percent (51%) of the outstanding shares of the capital stock and Shenzhen agreed to retain the remaining forty-nine percent (49%) of the outstanding shares. The purchase price was not to be less than $50,000,000 in cash and not exceeding $76,000,000 (including $50,000,000 in

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

cash together with marketable shares of up to $26,000,000 in value). The terms of the Agreement required: a) Hartcourt to deposit $10,000,000 in an escrow account no later than April 28, 2000 upon complete execution of the Agreement;
b) upon completion of all of its due diligence, including evaluation by Morgan Stanley and confirmation by legal counsel as to acceptable structure, Hartcourt shall deposit such additional funds as shall be determined as required in conformity with the value established by Morgan Stanley. On April 28, 2000, Hartcourt entered into an agreement with another third party who provided a bank guarantee for $10,000,000 on behalf of Hartcourt. The terms of the bank guarantee have subsequently expired and the parties mutually agreed to have no obligation to each other should each of the parties decide to terminate the Agreement. The parties agreed to further negotiate and extend the term of the Agreement and complete the transaction to each other's satisfaction by October 15, 2001. After extensive due diligence Hartcourt has determined that at this time the completion of this deal would not be advantageous to the company or its shareholders and the terms of the agreement, including the amounts involved, will have to be significantly modified. Hartcourt will maintain a "pending" status on this transaction in the event there are material changes in the current situation which would merit a re-opening of the due diligence process.

MEDIA SERVICES GROUP:

The Media Services Group consists of StreamingAsia Holdings Limited, which consists of the operations of StreamingAsia Limited, LogicSpace Limited and SyndicateAsia Limited and an investment in Beijing Total System Solutions Ltd. The Media Services Group provides a comprehensive real-time audio and video delivery (Streaming Media) solutions along with Internet consulting and web application development to businesses, professionals, organizations, web sites and content publishers. The Streaming Media Group's network infrastructure enables the streaming of superior-quality multimedia advertising, live event broadcasting and on-demand audio and video content over the Internet to target audiences throughout Asia and Globally.

StreamingAsia Holdings Limited ("StreamingAsia Group"): StreamingAsia Limited provides Internet-related software development service with an expertise in audio and video delivery or streaming solutions to a variety of business and industry, including major financial institutions. On April 14, 2000, Hartcourt announced that Sinobull signed a Subscription and Shareholders' Agreement ("Agreement") relating to StreamingAsia Limited, whereby Sinobull subscribed 1,200,000 newly issued and outstanding fully paid shares of StreamingAsia Limited for HK$7,000,000 (approximately US$897,500) on behalf of Hartcourt. Upon subscription of such shares, Sinobull acquired 50% ownership interest in StreamingAsia Limited and contributed $897,500 towards its purchase. Such funds were advanced by Hartcourt to Sinobull for StreamingAsia Limited acquisition. In addition, both Sinobull and Hartcourt agreed and confirmed that as part of the

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

financing arrangements Sinobull held the subscribed shares in StreamingAsia Limited on behalf of Hartcourt and those shares were transferred to Hartcourt on December 29, 2000. On December 30, 2000, as part of the reorganization of the StreamingAsia Holdings Limited, the beneficial ownership interest in StreamingAsia Limited was transferred to Asia Top Finance Limited ("Asia Top"), a company organized under the laws of British Virgin Islands. As a result of the above transfer, Hartcourt owned 50% of the Asia Top and the remaining 50% ownership was held by the selling shareholders of StreamingAsia Limited.

LogicSpace Limited: LogicSpace, a wholly-owned subsidiary of StreamingAsia Limited, is an Internet consulting and web application development company that provides a wide range of Internet services including web page design, system architecture and solution implementation. LogicSpace offers cost-effective and one-stop shop Internet solutions that enable companies to achieve smooth results in doing business on the Internet. Solutions include top-notch eBusiness & Internet consultation, B2B/B2C Portal Development & Implementation, Web-Based & Wireless application design and "know-how" implementation. The operating results of LogicSpace are consolidated with StreamingAsia Limited in the accompanying financial statements as of June 30, 2001.

SyndicateAsia  Limited:  SyndicateAsia,  is  pioneer  in  content  distribution, providing the marketplace for exchanging, managing and distributing content media across the Asian region. The revolutionary SyndicateAsia platform offers flexibility to providers and content buyers to transform formats (Web to WAP) and exchange content, including text, graphical, audio and video, across a wide range of sources in the Asia region. SyndicateAsia's mission is to serve as the bridge between the content providers and end users by providing the foremost syndication solution for delivery of multi-media content on cross devices and platforms, including the World Wide Web, wireless, and streaming media. In December 2000, the StreamingAsia Group issued 50% of the enlarged share capital of SyndicateAsia to Hartcourt. On December 30, 2000, as part of the reorganization of the StreamingAsia Group, the entire beneficial ownership in the share capital of SyndicateAsia was transferred to China Top Worldwide Limited ("China Top"), a company incorporated in the British Virgin Islands. As a result of the transfer Hartcourt owned 50% of the ownership interest in China Top.

On May 16, 2001 Hartcourt took control over the management and operations of Asia Top and China Top, and signed a Term Sheet Agreement to acquire an additional 35% ownership in Asia Top and China Top for HK$2,200,000. The agreement required for Hartcourt to place a down payment of HK$500,000 in an escrow account, pay HK$300,000 in thirty days and place seven post dated installment checks of HK$200,000 each, payable each month upon close of the escrow. Hartcourt placed the HK$500,000 in the escrow account and renegotiated the purchase price and payment terms pursuant to the Term Sheet Agreement. On August 9, 2001, Hartcourt closed the escrow and completed the acquisition for the additional 35% ownership interest in Asia Top and China Top for a total purchase consideration of HK$800,000. The accompanying financial statements reflect that the results of operations of China Top and Asia Top are consolidated with Hartcourt as of June 30, 2001.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

Beijing Total Solution System, Ltd. ("TSS"): On September 15, 2000, Hartcourt and TSS signed a Term Sheet Agreement to form a Joint Venture Company (JVC) called TSS Streaming, Ltd to develop broadband enabling technology for internet broadcasting market and develop world leading web-casting solution and global market. Hartcourt agreed to contribute $2.4 million for 60% ownership interest in the JVC and TSS agreed to contribute all of its tangible and intangible assets of its existing operations in China for its 40% ownership interest in the JVC. On December 1, 2000, Hartcourt and TSS signed a loan agreement and Hartcourt advanced $70,000 as a loan to support TSS's 2000 marketing plan, convertible into for the ownership of 5% shares of TSS. Upon contribution of the remaining $2,330,000, Hartcourt could acquire the additional 55% shares of the JVC. Hartcourt has converted its loan into an investment of 5% in TSS. Hartcourt has not exercised its right to subscribe for the additional 55% of the ownership interest in the JVC and such right has subsequently been lapsed. The accompanying financial statements reflect Hartcourt's investment of $70,000 in the JVC as of June 30, 2001. Hartcourt does not intend to acquire any additional ownership interest in TSS at this time.

E-LEARNING GROUP:

On June 18, 2001, Hartcourt executed a partnership agreement in cooperation with Northern Jiaotong University and California State University-Fullerton to jointly develop education projects and introduce American career training courses and post-graduate business programs in China. The project will offer prestigious American education programs in China, utilizing one of the first online education licenses awarded by China's Ministry of Education. The project is offering both certificate and degree programs with courses designed for relevance in today's business world. Coursework will initially be offered in the classroom and later expanded online. Hartcourt plans to extend its program to other potential partners and institutions in the future. Hartcourt has advanced $100,000 towards the working capital for its investment in this project as of June 30, 2001. The $100,000 was loaned to Hartcourt by Sino Harvest Limited, a company registered in Hong Kong. The accompanying financial statements as of June 30, 2001 reflect Hartcourt's investment of $100,000 in the education project and a corresponding payable to Sino Harvest for the same amount. The total financial commitments of Hartcourt and terms of payment on this project are being currently finalized as of August 10, 2001.

OTHER  VENTURES:

eMPACT Solutions, Inc. ("eMPACT") - eMPACT, an e-commerce systems management and consulting company, specializes in providing back-office infrastructure for Internet companies. The services include technology selection, system design and management, transaction performance monitoring, resource utilization tracking and security monitoring. On April 30, 2000, Harcourt executed a Subscription Agreement and Investment Representation and agreed to subscribe and purchase three hundred (300) shares of Class B Convertible Preferred Stock, par value

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

$0.001 per share of eMPACT for $300,000. Hartcourt had the option until May 30, 2000, to invest an additional $1,700,000 in eMPACT at the same per share price for additional Class B Preferred Stock. After May 30, 2000, the terms of any additional investment shall be subject to negotiation between the parties. As of August 10, 2001, Hartcourt paid a total consideration of $300,000 towards the purchase of three hundred (300) Class B Preferred Stock of eMPACT. Hartcourt has determined that at this time to increase its investment in eMPACT would not be advantageous to the company or its shareholders. Hartcourt will maintain a "pending" status on this transaction in the event there are material changes in the current situation.

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

Hartcourt has completed its due diligence review and both the parties have mutually agreed to revise the purchase price and execute the purchase agreement prior to October 15, 2001. As of August 10, 2001, Hartcourt has not entered into any formal purchase agreement with Koffman and has not made any contributions towards the purchase of Koffman. Hartcourt has determined that at this time to complete the transaction would not be advantageous to the company or its shareholders. Hartcourt will maintain a "pending" status on this transaction in the event there are material changes in the current situation.

China E-Laws: On April 8, 2000, Hartcourt entered into an agreement with DF Ltd., Loughborough Ltd., and Express Internet Investment Ltd. (collectively, "the Management") and a fourth investor to form a joint venture company for the commercial exploitation of the Publication Rights of the internet and production of the content of the website in respect of the laws of China. Per the terms of the agreement, both Hartcourt and the fourth investor's obligation are to invest $2,000,000 each, in the joint venture company for 25% ownership interest and share the responsibility in providing funding, finance and technological support. The obligation of Hartcourt and the fourth investor is to provide

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

funding as working capital for the joint venture company subject to the conditions precedent that the joint venture company shall have entered into an agreement with the relevant parties in China for the commercial exploitation of the Publication Rights on the Internet and the website. As of August 10, 2001, the joint venture company was still negotiating agreements with the relevant parties in China and has not been granted approval for the commercial exploitation of the Publication Rights on the Internet and the website. Therefore, as of August 10, 2001 Hartcourt has no payment obligations under this agreement.

Haike Caijin TV ("HCTV"): HCTV is a joint venture that calls for a multi-year effort to jointly develop and deploy a financial TV channel to be marketed to 80 million Chinese cable TV subscribers across all Chinese provinces and cities. The agreement calls for China Cable Networks to utilize its leading TV broadcasting expertise and integrated technologies and services for broadcasting cable channel signals to market the "CCN Financial TV Channel" with content developed by Shanghai Guo Mao Financial Corporation. The content would be transmitted via satellite and ground transceiver systems optimized for cable TV networks. The financial content will include real-time market data, market commentary, financial news and analysis, interviews, paid programming as well as advertisements.

On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman Computer Services Corporation Limited (Hopeman") to form a joint venture in Shanghai and jointly develop and market a 24-hour financial television program and/or provide financial data services to existing/new financial television programs for China market. The new joint venture is named "Haike Caijin TV"
(HCTV) means Hartcourt Financial Television (HCTV) in English. HCTV will be registered in Shanghai with a funding of $1.0 million. The agreement defines the first phase joint venture investment terms for the period from September 2000 to December 2000. Hartcourt invested $50,000 to receive an initial 66.7% of the HCTV equity ownership and Hopeman has not contributed any funds towards its investment of for the remaining 33.3% of the HCTV equity ownership. The amount $16,667 representing 33.3% ownership of Hopeman was recorded as Receivable as of June 30, 2001. In February 2001, HCTV Joint Venture Company was formed and a temporary license was obtained to conduct the business of the joint venture pending issuance of a new license upon China's entry into the WTO. HCTV operating results are consolidated with Hartcourt in the accompanying financial statements as of June 30, 2001. As of August 10, 2001, no additional funds were contributed by either of the parties.

Acquisitions and Partnerships Disclaimer:

Hartcourt's  partners  in the  joint  ventures  discussed  above  are  expecting

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

Hartcourt to provide key elements in these joint ventures: Internet technology and investment capital. Hartcourt management has hired individuals with extensive experience and expertise in relevant industry sectors, and intends to provide Internet technology by merging with or acquiring companies already active in these businesses. On the financial side, Hartcourt plans to raise substantial funds necessary to carry out the plans of its venture partners by selling its own common shares to selected investors/partners and bringing in partners whose contributions to each joint venture will include the necessary cash contributions. If Hartcourt is not able to raise the necessary funds indicated in the agreements, the agreements may need to be modified or cancelled.

No assurance can be given that all agreements discussed herein will result in actual agreements or that the terms of the agreements will not be significantly changed, or that all of the financing needs to consummate the agreements discussed below will be successfully completed. Furthermore, approval from the Chinese regulatory authorities may be required to consummate some agreements.

Funding:

Swartz Private Equity, LLC ("Swartz") - Swartz is an investment entity focused on equity investments in Internet and other high technology companies. On November 3, 1999, Hartcourt signed an Investment Agreement with Swartz. Swartz agreed to purchase from Hartcourt, from time to time, shares of Hartcourt's common stock, as part of an offering of common stock by Hartcourt to Swartz, for a maximum aggregate offering amount of $25,000,000. These funds will be used to satisfy Hartcourt's working capital requirements and complete acquisitions of Internet related operations. On January 5, 2000, Hartcourt and Swartz agreed to increase the equity line funding to $35,000,000 due to the planned acquisitions of Internet operations in China. Hartcourt has filed a form SB-2 Registration document with SEC on August 24, 2000 to register additional common shares for issuance to Swartz. Once approved by SEC, Swartz has the obligation to purchase these shares at the market price less 10 percent discount during the next 24 months. The Registration document is still under the review of SEC.

PYR Management LLC ("PYR") - On January 26, 2000, Hartcourt completed a private placement of 227,445 Units, each unit consisting of a Class I and a Class II Warrant, to PYR for $3,000,000 pursuant to a Regulation D Subscription Agreement. On January 27, 2000, Hartcourt received $2,743,000 from PYR to be used for working capital requirements of Hartcourt. On February 4, 2000 Hartcourt filed a Form 8-K with the SEC. On February 21, 2001, Hartcourt and PYR Management entered into a Letter Agreement whereby the parties agreed on the maximum number of Units PYR can receive under the reset provisions of the Subscription Agreement. Pursuant to the terms of the agreement, the quantity of Units and the exercise price of the warrants will no longer reset. The final amount of Units that can be issued shall be 4,000,000 shares of common stock and

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

4,000,000 Class I Warrants. The cap amount shall be 8,000,000 shares of common stock (on a "post-split" basis) including Class I and Class II warrants. As a result of reset calculations, Hartcourt has issued as of June 30, 2001 a total 4,000,000 shares of its common stock, 2,509,802 of Class I warrants and 1,035,308 of Class II warrants exercisable at $0.69375 per share of common stock.

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

The Introducers have introduced to Hartcourt a potential acquisition opportunity and on April 27, 2000, Hartcourt signed the necessary documents to consummate the purchase of an entity (Shenzhen Rayes Group Limited). The Introducers have subsequently exercised their option to acquire 2,500,000 shares of Hartcourt common stock. On May 8, 2000, in accordance with the terms of the Agreement, Hartcourt filed a Form S-8 to register with the Securities and Exchange Commission the 2,500,000 options granted to the Introducers under the Agreement. As of June 30, 2001, Hartcourt received $2,750,000 towards exercise of 2,500,000 options into shares exercised by the Introducers. The remaining balance of $11,000,000 is recorded as subscriptions receivable at June 30, 2001 in the accompanying financial statements.

Edda Limited ("Edda"): On December 26, 2000, Hartcourt and Edda signed a Stock Sale Agreement (Agreement) whereby Hartcourt agreed to sell 4,000,000 restricted shares of its common stock as a block to Edda at the agreed price of fifty cents ($0.50) per share. Pursuant to the terms of the Agreement, Hartcourt will deliver to Edda the requisite number of common shares restricted under the Rule 144 of SEC regulations upon receipt of the full and complete purchase price in the amount of $2,000,000. The accompanying financial statements reflect that Hartcourt has received $1,435,084 from Edda as of June 30, 2001. The remaining balance of $564,916 has been recorded as subscriptions receivable in the accompanying financial statements as of June 30, 2001. As of August 10, 2001, Hartcourt has not issued any shares to Edda under this Agreement and has received an additional $10,000 in remittances subsequent to June 30, 2001.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

Hartcourt's future business, including expansion of its current operations and acquisition plans requires additional equity and/or debt financing, which may not be available in a timely manner or on commercially reasonable terms. Currently, Hartcourt's primary objective is to acquire established operating companies with histories of growth and profitability, in order to diversify and create a multi-dimensional Internet service related company.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Balance Sheets of The Hartcourt Companies, Inc. and its subsidiaries as of June 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for the three months and six months ended June 30, 2001 and 2000. The financial statements for the three months ended June 30, 2001 are consolidated to include the accounts of The Hartcourt Companies Inc., its 58.53% owned subsidiary Financial Telecom Limited, its 51% owned subsidiary UAC Exchange, its 50% owned subsidiaries Asia Top and China Top of StreamingAsia Limited Group, its 51% owned subsidiary Elephant Talk, its wholly owned subsidiary Sinobull.com Inc., and its 66.7% owned subsidiary HCTV. The financial statements for the three months ended June 30, 2000 are consolidated to include only the accounts of The Hartcourt Companies, Inc., its 58.53% owned subsidiary Financial Telecom Limited, and its 35% equity investment in UAC Exchange.

The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

Certain 2000 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

The accounting policies followed by the Company are set forth in Note A to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 2000.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

Note 3.    Supplemental Disclosure of Non-Cash Financing Activities

                                                      Six Months    Six Months
                                                        Ended          Ended
                                                    June 30, 2001  June 30, 2000
                                                    -------------  -------------
Cash paid for:
   Interest                                           $    78,656  $     43,705
   Taxes                                                        -             -
                                                      ===========  ============

Non-cash operating and financing activities:
 Shares issued to directors for services              $   194,640  $          -
 Shares issued to director in liquidation of payable            -     3,509,954
 Shares issued for consulting services                    152,173             -
 Shares issued in connection with acquisitions          2,325,000             -

Note 4.    Loss per Share

                                       Three Months  Three Months   Six Months   Six Months
                                           Ended        Ended         Ended        Ended
                                          June 30,     June 30,      June 30,     June 30,
                                            2001         2000          2001         2000
                                       ------------  ------------  -----------   ------------
 Net loss                              $    979,235  $   880,372   $ 2,205,066   $  2,551,510
 Effects of dilutive securities                   -            -             -              -
                                       ------------  -----------   -----------   ------------
 Weighted average shares outstanding     67,214,678   55,880,162    65,163,663     54,268,534
                                       ============  ===========   ===========   ============
 Basic and dilutive earnings per share $       (.01) $      (.02)  $      (.03)  $       (.05)
                                       ============  ===========   ===========   ============

At June 30, 2001 and 2000, the Company had 4,528,640 and 483,530 warrants and options outstanding, each exercisable into one share of common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects based on the net loss reported for each period.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 (UNAUDITED)

Note 5.  Litigations

ComericaBank of California ("Comerica") vs. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of another entity's ("Pego") alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce the settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgement of approximately $650,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt.

Charles Hogue vs. The Hartcourt Companies, Inc., Circuit Court of the Ninth Judicial Circuit, Orange County, Florida. Circuit Court Case No. CI00-002190:

Charles Hogue filed a complaint on or about March 22, 2000, to claim a finder's fee for introducing Hartcourt to a potential acquisition target. Hartcourt sent the payment to Mr. Hogue via check in the amount of $40,500 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of Hartcourt with the amount of shares in dispute. Hartcourt's counsel in Florida failed to timely file an Answer to the Complaint, and a default judgment in the amount of $2,901,752 was entered on January 31, 2001. Hartcourt brought a motion to set aside the default, which was denied. Hartcourt plans to vigorously appeal the ruling. On or about March 2, 2001, a Notice of Appeal was filed. Hartcourt has retained new appellate counsel to aggressively contest the appeal.

The Company is party to various claims and legal proceedings arising out of the normal course of its business. These claims and legal proceedings relate primarily to contractual rights and obligations, and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            JUNE 30, 2001 (UNAUDITED)
Part I

Item 2

The Hartcourt Companies, Inc. is a holding and development enterprise that is building a broad network of internet, media, and telecommunication companies in Greater China. In partnership with leading Chinese entrepreneurs and government-sponsored entities, Hartcourt is developing and investing in emerging technologies while building an integrated commercial framework for its subsidiaries and their partners. Hartcourt's operative business strategy is designed to establish market leading position and facilitate a series of venture divestitures via IPO or public merger in its four main business divisions to fully realize the value of these assets for its investors. The four business divisions are The Sinobull Financial Group, Media Services Group, Broadband/Telecommunications Group and The E-learning Group.

Hartcourt, through a combination of expertly managed internal expansion and accretive strategic acquisitions, is executing plans to provide a sustainable, growing, diversified and profitable revenue base throughout its operations. Hartcourt is developing extensive business operations throughout Greater China to position itself to take full advantage of the substantial opportunities presented by the emergence of the worlds largest consumer and business markets, and China's upcoming entry into the WTO. Hartcourt's ability to obtain government approved licenses and its wide array of well established business relationships is greatly facilitating these goals and establishing Hartcourt as an attractive entry point for corporations seeking access to these markets.

Results of Operations:

During 2001, Hartcourt continued its previously implemented plan to acquire profitable companies that were in established industries with a history of growth. Since mid-1999, Hartcourt has been focusing on assembling a collection of companies and services that will provide citizens of China with next generation communication services. Each of the companies that constitute the four operating business divisions were independent companies prior to their affiliation with Hartcourt and were brought into the fold via share acquisitions by Hartcourt to fulfill specific niches within Hartcourt's current expansion plans. Hartcourt plans to eventually build its current operations into stand-alone entities that will be taken public on US and/or Asian Financial markets.

To stay focused and achieve its mission to become a leading Internet company in Asia and China, Hartcourt continued to build a network of internet companies. On December 28, 2000, Sinobull completed its acquisition of 51% ownership interest in Sinobull Network and 51% ownership in Sinobull Information. Hartcourt completed its acquisition of 100% ownership interest in Sinobull.com Inc. on April 2, 2001 and 51% ownership interest in Elephant Talk Limited on May 16, 2001.

The operations of Hartcourt for the three months and six months ended June 30, 2001 consisted of Operations of FTL (58.53% ownership interest), UAC Exchange (51% ownership interest), Sinobull.com Inc. (100% ownership interest), Elephant Talk (51% ownership interest), StreaminingAsia Holdings Limited (50% ownership

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            JUNE 30, 2001 (UNAUDITED)


interest), HCTV (66.67% ownership interest) and Hartcourt's investment and advances to other entities in US, China and Hong Kong. Operations for the three months and six months ended June 30, 2000 consisted of operations of FTL (58.53% ownership interest) and Hartcourt's 35% equity investment interest in UAC Exchange.

Net sales and cost of sales: The Company recorded net sales of $1,877,865 and $2,131,226 for the three months and six months ended June 30, 2001, compared to $342,213 and $690,441 for the same periods in 2000. Net sales in the second quarter of 2001 primarily consisted of revenues derived from Elephant Talk , an international long distance carrier that provides voice, data transmission like IDD, pre-paid calling cards and ISP services to a wide range of customers including major telecommunication companies in US and Hong Kong. Net sales also include sale of wireless pagers, rental of equipment, and the related Internet and telephone services as FTL switched their wireless network to a new and improved transmission platform in December 2000. In addition, during the three months ended June 30, 2001, Hartcourt provided consulting services to US entrepreneurs and educated them in ways to do business in China and Hong Kong. Cost of sales amounted to $1,294,404 and $1,299,244 for the three months and six months ended June 30, 2001 compared to $115,531 and $232,072 for the same periods in 2000. Cost of sales for the three months ended June 30, 2001 primarily included the cost of sales in providing resale arrangements with long distance providers, cost of leasing transmission facilities, international gateway switches voice, data transmission and ISP services offered by Elephant Talk. In addition, cost of sales included cost of wireless pagers, cost of transmission and Internet services provided to FTL and FWL customers.

Selling, general and administrative expenses (SG&A): SG&A were $1,926,549 and $3,113,657 for the three months and six months ended June 30, 2001 compared to $1,091,997 and $2,896,234 for the same periods in 2000. The increase is primarily attributed due to additional consulting, legal and administrative costs incurred due to the acquisitions of Elephant Talk and Sinobull.com Inc. during the second quarter of 2001. SG&A for the six months ended June 30, 2001 decreased by $101,046 when compared to the first six months of 2000 primarily because of increased consulting and legal costs associated with the restructuring of Hartcourt's business in China during the first six months of 2000, and expenses incurred in brokerage fees in connection with the issuance of warrants raising working capital.

Other income /expenses: Total other income net of other expenses were $351,160 and $147,388 for the three months and six months ended June 30, 2001 compared to other expenses net of other income of $15,767 and $78,429 for the same periods in 2000. The increase in other income net of expenses resulted primarily due to the gain of $355,777 recorded by FTL in the second quarter of 2001 due to forgiveness of debt as a result of refinancing their computer and transmission equipment.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            JUNE 30, 2001 (UNAUDITED)


Liquidity and Capital Resources:

Hartcourt's principal capital requirements during the year 2001 are to fund the acquisitions of growth oriented Internet related operating companies in China and Asia. During the six months ended June 30, 2001, Hartcourt has raised necessary funds to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

As shown in the accompanying financial statements, Hartcourt incurred net loss of $2,205,066 for the six months ended June 30, 2001 as compared to a net loss of $2,551,510 for the same period in 2000. Additionally, Hartcourt's current liabilities exceeded its current assets by $1,630,415 at June 30, 2001. These factors, as well as negative cash flows from operations, Hartcourt's inability to meet debt obligations and the need to raise additional funds to accomplish its objectives, create a substantial doubt about Hartcourt's ability to continue as a going concern.

Hartcourt has taken certain restructuring steps, which in the management's opinion will provide the necessary capital to continue its operations. These steps included: 1) the settlement of certain matters of litigation and disputes;
2) signed a Investment Agreement with Swartz Private Equity, LLC, which agreed to purchase from time to time, up to $35,000,000 of Hartcourt shares of common stock. The Investment Agreement with Swartz is still subject to the approval of the SEC; 3) raised $8,484,692 in cash through the issuance of its common shares since the beginning of the year 2000 through June 30, 2001; 4) common stock subscriptions receivable of $11,627,178 as of June 30, 2001.

Operating activities. During the six months ended June 30, 2001, net cash used by operating activities increased to $1,144,522 during the six months ended June 30, 2001 compared to $873,872 during the same period in 2000. This increase is primarily due to the increase in accounts receivable, prepaid expenses, accounts payable, accrued expenses, cash overdraft and deferred revenue.

Investing activities. Net cash provided by investing activities during the six months ended June 30, 2001, was $687,737 compared to $$ 2,497,422 of net cash used in investing activities for the same period in 2000. Cash provided was primarily due to the acquisitions of ET and StreamingAsia.

Financing activities. Net cash provided by financing activities during the six months ended June 30, 2001 was $781,865 compared to $3,609,640 during the same period in 2000. Net cash was provided due to proceeds from sale of common stock amounting to $564,916, advances from related parties of $629,424 and payments on note payable of $412,475.

As a result of the above activities, the company experienced a net increase in cash of $324,080 for the six months ended June 30, 2001. The ability of Hartcourt to continue as a going concern is still dependent on its success in obtaining additional financing and fulfilling its plan of restructuring as outlined above.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                            JUNE 30, 2001 (UNAUDITED)

Part II

Item 1.    LEGAL PROCEEDINGS

ComericaBank of California ("Comerica") vs. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of another entity's ("Pego") alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce the settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgment of approximately $650,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt.

Charles Hogue vs. The Hartcourt Companies, Inc., Circuit Court of the Ninth Judicial Circuit, Orange County, Florida. Circuit Court Case No. CI00-002190:

Charles Hogue filed a complaint on or about March 22, 2000, to claim a finder's fee for introducing Hartcourt to a potential acquisition target. Hartcourt sent the payment to Mr. Hogue via check in the amount of $40,500 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of Hartcourt with the amount of shares in dispute. Hartcourt's counsel in Florida failed to timely file an Answer to the Complaint, and a default judgment in the amount of $2,901,752 was entered on January 31, 2001. Hartcourt brought a motion to set aside the default, which was denied. Hartcourt plans to vigorously appeal the ruling. On or about March 2, 2001, a Notice of Appeal was filed. Hartcourt has retained new appellate counsel to aggressively contest the appeal.

The Company is party to various claims and legal proceedings arising out of the normal course of its business. These claims and legal proceedings relate primarily to contractual rights and obligations, and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                            JUNE 30, 2001 (UNAUDITED)

Item 2.  CHANGES IN SECURITIES

Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits
            o   None.

         b) Reports on Form 8-K
            o On May 16, 2001, Hartcourt's acquisition of 51% of ownership interest in Elephant Talk Limited. File Number 001-12671. Incorporated herein by reference.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

                                OTHER INFORMATION
                            JUNE 30, 2001 (UNAUDITED)

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.


                                        The Hartcourt Companies, Inc.

Date:  August 17, 2001                  By: /s/  Dr. Alan V. Phan
                                        --------------------------------
                                                 Dr. Alan V. Phan
                                                 Chairman