Form 10QSB
period 2001-09-30
HARTCOURT COMPANIES INC
filed 2001-11-14
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001


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

As of September 30, 2001, The Hartcourt Companies, Inc. had 75,317,790 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [ X ]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                               September 30, 2001
                                                                      Page
PART 1   FINANCIAL INFORMATION                                        ----

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2001
         (Unaudited) and December 31, 2000                            F-3

         Consolidated Statements of Operations for the Three
         Months and Nine Months ended September 30, 2001 and
         2000 (Unaudited)                                             F-5

         Consolidated Statements of Shareholders' Equity for the
         Nine Months ended September 30, 2001 (Unaudited)             F-6

         Consolidated Statements of Cash Flows for the Nine Months
         ended September 30, 2001 and 2000 (Unaudited)                F-7

         Notes to the Consolidated Financial Statements               F-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         F-29


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                           F-32

Item 2.  Changes in Securities                                       F-34

Item 3.  Defaults upon Senior Securities                             F-34

Item 4.  Submission of Matters to Vote of Security Holders           F-34

Item 5.  Other Information                                           F-34

Item 6.  Exhibits and Reports on Form 8-K                            F-34

Signatures                                                           F-35

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Part I
Item 1
                                          September 30, 2001
                                              (Unaudited)     December 31, 2000
                                            ----------------   ----------------
ASSETS

Current assets:
     Cash and cash equivalents              $        432,425   $        402,993
     Accounts receivable, net                      1,956,674            146,891
     Inventory                                       130,389             66,331
     Notes receivable, current portion               232,549             70,000
     Prepaid expenses and other                      678,983             56,378
     Due from related parties                      2,291,020            176,697
                                            ----------------   ----------------
Total current assets                               5,722,040            919,290
                                            ----------------   ----------------

Property and equipment, net                        2,813,349            736,259

Investments, net                                     617,760          1,258,050

Notes receivable, net of current portion           2,658,286                  -

Other Assets
     Advances pursuant to mergers                    500,000          3,019,884
     Goodwill, net                                 5,057,270          2,856,786
     Computer software costs, net                  1,312,368            970,172
                                            ----------------   ----------------
Total other assets                                 6,869,638          6,846,842
                                            ----------------   ----------------
Total assets                                $     18,681,073   $      9,760,441
                                            ================   ================















          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                          September 30, 2001
                                              (Unaudited)     December 31, 2000
                                            ----------------   ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term bank loan                   $        550,061   $              -
     Accounts payable                              2,298,272            723,647
     Deferred revenue                                370,973            112,456
     Notes payable, current portion                1,789,069             33,788
     Accrued expenses and other
        current liabilities                        2,785,190            130,632
     Payables to related parties                     270,009          2,146,454
                                            ----------------   ----------------
Total current liabilities                          8,063,574          3,146,977

Notes payable, net of current portion              1,730,411            609,867
                                            ----------------   ----------------
Total liabilities                                  9,793,985          3,756,844
                                            ----------------   ----------------
Contingencies

Minority interest                                  1,795,871            757,475

Shareholders' Equity
  Preferred stock:
  Original preferred stock, $0.01
    par value 1,000 authorized, issued
    and outstanding                                       10                 10
  Common stock, $0.001 par value,
    100,000,000 shares authorized;
    71,317,790 shares and 62,176,044 shares
    issued and outstanding at September 30,
    2001 and December 31, 2000, respectively          71,318             62,176
  Common stock to be issued 4,000,000 shares
    at September 30, 2001 and December 31, 2000,
    respectively                                       4,000              4,000
Stock subscriptions receivable                   (11,607,178)       (12,192,094)
Treasury stock, at cost, 3,761,316 shares and
    3,557,832 Shares at September 30, 2001 and
    December 31, 2000                             (2,289,332)        (1,918,634)
Additional paid-in capital                        66,507,474         62,464,649
Accumulated deficit                              (45,595,075)       (43,173,985)
                                            ----------------   ----------------
Total shareholders' equity                         7,091,217          5,246,122
                                            ----------------   ----------------

Total liabilities and shareholders' equity  $     18,681,073   $      9,760,441
                                            ================   ================

          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                    September 30,
                                             ----------------------------    ----------------------------
                                                   2001           2000             2001           2000
                                             -------------  -------------    -------------  -------------
Net sales                                    $   3,809,526  $     333,641    $   5,940,752  $   1,024,081
Cost of sales                                    3,200,375        271,448        4,499,619        503,520
                                              ------------  -------------    -------------  -------------
Gross profit                                       609,151         62,193        1,441,133        520,561
                                              ------------  -------------    -------------  -------------
Operating expenses:
   Selling, general and administrative           1,654,047        715,863        4,389,752      3,612,095
   Depreciation and amortization                   535,986         99,980          995,973        307,466
   Impairments                                           -      2,217,745                -      2,217,745
                                              ------------  -------------    -------------  -------------
Total operating expenses                         2,190,033      3,033,588        5,385,725      6,137,306
                                              ------------  -------------    -------------  -------------
Loss from continuing operations
  before other income (expense)                 (1,580,882)    (2,971,395)      (3,944,592)    (5,616,745)

Other income (expense):
   Equity in earnings (loss) of affiliate                -         21,577         (183,536)       (11,340)
   Interest expense                                (44,094)       (32,999)        (122,750)      (114,953)
   Interest income                                  19,164            259           47,243         22,214
   Other                                            12,072         10,124           37,796         24,610
                                              ------------   ------------     ------------   ------------
Total other expense                                (12,858)        (1,039)        (221,247)       (79,469)
                                              ------------   ------------     ------------   ------------
Loss from continuing operations before
minority interest and extraordinary item        (1,593,740)    (2,972,434)      (4,165,839)    (5,696,214)

Less:  loss in subsidiary attributed
  to minority interest                             264,556        241,672          653,764        413,942
                                              ------------   ------------     ------------   ------------
Loss before discontinued operations             (1,329,184)    (2,730,762)      (3,512,075)    (5,282,272)


Discontinued operations:
  Loss from discontinued operations                      -              -          377,952              -
  Gain on disposal of discontinued
  operations                                     1,113,160              -        1,113,160              -
                                              ------------  -------------    -------------  -------------
Loss before extraordinary item                    (216,024)    (2,730,762)      (2,776,867)    (5,282,272)

Extraordinary item:
  Gain on debt extinguishment                            -              -          355,777              -
                                              ------------  -------------    -------------  -------------
Net loss                                      $   (216,024) $  (2,730,762)   $  (2,421,090) $  (5,282,272)
                                              ============  =============    =============  =============
Basic and fully diluted loss per common share:
  Loss from continuing operations             $      (0.02) $       (0.05)   $       (0.05) $       (0.09)
  Gain from discontinued operations                   0.02              -             0.01              -
  Extraordinary item                                     -              -                -              -
                                              ------------  -------------    -------------  -------------
  Loss per share                              $       0.00  $       (0.05)   $       (0.04) $       (0.09)
                                              ============  =============    =============  =============
Weighted average number of shares outstanding
  - Basic and fully diluted                     70,014,935     60,478,590       66,818,048     57,151,722
                                              ============    ===========    =============  =============


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                            Common Stock  Preferred Stock   Additional       Stock
                                          --------------- ---------------    Paid-In     Subscriptions
              Description                 Shares   Amount  Shares  Amount    Capital      Receivable
------------------------------------- ----------  -------  ------  ------  -----------   ------------
Balance - December 31, 2000           66,176,044  $66,176   1,000  $   10  $62,464,649   $(12,192,094)

Shares issued for consulting services    186,054      186       -       -      183,987              -
Stock subscriptions received                            -       -       -            -        584,916
Shares issued to investors             2,441,092    2,441       -       -       92,559              -
Shares issued in connection with
  acquisitions                         5,561,860    5,562       -       -    3,438,438              -
Shares issued to directors in lieu
  of compensation and for services       552,740      553       -       -      264,887              -
Shares issued in connection with
  cashless exercise of warrants in
  settlement of litigation               400,000      400       -       -         (400)             -
Sale of shares by subsidiary                   -        -       -       -       63,354              -
Net loss                                       -        -       -       -            -              -
                                      ----------  -------  ------  ------  -----------   ------------
Balance - September 30, 2001          75,317,790  $75,318   1,000  $   10  $66,507,474   $(11,607,178)
                                      ==========  =======  ======  ======  ===========   ============

                                          Treasury Stock                             Total
                                      ----------------------    Accumulated      Shareholders'
              Description              Shares       Amount        Deficit           Equity
------------------------------------- ---------  -----------   -------------    -------------
Balance - December 31, 2000           3,557,832  $(1,918,634)  $ (43,173,985)   $   5,246,122

Shares issued for consulting services         -            -               -          184,173
Stock subscriptions received                  -            -               -          584,916
Shares issued to investors                    -            -               -           95,000
Shares issued in connection with
  acquisitions                        1,805,802   (1,119,000)              -        2,325,000
Shares issued to directors in lieu
  of compensation and for services            -            -               -          265,440
Shares issued in connection with
  cashless exercise of warrants in
  settlement of litigation                    -            -               -                -
Sale of shares by subsidiary         (1,602,318)     748,302               -          811,656
Net loss                                      -            -      (2,421,090)      (2,421,090)
                                      ---------  -----------   -------------    -------------
Balance - September 30, 2001          3,761,316  $(2,289,332)  $ (45,595,075)   $   7,091,217
                                      =========  ===========   =============    =============





          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                 Nine Months Ended September 30,
                                                  -----------------------------
                                                       2001            2000
                                                   ------------    ------------
Cash flows from operating activities:
   Net loss                                         $(2,421,090)   $(5,282,272)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                      995,973        307,466
     Impairments                                              -      2,217,745
     Gain on debt extinguishment                        419,131              -
     Gain on sale of affiliate                       (1,113,160)             -
     Minority interest in loss of subsidiaries         (653,764)      (413,942)
     Equity in loss of affiliate                        183,536         11,340
     Stock return on lawsuit settlement                 152,173              -
     Shares issued in lieu of compensation and services 297,440      3,661,772
     Allowance for doubtful notes receivable                  -        225,000
     Net loss on sale of property and equipment               -        218,692
     Changes in operating assets and liabilities:
       (Increase) decrease in:
       Accounts receivable                             (547,741)       (22,558)
       Inventory                                         34,564         75,845
       Prepaid expenses and other                       605,915        (58,186)
       Short-term bank loan                             336,286              -
       Accounts payable                              (1,013,494)       288,850
       Accrued expenses and other current liabilities 2,654,558     (3,085,144)
       Net changes in due from related parties                -       (152,000)
       Deferred revenue                                (146,495)       (10,505)
                                                     ----------    -----------
Net cash used in operating activities                  (216,168)    (2,017,897)
                                                     ----------    -----------
Cash flows from investing activities:
   Advance towards investments                         (500,000)    (3,762,761)
   Advance towards eMPACT investment                          -       (300,000)
   Purchase of property and equipment                    (3,465)             -
   Cash acquired in acquisitions                        690,202              -
   Proceeds from notes receivable                       (32,549)             -
                                                     ----------    -----------
Net cash provided by (used in) investing activities     154,188     (4,062,761)
                                                     ----------    -----------
Cash flows from financing activities:
   Proceeds on sale of common stock                     308,897      2,743,000
   Proceeds on exercise of options and warrants               -      4,401,870
   Proceeds on stock subscriptions                      584,916              -
   Proceeds on loans and lines of credit                (25,409)             -
   Payments to related parties                         (560,111)      (450,000)
   Payments on note payable                            (216,881)      (604,616)
   Payments on loans from shareholders                        -        (30,350)
                                                     ----------    -----------
Net cash provided by financing activities                91,412      6,059,904
Net increase (decrease) in cash                          29,432        (20,754)
Cash and cash equivalents, beginning of period          402,993        331,057
                                                     ----------    -----------
Cash and cash equivalents, end of period             $  432,425    $   310,303
                                                     ==========    ===========
          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)

Item 1

Note 1:  Organization and Nature of Operations:

The Hartcourt Companies, Inc. (herein referred to as "Hartcourt" or "Company") is a holding and development enterprise that is building a broad network of Internet, media, and telecommunication companies in Greater China. In partnership with leading Chinese entrepreneurs and government-sponsored entities, Hartcourt is developing and investing in emerging technologies while building an integrated commercial framework for its subsidiaries and their partners. Hartcourt's operative business strategy is designed to establish market-leading position and facilitate a series of venture divestitures via IPO or public mergers in its four main business divisions to fully realize the value of these assets for its investors. The four business divisions are the Sinobull Financial Group, the Media Services Group, the Broadband/Telecommunications Group and the E-learning Group.

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

Sinobull Financial Group: This group consists of Financial Telecom Limited, Sinobull Information Company Limited (formerly Shanghai Guo Mao Science &
Technology Co. Ltd.), Sinobull Network Technology Company Limited (formally Beijing Shangdi Net Technologies Center Company, Ltd.), Ton Bo Software Ltd., HCTV Financial TV Ltd., Sinobull Magazine Ltd. and Hartcourt's investments in

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


Shanghai Wind Information Company Limited. The Sinobull Financial Group is a leading financial content provider, develops technologically advanced financial services platforms, and operates a financial Internet portal. Sinobull provides mainland brokerages and financial institutions the hardware, software and Internet platforms to enable their customers' access to a comprehensive suite of quality financial news, real-time market data, financial analysis and professional market commentary. Sinobull.com, its financial services and information portal is one of China's most popular portals. The company's E-Finance platform is an integration of the most advanced Internet, telecommunication and wireless access systems available on the market today. The service platform and collateral content is offered via subscription to leading securities brokerages, investment firms, banks, and media companies throughout Greater China.

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

Media Services Group: AI-Asia Inc. is a holding and development company established by Hartcourt to acquire assets and companies in the multi-media technology and services sector. Its objective is to identify, develop, and maintain first-mover technologies, products and services for corporate and consumer Internet deployment. AI-Asia plans to provide its clientele with a comprehensive range of Internet enabling solutions, preparing them to participate in the rapidly emerging streaming and broadband communications revolution. The operating companies in this group include StreamingAsia Limited, LogicSpace Limited, Syndicate Asia Limited, V2 Technology Inc., Renew Logistics Ltd. and an investment in Beijing Total System Solutions Ltd. The group provides comprehensive real-time audio and video delivery (Streaming Media) solutions along with Internet consulting and web application development for businesses, professionals, organizations, web sites and content publishers. The Streaming Media Group's network infrastructure enables the streaming of superior-quality multimedia advertising, live event broadcasting and on-demand audio and video content over the Internet to target audiences throughout Asia and globally.

E-learning Group: This group was formed in a partnership agreement in cooperation with Northern Jiaotong University and California State University Fullerton to jointly develop education projects and introduce American career

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


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

OPERATIONS BY BUSINESS DIVISIONS

SINOBULL FINANCIAL GROUP:

The Sinobull Financial Group ("Group") was formed in November 1999 with the intention to consolidate various related businesses acquired or expected to be acquired by Hartcourt or Sinobull.com Inc. ("Sinobull"). For the purposes of presenting these businesses under a unified structure and strong brand name, a restructuring of the Group resulted in consolidating these businesses under Sinobull, the holding company of the Group incorporated in British Virgin Islands. On April 2, 2001, Sinobull's one share issued and outstanding held by Mr. Tang Wing On was formally transferred to Hartcourt, and, therefore, Sinobull became a wholly-owned subsidiary of Hartcourt. Hartcourt had advanced funds to Sinobull for various acquisitions made by Sinobull since its formation. Hartcourt plans to develop this investment to a leading position in financial content, content delivery, financial services, and technology development. On October 2, 2001 Hartcourt announced its intent to publicly divest the Sinobull Group in a merger with Global Telephone Communications Inc. (OTC Bulletin Board:
GTCI). The reverse merger will allow Sinobull to actively trade on the equity markets and unlock its value for Hartcourt investors. The merger is dependent upon the approval of GTCI shareholders, completion of due diligence and subsequent signing and execution of the final agreement.

Financial Telecom Limited (FTL): FTL was established in 1983 as a financial data bank providing real-time stock quotes and financial information of Hong Kong listed companies as well as information on other international stock exchanges in the U.S. and Europe to institutional and retail investors. FTL is also acting

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


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

On November 17, 1999, Hartcourt entered into a stock purchase agreement with Financial Telecom Limited ("FTL"), a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$25,563,842 or US$3,277,412, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999. Hartcourt made total cash payments of $1,638,706 and issued 1,754,552 shares of its common stock to FTL. During the quarter ended September 30, 2001, FTL sold 1,602,318 shares of Hartcourt common stock for approximately $811,656 to satisfy certain obligations and to raise working capital for its operations. The remaining 1,906,786 shares of common stock issued to FTL are reflected as treasury shares in the accompanying financial statements at September 30, 2001 since FTL became a subsidiary of Hartcourt.

On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture named Fintel Wireless Internet Limited (FWL) for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. FTL agreed to invest cash by phases, to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange for a total of 51% ownership interest in the joint venture. After the completion of due diligence, the parties signed the formal joint venture agreement on April 28, 2000 and FWL became a subsidiary of FTL. Although NiceVoice has contributed certain assets in the FWL, due to the method of funding these assets NiceVoice does not presently have legal ownership title to such assets until the final dollar payment has been made on these assets. The accompanying financial statements as of September 30, 2001 reflect FTL's investment of 51% ownership interest in FWL. As of November 10, 2001, FTL had advanced approximately HK$3,804,474 (US$487,753) towards its investment in FWL.

Sinobull Network Technology Company Limited (Sinobull Network): Formally known as Beijing Shangdi Net Technologies Center Company, Ltd. ("Shangdi") is principally engaged in the business of data broadcasting in China. Its main activities include research, development and sale of data broadcasting hardware and software. Shangdi is a major shareholder of Hua Xia Info, the financial data

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


provider of Hua Xia Securities, the second largest stock brokerage firm in China. Hua Xia Info has its own financial reporters for its data broadcasting network via cable TV and magazine. Through this relationship, Sinobull will operate accounts through Hua Xia Securities Brokerages nationwide. Shangdi has recently completed a software program for cable set top boxes, which enable users to trade stock online from their home television sets. Shangdi is also a major shareholder of Orient Research, a well respected stock research and analysis firm in Shanghai.

On December 18, 1999, Sinobull signed a Term Sheet Agreement with Shangdi to form a new corporation in Beijing. Sinobull shall have 40% interest and Shangdi shall have 60% interest in the new corporation. On April 12, 2000, Sinobull signed a Term Sheet Agreement with Shangdi revising the terms of the Term Sheet Agreement signed on December 18, 1999. The terms of the revised agreement stated Sinobull and Tiandi Hulian Technologies Limited ("Tiandi"), an investment holding company incorporated in the British Virgin Islands, holding the interest of the shareholders of Shangdi, will acquire through its wholly-owned subsidiary Sinobull Network Technology Company Limited (Sinobull Network"), a company registered in Beijing, all of the operating assets and business of Shangdi. To finance this acquisition, Tiandi will issue new shares to Sinobull equal to 40% of the expanded capital of Tiandi. The terms of the revised agreement required Sinobull to pay Shangdi US$670,000 being the consideration of all tangible and intangible assets in relation to Shangdi's computer network information services excluding cash and debts; invest US$1,000,000 in Sinobull Network for its working capital needs; issue 140,000 restricted common shares of Hartcourt to Shangdi and 60,000 restricted common shares of Hartcourt to Sinobull Network for its working capital needs. In exchange, Shangdi agreed to transfer without any pledge and debt, all tangible and intangible assets in relation to computer network information services to Sinobull Network, and transfer to Hartcourt 40% of the ownership interest in Tiandi. On December 28, 2000, Sinobull, Tiandi, Shangdi and Li Chun Ying (representative of the owners of Shangdi) signed a Share Subscription and Sale and Purchase Agreement whereby, Sinobull will own 51% of Tiandi and Li Chun Ying will own 49% of Tiandi after payment of consideration to Shangdi for purchase of all tangible and intangible assets. As of September 30, 2001, Sinobull through an advance from Hartcourt, has paid $1,000,000 in cash towards the purchase of Shangdi of which $670,000 was distributed to the owners of Shangdi and the remaining $330,000 was deemed as capital contribution in Sinobull Network.

Shanghai Sinobull Information Company Limited (Sinobull Information): Formally known as Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao"), Sinobull Information is a major real-time financial data provider in Shanghai using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities data that compliments the financial information database of Hua Xia Info and the financial data delivery systems of FTL. Association with Guo Mao gives Sinobull a distinct edge over any competitive financial portals in China.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


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

Ton Bo Software: specializes in custom-made software solutions for the securities market, especially in commodity and currency trading. On November 6, 2000, Sinobull Information and Ningbo Shiji TongBao Software Limited ("TongBao") agreed to form an alliance in creating software solutions for the securities industry. The parties agreed to a stock swap whereby TongBao agreed to issue an additional 150% of its existing share capital to Sinobull Information resulting in Sinobull Information becoming a 60% owner of TongBao. In exchange, Sinobull Information agreed to exchange RMB100,000 worth of its shares valued at the share price at the time when Sinobull Information goes for public listing to the remaining 40% original shareholders of TongBao. Upon issuance of RMB100,000 worth of its shares, TongBao will become a wholly owned subsidiary of Sinobull Information. As of November 10, 2001, TongBao has honored its commitment by issuing 150% of its then existing share capital. The transaction is awaiting registration approval and is expecting to receive the approval from the Chinese authorities by December 31, 2001.

Haike Caijin TV ("HCTV"): HCTV is a joint venture that calls for a multi-year effort to jointly develop and deploy a financial TV channel to be marketed to 80 million Chinese cable TV subscribers across all Chinese provinces and cities. The agreement calls for China Cable Networks to utilize its leading TV

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


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

On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman Computer Services Corporation Limited (Hopeman") to form a joint venture in Shanghai and jointly develop and market a 24-hour financial television program and/or provide financial data services to existing/new financial television programs for China market. The new joint venture is named "Haike Caijin TV" means Hartcourt Financial Television (HCTV) in English. HCTV will be registered in Shanghai with a funding of $1.0 million. The agreement defines the first phase joint venture investment terms for the period from September 2000 to December 2000. In February 2001, HCTV Joint Venture Company was formed and a temporary license was obtained to conduct the business of the joint venture pending issuance of a new license upon China's entry into the WTO. As of September 30, 2001, Hopeman has invested $50,000 for its 33.3% investment and Hartcourt invested $50,000 with an additional $50,000 to be invested by December 1, 2001 towards its 66.7% equity ownership in the HCTV joint venture. The non-contributed balance of $50,000 was recorded as a payable to HCTV by Hartcourt as of September 30, 2001. HCTV operating results are consolidated with Hartcourt in the accompanying financial statements as of September 30, 2001. As of November 10, 2001, no additional funds were contributed by either of the parties.

Beijing UAC Stock Trading Online Co. Ltd. (UAC Trading): UAC Trading operates one of the leading nationwide online securities trading network called UAC 162 Network, connecting investors with their stock brokerage offices via China Pac. China Pac is the nationwide packet switched network in China owned by China Telecom since 1991. In May 1999, UAC Trading was granted a license by the Chinese government and signed a contract with China Telecom to start building the network. On June 20, 1999 Hartcourt entered into an agreement with UAC Trading to form a joint venture company Beijing UAC Stock Exchange Online Co. Ltd. ("UAC Exchange"). Under the terms of the agreement, Hartcourt agreed to invest in cash and stock $2,868,000 for the purchase of 51% ownership interest in UAC Exchange. In September 2000, the Chinese government allowed all online transactions to be conducted via Internet. It caused UAC Exchange to lose its competitiveness as the efficiencies of 162 Network was not compatible to the Internet. Therefore, UAC Exchange started converting its operations to Internet based operations.

On July 16, 2001, Hartcourt and UAC Trading, by mutual consent, agreed to rescind the contractual joint venture agreement named UAC Exchange. As part of the rescission, Hartcourt agreed to accept a promissory note for the amount of its net investment in UAC Exchange as of the date of rescission amounting to

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


$2,858,286, bearing interest at six per cent (6%) per anum payable over a thirty-nine months period. The parties mutually agreed to forego all other rights and benefits provided under the contractual joint venture as consideration for the rescission of the contract. On September 10, 2001, Edda Limited, a non-affiliated company incorporated in Hong Kong, expressed its interest to take over all existing tangible and intangible assets of UAC Trading for the amount of Hartcourt's net investment in UAC Exchange, and signed a promissory note in the amount of $2,858,286 bearing interest at six per cent (6%) per anum, payable in quarterly installments of $50,000 commencing November 1, 2001 with a balloon payment of $2,715,772 due on December 1, 2006. The promissory note is secured by a security agreement granting to Hartcourt all tangible and intangible property of Edda Limited. As of November 10, 2001, Edda has paid $107,829 towards the amount owed to Hartcourt.

Shanghai Wind Information Company, Limited ("WindInfo"): WindInfo is China's #1 financial research content provider, developing original content through its nationwide network. WindInfo's flagship product is widely used by China's investment banking and securities brokerage firms. The Shanghai Municipal Government awarded WindInfo "The High-Tech Model Company" in 1999. WindInfo has over 1,000 registered corporate clients, including all major investment banks, securities brokerage firms, and media companies.

On September 18, 2000, Hartcourt and WindInfo signed a Term Sheet Agreement and agreed to form a Joint-Venture Company (JVC) to expand the financial data service business in China. WindInfo agreed to transfer its entire fixed assets excluding cash and marketable securities held at July 31, 2000 and the insurance advisory business and related assets, and is entitled an ownership interest of sixty six point sixty seven percent (66.67%) in the JVC. Hartcourt agreed to invest $3.0 million that represented thirty three point thirty three percent (33.33%) ownership in the JVC. Upon successful completion of due diligence by Hartcourt, WindInfo will transfer all its assets except cash, marketable securities and insurance advisory business and related assets in the JVC. WindInfo will be responsible to obtain all relevant approvals from all governmental authorities and agencies required to facilitate the new share structure and expanded capitalization. WindInfo will be responsible to have the JVC listed in the public stock market within 15 months from the date of establishment of the JVC. It is mutually agreed that if WindInfo fails to list the JVC on or before such a time frame, Hartcourt shall have the management right for listing of the company in the public market.

The investment from Hartcourt to WindInfo was agreed to be paid as follows: a) upon completion of the Agreement of JVC by both parties within 15 days from the date of the Term Sheet Agreement signed, Hartcourt shall arrange a payment to from Guo Mao as a loan to WindInfo in the amount of $500,000; b) pay $1,500,000 in the temporary JVC account within 15 days of the establishment of the temporary JVC bank account; c) pay $1,500,000 into the JVC no later than three months from the date of establishment of the JVC. Upon receipt of all committed capital from Hartcourt, WindInfo agreed to immediately pay back the $500,000 loan to Guo Mao. Hartcourt has completed its due diligence review on the

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


operations of WindInfo. On September 18, 2000, Sinobull advanced $500,000 to Guo Mao who loaned the same amount to WindInfo on behalf of Hartcourt. Pursuant to the addendum to the Term Sheet Agreement, on January 10, 2001, Hartcourt and WindInfo signed a direct investment agreement whereby Hartcourt agreed to convert the loan from Guo Mao of $500,000 to a 5% equity ownership in the JVC to be formed. The accompanying financial statements as of September 30, 2001, reflect Hartcourt's advance of $500,000 towards its 5% ownership interest in the JVC. The JVC has not been formed as of November 10, 2001. In addition, both the parties mutually agreed to extend to December 31, 2001 all defined effective dates per the Term Sheet Agreement.

Equis International Inc.(R), a wholly owned subsidiary of Reuters Limited(R) signed on June 1, 2001, an International Distribution Agreement with Hartcourt including Sinobull Group in Shanghai, Beijing and Hong Kong, a non-exclusive distributor of licensed products within the People's Republic of China (PRC) except in Hong Kong and Taiwan, and grants to Hartcourt a non-exclusive right and license to market, promote and distribute the licensed products in the PRC to sub-distributors, resellers and end users to localize Equis' award-winning family of MetaStock(R) products and market them to over 10 million investors in the Greater China area. The initial term of the agreement is for three years. Under the terms of the agreement Equis International also granted Sinobull Group conditional territory exclusivity for a period of twelve months for the Chinese versions of MetaStock products within the Greater China market. Hartcourt's remuneration for the sale of licensed products will be the difference between the selling price to its customers and Hartcourt's discounted purchase price as agreed between Hartcourt and Equis. Hartcourt is currently strategizing various alternatives to market Equis's products and services in China. Hartcourt and its affiliates have not sold any of the Equis's licensed products since the date of this agreement.

YesMobile Inc. incorporated in Hong Kong, is currently a leading Chinese Wireless Application Protocol (WAP) portal with open-standard and multi-platform compatibility in Asia. Sinobull.com HK Ltd. has signed a revenue sharing agreement with YesMobile whereby, Sinobull agreed to provide financial contents to YesMobile in China. The data will include real time stock quotes, commodities and currencies contracts, economic news, commentaries and research reports. Pursuant to the terms of the agreement, Sinobull will share 70% and YesMobile will share 30% of the revenue received from the users of the Wireless
Application Protocol (WAP) portal and the Short Message Service (SMS) of YesMobile. Users will access these contents via their mobile phones, as well as PDAs and other wireless devices. YesMobile is currently providing these services to over 105 million users of China Mobile.

BROADBAND/TELECOM GROUP:

The Broadband/Telecom Group is centered around its subsidiary Elephant Talk Limited and a future venture with Beijing Innostar Hi-Tech Enterprises of China. The group is focused on the development and delivery of comprehensive

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


telecommunication services, broadband content, broadband enabling technology and the management of services on broadband infrastructure. In addition, these broadband efforts are being designed to provide expanded revenue sources for Hartcourt's existing subsidiary's products and services. Hartcourt is continuing its efforts to identify and actuate strategic investments in the development of web hosting and data warehouse solutions; providing secure internet services for China businesses in e-commerce, IP telephony, internet exchange centers, high speed wireless platforms, and ISP/Content services. On September 25, 2001 Hartcourt announced its intent to publicly divest its Elephant Talk subsidiary in a merger with Staruni Corporation (OTC Bulletin Board: SRUN) in an effort to take Broadband/Telecom Group public. The reverse merger will allow Elephant Talk to actively trade on the equity markets and unlock its value for Hartcourt investors. Elephant Talk will have its own access to the capital markets to raise the necessary capital to expand its business. The merger is dependent on the approval of GTCI shareholders and completion of due diligence by both parties. The details of the transaction will be provided upon subsequent signing and execution of the merger agreement.

Elephant Talk Limited ("ET"): Elephant Talk Limited is a brand-name provider of long-distance telecom services in China and Hong Kong commenced its operation in March 1995. ET is licensed with US FCC 214, HK ETS and HK ISR with facilities in Hong Kong and the United States. Having had carrier interconnection, special termination arrangements and existing circuits between US and Hong Kong, ET aims to provide the best price and first-mover advantages to customers. By integrating the most advanced and sophisticated telecommunication technologies from USA, ET brings to Hong Kong a wide variety of and a more complete international telecommunication services.

On May 16, 2001, Hartcourt and ET executed a Sale and Purchase Agreement whereby Hartcourt acquired 51% of the ownership interest in ET for a total consideration of $4,194,000. The terms of the agreement required ET to increase its authorized capital from 25,000,000 shares to 30,000,000 shares. Hartcourt subscribed the block of 5,000,000 new shares for a total consideration of $1,500,000; issued 1,000,000 Hartcourt shares under Rule 144 or Regulation S of the SEC regulation, valued at 61.9 cents per share; and executed a promissory note payable to ET in the amount of $1,250,000 due on February 16, 2002. In addition, Hartcourt subscribed another block of 10,300,000 ET shares from private owners for a consideration of $2,325,000 and issued 3,756,058 Hartcourt shares under Rule 144 for a combined total of 51% ownership interest in ET. The 1,000,000 shares of common stock issued to ET are reflected as treasury shares in the accompanying financial statements at September 30, 2001 since the results of operations of ET were consolidated with Hartcourt from May 16, 2001 onwards.

On October 8, 2001 ET entered into a reseller agreement with JiTong Network Communications Company Limited ("JiTong") to provide a variety of IP-based telecom services. JiTong is one of the five government-owned telecom giants in China with their own communication infrastructure. It is the famous owner and

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)

operator of the Golden Bridge fiber optics and Internet services. Both companies will jointly develop and market new brands of IP telephony solutions in major countries worldwide. Under the terms of the agreement, ET will interconnect its global point-of-presence (POPs) with JiTong's network. ET will market and resell JiTong's IP-based services including I-phone and I-fax services, while JiTong will be responsible for service provisioning, technical support and after-sales services to customers. The agreement signifies the beginning of close, long-term, working partnership between the two companies. The details of the reseller agreement are currently being negotiated and the terms will be finalized by November 30, 2001.

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

On October 20, 1999, Hartcourt signed a Joint Venture Agreement with Innostar to establish a wireless nationwide Internet service provider network and IP phone services in China via a Chinese satellite. The total amount of investment in the joint venture company will be $24.0 million of which $14.0 million will be contributed by Innostar for 65% ownership interest and $10.0 million by Hartcourt for 35% ownership interest. The national license will also allow the joint venture to engage in e-commerce activities and other Internet services. Hartcourt and Innostar have agreed to expand the scope of the business model of the Joint Venture and have re-applied for the grant of business license. The license is pending government and regulation approval.

MEDIA SERVICES GROUP:

The Media Services Group consists of StreamingAsia Holdings Limited, which consists of the operations of StreamingAsia Limited, LogicSpace Limited and SyndicateAsia Limited and an investment in Beijing Total System Solutions Ltd. The Media Services Group provides a comprehensive real-time audio and video delivery (Streaming Media) solutions along with Internet consulting and web application development to businesses, professionals, organizations, web sites and content publishers. The Streaming Media Group's network infrastructure enables the streaming of superior-quality multimedia advertising, live event broadcasting and on-demand audio and video content over the Internet to target audiences throughout Asia and Globally. On August 20, 2001 Hartcourt established a new wholly owned subsidiary AI-Asia Inc. to hold and develop assets of the Media Services Group. AI-Asia's objective is identify, develop, and maintain first-mover technologies, products and services for corporate and consumer Internet deployment. AI-Asia plans to provide its clientele with a comprehensive range of Internet enabling solutions, preparing them to participate in the rapidly emerging streaming and broadband communications revolution. AI-Asia

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


will create synergy not only among its streaming technology companies but will coordinate with other Hartcourt Groups.

StreamingAsia Holdings Limited ("StreamingAsia Group"): StreamingAsia Limited provides Internet-related software development service with an expertise in audio and video delivery or streaming solutions to a variety of business and industry, including major financial institutions. On April 14, 2000, Hartcourt announced that Sinobull signed a Subscription and Shareholders' Agreement ("Agreement") relating to StreamingAsia Limited, whereby Sinobull subscribed 1,200,000 newly issued and outstanding fully paid shares of StreamingAsia Limited for HK$7,000,000 (approximately US$897,500) on behalf of Hartcourt. Upon subscription of such shares, Sinobull acquired 50% ownership interest in StreamingAsia Limited and contributed $897,500 towards its purchase. Such funds were advanced by Hartcourt to Sinobull for StreamingAsia Limited acquisition. In addition, both Sinobull and Hartcourt agreed and confirmed that as part of the financing arrangements Sinobull held the subscribed shares in StreamingAsia Limited on behalf of Hartcourt and those shares were transferred to Hartcourt on December 29, 2000. On December 30, 2000, as part of the reorganization of the StreamingAsia Holdings Limited, the beneficial ownership interest in StreamingAsia Limited was transferred to Asia Top Finance Limited ("Asia Top"), a company organized under the laws of British Virgin Islands. As a result of the above transfer, Hartcourt owned 50% of the Asia Top and the remaining 50% ownership was held by the selling shareholders of StreamingAsia Limited.

LogicSpace Limited ("LogicSpace"): LogicSpace, a wholly-owned subsidiary of StreamingAsia Limited, is an Internet consulting and web application development company that provides a wide range of Internet services including web page design, system architecture and solution implementation. LogicSpace offers cost-effective and one-stop shop Internet solutions that enable companies to achieve smooth results in doing business on the Internet. Solutions include top-notch eBusiness & Internet consultation, B2B/B2C Portal Development & Implementation, Web-Based & Wireless application design and "know-how" implementation. The operating results of LogicSpace are consolidated with StreamingAsia Limited in the accompanying financial statements as of September 30, 2001.

SyndicateAsia Limited ("SyndicateAsia"): SyndicateAsia, is pioneer in content distribution, providing the marketplace for exchanging, managing and distributing content media across the Asian region. The revolutionary SyndicateAsia platform offers flexibility to providers and content buyers to transform formats (Web to WAP) and exchange content, including text, graphical, audio and video, across a wide range of sources in the Asia region. SyndicateAsia's mission is to serve as the bridge between the content providers and end users by providing the foremost syndication solution for delivery of multi-media content on cross devices and platforms, including the World Wide Web, wireless, and streaming media. In December 2000, the StreamingAsia Group issued 50% of the enlarged share capital of SyndicateAsia to Hartcourt. On

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)

December 30, 2000, as part of the reorganization of the StreamingAsia Group, the entire beneficial ownership in the share capital of SyndicateAsia was transferred to China Top Worldwide Limited ("China Top"), a company incorporated in the British Virgin Islands. As a result of the transfer Hartcourt owned 50% of the ownership interest in China Top.

On May 16, 2001 Hartcourt took control over the management and operations of Asia Top and China Top, and signed a Term Sheet Agreement to acquire an additional 35% ownership in Asia Top and China Top for HK$2,200,000. The agreement required for Hartcourt to place a down payment of HK$500,000 in an escrow account, pay HK$300,000 in thirty days and place seven post dated installment checks of HK$200,000 each, payable each month upon close of the escrow. Hartcourt placed the HK$500,000 in the escrow account and renegotiated the purchase price and payment terms pursuant to the Term Sheet Agreement. On August 9, 2001, Hartcourt closed the escrow and completed the acquisition of additional 35% ownership interest in Asia Top and China Top for a total purchase consideration of HK$800,000. The accompanying financial statements reflect Hartcourt's ownership of 85% of the StreamingAsia Group and its results of operations from the date of acquisition are consolidated with Hartcourt as of September 30, 2001.

V2 Technology Limited ("V2"): On August 21, 2001 AI-Asia, Inc. signed a Letter of Intent acquire all of the ownership in V2 (www.v2tech,com), a Beijing based streaming and communication technology and services company developing rich media and communication software. Existing products include MPEG4-based streaming media and videoconferencing software designed for professional content providers, broadcasters, broadband operators, eCommerce and corporations. The details of acquisition are currently being negotiated and a definitive agreement is expected to be signed and executed by November 30, 2001.

Renew Logistics Ltd. ("Renew Logistics"): On October 15, 2001, AI-Asia signed a Term Sheet agreement to acquire one-hundred percent (100%) of the ownership in Renew Logistics, a Hong Kong based company which operates a cyber-related game and educational portal service to children and families (www.abc222.com) in Asia. Renew Logistics has a 6-year exclusive marketing agreement with Toys-R-Us Asia Ltd. Toys-R-Us Asia Ltd. is a joint venture between Li & Fung Company, a major manufacturing, trading and marketing conglomerate in Hong Kong, and Toys-R-Us, the international brand-name retailer of toys and games. Toys-R-Us Asia currently owns and operates 26 retailers in Hong Kong, Macau, Singapore, Malaysia and Indonesia, and is planning a major expansion into China next year. The counsels are currently reviewing the details of the purchase agreement and a definitive agreement is expected to be executed by November 30, 2001.

Renew Logistics will issue coupons for merchandise and services provided on its portal. These coupons can then be redeemed at all Toys-R-Us outlets in Asia for merchandise of equal value. Similarly Toys-R-Us will issue coupons to its customers to access, purchase content and products on Renew Logistic's portal. The two companies would then exchange and redeem the coupons. The agreement

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


also provides the rights for Renew Logistics to provide on-line fee based education/entertainment service under the brand name Toys-R-Us, the sale of cyber products like computers, scanners, digital cameras, etc., and the right of first refusal to provide internet service for Toys-R-Us Asia. Renew Logistics plans to develop additional revenues with B to B content provider agreements through web site entry fees, advertising agreements with manufacturers, and agreements with other cyber product/service providers for ventures and partnerships. The two companies have successfully completed a trial run and plan to launch a full-scale operation in time for the holiday buying season.

Control Tech Centenary Group Ltd. ("CTC"): On November 6, 2001, AI-Asia signed a Term Sheet agreement to acquire one hundred percent (100%) of CTC, a streaming technology solutions company specializing in audio and videoconference products. CTC is one of the two exclusive authorized dealers in China for Polycom. Polycom is a recognized global leader in multimedia business communication tools, videoconferencing, audio conferencing, web conferencing, and network access appliances. CTC also represents Enznia, Radivision, Accord and MCU. CTC's customers include PLA, Proctor and Gamble, Hong Kong Telecom, Shandong Power Co. and other major multinational companies in China (www.polycomctc.com). The parties are completing their due diligence and expect to complete the transaction by December 31, 2001,

Beijing Total Solution System, Ltd. ("TSS"): On September 15, 2000, Hartcourt and TSS signed a Term Sheet Agreement to form a Joint Venture Company (JVC) called TSS Streaming, Ltd to develop broadband enabling technology for internet broadcasting market and develop world leading web-casting solution and global market. Hartcourt agreed to contribute $2.4 million for 60% ownership interest in the JVC and TSS agreed to contribute all of its tangible and intangible assets of its existing operations in China for its 40% ownership interest in the JVC. On December 1, 2000, Hartcourt and TSS signed a loan agreement and Hartcourt advanced $70,000 as a loan to support TSS's 2000 marketing plan, convertible into for the ownership of 5% shares of TSS. Upon contribution of the remaining $2,330,000, Hartcourt could acquire the additional 55% shares of the JVC. Hartcourt has converted its loan into an investment of 5% in TSS. Hartcourt has not exercised its right to subscribe for the additional 55% of the ownership interest in the JVC and such right has subsequently been lapsed. The accompanying financial statements reflect Hartcourt's investment of $70,000 in the JVC as of September 30, 2001. Hartcourt does not intend to acquire any additional ownership interest in TSS at this time.

E-LEARNING GROUP:

On June 18, 2001, Hartcourt executed a Revenue Sharing Agreement in cooperation with Northern Jiaotong University and California State University-Fullerton to jointly develop education projects and introduce American career training courses and post-graduate business programs in China. The project will offer

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


prestigious American education programs in China, utilizing one of the first online education licenses awarded by China's Ministry of Education. The project is offering both certificate and degree programs with courses designed for relevance in today's business world. Coursework will initially be offered in the classroom and later expanded online. Hartcourt plans to extend its program to other potential partners and institutions in the future. Hartcourt has advanced $100,000 towards the working capital for its investment in this project as of September 30, 2001. The $100,000 was loaned to Hartcourt by Sino Harvest Limited, a company registered in Hong Kong. The accompanying financial statements as of September 30, 2001 reflect Hartcourt's investment of $100,000 in the education project and a corresponding payable to Sino Harvest for the same amount. The total financial commitments of Hartcourt and terms of payment on this project are being currently finalized as of November 10, 2001.

OTHER  VENTURES:

eMPACT Solutions, Inc. ("eMPACT") - eMPACT, an e-commerce systems management and consulting company, specializes in providing back-office infrastructure for Internet companies. The services include technology selection, system design and management, transaction performance monitoring, resource utilization tracking and security monitoring. On April 30, 2000, Harcourt executed a Subscription Agreement and Investment Representation and agreed to subscribe and purchase three hundred (300) shares of Class B Convertible Preferred Stock, par value $0.001 per share of eMPACT for $300,000. Hartcourt had the option until May 30, 2000, to invest an additional $1,700,000 in eMPACT at the same per share price for additional Class B Preferred Stock. After May 30, 2000, the terms of any additional investment shall be subject to negotiation between the parties. As of November 10, 2001, Hartcourt paid a total consideration of $300,000 towards the purchase of three hundred (300) Class B Preferred Stock of eMPACT. Hartcourt has determined that at this time to increase its investment in eMPACT would not be advantageous to the company or its shareholders.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)




Hartcourt has completed its due diligence review and both the parties have mutually agreed to revise the purchase price and execute the purchase agreement prior to November 30, 2001. As of November 10, 2001, Hartcourt has not entered into any formal purchase agreement with Koffman and has not made any contributions towards the purchase of Koffman.

China E-Laws: On April 8, 2000, Hartcourt entered into an agreement with DF Ltd., Loughborough Ltd., and Express Internet Investment Ltd. (collectively, "the Management") and a fourth investor to form a joint venture company for the commercial exploitation of the Publication Rights of the internet and production of the content of the website in respect of the laws of China. Per the terms of the agreement, both Hartcourt and the fourth investor's obligation are to invest $2,000,000 each, in the joint venture company for 25% ownership interest and share the responsibility in providing funding, finance and technological support. The obligation of Hartcourt and the fourth investor is to provide funding as working capital for the joint venture company subject to the conditions precedent that the joint venture company shall have entered into an agreement with the relevant parties in China for the commercial exploitation of the Publication Rights on the Internet and the website. As of November 10, 2001, the joint venture company was still negotiating agreements with the relevant parties in China and has not been granted approval for the commercial exploitation of the Publication Rights on the Internet and the website. Therefore, as of November 10, 2001 Hartcourt has no payment obligations under this agreement.

Acquisitions and Partnerships Disclaimer:

Hartcourt's partners in the joint ventures discussed above are expecting Hartcourt to provide key elements in these joint ventures: Internet technology and investment capital. Hartcourt management has hired individuals with extensive experience and expertise in relevant industry sectors, and intends to provide Internet technology by merging with or acquiring companies already active in these businesses. On the financial side, Hartcourt plans to raise substantial funds necessary to carry out the plans of its venture partners by selling its own common shares to selected investors/partners and bringing in partners whose contributions to each joint venture will include the necessary cash contributions. If Hartcourt is not able to raise the necessary funds indicated in the agreements, the agreements may need to be modified or cancelled.

No assurance can be given that all agreements discussed herein will result in actual agreements or that the terms of the agreements will not be significantly changed, or that all of the financing needs to consummate the agreements discussed below will be successfully completed. Furthermore, approval from the Chinese regulatory authorities may be required to consummate some agreements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


Funding:

Swartz Private Equity, LLC ("Swartz") - Swartz is an investment entity focused on equity investments in Internet and other high technology companies. On November 3, 1999, Hartcourt signed an Investment Agreement with Swartz. Swartz agreed to purchase from Hartcourt, from time to time, shares of Hartcourt's common stock, as part of an offering of common stock by Hartcourt to Swartz, for a maximum aggregate offering amount of $25,000,000. These funds will be used to satisfy Hartcourt's working capital requirements and complete acquisitions of Internet related operations. On January 5, 2000, Hartcourt and Swartz agreed to increase the equity line funding to $35,000,000 due to the planned acquisitions of Internet operations in China. Hartcourt has filed a form SB-2 Registration document with SEC on November 24, 2000 to register additional common shares for issuance to Swartz. Once approved by SEC, Swartz has the obligation to purchase these shares at the market price less 10 percent discount during the next 24 months.

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

Pursuant to the terms of the agreement, the quantity of Units and the exercise price of the warrants will no longer reset. The final amount of Units that can be issued shall be 4,000,000 shares of common stock and 4,000,000 Class I Warrants. The cap amount shall be 8,000,000 shares of common stock (on a "post-split" basis) including Class I and Class II warrants. As a result of reset calculations, Hartcourt has issued as of September 30, 2001 a total 4,000,000 shares of its common stock, 2,509,802 of Class I warrants and 1,035,308 of Class II warrants exercisable at $0.69375 per share of common stock.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


Introducers and Hartcourt completing the acquisition, Hartcourt agreed to register with the SEC under a Form S-8 such shares granted under the option agreement, and shall cause such registration statement to remain effective at all times while the Introducers holds the options.

The Introducers have introduced to Hartcourt a potential acquisition opportunity and on April 27, 2000, Hartcourt signed the necessary documents to consummate the purchase of an entity (Shenzhen Rayes Group Limited). The Introducers have subsequently exercised their option to acquire 2,500,000 shares of Hartcourt common stock. On May 8, 2000, in accordance with the terms of the Agreement, Hartcourt filed a Form S-8 to register with the Securities and Exchange Commission the 2,500,000 options granted to the Introducers under the Agreement. As of September 30, 2001, Hartcourt received $2,750,000 towards exercise of 2,500,000 options into shares exercised by the Introducers. The remaining balance of $11,000,000 is recorded as subscriptions receivable at September 30, 2001 in the accompanying financial statements.

Edda Limited ("Edda"): On December 26, 2000, Hartcourt and Edda signed a Stock Sale Agreement (Agreement) whereby Hartcourt agreed to sell 4,000,000 restricted shares of its common stock as a block to Edda at the agreed price of fifty cents ($0.50) per share. Pursuant to the terms of the Agreement, Hartcourt will deliver to Edda the requisite number of common shares restricted under the Rule 144 of SEC regulations upon receipt of the full and complete purchase price in the amount of $2,000,000. The accompanying financial statements reflect that Hartcourt has received $1,415,084 from Edda as of September 30, 2001. The remaining balance of $584,916 has been recorded as subscriptions receivable in the accompanying financial statements as of September 30, 2001. As of November 10, 2001, Hartcourt has not issued any shares to Edda under this Agreement and has not received any additional remittances subsequent to September 30, 2001.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Balance Sheets of The Hartcourt Companies, Inc. and its subsidiaries as of September 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for the three months and nine months ended September 30, 2001 and 2000. The financial statements for the three months ended September 30, 2001 are consolidated to include the accounts of The Hartcourt Companies Inc., its 58.53% owned subsidiary Financial Telecom Limited, its 85% owned subsidiaries Asia Top and China Top of StreamingAsia Limited Group, its 51% owned subsidiary Elephant Talk, its wholly owned subsidiary Sinobull.com Inc., and its 66.7% owned subsidiary HCTV. The financial statements for the three months ended September 30, 2000 are consolidated to include only the accounts of The Hartcourt Companies, Inc., its 58.53% owned subsidiary Financial Telecom Limited, and its 35% equity investment in UAC Exchange.

The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

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

Note 3.    Supplemental Disclosure of Non-Cash Financing Activities


                                                Nine Months        Nine Months
                                                   Ended              Ended
                                               September 30,      September 30,
                                                    2001               2000
                                               -------------      -------------
Cash paid for:
   Interest                                    $     122,750      $     114,953
   Taxes                                                   -                  -
                                               =============      =============

Non-cash operating and financing activities:
   Shares issued to directors for services     $     265,440      $           -
   Shares issued to director in liquidation
      of payable                                           -          3,560,621
   Shares issued for consulting services             184,173                  -
   Shares issued in connection with
      acquisitions                                 2,325,000                  -

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)

Note 4.    Loss per Share

                                        Three Months   Three Months     Nine Months    Nine Months
                                            Ended          Ended           Ended          Ended
                                        September 30,  September 30,   September 30,  September 30,
                                             2001           2000            2001           2000
                                        ------------   ------------    ------------   ------------
 Net loss                               $    216,024   $  2,730,762    $  2,421,090   $  5,282,272
 Effects of dilutive securities                    -              -               -              -
                                        ------------   ------------     -----------   ------------
 Weighted average shares outstanding      70,014,935     60,478,590      66,818,048     57,151,722
                                        ============   ============     ===========   ============
 Basic and dilutive earnings per share  $       (.00)  $       (.05)    $      (.04)  $       (.09)
                                        ============   ============     ===========   ============

At September 30, 2001 and 2000, the Company had 4,376,640 and 2,421,950 warrants and options outstanding, each exercisable into one share of common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects based on the net loss reported for each period.

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

Note 5.  Litigations

ComericaBank of California ("Comerica") vs. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of another entity's ("Pego") alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce the settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgment of approximately $635,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 (UNAUDITED)


Charles Hogue vs. The Hartcourt Companies, Inc., Circuit Court of the Ninth Judicial Circuit, Orange County, Florida. Circuit Court Case No. CI00-002190:

Charles Hogue filed a complaint on or about March 22, 2000, to claim a finder's fee for introducing Hartcourt to a potential acquisition target. Hartcourt sent the payment to Mr. Hogue via check in the amount of $40,500 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of Hartcourt with the amount of shares in dispute. Hartcourt's counsel in Florida failed to timely file an Answer to the Complaint, and a default judgment in the amount of $2,901,752 was entered on January 31, 2001. Hartcourt brought a motion to set aside the default, which was denied. Hartcourt plans to vigorously appeal the ruling. On or about March 2, 2001, a Notice of Appeal was filed. Hartcourt has retained new appellate counsel to aggressively contest the appeal. On October 1, 2001, oral arguments were presented to the Circuit Court Judge in Florida Courts. We are awaiting to hear the decision of the appellate court after presenting our arguments.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2001 (UNAUDITED)


Part I

Item 2

The Hartcourt Companies, Inc. is a holding and development enterprise that is building a broad network of Internet, media, and telecommunication companies in Greater China. In partnership with leading Chinese entrepreneurs and government-sponsored entities, Hartcourt is developing and investing in emerging technologies while building an integrated commercial framework for its subsidiaries and their partners. Hartcourt's operative business strategy is designed to establish market-leading position and facilitate a series of venture divestitures via public offerings or public merger in its four main business divisions to fully realize the value of these assets for its investors. The four business divisions are Sinobull Financial Group, Media Services Group, Broadband/Telecommunications Group and E-learning Group.

Hartcourt, through a combination of expertly managed internal expansion and accretive strategic acquisitions, is executing plans to provide a sustainable, growing, diversified and profitable revenue base throughout its operations. Hartcourt is developing extensive business operations throughout Greater China to position itself to take full advantage of the substantial opportunities presented by the emergence of the worlds largest consumer and business markets, and China's upcoming entry into the WTO. Hartcourt's ability to obtain government approved licenses and its wide array of well-established business relationships is greatly facilitating these goals and establishing Hartcourt as an attractive entry point for corporations seeking access to these markets.

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

To stay focused and achieve its mission to become a leading Internet company in Asia and China, Hartcourt continued to build a network of Internet companies. On December 28, 2000, Sinobull completed its acquisition of 51% ownership interest in Sinobull Network and 51% ownership in Sinobull Information. Hartcourt completed its acquisition of 100% ownership interest in Sinobull.com Inc. on April 2, 2001; 51% ownership interest in Elephant Talk Limited

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2001 (UNAUDITED)


on May 16, 2001; and 85% ownership interest in StreamingAsia Limited Group on August 9, 2001. In addition, on July 16, 2001, Hartcourt rescinded its joint venture agreement with Beijing UAC Trading and accepted a secured promissory note from Edda Limited for Hartcourt's net investment of $2,858,286 in the joint venture.

The operations of Hartcourt for the three months and nine months ended September 30, 2001 consisted of the operations of FTL (58.53% ownership interest), Sinobull.com Inc. (100% ownership interest), Elephant Talk (51% ownership interest), StreamingAsia Holdings Limited (85% ownership interest), HCTV (66.67% ownership interest) and Hartcourt's investment and advances to other entities in US, China and Hong Kong. Operations for the three months and nine months ended September 30, 2000 consisted of operations of FTL (58.53% ownership interest) and Hartcourt's 35% equity investment interest in UAC Exchange.

Net sales and cost of sales: The Company recorded net sales of $3,809,526 and $5,940,752 for the three months and nine months ended September 30, 2001, compared to $333,641 and $1,024,081 for the same periods in 2000. Net sales in the third quarter of 2001 primarily consisted of revenues derived from Elephant Talk, an international long distance carrier that provides voice, data transmission like IDD, pre-paid calling cards and ISP services to a wide range of customers including major telecommunication companies in US and Hong Kong. Net sales also include sale of wireless pagers, rental of equipment, and the related Internet and telephone services provided by FTL; real-time financial data services provided by Sinobull Financial Information using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities to its customers in China; and StreamingAsia providing web hosting and software development services in audio and video delivery or streaming solutions. Cost of sales amounted to $3,200,375 and $4,499,619 for the three months and nine months ended September 30, 2001 compared to $271,448 and $503,520 for the same periods in 2000. Cost of sales for the three months and nine months ended September 30, 2001 primarily included the costs in providing resale arrangements with long distance providers, cost of leasing transmission facilities, international gateway switches voice, data transmission and ISP services offered by Elephant Talk; cost of wireless pagers, cost of transmission and Internet services provided to FTL and FWL customers; costs incurred in providing financial data services in stock quotes, futures and commodities by Sinobull; and costs incurred in providing audio and video delivery and streaming solutions by StreamingAsia. Operational margins continued to show sustained improvements during the third quarter of 2001 when compared to the second quarter of 2001 as Elephant Talk reported full three months operating results in the third quarter of 2001.

Selling, general and administrative expenses (SG&A): SG&A were $1,654,047 and $4,389,752 for the three months and nine months ended September 30, 2001 compared to $715,863 and $3,612,095 for the same periods in 2000. The increase is primarily attributed due to additional consulting, legal and administrative costs incurred due to the completion of acquisitions of Elephant Talk, StreamingAsia and Sinobull.com Inc. during the third quarter of 2001. Hartcourt

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2001 (UNAUDITED)


recorded a one-time charge of $581,578 relating to costs incurred in connection with StreamingAsia's public offering and a one-time charge of $230,566 due to a write-down of FTL Investments during the third quarter of 2001. Although SG&A for the nine months ended September 30, 2001 increased by $777,657 when compared to the same period of 2000, SG&A as a percentage of sales decreased to 43% from 75% during the same comparable periods in 2000. The decrease resulted primarily because of the company eliminating less productive units, reduced consulting and legal costs associated due to restructuring of Hartcourt's business in China.

Other expenses: Total other expenses net of other income were $12,858 and $221,247 for the three months and nine months ended September 30, 2001 compared to $1,039 and $79,468 for the same periods in 2000. The increase in other expenses net of other income resulted primarily due to the equity in loss of affiliates of $183,536 for the nine months ended September 30, 2001 compared to the same period in 2000.

Discontinued operations: During the three months ended September 30, 2001, Hartcourt rescinded its joint venture agreement with Beijing UAC Trading and accepted a secured promissory note from Edda Limited for Hartcourt's net investment of $2,858,286 in the joint venture. Loss from the discontinuance of UAC Exchange joint venture operations during the nine months ended September 30, 2001 were $377,952. Hartcourt also recorded a one-time gain of $1,113,160 on the disposition of the UAC Exchange operations during the three months ended September 30, 2001.

Extraordinary items: Increase in extraordinary items during the nine months ended September 30, 2001 as compared to the same period in 2000 resulted due to the recording of one-time gain of $355,777 recorded by FTL in the second quarter of 2001 due to forgiveness of debt as a result of refinancing their computer and transmission equipment.

Liquidity and Capital Resources:

Hartcourt's principal capital requirements during the year 2001 are to fund the acquisitions of growth oriented Internet related operating companies in China and Asia. During the nine months ended September 30, 2001, Hartcourt has raised necessary funds to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

As shown in the accompanying financial statements, Hartcourt incurred a net loss of $2,421,090 for the nine months ended September 30, 2001 as compared to a net loss of $5,282,272 for the same period in 2000. Additionally, Hartcourt's current liabilities exceeded its current assets by $2,341,534 at September 30, 2001. These factors and Hartcourt's inability to meet current debt obligations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about Hartcourt's ability to continue as a going concern.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2001 (UNAUDITED)


Hartcourt has taken certain restructuring steps, which in the management's opinion will provide the necessary capital to continue its operations. These steps included: 1) the settlement of certain matters of litigation and disputes;
2) signed a Investment Agreement with Swartz Private Equity, LLC, which agreed to purchase from time to time, up to $35,000,000 of Hartcourt shares of common stock. The Investment Agreement with Swartz is still subject to the approval of the SEC; 3) raised $8,599,692 in cash through the issuance of its common shares since the beginning of the year 2000 through September 30, 2001; 4) common stock subscriptions receivable of $11,607,178 as of September 30, 2001.

Operating activities. During the nine months ended September 30, 2001, net cash used by operating activities decreased to $216,168 compared to $2,017,897 during the same period in 2000. The decrease in operating activities resulted primarily due to the gain of $1,113,160 on rescission of UAC Trading joint venture, increase in accounts receivable, short-term bank loan and accrued expenses, decrease in accounts payable, prepaid expenses and deferred revenue.

Investing activities. Net cash provided by investing activities during the nine months ended September 30, 2001, was $154,188 compared to $ 4,062,761 for the same period in 2000. Cash provided was primarily due to the cash acquired in acquisitions of ET, Sinobull Group and StreamingAsia offset by advance of $500,000 towards WindInfo investment.

Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2001 was $91,412 compared to $6,059,904 during the same period in 2000. Net cash was provided due to proceeds from sale of common stock amounting to $308,897, proceeds on stock subscriptions of $584,916, payments to related parties of $560,111 and payments on note payable of $216,881.

As a result of the above activities, the company experienced a net increase in cash of $29,432 for the nine months ended September 30, 2001. The ability of Hartcourt to continue as a going concern is still dependent on its success in obtaining additional financing and fulfilling its plan of restructuring as outlined above.

Part II

Item 1.    LEGAL PROCEEDINGS

ComericaBank of California ("Comerica") vs. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of another entity's ("Pego") alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2001 (UNAUDITED)


obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce the settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgment of approximately $635,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt.

Charles Hogue vs. The Hartcourt Companies, Inc., Circuit Court of the Ninth Judicial Circuit, Orange County, Florida. Circuit Court Case No. CI00-002190:

Charles Hogue filed a complaint on or about March 22, 2000, to claim a finder's fee for introducing Hartcourt to a potential acquisition target. Hartcourt sent the payment to Mr. Hogue via check in the amount of $40,500 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of Hartcourt with the amount of shares in dispute. Hartcourt's counsel in Florida failed to timely file an Answer to the Complaint, and a default judgment in the amount of $2,901,752 was entered on January 31, 2001. Hartcourt brought a motion to set aside the default, which was denied. Hartcourt plans to vigorously appeal the ruling. On or about March 2, 2001, a Notice of Appeal was filed. Hartcourt has retained new appellate counsel to aggressively contest the appeal. On October 1, 2001, oral arguments were presented to the Circuit Court Judge in Florida Courts. We are awaiting to hear the decision of the appellate court after presenting our arguments.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                         SEPTEMBER 30, 2001 (UNAUDITED)


Item 2.  CHANGES IN SECURITIES

Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits
        None.

    b) Reports on Form 8-K
        None

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                         SEPTEMBER 30, 2001 (UNAUDITED)


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.


                                            The Hartcourt Companies, Inc.

Date:  November 12, 2001                    By: /s/ Alan V. Phan
                                            --------------------------------
                                            Dr. Alan V. Phan
                                            Chairman