Form 10KSB
period 2001-12-31
HARTCOURT COMPANIES INC
filed 2002-04-15
CIK 949427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        [No Fee Required]
                     For fiscal year ended December 31, 2001

                        Commission file number 001-12671

                          THE HARTCOURT COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                                      UTAH
                            (State of incorporation)

                                   87-0400541
                      (I.R.S. Employer Identification No.)

   19222 Pioneer Blvd., Suite 100, Cerritos, California 90703, (562) 653-0400
               (Address, including zip code, and telephone number,
            including area code, of registrant's executive offices)

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

         Issuer's revenues for most recent fiscal year: $ 10,621,205

         State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 7, 2001, $ 19,070,803.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 7, 2002, there were 76,283,215 shares of common stock outstanding.

                          THE HARTCOURT COMPANIES, INC.

                         2001 Form 10-KSB Annual Report
                                Table of Contents
                                                                          Page
                                     PART I

Item 1.  Description of Business.....................................       4

Item 2.  Description of Property.....................................      27

Item 3.  Legal Proceedings...........................................      28

Item 4.  Submission of Matters to a Vote of Security Holders.........      28

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters....      29

Item 6.  Management's Discussion and Analysis or Plan of Operation...      32

Item 7.  Consolidated Financial Statements...........................      36

Item 8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................      36

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.........      36

Item 10. Executive Compensation......................................      40

Item 11. Security Ownership of Certain Beneficial Owners and
           Management................................................      42

Item 12. Certain Relationships and Related Transactions..............      45

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K............................      46

         Signatures..................................................      50

Explanatory Note:

         Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" are to The Hartcourt Companies, Inc., a Utah corporation, and its wholly owned subsidiaries, Hartcourt Investments (USA) Inc. ("Hartcourt Investments"); the Hartcourt Pen Factory, Inc. ("Hartcourt Pen"); Pego Systems, Inc. ("Pego") and Electronic Components and Systems, Inc. ("ECS"), which were spun-off on March 1, 1999; "); its 51% owned subsidiary Beijing UAC Stock Exchange Online Co., Ltd. ("UAC Exchange"), which was disposed of on September 10, 2001; its 58.53% owned subsidiary Financial Telecom Limited ("FTL"); its 51% owned subsidiary Elephant Talk Limited (ET); its 66.67% owned subsidiary Haike Caijin TV (HCTV); and its 85% owned subsidiary StreamingAsia.Com Ltd ("StreamingAsia"). All share and per share information contained herein has been adjusted to reflect a five-for-seven reverse split of Hartcourt's common stock effected on October 6, 1995, a one for five reverse split of Hartcourt's common stock effected on August 1, 1996 and two for one stock split of Hartcourt's common stock effected on September 21, 2000.

                                     PART I

Item 1:  Description of Business.

Note 1:  Organization and Nature of Operations:

The Hartcourt Companies, Inc. (herein referred to as "Hartcourt" or "Company") is a holding and development enterprise that is building a broad network of Internet, media, and telecommunication companies in Greater China. In partnership with leading Chinese entrepreneurs and government-sponsored entities, Hartcourt is developing and investing in emerging technologies while building an integrated commercial framework for its subsidiaries and their partners. Hartcourt's operative business strategy is designed to establish a market-leading position and facilitate a series of venture divestitures via IPO or public mergers in its five main business divisions to fully realize the value of these assets for its investors. The five business divisions are Sinobull Financial Group, Media Services Group, Broadband/Telecommunications Group, E-learning Group and Hartcourt Capital.

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

Hartcourt is developing extensive business operations throughout Greater China to position itself to take full advantage of the substantial opportunities presented by the emergence of the worlds largest consumer and business markets, and China's upcoming entry into the WTO. Hartcourt's ability to obtain government approved licenses and its wide array of well established business relationships is greatly facilitating these goals and making Hartcourt an attractive entry point for many corporations seeking access to these markets. Current government customers and partnerships of its subsidiaries and business investments include: China Bank of Communications, China Central TV, Beijing TV, Guangdong TV, Phoenix TV, Shenzhen Radio, Zhejiang CableTV, Innostar Hi Tech

Enterprises, Northern Jiaotong University, China Securities, Peoples Daily, and China Telecom; for the Hong Kong Government: Stock Exchange of Hong Kong (SEHK), Hong Kong Exchanges and Clearing Limited (HKEx), Securities and Futures Commission, and Department of Printing. Other business partners include; Yahoo!, Equis/Reuters, Legend, IBM, YesMobile, Comstock/Standard and Poor's, and the University of California/Fullerton.

Sinobull Financial Group: Sinobull Financial Group operates one of China's most popular Internet financial portals, Sinobull.com, and is initiating financial television programming in China over Sinobull TV. This group consists of Financial Telecom Limited, Sinobull Information Company Limited (formerly Shanghai Guo Mao Science & Technology Co. Ltd.), Sinobull Network Technology Company Limited (formally Beijing Shangdi Net Technologies Center Company, Ltd.) and HCTV Financial TV Ltd. The Sinobull Financial Group is a leading financial content provider, develops technologically advanced financial services platforms, and operates a financial Internet portal. Sinobull provides mainland brokerages and financial institutions the hardware, software and Internet platforms to enable their customers' access to a comprehensive suite of quality financial news, real-time market data, financial analysis and professional market commentary. Sinobull.com, its financial services and information portal, is one of China's most popular portals. The company's E-Finance platform is an integration of the most advanced Internet, telecommunication and wireless access systems available in the market today. The service platform and collateral content will be offered via subscription to leading securities brokerages, investment firms, banks, and media companies throughout Greater China.

Broadband/Telecommunications Group: This group is centered around its subsidiary Elephant Talk Communications, Inc. and a future venture with Innostar Hi-Tech Enterprises of China. The group is focused on the development and delivery of comprehensive telecommunication services, broadband content, broadband enabling technology and the management of services on broadband infrastructure. In addition, these broadband efforts are being designed to provide expanded revenue sources for Hartcourt's existing subsidiary's products and services. Hartcourt is continuing its efforts to identify and actuate strategic investments in the development of web hosting and data warehouse solutions; providing secure Internet services for China businesses in e-commerce, IP telephony, Internet exchange centers, high speed wireless platforms, and ISP/content services.

Media Services Group: Under this Group, Hartcourt formed a new holding and development entity AI-Asia Inc. to acquire assets and companies in the multi-media technology and services sector. Its objective is to identify, develop, and maintain first-mover technologies, products and services for corporate and consumer Internet deployment. AI-Asia plans to provide its clientele with a comprehensive range of Internet enabling solutions, preparing them to participate in the rapidly emerging streaming and broadband communications revolution. The operating companies in this group include StreamingAsia Limited, LogicSpace Limited, and Syndicate Asia Limited. The group provides comprehensive real-time audio and video delivery (Streaming Media) solutions along with Internet consulting and web application development for businesses, professionals, organizations, web sites and content publishers. The Streaming Media network infrastructure enables the streaming of superior-quality multimedia advertising, live event broadcasting and on-demand audio and video content over the Internet to target audiences throughout Asia and globally.

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

Hartcourt Capital Group:

Hartcourt recently formed this group under a new company Hartcourt Capital Inc., an investment-banking arm to act as a bridge between high-growth Chinese companies and the U.S. capital markets. The company will provide a wide range of strategic and financial advisory services covering mergers and acquisitions, fund raising, private placement, restructuring, and public market listings.

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

OPERATIONS BY BUSINESS DIVISIONS

SINOBULL FINANCIAL GROUP:

The Sinobull Financial Group ("Sinobull Group") was formed in November 1999 with the intention to consolidate various related businesses acquired or expected to be acquired by Hartcourt or Sinobull.com Inc. ("Sinobull"), a holding company of the Group incorporated in British Virgin Islands. For the purposes of presenting these businesses under a unified structure and strong brand name, a restructuring of the Group resulted in consolidating these businesses under Sinobull. On April 2, 2001, Sinobull's one share issued and outstanding held by Mr. Tang Wing On was formally transferred to Hartcourt, and, therefore, Sinobull became a wholly-owned subsidiary of Hartcourt. Hartcourt had advanced funds to Sinobull for various acquisitions made by Sinobull since its formation. Hartcourt plans to develop this investment to a leading position in financial content, content delivery, financial services, and technology development. On October 2, 2001 Hartcourt announced its intent to merge Sinobull Group with Global Telephone Communications Inc. (OTC Bulletin Board: GTCI). The reverse merger will allow Sinobull to actively trade on the equity markets and unlock its value for Hartcourt investors. The merger has been approved by GTCI shareholders and is waiting approval by the SEC. The merger is expected to be completed by May 31, 2002.

Financial Telecom Limited (FTL): FTL was established in 1983 as a financial data bank providing real-time stock quotes and financial information of Hong Kong listed companies including information on other international stock exchanges in the U.S. and Europe to institutional and retail investors. FTL also acts as the marketing agent for Standard & Poor's Comstock, a division of McGraw Hill, in Hong Kong. FTL was the first company in Hong Kong to transmit real-time financial services via a network of wireless system for dissemination of data. This was considered as a major breakthrough in the information and communication industry in Hong Kong. Investors were no longer restricted to fixed line terminals and could use a wireless network, such as financial pager, to access real-time financial information. At present, FTL maintains a financial portal featuring stock trading, real-time quotes and company data banks for investors in China and Hong Kong. These investors include major investment houses, banks, securities firms and mutual fund houses. In March 2002, FTL decided to branch out its operations into China providing the same services currently provided to Hong Kong financial community. The company is debating to phase out of the financial paging service business in Hong Kong and is considering to physically relocateing to China. In addition, FTL is currently developing to market stock and data feed of financial information to investors and financial institutions that currently use legitimate data sources.

On November 17, 1999, Hartcourt entered into a stock purchase agreement with FTL, a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$25,563,842 or US$3,277,412, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999. Hartcourt made total cash payments of $1,638,706 and issued 3,509,104 (post-split) shares of its common stock to FTL. During the year ended December 31, 2001, FTL sold 2,945,267 shares of Hartcourt common stock for $1,375,401 to satisfy certain obligations and to raise working capital for its operations. The remaining 563,837 shares of common stock issued to FTL are reflected as treasury shares in the accompanying financial statements at December 31, 2001 since FTL became a subsidiary of Hartcourt.

On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture named Fintel Wireless Internet Limited (FWL) for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. FTL agreed to invest cash by phases, to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange for a total of 51% ownership interest in the joint venture. After the completion of due diligence, the parties signed the formal joint venture agreement on April 28, 2000 and FWL became a subsidiary of FTL. Although NiceVoice has contributed certain assets in the FWL, due to the method of funding these assets NiceVoice does not presently have legal ownership title to such assets until the final dollar payment has been made on these assets. The accompanying financial statements as of December 31, 2001 reflect FTL's investment of 51% ownership interest in FWL. As of December 31, 2001, FTL had advanced approximately HK$3,941,541 (US$505,326) towards its investment in FWL.

Sinobull Network Technology Company Limited (Sinobull Network): Formally known as Beijing Shangdi Net Technologies Center Company, Ltd. ("Shangdi") is principally engaged in the business of data broadcasting in China. Its main activities include research, development and sale of data broadcasting hardware and software. Shangdi is a major shareholder of Hua Xia Info, the financial data provider of Hua Xia Securities, the second largest stock brokerage firm in China. Hua Xia Info has its own financial reporters for its data-broadcasting network via cable TV and magazine. Shangdi has completed a software program for cable set top boxes, which enable users to trade stock online from their home television sets.

On December 18, 1999, Sinobull signed a Term Sheet Agreement with Shangdi to form a new corporation in Beijing. Sinobull shall have 40% interest and Shangdi shall have 60% interest in the new corporation. On April 12, 2000, Sinobull signed a Term Sheet Agreement with revising the terms of the Term Sheet Agreement signed on December 18, 1999. The terms of the revised agreement stated Sinobull and Tiandi Hulian Technologies Limited ("Tiandi"), an investment holding company incorporated in the British Virgin Islands, holding the interest of the shareholders of Shangdi, acquired through its wholly-owned subsidiary Sinobull Network Technology Company Limited ("Sinobull Network"), a company registered in Beijing, all of the operating assets and business of Shangdi. To finance this acquisition, Tiandi issued new shares to Sinobull equal to 40% of the expanded capital of Tiandi. The terms of the revised agreement required Sinobull to pay Shangdi US$670,000 being the consideration of all tangible and intangible assets in relation to Shangdi's computer network information services excluding cash and debts; invest US$1,000,000 in Sinobull Network for its working capital needs; issue 140,000 restricted common shares of Hartcourt to Shangdi and 60,000 restricted common shares of Hartcourt to Sinobull Network for its working capital needs. In exchange, Shangdi agreed to transfer without any pledge and debt, all tangible and intangible assets in relation to computer network information services to Sinobull Network, and transfer to Hartcourt 40% of the ownership interest in Tiandi. On December 28, 2000, Sinobull, Tiandi, and Li Chun Ying (representative of the owners of Shangdi) signed a Share Subscription and Sale and Purchase Agreement whereby, Sinobull owned 51% of Tiandi and Li Chun Ying owned 49% of Tiandi after payment of consideration to Shangdi for purchase of all tangible and intangible assets. As of December 31, 2001, Sinobull through an advance from Hartcourt has paid $1,000,000 in cash towards the purchase of which $670,000 was distributed to the owners of and the remaining $330,000 was deemed as capital contribution in Sinobull Network.

Shanghai Sinobull Information Company Limited (Sinobull Information): Formally known as Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao"), Sinobull Information is a major real-time financial data provider in Shanghai using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities data that compliments the financial information database of Hua Xia Info and the financial data delivery systems of FTL. Association with Guo Mao gives Sinobull a distinct edge over any competitive financial portals in China. On December 1, 1999, Sinobull signed a Term Sheet Agreement with Guo Mao whereby Guo Mao agreed to issue new shares for a total proceeds of $1,000,000 which represented 50% of the expanded capital of Guo Mao. Sinobull agreed to subscribe for all the new shares issued by Guo Mao. On May 16, 2000, Sinobull and Hopeful Internet Technologies Limited ("Hopeful") entered into an agreement whereby Hopeful, an investment holding company incorporated in the British Virgin Islands, acquired through its wholly-owned subsidiary Shanghai Sinobull Information Company Limited ("Sinobull Information"), all of the operating assets and business of Guo Mao. To finance this acquisition, Hopeful issued new shares to Sinobull equal to 40% of the expanded capital of Hopeful for a total consideration of $1,000,000. The terms of payment by Sinobull for the purchase of new shares were: $200,000 in cash upon signing of the agreement; $150,000 in cash within 30 days of signing of the agreement; $150,000 in cash within 60 days of signing of the agreement; and $500,000 within 30 days after signing of the agreement in shares of Hartcourt based on the average closing price in the last 7 trading days before payment, or in shares of Sinobull based upon the valuation to be agreed on by the parties. On December 28, 2000, Sinobull, Hopeful, Guo Mao and Lee Lu Ping (representative of the owners of Guo Mao) signed a Share Subscription Agreement whereby, Sinobull owned 51% ownership in Hopeful and Lee Lu Ping owned 49% of ownership in Hopeful after payment of consideration to Guo Mao for purchase of all tangible and intangible assets. Sinobull has paid $500,000 in cash received from Hartcourt towards the purchase of new shares of Hopeful and issued 805,802 shares of its common stock valued at $500,000 to Sinobull Information in February 2001. The 805,802 common shares issued to
Sinobull Information are reflected as treasury shares in the accompanying financial statements at December 31, 2001 since Sinobull Information became a subsidiary of Hartcourt.

TongBo Software: specializes in custom-made software solutions for the securities market, especially in commodity and currency trading. On November 6, 2000, Sinobull Information and Ningbo Shiji TongBao Software Limited ("TongBao") agreed to form an alliance in creating software solutions for the securities and futures industry. The parties agreed to a stock swap whereby TongBao agreed to issue an additional 150% of its existing share capital to Sinobull Information resulting in Sinobull Information becoming a 60% owner of TongBao. In exchange, Sinobull Information agreed to exchange RMB100,000 worth of its shares valued at the share price at the time when Sinobull Information goes for public listing to the remaining 40% original shareholders of TongBao. Upon issuance of RMB100,000 worth of its shares, TongBao will become a wholly owned subsidiary of Sinobull Information. During 2001, Ningbo Shiji TongBao Software Limited moved its operations to Shanghai and merged all its assets, liabilities and all its operations in a newly formed company named Shanghai Yuanhe Computer Limited (Tongbo).

On October 1, 2001, Tongbo signed a Letter of Understanding with Sinobull Information whereby Tongbo assigned to Sinobull Information all of its revenues and revenue sources including past due, accrued and to be earned in the future in exchange for Sinobull Information assuming all ordinary and reasonable operational expenses of Tongbo commencing October 1, 2001. The accompanying financial statements of Sinobull Information at December 31, 2001 reflect combined revenues and expenses of Tongbo from October 1, 2001. As of March 10, 2002, Tongbo has honored its commitment by issuing 150% of its then existing share capital with 100% ownership held by Sinobull Information.

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

On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman Computer Services Corporation Limited (Hopeman") to form a joint venture in Shanghai and jointly develop and market a 24-hour financial television program and/or provide financial data services to existing/new financial television programs for China market. The new joint venture is named "Haike Caijin TV" means Hartcourt Financial Television (HCTV) in English. HCTV will be registered in Shanghai with a funding of $1.0 million. The agreement defines the first phase joint venture investment terms for the period from September 2000 to December 2000. In February 2001, HCTV Joint Venture Company was formed and a temporary license was obtained to conduct the business of the joint venture pending issuance of a new license upon China's entry into the WTO and contribution of $200,000 as the subscribed capital of the HCTV Joint Venture Company. As of December 31, 2001, Hopeman has invested $50,000 for its 33.3% investment and Hartcourt has invested $100,000 towards its 66.7% equity ownership in the HCTV joint venture. The temporary license issued by the Chinese authorities expired on February 14, 2002 pending injection of an additional $50,000 towards the capital subscription. Hopeman and Hartcourt are currently negotiating with the Chinese authorities to renew the temporary license until such time as additional $50,000 is injected in the joint venture company. HCTV operating results are consolidated with Hartcourt in the accompanying financial statements as of December 31, 2001. As of March 10, 2002, either party contributed no additional funds.

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

On July 16, 2001, Hartcourt and UAC Trading, by mutual consent, agreed to rescind the contractual joint venture agreement named UAC Exchange. As part of the rescission, Hartcourt agreed to accept a promissory note for the amount of its net investment in UAC Exchange as of the date of rescission amounting to $2,858,286, bearing interest at six per cent (6%) per anum payable over a thirty-nine months period. The parties mutually agreed to forego all other rights and benefits provided under the contractual joint venture as consideration for the rescission of the contract. On September 10, 2001, Edda Limited, a non-affiliated company incorporated in Hong Kong, expressed its interest to take over all existing tangible and intangible assets of UAC Exchange for the amount of Hartcourt's net investment in UAC Exchange, and signed a promissory note in the amount of $2,858,286 bearing interest at six per cent (6%) per anum, payable in quarterly installments of $50,000 commencing November 1, 2001 with a balloon payment of $2,715,772 due on December 1, 2006. The promissory note is secured by a security agreement granting to Hartcourt all tangible and intangible property of Edda Limited. As of December 31, 2001, Edda paid the first quarterly note payment of $50,000 due November 1, 2001, and paid an additional $57,829 towards interest due on the promissory note due to Hartcourt. As of March 10, 2002, Hartcourt received the second note payment of $50,000 due February 1, 2002.

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

The investment from Hartcourt to WindInfo was agreed to be paid as follows: a) upon completion of the Agreement of JVC by both parties within 15 days from the date of the Term Sheet Agreement signed, Hartcourt shall arrange a payment from Guo Mao as a loan to WindInfo in the amount of $500,000; b) pay $1,500,000 in the temporary JVC account within 15 days of the establishment of the temporary JVC bank account; c) pay $1,500,000 into the JVC no later than three months from the date of establishment of the JVC. Upon receipt of all committed capital from Hartcourt, WindInfo agreed to immediately pay back the $500,000 loan to Guo Mao. Hartcourt has completed its due diligence review on the operations of WindInfo. On September 18, 2000, Sinobull advanced $500,000 to Guo Mao who loaned the same amount to WindInfo on behalf of Hartcourt. Pursuant to the addendum to the Term Sheet Agreement, on January 10, 2001, Hartcourt and WindInfo signed a direct investment agreement whereby Hartcourt agreed to convert the loan from Guo Mao of $500,000 to a 5% equity ownership in the JVC to be formed. Upon further negotiations between the two parties, Hartcourt and WindInfo have mutually agreed to terminate the Term Sheet Agreement of formation of JVC and WindInfo agreed to return Hartcourt's contribution of $500,000 towards its investment in the JVC. As of December 31, 2001, WindInfo returned RMB500,000 ($60,241) to Sinobull Information on behalf of Hartcourt, and an additional RMB100,000 was returned as of March 10, 2002. The accompanying financial statements as of December 31, 2001 reflect Hartcourt's loan of $439,759 to WindInfo. Both parties are negotiating to an acceptable payment plan for Hartcourt to receive its loan the year 2002 from WindInfo.

Equis International Inc.((R)), a wholly owned subsidiary of Reuters Limited((R)) signed on June 1, 2001, an International Distribution Agreement with Hartcourt including Sinobull Group in Shanghai, Beijing and Hong Kong, a non-exclusive distributor of licensed products within the People's Republic of China (PRC) except in Hong Kong and Taiwan. Equis granted to Hartcourt a non-exclusive right and license to market, promote and distribute the licensed products in the PRC to sub-distributors, resellers and end users to localize Equis' award-winning family of MetaStock((R)) products and market them to over 10 million investors in the Greater China area. The initial term of the agreement is for three years. Under the terms of the agreement Equis also granted Sinobull Group conditional territory exclusivity for a period of twelve months for the Chinese versions of MetaStock((R)) products within the Greater China market. Hartcourt's remuneration for the sale of licensed products will be the difference between the selling price to its customers and Hartcourt's discounted purchase price as agreed between Hartcourt and Equis. Hartcourt is currently strategizing various alternatives to market Equis's products and services in China. Sinobull Group has recently completed, and is now ready to market, the Chinese version of the MetaStock software, the world's leading technical analysis and charting software. MetaStock has won the Technical Analysis of Stocks and Commodities magazine's Reader's Choice award for analysis software the past 8 years running. Sinobull has converted the MetaStock software to localized language and programming to make it accessible to millions of Chinese investors demanding professional financial tools to manage their trading activity and portfolio positions. Sinobull Group will also introduce Sinobull Wireless Internet, a powerful wireless application using "Streaming Mobile Application Real-Time Technology" (SMART) to provide streaming, automatically updating, stock market information in real-time over wireless devices from mobile phones, pagers to PDA's. Through Java programs, SinoBull Wireless Internet updates stock market information automatically, anytime, anyplace, with the latest Hang Seng Index, stock quotes, FX quotes, transaction volumes and chart analysis. As of March 10, 2002, Hartcourt and its affiliates have not sold any of the Equis's licensed products since the date of this agreement.

YesMobile Inc. incorporated in Hong Kong, is currently a leading Chinese Wireless Application Protocol (WAP) portal with open-standard and multi-platform compatibility in Asia. Sinobull.com HK Ltd. (Sinobull HK) has signed a revenue sharing agreement with YesMobile whereby, Sinobull HK agreed to provide financial contents to YesMobile in China. The data will include real time stock quotes, commodities and currencies contracts, economic news, commentaries and research reports. Pursuant to the terms of the agreement, Sinobull HK will share 70% of the revenues received and YesMobile will share 30% of the revenue received from the users of the Wireless Application Protocol (WAP) portal and the Short Message Service (SMS) of YesMobile. Users will access these contents via their mobile phones, as well as PDAs and other wireless devices. YesMobile is currently providing these services to over 105 million users of China Mobile. As of March 10, 2002, Sinobull HK has not received any revenues under the revenue sharing agreement.

BROADBAND/TELECOM GROUP:

The Broadband/Telecom Group is centered around its subsidiary Elephant Talk Communications, Inc. (formerly known as Elephant Talk Limited "ElephantTalk") and a future venture with Beijing Innostar Hi-Tech Enterprises of China. The group is focused on development and delivery of comprehensive telecommunication services, broadband content, broadband enabling technology and the management of services on broadband infrastructure. In addition, these broadband efforts are being designed to provide expanded revenue sources for Hartcourt's existing subsidiary's products and services. Hartcourt is continuing its efforts to identify and actuate strategic investments in the development of web hosting and data warehouse solutions; providing secure internet services for China businesses in e-commerce, IP telephony, internet exchange centers, high speed wireless platforms, and ISP/Content services. On September 25, 2001 Hartcourt announced its intent to publicly divest ElephantTalk subsidiary in a merger with Staruni Corporation (OTC Bulletin Board: SRUN) in an effort to take Broadband/Telecom Group public. On January 4, 2002 ElephantTalk completed the merger with Staruni Corporation and commenced trading on OTC:BB on January 22, 2002 under the ticker symbol ETLK.

Elephant Talk Limited ("ElephantTalk"): ElephantTalk (OTC:BB ETLK), is a leading telecommunications company located and operated in Hong Kong with offices in Cerritos, California and switching facilities in China, Hong Kong, U.S., Taiwan and Singapore. ElephantTalk operates international long distance service on both sides of the Pacific to over 220 foreign cities. They enable telecommunications carriers and other service providers the ability to offer long distance, voice, data/fax, calling card, and voice-over-internet-phone (VOIP) services through advanced, scaleable networks. ElephantTalk is expanding its networks and has international operating agreements with telecommunications carriers, including AT&T Corp., Cignal Global Ltd., Frontier Telecom Ltd. and MCI Worldcom Inc. Its customers include the largest first and second tier telecommunications carriers in the U.S. and Asia, including two of the four fixed network operators in Hong Kong; New T&T and New World Telephone.

On May 16, 2001, Hartcourt and ElephantTalk executed a Sale and Purchase Agreement whereby Hartcourt acquired 51% of the ownership interest in ElephantTalk for a total consideration of $4,194,000. The terms of the agreement required ElephantTalk to increase its authorized capital from 25,000,000 shares to 30,000,000 shares. Hartcourt subscribed the block of 5,000,000 new shares; issued 1,000,000 Hartcourt shares under Rule 144 or Regulation S of the SEC regulation, valued at 61.9 cents per share; and executed a promissory note payable to ElephantTalk in the amount of $1,250,000 due on February 16, 2002. In addition, Hartcourt subscribed another block of 10,300,000 ElephantTalk shares from private owners for a consideration of $2,325,000 and issued 3,756,058 Hartcourt shares under Rule 144 for a combined total of 51% ownership interest in ElephantTalk. The 1,000,000 shares of common stock issued to ElephantTalk are reflected as treasury shares in the accompanying financial statements at December 31, 2001 since the results of operations of ElephantTalk were consolidated with Hartcourt from May 16, 2001 to December 31, 2001. Hartcourt and ElephantTalk agreed to extend the payment date of the Promissory Note of $1,250,000 due May 31, 2002.

On October 8, 2001  ElephantTalk  entered into a reseller  agreement with JiTong
Network Communications Company Limited ("JiTong") to provide a variety of IP-based telecom services. JiTong is one of the five government-owned telecom giants in China with their own communication infrastructure. It is the famous owner and operator of the Golden Bridge fiber optics and Internet services. Both companies will jointly develop and market new brands of IP telephony solutions in major countries worldwide. Under the terms of the agreement, ElephantTalk will interconnect its global point-of-presence (POPs) with JiTong's network. ElephantTalk will market and resell JiTong's IP-based services including I-phone and I-fax services, while JiTong will be responsible for service provisioning, technical support and after-sales services to customers. The agreement signifies the beginning of close, long-term, working partnership between the two companies. ElephantTalk has expanded their agreement with JiTong Networks Communications Company and also signed cross-branding partnership agreements with China Netcom Corporation Limited and Great Wall Broadband Network detailed in the subsequent events section.

Pursuant to an Agreement of Merger and Plan of Reorganization, effective August 27, 2001, and through the subsequent transaction that closed on January 4, 2002, Staruni Corporation, a California corporation merged with Elephant Talk Limited. Staruni is the surviving corporation and shall continue its corporate existence under the laws of California. On January 9, 2002, Staruni filed a Certificate of Amendment of Articles of Incorporation to amend its corporate name to Elephant Talk Communications, Inc. (ETCI). This name change was done in conjunction with the merger, and to emphasize that the new focus of the ETCI will be the business of Elephant Talk Limited. Pursuant to the terms of the merger, each holder of ordinary shares of ElephantTalk common stock, par value of HK$1 (One Hong Kong Dollar) immediately prior to the effective time of the merger date shall, by virtue of the merger and without any action on the part of such holder, be entitled to receive, as of the merger date, such number of shares of common stock of ETCI, no par value, as the number of shares of ElephantTalk common stock owned by such holder as of the merger date. Collectively, following the merger, the former holders of ElephantTalk common stock held an aggregate of 90% of the issued and outstanding shares of ETCI's common stock. The merger caused no change in any of the shares of the ETCI's common stock outstanding on the merger date, and no other securities were converted as a result of the merger. At the conclusion of the merger on January 4, 2002, Hartcourt retained a majority ownership in ETCI.

Beijing Innostar Hi-Tech Enterprises, Ltd. ("Innostar") - Innostar provides wireless ISP network and IP phone service in Beijing in cooperation with Chinese telecom companies. It provides high-speed Internet connections to hotels, office buildings and apartment complexes using a Chinese satellite with bi-directional data transmission to these commercial users. The joint venture with Hartcourt and Innostar's license for nationwide ISP service will allow expansion to many other cities and individual users eventually reaching users throughout China.

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

MEDIA SERVICES GROUP:

The Media Services Group consists of StreamingAsia Holdings Limited, which consists of the operations of StreamingAsia Limited, LogicSpace Limited and SyndicateAsia Limited. The Media Services Group provides a comprehensive real-time audio and video delivery (Streaming Media) solution along with
Internet consulting and web application development to businesses, professionals, organizations, web sites and content publishers. The Streaming Media Group's network infrastructure enables the streaming of superior-quality multimedia advertising, live event broadcasting and on-demand audio and video content over the Internet to target audiences throughout Asia and Globally. On August 20, 2001, Hartcourt established a new wholly owned subsidiary AI-Asia Inc. to hold and develop assets of the Media Services Group. AI-Asia's objective is identify, develop, and maintain first-mover technologies, products and services for corporate and consumer Internet deployment. AI-Asia plans to provide its clientele with a comprehensive range of Internet enabling solutions, preparing them to participate in the rapidly emerging streaming and broadband communications revolution. AI-Asia will create synergy not only among its streaming technology companies but will coordinate with other Hartcourt Groups.

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


LogicSpace Limited ("LogicSpace"): LogicSpace, a wholly-owned subsidiary of StreamingAsia Limited, is an Internet consulting and web application development company that provides a wide range of Internet services including web page design, system architecture and solution implementation. LogicSpace offers cost-effective and one-stop shop Internet solutions that enable companies to achieve smooth results in doing business on the Internet. Solutions include top-notch eBusiness & Internet consultation, B2B/B2C Portal Development & Implementation, Web-Based & Wireless application design and "know-how" implementation. The operating results of LogicSpace are consolidated with StreamingAsia Limited in the accompanying financial statements as of December 31, 2001.

SyndicateAsia Limited ("SyndicateAsia"): SyndicateAsia, is pioneer in content distribution, providing the marketplace for exchanging, managing and distributing content media across the Asian region. The revolutionary SyndicateAsia platform offers flexibility to providers and content buyers to transform formats (Web to WAP) and exchange content, including text, graphical, audio and video, across a wide range of sources in the Asia region. SyndicateAsia's mission is to serve as the bridge between the content providers and end users by providing the foremost syndication solution for delivery of multi-media content on cross devices and platforms, including the World Wide Web, wireless, and streaming media. In December 2000, the StreamingAsia Group issued 50% of the enlarged share capital of SyndicateAsia to Hartcourt. On December 30, 2000, as part of the reorganization of the StreamingAsia Group, the entire beneficial ownership in the share capital of SyndicateAsia was transferred to China Top Worldwide Limited ("China Top"), a company incorporated in the British Virgin Islands. As a result of the transfer Hartcourt owned 50% of the ownership interest in China Top. The operating results of SyndicateAsia are consolidated with StreamingAsia Limited in the accompanying financial statements as of December 31, 2001.

On May 16, 2001 Hartcourt took control over the management and operations of Asia Top and China Top, and signed a Term Sheet Agreement to acquire an additional 35% ownership in Asia Top and China Top for HK$2,200,000. The agreement required Hartcourt to place a down payment of HK$500,000 in an escrow account, pay HK$300,000 in thirty days and place seven post dated installment checks of HK$200,000 each, payable each month upon close of the escrow. Hartcourt placed the HK$500,000 in the escrow account and renegotiated the purchase price and payment terms pursuant to the Term Sheet Agreement. On August 9, 2001, Hartcourt closed the escrow and completed the acquisition of an additional 35% ownership interest in Asia Top and China Top for a total purchase consideration of HK$800,000. The accompanying financial statements reflect Hartcourt's ownership of 85% of the StreamingAsia Group and its results of operations from the date of acquisition are consolidated with Hartcourt as of December 31, 2001.

V2 Technology Limited ("V2"): On August 21, 2001 AI-Asia, Inc. signed a Letter of Intent to acquire all of the assets in V2 (www.v2tech,com), a Beijing based streaming and communication technology and services company developing rich media and communication software. Existing products include MPEG4-based streaming media and videoconferencing software designed for professional content providers, broadcasters, broadband operators, eCommerce and corporations. Upon completion of due diligence, Hartcourt determined that it would not be in the best interest of Hartcourt to consummate the acquisition of V2 at the present time. On March 18, 2002, Hartcourt and V2 mutually agreed to terminate the Letter of Intent of merger of the two entities.

Renew Logistics Ltd. ("Renew Logistics"): On August 15, 2001, AI-Asia signed a Memorandum of Understanding (MOU) to acquire one-hundred percent (100%) of the ownership in Renew Logistics, a Hong Kong based company which operates a cyber-related game and educational portal service to children and families (www.abc222.com) in Asia. Renew Logistics has a 6-year exclusive marketing agreement with Toys-R-Us Asia Ltd. Toys-R-Us Asia Ltd. is a joint venture between Li & Fung Company, a major manufacturing, trading and marketing conglomerate in Hong Kong, and Toys-R-Us, the international brand-name retailer of toys and games. Toys-R-Us Asia currently owns and operates 26 retailers in Hong Kong, Macau, Singapore, Malaysia and Indonesia, and is planning a major expansion into China next year.

During the year ended December 31, 2001, Harcourt advanced $185,171 as a loan towards the working capital of Renew Logistics bearing 6% interest per anum, secured by all tangible and intangible assets of Renew Logistics. The terms of the MOU required the completion of acquisition of Renew Logistics and listing of AI-Asia on the US stock exchange on or before January 31, 2002. After overseeing the operations of Renew Logistics, Hartcourt determined that it was not in the best interest to merge Renew Logistics operations with AI-Asia at the present time. Both parties agreed to terminate the terms of the MOU and therefore, as of March 10, 2002, the acquisition of Renew Logistics was not completed with AI-Asia.

Beijing Total Solution System, Ltd. ("TSS"): On September 15, 2000, Hartcourt and TSS signed a Term Sheet Agreement to form a Joint Venture Company (JVC) called TSS Streaming, Ltd to develop broadband enabling technology for internet broadcasting market and develop world leading web-casting solution and global market. Hartcourt agreed to contribute $2.4 million for 60% ownership interest in the JVC and TSS agreed to contribute all of its tangible and intangible assets of its existing operations in China for its 40% ownership interest in the JVC. On December 1, 2000, Hartcourt and TSS signed a loan agreement and Hartcourt advanced $70,000 as a loan to support TSS's 2000 marketing plan, convertible into for the ownership of 5% shares of TSS. Upon contribution of the remaining $2,330,000, Hartcourt could acquire the additional 55% shares of the JVC. Hartcourt has not converted its loan into an investment of 5% in TSS. Hartcourt has not exercised its right to subscribe for the additional 55% of the ownership interest in the JVC and such right has subsequently been lapsed. The accompanying financial statements reflect Hartcourt's loan of $70,000 to TSS as of December 31, 2001. Hartcourt does not intend to acquire any additional ownership interest in TSS at this time.

Control Tech Centenary Group Ltd. ("CTC"): On November 6, 2001, AI-Asia signed a Term Sheet agreement to acquire one hundred percent (100%) of CTC, a streaming technology solutions company specializing in audio and videoconference products. CTC is one of the two exclusive authorized dealers in China for Polycom. Polycom is a recognized global leader in multimedia business communication tools, videoconferencing, audio conferencing, web conferencing, and network access appliances. CTC also represents Enznia, Radivision, Accord and MCU. CTC's customers include PLA, Proctor and Gamble, Hong Kong Telecom, Shandong Power Co. and other major multinational companies in China (www.polycomctc.com). The parties are completing their due diligence and expect to complete the transaction by April 30,2002.

Beijing Kangrunjiayuan Technology Co., Limited ("Kangrun"): On March 22, 2002, AI-Asia entered into an agreement with Kangrun Technology Co., Limited (BVI) and Control Techniques, Limited (BVI), herein collectively referred to as the "subscribers". The subscribers agreed to subscribe for certain shares in AI-Asia and AI-Asia has agreed to transfer to the subscribers the said shares in consideration for the subscribers procuring Beijing Kangrunjiayuan Technology Co., Limited ("Kangrun") (www.kangrun.com) and Kangtai Shitong Technology Development Company Limited ("CTC") entering into a Revenue Sharing Agreement between them and a wholly owned subsidiary of AI-Asia. Kangrun provides system integration, networking solutions, modular networking products, computer systems and storage devices to corporate enterprises in China. Two major strategic partnerships of Kangrun are IBM-China (www.ibm.com) and Ortronics (www.ortronics.com). The company is also a distributor for Hewlett Packard and Cisco Systems products. The agreement is subject to certain conditions to be fulfilled by the relevant parties and these are expected to be completed no later than 30th April 2002.

E-LEARNING GROUP:

On June 18, 2001, Hartcourt executed a Revenue Sharing Agreement in cooperation with Northern Jiaotong University and California State University-Fullerton to jointly develop education projects and introduce American career training courses and post-graduate business programs in China. The project will offer prestigious American education programs in China, utilizing one of the first online education licenses awarded by China's Ministry of Education. The project is offering both certificate and degree programs with courses designed for relevance in today's business world. Coursework will initially be offered in the classroom and later expanded online. Hartcourt plans to extend its program to other potential partners and institutions in the future. Hartcourt has advanced $100,000 towards the working capital for its investment in this project as of December 31, 2001. The accompanying financial statements as of December 31, 2001 reflect Hartcourt's investment of $100,000 in the education project. The total financial commitments of Hartcourt and terms of payment on this project are currently being negotiated between the parties and expect to be finalized by May 30, 2002.

OTHER VENTURES:

eMPACT Solutions, Inc. ("eMPACT") - eMPACT, development stage enterprise, an e-commerce systems management and consulting company, specializing in providing back-office infrastructure for Internet companies. The services include technology selection, system design and management, transaction performance monitoring, resource utilization tracking and security monitoring. On April 30, 2000, Harcourt executed a Subscription Agreement and Investment Representation and agreed to subscribe and purchase three hundred (300) shares of Class B Convertible Preferred Stock, par value $0.001 per share of eMPACT for $300,000. Hartcourt had the option until May 30, 2000, to invest an additional $1,700,000 in eMPACT at the same per share price for additional Class B Preferred Stock. After May 30, 2000, the terms of any additional investment shall be subject to negotiation between the parties. Hartcourt has determined that at this time to increase its investment in eMPACT would not be advantageous to the company or its shareholders. The accompanying financial statements at December 31, 2001 reflect Hartcourt's investment in eMPACT of $300,000 for the purchase of three hundred (300) Class B Preferred Stock of eMPACT. On January 7, 2002, eMPACT received $7,500,000 as the second round of funding from the venture capital partners for further expansion of the company's Internet related business.

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

Hartcourt has completed its due diligence review and both the parties have mutually agreed to revise the purchase price and execute the purchase agreement prior to May 31, 2002. As of March 10, 2002, Hartcourt has not entered into any formal purchase agreement with Koffman and has not made any contributions towards the purchase of Koffman.

China E-Laws: On April 8, 2000, Hartcourt entered into an agreement with DF Ltd., Loughborough Ltd., and Express Internet Investment Ltd. (collectively, "the Management") and a fourth investor to form a joint venture company for the commercial exploitation of the Publication Rights of the internet and production of the content of the website in respect of the laws of China. Per the terms of the agreement, both Hartcourt and the fourth investor's obligation are to invest $2,000,000 each, in the joint venture company for 25% ownership interest and share the responsibility in providing funding, finance and technological support. The obligation of Hartcourt and the fourth investor is to provide funding as working capital for the joint venture company subject to the conditions precedent that the joint venture company shall have entered into an agreement with the relevant parties in China for the commercial exploitation of the Publication Rights on the Internet and the website. As of March 10, 2002, the joint venture company was still negotiating agreements with the relevant parties in China and has not been granted approval for the commercial exploitation of the Publication Rights on the Internet and the website. Therefore, as of March 10, 2002, Hartcourt has no payment obligations under this agreement.

Acquisitions and Partnerships Disclaimer:

Hartcourt's partners in the joint ventures discussed above are expecting Hartcourt to provide key elements in these joint ventures: Internet technology and investment capital. Hartcourt management has hired individuals with extensive experience and expertise in relevant industry sectors, and intends to provide Internet technology by merging with or acquiring companies already active in these businesses. On the financial side, Hartcourt plans to raise substantial funds necessary to carry out the plans of its venture partners by selling its own common shares to selected investors/partners and bringing in partners whose contributions to each joint venture will include the necessary cash contributions. If Hartcourt is not able to raise the necessary funds as indicated in the agreements to continue , the agreements may need to be modified or cancelled.

No assurance can be given that all agreements discussed herein will result in actual agreements or that the terms of the agreements will not be significantly changed, or that all of the financing needs to consummate the agreements discussed below will be successfully completed. Furthermore, approval from the Chinese regulatory authorities may be required to consummate some agreements

Funding:

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

Pursuant to the terms of the agreement, the quantity of Units and the exercise price of the warrants will no longer reset. The final amount of Units that can be issued shall be 4,000,000 shares of common stock and 4,000,000 Class I Warrants. The cap amount shall be 8,000,000 shares of common stock (on a "post-split" basis) including Class I warrants. As a result of reset calculations, Hartcourt issued on March 6, 2001 an additional 930,784 shares and on May 18, 2001 an additional 1,035,308 shares of common stock for a total of 4,000,000 shares as December 31, 2001 and 4,000,000 warrants exercisable at $0.69375 per share of common stock. No warrants have been exercised to convert into common shares as of March 10, 2002.

Fee Agreement for Introduction Services: On April 19, 2000, Hartcourt entered into a Fee Agreement for Introduction Services ("Agreement") with Tang Wai Leong and Thomas Kwok, (collectively referred to as the "Introducers") whereby the Introducers will use their best efforts to search for, identify and make known to Hartcourt Internet-related business and opportunities for potential acquisition by Hartcourt. Hartcourt agreed to satisfy the Introducers' time and expense incurred, up to and including the first acquisition by Hartcourt of an opportunity introduced or arranged by the Introducers, by granting to the Introducers options to purchase up to 2,500,000 (pre-split) shares of Hartcourt common stock at a price of $5.50 per share. Upon consummation of the introduction by the Introducers and Hartcourt completing the acquisition, Hartcourt agreed to register with the SEC under a Form S-8 such shares granted under the option agreement, and shall cause such registration statement to remain effective at all times while the Introducers holds the options.

The Introducers have introduced to Hartcourt a potential acquisition opportunity and on April 27, 2000, Hartcourt signed the necessary documents to consummate the purchase of an entity (Shenzhen Rayes Group Limited). The Introducers have subsequently exercised their option to acquire 2,500,000 shares of Hartcourt common stock. On May 8, 2000, in accordance with the terms of the Agreement, Hartcourt filed a Form S-8 to register with the Securities and Exchange Commission the 2,500,000 options granted to the Introducers under the Agreement. As of December 31, 2001, Hartcourt had only received $2,750,000 towards exercise of 500,000 options into shares exercised by the Introducers. The remaining 2,000,000 options converted into shares issued to Thomas Kwok were subsequently cancelled due to non-receipt of $11,000,000 in subscription receivables as of December 31, 2001.

Edda Limited ("Edda"): On December 26, 2000, Hartcourt and Edda signed a Stock Sale Agreement (Agreement) whereby Hartcourt agreed to sell 4,000,000 restricted shares of its common stock as a block to Edda at the agreed price of fifty cents ($0.50) per share. Pursuant to the terms of the Agreement, Hartcourt will deliver to Edda the requisite number of common shares restricted under the Rule 144 of SEC regulations upon receipt of the full and complete purchase price in the amount of $2,000,000. On October 31, 2001, Hartcourt issued an additional 1,363,636 common shares valued at $0.22 per share for a subscription receivable of $300,000. The accompanying financial statements reflect that Hartcourt received $2,160,135 from Edda as of December 31, 2001. The remaining balance of $139,865 has been recorded as subscriptions receivable in the accompanying financial statements as of December 31, 2001. As of February 7, 2002, Hartcourt received $122,755 towards the subscriptions receivable at December 31, 2001.

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

Terrorism

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets on which our securities trade, the markets in which we and our customers operate, our operations and our profitability. Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks may make travel and the transportation more difficult and more expensive and ultimately affect the sales of our products and services in the United States and overseas. Also as a result of terrorism, the United States may enter into armed conflicts which could have a further impact on our domestic and international sales, our supply chain, our production capability and our ability to deliver our products and services to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. The consequences of any of these armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.

Patents, Trademarks and Licenses

Hartcourt  does  not  have  any  patents,  trademarks,   licenses,   franchises,
concessions or royalty agreement.

Employees

Hartcourt currently employs in the United States three (3) full-time employees at its principal executive offices located in Cerritos, California in United States. The executive offices provide corporate administrative and advisory services to other Hartcourt subsidiaries and affiliates. FTL and its subsidiaries employs at its two sites located in Hong Kong thirteen (13) full-time employees, comprising of three (3) engineers and technicians and ten
(10) office/administrative personnel. ElephantTalk shares its employees with its affiliates and employs ten (10) full time employees, five (5) engineers and technicians and five (5) office/administrative employees. Sinobull Information employs eighty (80) full-time employees at all six of its locations consisting of twenty (20) engineers, programmers and technicians, and 60 (sixty) sales, office and administrative personnel. HCTV employs twenty four (24) full time employees in Shanghai consisting of engineers and programmers. StreamingAsia Group employs six (6) full-time employees three (3) are engineers and the remaining three (3) are administrative employees.

Research and Development

Hartcourt has spent many months doing research and development of our current business strategy, the cost of which has been borne through the issuance of securities in the acquisitions. Because of the continuing technological changes that characterize the Internet, Web design and telecommunications and computer industries, Hartcourt's success will depend, to a considerable extent, upon its ability to continue to acquire companies that are ahead of the competition in our industry and develop competitive technologies internally through research and development. Management does not anticipate incurring any significant costs for such research and development in the near term other than through acquisitions.

Subsequent Events

On January 1, 2002, the Board of Directors recruited and appointed Dr. Wallace Ching as the President and Chief Executive Officer of Hartcourt. The Company signed an Employment Agreement with Dr. Ching for a one year term under which Hartcourt is obligated to provide salary and fringe benefits through December 31, 2002. Annual base salary for the fiscal year 2002 payable to Dr. Ching under the contract was $120,000. Payments were to be made in equal monthly installments. Dr. Ching is also entitled to an incentive bonus of $180,000 worth of Hartcourt shares, share price to be calculated at the average closing price of the last twenty (20) days of January 2002. The incentive bonus will be payable and decided by the Board of Directors upon meeting of certain defined objectives. In addition, Dr. Ching was granted an option to purchase 300,000 shares of Hartcourt stock at an exercise price of $0.65 per share. The term of the options expires on December 31, 2002.

On January 4, 2002, pursuant to an Agreement of Merger and Plan of Reorganization, effective August 27, 2001, and through the subsequent transaction that closed on January 4, 2002, Staruni Corporation, a California corporation merged with ElephantTalk. On January 9, 2002, Staruni filed a
Certificate of Amendment of Articles of Incorporation under the laws of California to amend its corporate name to Elephant Talk Communications, Inc.
(ETCI) and shall be the surviving corporation. This name change was done in conjunction with the merger, and to emphasize that the new focus of the ETCI will be the business of ElephantTalk. After the conclusion of the merger on January 4, 2002, Hartcourt's retained a majority ownership in ETCI. On February 16, 2002 Hartcourt and ETCI agreed to extend the payment terms of the promissory note of $1,250,000 due May 31, 2002.

On February 1, 2002 Hartcourt received a note payment of $50,000 from Edda Limited and an additional $122,755 towards the stock subscription receivable at December 31, 2001.

On March 17, 2002 ElephantTalk announced an expanded reseller and cross branding agreements for Voice-Over-Internet-Protocol (VOIP) services with two of China's largest and most influential telecom operators, JiTong Network Communications

Company Limited (http://www.gb.com.cn ), and China Netcom Corporation Limited ( www.cnc.net.cn ). ElephantTalk plans to provide a full range of IP telephony services, including PC2phone, PC2fax and other IP-based valued added services to selected high demand locations in Greater China in phase one of the program.

ElephantTalk  signed a letter  of  intent  with  Great  Wall  Broadband  Network
(http://www.gwbnet.com), a rising star spearheading the development of a comprehensive broadband network across the major cities of China. Great Wall and ElephantTalk will co-operate in the sales and marketing of the PC2Phone and PC2Fax services in targeting their customers who are subscribing to their broadband network services.

On March 22, 2002, AI-Asia entered into an agreement with Kangrun Technology Co., Limited (BVI) and Control Techniques, Limited (BVI), herein collectively referred to as the "subscribers". The subscribers have agreed to subscribe for certain shares in AI-Asia and AI-Asia has agreed to transfer to the subscribers the said shares in consideration for the subscribers procuring Beijing Kangrunjiayuan Technology Co., Limited ("Kangrun") (www.kangrun.com) and Kangtai Shitong Technology Development Company Limited ("CTC") entering into a Revenue Sharing Agreement between them and a wholly owned subsidiary of AI-Asia. Kangrun provides system integration, networking solutions, modular networking products, computer systems and storage devices to corporate enterprises in China. Two major strategic partnerships of Kangrun are IBM-China (www.ibm.com) and Ortronics (www.ortronics.com). The company is also a distributor for Hewlett
Packard and Cisco Systems products. The agreement is subject to certain conditions to be fulfilled by the relevant parties and these are expected to be completed no later than 30th April 2002.

On March 27, 2002 Hartcourt obtained a short-term loan of $125,000 from an investor for its working capital. The loan bears 10% interest, and is payable on

September 26, 2002. The loan may be convertible to Hartcourt common shares at the discretion of Hartcourt. The terms of conversion into shares have not been finalized as of this date.

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

Item 2.  Description of Property

Hartcourt's principal executive offices are located at 19222 Pioneer Blvd., Suite 100, Cerritos, California 90703. The premises consist of approximately 600 square feet of office space with a large reception room, an office and a file room. Hartcourt is leasing these premises from an unaffiliated party and occupied these premises since November 15, 2001. The lease term is for six months commencing on November 15, 2001 and the monthly rent amounts to $777 with no escalation of monthly rent during the lease term.

Hartcourt Capital, Inc. leases an office space at 99 Queen's Road Central, Hong Kong. The premises consist of approximately 2,065 square feet of office facility. The lease term is for three years commencing on December 15, 1999 and lease allows free rent of 12 months. The monthly lease payment including air-conditioning and management charges approximate HK$49,560 (US$6,353). FTL, through Topomedia International Limited, a wholly owned subsidiary, owns 1,439 sq. ft. of office space and leases the 918 sq. ft. at the monthly rent of HK$25,000 (US$3,205) per month. The lease term expired on February 5, 2002 and was renewed for a two-year term ending February 4, 2004.

Sinobull Information leases its six office premises in various cities in China consisting of approximately 8,907 square feet. Lease terms range for up to two years period commencing from December 20, 2000 to December 31, 2002 at the rate of RMB55,752 (US$6,800) per month. HCTV leases its office space in Shanghai consisting of approximately 1,603 square feet. The lease term is for two years commencing January 1, 2001 at the monthly rent of RMB11,663 (US$1,422).

ElephantTalk leases its office space of approximately 5,216 square feet in Kowloon, Hong Kong for a period of two years commencing April 17, 2000 for a monthly rent of HK$65,200 ($8,359).

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


Item 3.  Legal Proceedings.

Comerica Bank of California v. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of another entity's ("Pego") alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgment of approximately $635,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt. The case is ongoing.

Charles Hogue v. The Hartcourt Companies, Orange Court Circuit Court, Florida Case No. CIO 00-2190, filed on or about March 22, 2000:

Charles Hogue filed a complaint to claim a finder's fee for introducing Hartcourt to a potential acquisition target. Hartcourt sent the payment to Mr. Hogue via check in the amount of $40,500 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of Hartcourt with the amount of shares in dispute. Hartcourt's counsel in Florida failed to timely file an Answer to the complaint, and default judgment in the amount of $2,901,752.39 was entered in the trial court on January 31, 2001 without a trial and despite serious questions raised by Hartcourt as to the propriety of the exercise of jurisdiction over it by a Florida court. Hartcourt brought a motion to set aside the default, which was denied. Hartcourt has appealed the judgment entered by the trial court on multiple grounds, each of which has substantial independent merit. Oral arguments were presented to the appellate court by both parties of the action on October 1, 2001, at which time the court seemed to indicate that it seriously questioned the legal propriety of several of the trial court's rulings. Hartcourt and its Florida counsel are very optimistic that Hartcourt will prevail on its appeal, especially given the default nature and the excessiveness of the damages.


Item 4.  Submission of Matters to a Vote of Security Holders.

None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The common stock is quoted on the bulletin board maintained by the National Association of Securities Dealers, Inc. The following table sets forth the range of high and low bid and asked quotations for the common stock during the three most recent years calendar quarters ended December 31, 2001, 2000 and 1999:

-------------------- -------------- -------------- -------------- --------------
                        High Bid       Low Bid       High Asked     Low Asked
-------------------- -------------- -------------- -------------- --------------

March 31, 1999          $ 0.23         $ 0.19         $ 0.23         $ 0.19
-------------------- -------------- -------------- -------------- --------------
June 30, 1999             0.45           0.37           0.44           0.36
-------------------- -------------- -------------- -------------- --------------
September 30, 1999        0.42           0.38           0.42           0.38
-------------------- -------------- -------------- -------------- --------------
December 31, 1999         7.69           7.13           7.69           7.13
-------------------- -------------- -------------- -------------- --------------
March 31, 2000            6.23           5.94           6.23           5.94
-------------------- -------------- -------------- -------------- --------------
June 30, 2000             4.38           4.06           4.37           4.06
-------------------- -------------- -------------- -------------- --------------
September 30, 2000        2.78           2.61           2.78           2.61
-------------------- -------------- -------------- -------------- --------------
December 29, 2000         0.61           0.52           0.61           0.52
-------------------- -------------- -------------- -------------- --------------
March 31, 2001            0.66           0.53           0.66           0.53
-------------------- -------------- -------------- -------------- --------------
June 29, 2001             0.38           0.35           0.38           0.35
-------------------- -------------- -------------- -------------- --------------
September 28, 2001        0.22           0.20           0.22           0.20
-------------------- -------------- -------------- -------------- --------------
December 31, 2001         0.44           0.35           0.44           0.35
-------------------- -------------- -------------- -------------- --------------

The above prices were obtained from the National Quotation Bureau, Inc. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 2001, there were broker-dealers publishing quotes for the common stock.

Holders

At March 10, 2002, Hartcourt had approximately 11,344 holders of record of its common stock.

All of the Hartcourt's issued stock has been issued pursuant to Rule 144 of the Securities Act and could come into any market that exists under Rule 144. Approximately 2,999,905 and 8,879,000 outstanding Rule 144 shares held by principal and directors exist at December 31, 2001 and 2000, respectively.

Dividends

Each shareholder of record on March 31, 1999 received one (1) share of Enova for every four (4) shares of Hartcourt common stock. Hartcourt does not anticipate payment of any other stock or cash dividends in the foreseeable future.

Warrants

At March 10, 2002, there were 4,413,530 outstanding warrants to purchase 4,413,530 shares of common stock at $.001 par value, ranging from $0.69 - $15.52 per share. During 2001, no warrants were converted into shares of common stock.

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

On January 18, 2000, Hartcourt issued 254,552 additional shares of common stock to FTL in settlement of the post closing adjustment pursuant to the terms of stock purchase agreement.

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

During 2001, Hartcourt issued 1,136,054 shares of common stock valued at $374,173 to various consultants and advisors for providing consulting services to the Company during the year.

In February 2001, Hartcourt issued 805,802 shares of common stock valued at $500,000 in connection with the acquisition of Shanghai Guo Mao Science & Technology Co. Ltd. as part of the total consideration. On May 21, 2001, Hartcourt issued 4,756,058 shares of common stock valued at $2,944,000 in connection with the acquisition of 51% ownership interest in Elephant Talk Limited.

On February 20, 2001, American Equities exercised their cashless right to convert 400,000 warrants into 400,000 shares of common stock.

During 2001, Hartcourt issued 806,970 shares of common stock valued at $339,840 to officers and directors in lieu of compensation and services.

On March 6, 2001 and May 18, 2001, Hartcourt issued an additional 930,784 shares and 1,035,308 shares of common stock to PYR Management LLC pursuant to a Regulation D Subscription Agreement due to the reset provision of the share price. As a result of reset calculations, Hartcourt has issued 4,000,000 shares of common stock and 4,000,000 Class I Warrants. The Warrants can be converted into common shares at an exercise price of $0.69375 per warrant.

On August 27, 2001, Hartcourt sold to investors 475,000 restricted shares of its common stock under a private placement to raise $95,000 for the Company's working capital needs.

On October 31, 2001 and November 11, 2001, Hartcourt issued 1,363,636 and 4,000,000 restricted shares of common stock to Edda Limited valued at $2,300,000. Hartcourt has received $2,160,135 from Edda Limited during the year 2001 and the remaining balance of $139,865 is classified as subscriptions receivable at December 31, 2001. Edda Limited remitted the remaining balance due to Hartcourt as March 10, 2002.

On December 31, 2001, Hartcourt cancelled 4,000,000 shares of common stock issued to Thomas Kwok valued at $11,000,000. The shares were cancelled due to non-receipt of $11,000,000 previously recorded as subscriptions receivable from Thomas Kwok.


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

Plan of Operation

The Hartcourt Companies, Inc. is a holding and development enterprise that is building a broad network of Internet, media, and telecommunication companies in Greater China. In partnership with leading Chinese entrepreneurs and government-sponsored entities, Hartcourt is developing and investing in emerging technologies while building an integrated commercial framework for its subsidiaries and their partners. Hartcourt's operative business strategy is designed to establish market-leading position and facilitate a series of venture divestitures via IPO or public mergers in its five main business divisions to fully realize the value of these assets for its investors. The five business divisions are Sinobull Financial Group, Media Services Group, Broadband/Telecommunications Group, E-learning Group and Hartcourt Capital.

Hartcourt, through a combination of expertly managed internal expansion and accretive strategic acquisitions, is executing plans to provide a sustainable, growing, diversified and profitable revenue base throughout its operations. The company is aggressively identifying and pursuing the best business opportunities available. Through a continued refinement of operational efficiencies, and increasing revenue margins, the Company is providing a clear path to profitability for its current and future businesses."

Results of Operations

Comparison of the fiscal years ended December 31, 2001 and December 31, 2000.

During 2001, Hartcourt continued its previously implemented plan to acquire profitable companies that were in established industries with a history of growth. Since mid-1999, Hartcourt has been focusing on assembling a collection of companies and services that will provide citizens of China with next generation communication services, including China-focused Internet access and financial portals, online share trading services, data broadcasting, and financial services. The Company signed underwriting agreements for the initial public offerings of shares of its two most developed investments, both of which were planned in the year 2001. On January 4, 2002, pursuant to an Agreement of Merger and Plan of Reorganization, Hartcourt's subsidiary ElephantTalk merged with Staruni Corporation, a California corporation, organized under the laws of California and listed on the over the counter on bulletin board of NASDAQ exchange. After the conclusion of the merger Hartcourt retained a majority ownership in ETCI. Hartcourt's division Sinobull Group intends to complete its merger with Global Telephone Communications, Inc. ("GTCI") in May 2002 pending approval from SEC. Hartcourt plans to eventually build all of its current operations into stand-alone entities that will also be taken public on US and/or Asian Financial markets.

To stay focused and achieve its mission to become a leading Internet company in Asia and China, Hartcourt continued to build a network of Internet companies in partnership with young Chinese enterprenuers as well as government owned entities. On May 16, 2001, Hartcourt acquired 51% ownership interest in Elephant Talk. On July 16, 2001 Hartcourt entered into a rescission agreement with UAC Trading and sold its 51% ownership interest in UAC Exchange for its original investment of $2,858,286. On August 9, 2001, Hartcourt acquired an additional 35% ownership interest in StreamingAsia Ltd. and its subsidiaries increasing its ownership interest to 85%.

The operations of Hartcourt for 2001 primarily consisted of operations of FTL (58.53% ownership interest), StreamingAsia (85% ownership interest), ElephantTalk (51% ownership interest), Sinobull (wholly-owned subsidiary), HCTV (66.7% ownership interest), AI-Asia (wholly-owned subsidiary) and Hartcourt Capital, Inc. (wholly-owned subsidairy) and its investments and advances to entities in China, Hong Kong and US. The operations of Hartcourt 2000 consisted of operations of FTL (58.53% ownership interest), StreamingAsia (50% equity investment interest), UAC Exchange (51% ownership interest) and its investment and advances to Sinobull for acquisitions in China and Hong Kong.

Net sales and cost of sales. Net sales in 2001 amounted to $10,621,205 compared to $1,391,666, consisting of sales from providing telecommunications services, sale of prepaid telephone cards, sale of financial pagers and the related Internet and telephone services. Cost of sales amounted to $7,757,779 in year 2001 compared to $1,409,364 during 2000. Cost of sales for 2001 included cost of capacity associated with the sales recognized from providing telecommunications services, costs associated with in acquiring data-feed from Honk Kong Stock Exchange and various commodities exchanges in China via TV channels and satellite transmissions, equipment rental in providing event real-time Internet broadcasting and on-demand multimedia content delivery and total web solutions. Cost of sales for the year 2000 included a write down of $150,771 of inventory relating to the financial pagers that became obsolete as FTL switched their wireless network to a new platform during 2000.

Selling, general and administrative expenses. Selling, general and administrative expenses amounted to $7,379,192 for 2001 compared to $2,985,433 for 2000. The increase is primarily due to increase in legal, professional and consulting fees amounting to $2,267,014 due to the acquisition of various entities and public offering costs, increase in compensation expense amounting to $2,072,767 due to the increase in the number of employees as a result of acquisitions, and providing for the doubtful accounts of $898,059.

Impairments. Impairments in year 2001 amounted to $1,785,262 compared to $3,065,600 in the year 2000. Impairments in 2001 resulted primarily due to Company taking conservative position and writing down the intangible software costs and goodwill of $934,884 in FTL, $742,207 in Sinobull Network; and $109,171 in StreamingAsia due to consistent operating losses in these entities and general market conditions. Impairments in 2000 resulted due to the write down of the marketable securities of $2,500,000 as a result of exchanging GoCall preferred shares, and writing down of investments by $480,871 and $565,600 in UAC Exchange and FTL.

Loss from discontinued operations. Hartcourt discontinued the operations of UAC Exchange during 2001 and incurred $377,952 in losses from discontinued operations. Hartcourt did not discontinue any operations in 2000 and therefore, no losses were incurred.

Gain  on  disposal  of  discontinued  operations.   Hartcourt  disposed  of  the
operations of UAC Exchange during the year and recognized a gain of $1,060,371. No operations were disposed off in the year 2000.

Gain on extinguishment of debt: During 2001, the Chairman of the Company donated 5,000,000 shares of Hartcourt to the Company. Hartcourt settled a loan payable of $1,862,630 in exchange of 5,000,000 shares of common stock of Hartcourt. The accompanying financial statements at December 31, 2001 reflect the donation of 5,000,000 shares recorded as treasury shares and satisfaction of loan of $1,862,630.


Liquidity and Capital Resources

Hartcourt's principal capital requirements during 2001 were to fund the acquisitions of growth oriented Internet related operating companies in China and Asia. Hartcourt raised substantial funds necessary to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

As shown in the accompanying financial statements, Hartcourt incurred net losses of $5,329,408 and 6,790,879 for the years ended December 31, 2001 and 2000, respectively. In addition, Hartcourt's working capital deficit of $3,889,779 is not adequate to meet its minimum monthly expenses. These factors, as well as negative cash flows from current operations of $984,224, Hartcourt's inability to meet debt obligations, and the need to raise additional funds to accomplish its objectives, create substantial doubt about Hartcourt's ability to continue as a going concern.

Hartcourt has taken certain restructuring steps in 2001, which in management's opinion will provide the necessary capital to continue its operations for the next five years. These steps included: 1) the settlement of certain matters of litigation and disputes; 2) signed a Investment Agreement with Swartz Private Equity, LLC, who agreed to purchase from time to time, up to $35,000,000 Hartcourt shares of common stock. The Investment Agreement with Swartz is still subject to the approval of SEC, 3) raised $9,858,277 in cash through issuance of its common shares since the beginning of the year 2000 through December 31, 2001.

Operating activities. Net cash used in current operating activities decreased to $984,224 during the year 2001 compared to net cash used in operating activities of $2,513,094 during the year 2000. This is primarily due to the fact that in 2001, Hartcourt recorded a gain of $1,862,630 due to extinguishment of a loan payable, providing for $1,478,313 in depreciation and amortization of intangible software casts, write down of note receivable of $329,171, impairments due to write down of goodwill and intangible software costs amounting to $1,785,262, increase in accounts receivable of 143,278, decrease in inventory and prepaid expenses amounting to $136,575 and $543,846, respectively, and increase in accounts payable and accrued expenses of $1,811,444. During 2000, Hartcourt recorded impairments due to write down of the marketable securities of $2,500,000 as a result of exchanging GoCall preferred shares, writing down the investments in UAC and FTL by $480,871 and $565,600, respectively, providing for doubtful accounts of $767,586, write down of the wireless network assets amounting to $193,905 as FTL switched its wireless network structure to a new platform during 2000. Net cash used in discontinuing operations amounted to $478,327 during 2001 compared to zero in 2000.

Investing activities. Net cash used in investing activities amounted to $338,950 during 2001 compared to $4,589,125 during 2000. This is mainly due to the payment of $823,585 in notes receivable, purchase of property and equipment of $51,721, offset by cash of $690,202 acquired in acquisitions of ElephantTalk,

Sinobull Group and StreamingAsia. Net Cash used in investing activities in 2000 was due to investment in eMPACT of $300,000, purchases of property and equipment of $347,051, and advances to Sinobull for $2,819,884 for acquisitions during 2000.

Financing activities. Net cash provided by financing activities amounted to $1,984,912 in 2001 compared to net cash provided by financing activities of $7,174,155 during 2000. Hartcourt raised $1,988,501 from issuance of common stock during 2001, made payments on loans due to related parties amounting to $865,048, made payments of shareholders loans of $999,436, and proceeds of long tern debt of $1,619,807. During 2000, Hartcourt raised $7,869,776 from issuance of common shares that was partially offset by $81,094 $695,621 in payments to related parties and $614,527 payments on long term debt.. The main financing sources of Hartcourt are the line of credit from the bank, issuance of long term debt, proceeds from issuance of its common stock, and proceeds on exercise of its options and warrants.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 8, 2001, Hartcourt appointed Weinberg & Company, P. A. "Weinberg" as its new independent accountants for the year ended December 31, 2000 audit. During the two most recent fiscal years and through September 29, 2000, Hartcourt had not consulted with Weinberg regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Hartcourt's financial statements, and either a written report was provided to Hartcourt or oral advice was provided that Weinberg concluded was an important factor considered by Hartcourt in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions in Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (iv) or Regulation S-K.


                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information about the directors and executive officers of Hartcourt.

Name              Age   Position                                  Dates Held

Dr. Alan V. Phan   56   Chairman of the Board, President     Since November 1993
                        and Chief Executive Officer

Manu Ohri          46   Director, Executive Vice President   Since December 1999
                        Finance, Chief Financial Officer,
                        Secretary and Treasurer

Mr. Stephen Tang   55   Director                             Since July 2001

Jimmy Lui          54   Director                             Since July 2001

Dr. Charlie Yang   42   Director                             Since July 2001


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

Mr. Stephen Tang is the founder of Financial Telecom Limited (FTL) and has been involved in the development and implementation of consumer technologies for over 20 years. From 1985 to present, Mr. Tang held the position of Chief Executive Officer of FTL. Mr. Tang's contributions include development of new and innovative products and creation of strategic alliances in China, Taiwan, Korea and USA. Mr. Tang holds a degree in Business Administration from AIM-Asia Institute of Management in Manila.

Mr. Jimmy Lui is presently the Chairman, Chief Executive Officer and founder of Crown Star Consultant Limited, a Hong Kong based consulting firm engaged in the business of management consultancy. From January 1998 to December 1999, Mr. Lui was the General Manager-Group corporate relations of China CLP Holdings Limited.

From October 1993 to January 1998, Mr. Lui was the General Manager of distribution and customer services of China Light & Power Company Limited. From 1991 to 1993, Mr. Lui worked as Vice President and Chief Financial Officer of Utility Consulting International Limited in the US. In 1991, Mr. Lui was
Cellnet's Field Operations and Planning Manager of Domestic Automation Company in the US. Prior to joining Domestic Automation Company, Mr. Lui had worked over 22 years with China Light & Power Company Limited in Hong Kong. Mr. Lui holds a Masters degree in Business Administration from the Chinese University of Hong Kong, and a Bachelor of Science degree in Electrical Engineering from the University of Hong Kong. Mr. Lui is a registered Professional Engineer in the US, a Chartered Engineer in the United Kingdom and a fellow member of the Hong Kong Institute of Engineers.

Dr. Charlie Yang was the President and Chief Executive Officer of a leading wireless access company in Beijing Xinwei Telecom Limited, joint venture owned and invested in by the Chinese Ministry of Information Industry and W.I. Harper Group prior to joining Hartcourt in May 2000. From 1998 to 1999, Dr. Yang served as the President and Chief Telecom Research Analyst of TelecomResearch.com, a leading online resource serving wireless industry. From 1995 to 1998, Dr. Yang served as senior product manager at Hughes Network Systems Inc. From 1993 to 1995, Dr. Yang served as a senior product/business planner with Northern Telecom Limited in the area of next generation of product development. Dr. Yang obtained his Ph.D and Masters in Science degrees in Wireless Telecommunications at the University of Victoria in Canada. Dr. Yang obtained his Bachelors degree in Electrical Engineering at the University of Science and Technology of China.

Effective January 1, 2002, Dr. Alan Phan decided to relinquish his position of President & Chief Executive Officer of Hartcourt. The Board of Directors recruited and appointed Dr. Wallace Ching to be the Company's new President & Chief Executive Officer. Dr. Alan Phan retained the position of the Chairman of Hartcourt. Prior to joining Hartcourt, Dr. Ching served as Managing Director of PAMA Group Limited Hong Kong (formerly known as Prudential Asset Management Asia Limited) and was in charge of technology-related investment activities. Dr. Ching was responsible for originating, evaluating, structuring and completing private equity and venture capital investment with a technology focus in the Asia Pacific region. From 1995 to 1998, Dr. Ching worked for HSBC Private Equity Management Limited as an Associate Director and was responsible for originating, evaluating and executing investment transactions and monitoring investments for regional private equity funds. From 1993 to 1995, Dr. Ching worked for HSBC Asset Management Hong Kong Limited as an Investment Manager. Prior to joining HSBC, he worked for Goldman Sachs & Co. as a fixed income research associate. The HSBC Group is named after its founding member, The Hong Kong and Shanghai Banking Corporation Limited, which was established in 1865. HSBC Holdings PLC is one of the largest banking and financial services organizations in the world with 6,500 offices in 79 countries and territories. Dr. Ching holds a Bachelor of Arts degree in engineering science with first class honors from Oxford University, England, and a Ph.D. in computer and information science from the University of Pennsylvania, United States. Dr. Ching is a Chartered Financial Analyst and also an assessor of the Small Entrepreneur Research Program ("SERAP") under the Innovation and Technology commission of the Hong Kong Government.

Directors serve for a term of one year or until their successors are elected and qualified. Directors do not receive any cash compensation for serving on the Board. For attending Board meetings, Hartcourt compensated its directors $12,000 each quarter through the issuance of restricted shares of common stock at the closing market price of the common shares valued on first day of the calendar quarter.

Executive officers are appointed by and serve at the will of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of Hartcourt.

Rights and Preferences of Preferred Stock

Original Preferred Stock
------------------------
As the sole holder of the 1,000 outstanding shares of Company Original Preferred Stock, Dr. Phan is entitled to elect 3/5 of the number of members of Hartcourt's Board of Directors, whereas the holders of the outstanding shares of common stock are entitled to elect 2/5 of that number.

Class A Preferred Stock

The 10,000,000 shares of authorized and unissued Class A Preferred Stock may be split with such designations, powers, preferences and other rights and qualifications, limitations and restrictions thereof as the Company's Board of Directors elects for a given series. No Class A preferred stock was issued and outstanding as of December 31, 2001 and 2000, respectively.

Series A 9% Convertible Preferred Stock
---------------------------------------
Non-voting convertible preferred stock, 4,000 shares authorized with a stated value of $1,000 per share. Holders of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series A convertible preferred stock is subject to redemption at any time, at the option of Hartcourt, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends to the date of redemption. No Series A convertible preferred stock was issued and outstanding at December 31, 2001 and 2000, respectively.

Series B 9% Convertible Preferred Stock
---------------------------------------
Non-voting convertible preferred stock, 2,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series B convertible preferred stock is subject to redemption at any time, at the option of Hartcourt, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. No Series B convertible preferred stock was issued and outstanding at December 31, 2001 and 2000, respectively.

Series AB 9% Convertible Preferred Stock
----------------------------------------
Non-voting convertible preferred stock, 25,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series AB convertible preferred stock is subject to redemption at any time, at the option of Hartcourt, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. Holders of Series AB convertible preferred stock may convert their shares into fully paid non-assessable common stock of Hartcourt. No Series AB convertible preferred stock was issued and outstanding at December 31, 2001 and 2000, respectively.

Series C Redeemable Preferred Stock
-----------------------------------
Non-voting, non-participating redeemable preferred stock, 1,500 authorized, with a par value of $1,000 per share. Series C preferred stock is junior to the original preferred stock and any other class or series of capital stock of the Company which are specifically ranked senior (senior securities). Series C preferred stock is redeemable at any time, at the discretion of the Company, at a redemption price of $1,000 per share. No Series C redeemable preferred stock was issued and outstanding at December 31, 2001 and 2000, respectively.

Series D Convertible Preferred Stock
------------------------------------
Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at a par with holders of Hartcourt's common stock, as if the Series D Convertible Preferred Stock had been converted in common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its holder, at any time, into a number of shares of common stock of Hartcourt at a conversion rate equal to $1,000 divided by the market price of Hartcourt's common stock. The Series D Preferred Stock was retired in March 1999, in connection with the sale of a 30% interest in ECS to Mr. James Pruzin. No Series D convertible preferred stock was issued and outstanding at December 31, 2001 and 2000, respectively.

By virtue of the activities in founding and organizing Hartcourt, as well as his beneficial ownership of its voting securities, Dr. Phan may be deemed to be a "promoter" of Hartcourt.

Item 10.  Executive Compensation.

The following summary compensation table sets forth certain information regarding compensation, required to be paid pursuant to an employment agreement during each of the three years ended December 31, 2001, 2000 and 1999 to the person serving as Hartcourt's Chief Executive Officer:

Name and Principal Position                   Fiscal Year       Annual Salary
---------------------------
Dr. Alan V. Phan, Chief Executive Officer        2001              $250,000
                                                 2000               1
                                                 1999               3,379,788

Hartcourt was obligated under the employment contract with Dr. Alan Phan to provide salary, bonuses, and other fringe benefits through December 31, 2001. Dr. Phan's employment agreement expired on December 31, 2001 and was not renewed. Annual base salary payable to Dr. Phan under the contract was $250,000 per annum for fiscal years 2000 and 2001. Payments were to be made in equal monthly installments. In the event Hartcourt did not have sufficient cash flow to pay compensation in cash, Dr. Phan had the option to accept Hartcourt's restricted common shares for the same amount of compensation. Share price was to be calculated at 50% of the market trading bid price on January 1st of the year of employment. During the year 2001, Dr. Phan agreed to receive compensation of 1,245,793 shares of common stock valued at $250,000 as salary for the year ended December 31, 2001. During the year 2000, Dr. Phan agreed to receive $1 in compensation as his salary. As of March 10, 2002, Hartcourt has not issued 1,245,793 shares of common stock to Dr. Phan.

On February 19, 2000, Hartcourt entered into an employment agreement with Frederic Cohn, Executive Vice President, regarding the terms of his employment. This agreement has a two-year term ending December 31, 2000. The agreement provides for an annual salary of $120,000 in the first year and $130,000 in the second year. Fifty percent (50%) of Mr. Cohn's annual salary is payable in cash and the balance is payable in shares of common stock of Hartcourt. The conversion price is the closing market price on the first day of each month for the salary owed that month. Mr. Cohn resigned from his position in May 2001 due to a mutual agreement. During the year 2001 and 2000, Mr. Cohn received $17,000 and $60,000 of his salary in cash and Hartcourt issued 69,833 and 20,558 shares of restricted common stock valued at $ 50,000 and $60,000, respectively.

On April 12, 2000, Hartcourt entered into an employment agreement with Dr. Charlie Yang, Chief Executive Officer, for a term of three years of employment starting May 1, 2000. During the first year ending April 30, 2001, the agreement provides for an annual salary of $168,000 in cash plus an option to purchase 50,000 shares of Hartcourt common stock at the market price of May 1, 2000 exercisable within twenty-four (24) months of its grant. In the second and third year, the annual salary increases to $180,000 and $200,000 plus the option to purchase shares increases to 100,000 and 150,000 shares of common stock of Hartcourt as of May 1, 2001 and May 1, 2002, exercisable within twenty-four months of its grant. On June 1, 2001, Dr. Yang resigned from his position of Chief Executive Officer at Hartcourt. During 2001, Mr. Yang received $70,000 in salary and did not exercise his options to purchase 50,000 shares of Hartcourt common stock as of March 10, 2002.

There are no salary, bonus or incentive plans covering cash or company stock except Hartcourt's 1995 Stock Option Plan (the "Plan"). Under the Plan, incentive and non-qualified stock options may be granted to directors, officers and key employees to purchase up to 2,000,000 shares of common stock at an option price not less than the fair market value of the stock at the time the option is granted; the option period shall not exceed ten years from the date of grant. Except in the case of the death or disability of an option holder, vested options lapse 90 days following termination of continuous employment by Hartcourt. Vested options lapse one year after the death or disability of an option holder. As of March 10, 2002, options to purchase 320,000 shares of common stock were outstanding under the plan at exercise prices ranging from $1.00 to $5.75 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of December 31, 2001 with respect to persons known to Hartcourt to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of Hartcourt and by all directors and executive officers of Hartcourt as a group.

-------------------- --------------------- -------------------------- ----------
Title of Class       Name & Address of     Amount and Nature of       Percent
                     Beneficial Owner      Beneficial Ownership (1)
-------------------- --------------------- -------------------------- ----------
-------------------- --------------------- -------------------------- ----------
Common stock         Dr. Alan V. Phan      2,270,243 (2)              2.8%
                     19222 Pioneer Blvd.,
                     Suite 100
                     Cerritos, CA 90703
-------------------- --------------------- -------------------------- ----------
Original  Preferred                        1,000 (2)                  100%
stock
-------------------- --------------------- -------------------------- ----------
-------------------- --------------------- -------------------------- ----------
Common stock         CEDE & Co.            55,135,753 (3)             69.0%
                     55 Water Street 2SL
                     New York, NY 10041
-------------------- --------------------- -------------------------- ----------
-------------------- --------------------- -------------------------- ----------
                     All  Officers  and    2,999,905                  3.75%
                     Directors as a group
-------------------- --------------------- -------------------------- ----------

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

The following table summarizes the activity in the plan:
                                                               Weighted
                                                                Average
                                            Number of          Exercise
                                              Shares             Price
                                           ------------      ------------
Shares under option at January 1, 2000          400,000      $       1.00
    Granted                                      70,000              6.76
    Exercised                                         -                 -
    Canceled                                          -                 -
                                           ------------      ------------
Shares under option at December 31, 2000        470,000      $       1.86
    Granted                                           -                 -
    Exercised                                         -                 -
    Canceled                                   (150,000)            (3.05)
                                           ------------      ------------
Shares under option at December 31, 2001        320,000      $       1.30
                                           ============      ============

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting standards No. 123, the Company's net loss and loss per share for the year ended December 31, 2001 and 2000, would not have been increased.

Additional information relating to stock options outstanding and exercisable at December 31, 2001 summarized by exercise price are as follows:

                                   Outstanding                Exercisable
                          ----------------------------  ------------------------
                                Weighted Average                Weighted Average
Exercise Price                  ----------------                ----------------
   Per Share     Shares   Life (Years)  Exercise Price  Shares   Exercise Price
--------------  --------  ------------  -------------- -------- ----------------
$1.00 to $5.75  320,000     2 to 6.5            $1.30  320,000       $1.30


In connection with a Fee Agreement for Introduction Services with Tang Wai Leong and Thomas Kwok, (collectively referred to as the "Introducers"), Hartcourt agreed to grant to the Introducers options to purchase up to 2,500,000 shares of Hartcourt common stock at a price of $5.50 per share. The options were issued at the fair market value on the date of issuance and therefore, no expense was recorded. On May 4, 2000, the Introducers exercised their option to acquire 2,500,000 shares of Hartcourt common stock. As of December 31, 2001, Hartcourt received $2,750,000 towards the exercise price of 500,000 options into shares exercised by the Introducers. The remaining 2,000,000 options (pre stock split) were cancelled in December 2001 due to non-payment of cash to Hartcourt which is reflected in the accompanying financial statements at December 31, 2001.

In connection with providing consulting services, on July 21, 2000, Hartcourt granted to a consultant options to purchase 20,000 shares of Hartcourt stock at a price of $5.75 per share. The options originally expired on July 20, 2001 and were later extended to July 20, 2003. The options were issued at the fair market value on the date of issuance and, therefore, no expense was recorded.

Warrants

On December 30, 1996, Hartcourt and American Equities entered into a Warrant Agreement, whereby Hartcourt agreed to issue and sell to American Equities, for the price of $100, a warrant to purchase up to 2,000,000 shares of its common stock, $.01 par value at prices ranging from $0.30 to $2.10 in connection with the consulting services provided to Hartcourt. American Equities shall have the right to purchase at any time and from time to time prior to December 30, 2002, up to the number of fully paid and non-assessable shares of warrants, stock upon payment of specific exercise price or apply the cashless exercise clause specified in the agreement. On September 9, 1999, pursuant to the terms of the Warrant Agreement, American Equities exercised its cashless exercise right and converted 800,000 warrants into 621,674 Hartcourt's common shares without payment of any consideration. On December 14, 1999, American Equities filed a complaint against Hartcourt alleging breach of Warranty Agreement, claiming damages of $30,000,000 and that American Equities was entitled to receive 1,800,000 common shares of Hartcourt pursuant to the anti-dilution clause contained in its December 1996 Warrant Agreement. Hartcourt disputed the assertion and filed a counter claim against American equities seeking to rescind the Consulting Agreement, Warrant Agreement and Purchase Agreement with American Equities. On February 20, 2001, Hartcourt and American Equities mutually agreed to settle the Lawsuits and executed mutual general releases of all known and unknown claims. As part of the settlement, Hartcourt agreed to issue to American Equities 400,000 shares of common stock pursuant to the anti-dilution clause and cancel the promissory note of $225,000. American Equities was allowed to further exercise its cashless right and converted the remaining 1,200,000 warrants into 1,075,075 free trading common shares of Hartcourt without any payment of consideration. On February 1, 2000, American Equities exercised its cashless right and converted the remaining 1,200,000 warrants into 1,075,075 free trading common shares of Hartcourt. On February 20, 2001, American Equities exercised its cashless rights and converted the remaining 400,000 warrants into 400,000 free trading common shares of Hartcourt.

In connection with consulting services, Hartcourt issued warrants to purchase 350,000 shares at prices ranging from $1.25 to $1.50 that expire at various dates through July 12, 2000. The warrants were issued at the fair market value on the date of issuance and therefore no expense was recorded.

In connection with the sale of 200,000 restricted shares of its own common stock on December 12, 1999, Hartcourt issued warrants to purchase 100,000 shares at $4.00 that expire on December 12, 2000. The warrants were issued above fair market value and therefore no expense was recorded.

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

During 2001, 400,000 warrants were converted into 400,000 common shares of Hartcourt due to the cashless exercise of the warrant-holders rights. During 2000, the warrant-holders converted warrants to purchase 407,000 shares of common stock at prices ranging from $2.50 to $2.80 for a total consideration of $101,870.

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

On May 16, 2001, Hartcourt and Elephant Talk Limited (ET) executed a Sale and Purchase Agreement whereby Hartcourt acquired 51% ownership interest in ET for a total consideration of $4,194,000. Hartcourt issued 3,756,058 shares of common stock valued at $2,325,000 to the private owners of ET, executed a Promissory

Note of $1,250,000, and issued 1,000,000 shares to ET for the 51% ownership interest. The 1,000,000 shares of common stock are reflected as treasury shares in the accompanying financial statements at December 31, 2001 since the results of operations are consolidated with Hartcourt from May 16, 2001 onwards.

On August 16, 2001, Hartcourt acquired an additional 35% ownership interest in Asia Top and China Top for a total consideration of HK$800,000 (US$102,564). The accompanying financial statements reflect Hartcourt's ownership of 85% in the StreamingAsia Group and its results of operations from the date of acquisition are consolidated with Hartcourt at December 31, 2001.

During 2001, Hartcourt issued 806,970 shares of its common stock valued at $339,840 to its directors and officers in connection with their compensation and performance of services.

As at December 31, 2001, Hartcourt has a $400,000 note receivable from Pego, non-interest bearing, payable upon demand and unsecured. Amount fully reserved as of December 31, 2001.

                                    PART IV.


Item 13.  Exhibits and Reports on Form 8-K

The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

Exhibit No.                Description of Document
--------------------------------------------------

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

10.26 February 4, 2000, Hartcourt completed a private placement of 227,445 Units and a class II Warrants to PYR Management LLC for $3,000,000 pursuant to a regulation D Subscription Agreement, File No. 524390. Incorporated herein by reference.

16.01 Resignation by Harlan & Boettger LLP, Certified Public Accountants, dated October 18, 1999, File No. 99731003. Amendment to resignation of Harlan & Boettger, LLP, Certified Public Accountants, dated December 6, 1999, File No. 99769229

16.02 Appointment of BDO International, Certified Public Accountants, dated February 8, 2000, File No. 530104

16.03 On September 28, 2000, resignation of BDO International as Hartcourt's independent Certified Public Accountants, File No. 731300.

16.04 On September 29, 2000, appointment of KPMG as Hartcourt's independent Certified Public Accountants, File No. 732487.

16.05 On December 11, 2000, resignation of KPMG as Hartcourt's independent Certified Public Accountants, File No. 786290.

16.06 On February 9, 2001, appointment of Weinberg & Company, P.A. as Hartcourt's independent Certified Public Accountants, File No. 1529253.

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

(5) Previously filed as exhibit to Hartcourt's Form 8-K, dated November 12, 1997, File No. 97715149. Incorporated herein by reference.

Reports on Form 8-K:

   o On May 22, 2001, acquisition of Elephant Talk Limited, File No. 500026. Incorporated by reference.


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

                                             THE HARTCOURT COMPANIES, INC.



Date:  April 12, 2002                        By: /s/ Alan V. Phan
                                             Alan V. Phan, Chairman




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Title                               Date
---------                        -----                               ----
/s/ Alan V. Phan         Chairman of the Board                  April 12, 2002
----------------
Alan V. Phan

/s/ Wallace Ching       President & Chief Executive Officer     April 12, 2002
-----------------
Wallace Ching

/s/ Manu Ohri           Executive Vice President Finance,       April 12, 2002
-------------           Chief Financial Officer, Secretary,
Manu Ohri               Treasurer and Director

/s/ Stephen Tang        Chief Operating Officer                 April 12, 2002
----------------        & Director
Stephen Tang

                          THE HARTCOURT COMPANIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000

                          THE HARTCOURT COMPANIES, INC.
                                AND SUBSIDIARIES



                                    CONTENTS
                                    --------

PAGE      1        INDEPENDENT AUDITORS' REPORT

PAGES   2 - 3      CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000

PAGES   4 - 5      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

PAGES   6 - 9      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE
                   YEARS ENDED  DECEMBER 31, 2001 AND 2000

PAGES  10 - 11     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                   DECEMBER 31, 2001 AND 2000

PAGES  12 - 43     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of:
  The Hartcourt Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the
related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13(D) to the consolidated financial statements, the Company is involved in significant litigation with Charles E. Hogue. During 2000, Charles Hogue claimed a finder's fee for introducing the Company to a potential acquisition target. The Company sent a check to Mr. Hogue in the amount of $40,500 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of the Company with the amount of shares in dispute. The Company failed to timely file an answer to the complaint, and a default judgment in the amount of $2,901,752 was entered in January 2001 in the Orange County Circuit Court of Florida. On March 2, 2001, the Company filed an appeal in Florida. The Company and its legal counsel are optimistic that the Company will prevail on its appeal. However, uncertainty exists as to the resolution of the appeal, and if the Company is unsuccessful in its appeal, the result will have a significant adverse impact on the Company's financial position, results of operations and cash flows.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(R) to the consolidated financial statements, the Company has a net loss from current operations of $7,779,341 a negative cash flow from current operations of $984,224 and a working capital deficiency of $3,889,779. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1(R). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California
April 12, 2002

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                           --------------------------
                                     ASSETS
                                     ------        2001            2000
                                              ------------    ------------
Current assets
 Cash and cash equivalents                    $    281,563    $    107,747
 Accounts receivable, net of allowance           1,443,673          86,383
 Inventory                                          15,882          64,196
 Notes receivable                                  896,874          70,000
 Prepaid expenses and other assets                 734,598          45,947
 Due from related companies                      1,494,730          19,270
                                              ------------    ------------
        Total Current Assets                     4,867,320         393,543
                                              ------------    ------------
PROPERTY & EQUIPMENT - NET                       2,445,432         507,725
                                              ------------    ------------
INVESTMENTS                                        400,000       1,258,050
                                              ------------    ------------
OTHER ASSETS
 Goodwill, net                                   5,257,649       1,414,173
 Intangibles, net                                1,191,959               -
 Investment in ETNS Singapore Pte., Ltd.           209,490               -
 Notes receivable                                2,608,286               -
 Advances pursuant to merger                             -       3,019,884
 Net assets of discontinued operations                   -       2,203,232
                                              ------------    ------------
        Total Other Assets                       9,267,384       6,637,289
                                              ------------    ------------
TOTAL ASSETS                                  $ 16,980,136    $  8,796,607
------------                                  ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
 Cash overdraft                               $     82,030    $          -
 Accounts payable                                4,607,238         688,405
 Deferred revenue                                  616,254         112,456
 Notes payable - current portion                 1,339,517          33,788
 Capital lease liability                            84,642               -
 Due to factor                                     198,205               -
 Due to related parties                          1,350,997       1,953,439
 Accrued expenses and other current liabilities    478,216         130,632
                                              ------------    ------------
        Total Current Liabilities                8,757,099       2,918,720

LONG-TERM LIABILITIES
 Notes payable                                     433,299         609,867
 Capital lease liability                            28,596               -
                                              ------------    ------------
TOTAL LIABILITIES                             $  9,218,994    $  3,528,587
-----------------                             ------------    ------------


          See accompanying notes to consolidated financial statements.

                                                        2001           2000
                                                   ------------   ------------
COMMITMENTS AND CONTINGENCIES                                 -              -

MINORITY INTERESTS                                    2,280,199         21,898
                                                   ------------   ------------
SHAREHOLDERS' EQUITY
 Preferred Stock:
 Original preferred stock, $0.01 par value,
  1,000 shares authorized, issued and
  outstanding                                                10             10
 Class A, 10,000,000 shares authorized, none
  issued and outstanding at December 31,
  2001 and 2000, respectively                                 -              -
 Series A, $1,000 stated value, 4,000 shares
  authorized, none issued and outstanding
  at December 31, 2001 and 2000, respectively                 -              -
 Series B, $1,000 stated value, 2,000 shares
  authorized, none issued and outstanding
  at December 31, 2001 and 2000, respectively                 -              -
 Series C, $1,000 stated value, 1,500 shares
  authorized, none issued and outstanding
  at December 31, 2001 and 2000, respectively                 -              -
 Series D, $1,000 stated value, 10,000 shares
  authorized, none issued and outstanding
  at December 31, 2001 and 2000, respectively                 -              -
 Series AB, $100 stated value, 25,000 shares
  authorized, none issued and outstanding
  at December 31, 2001 and 2000, respectively                 -              -
                                                   ------------   ------------
     Total Preferred Stock                                   10             10

 Common stock, $.0.001 par value, 100,000,000
  shares authorized, 73,885,656 and 62,176,044
  shares issued and outstanding, respectively            73,886         62,176
 Stock subscription receivable                         (139,865)   (12,192,094)
 Additional paid in capital                          55,774,225     62,464,649
 Treasury stock, at cost 2,418,367 and 3,557,832
  shares at December 31, 2001 and 2000,respectively  (1,662,233)    (1,918,634)
 Other comprehensive loss                               (61,687)             -
 Accumulated deficit                                (48,503,393)   (43,173,985)
                                                   ------------   ------------
     Total Shareholders' Equity                       5,480,933      5,246,122
                                                   ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 16,980,136   $  8,796,607
------------------------------------------         ============   ============









          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------
                                                     2001          2000
                                                ------------  ------------
NET SALES                                       $ 10,621,205  $  1,391,666

COST OF SALES                                      7,757,779     1,409,364
                                                ------------  ------------
GROSS PROFIT (LOSS)                                2,863,426       (17,698)
                                                ------------  ------------
OPERATING EXPENSES
 Selling, general and administrative               7,379,192     2,985,433
 Depreciation and amortization                     1,478,313       443,439
 Impairments                                       1,785,262     3,065,600
                                                ------------  ------------
      Total Operating Expenses                    10,642,767     6,494,472
                                                ------------  ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
OTHER INCOME (EXPENSE)                            (7,779,341)   (6,512,170)
                                                ------------  ------------
OTHER INCOME (EXPENSE)
 Equity in earnings (loss) of affiliate             (281,886)       60,614
 Interest expense                                   (196,168)     (125,792)
 Interest income                                     122,201        35,577
 Loss on disposal of property and equipment          (64,601)     (193,905)
 Provision for uncollectable note receivable        (329,171)            -
 Other income                                         12,590        20,031
 Other expense                                             -        (1,338)
                                                ------------  ------------
      Total Other Income (Expense)                  (737,035)     (204,813)
                                                ------------  ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTEREST                               (8,516,376)   (6,716,983)

  Less: Loss in subsidiaries attributed to
   minority interests                                641,919       639,736
                                                ------------  ------------
LOSS BEFORE DISCONTINUED OPERATIONS               (7,874,457)   (6,077,247)















          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------




DISCONTINUED OPERATIONS:
 Loss from discontinued operations                  (377,952)     (713,632)
 Gain on disposal of discontinued operations       1,060,371             -
                                                ------------  ------------
LOSS BEFORE EXTRAORDINARY ITEM                    (7,192,038)   (6,790,879)

  Extraordinary item - gain on extinguishment
       of debt                                     1,862,630             -
                                                ------------  ------------
NET LOSS                                          (5,329,408)   (6,790,879)
                                                ------------  ------------
OTHER COMPREHENSIVE LOSS
 Foreign currency translation loss                   (61,687)            -
                                                ------------  ------------
COMPREHENSIVE LOSS                              $ (5,391,095) $ (6,790,879)
------------------                              ============  ============

Basic and diluted loss per common share
 Loss from continuing operations                $      (0.12) $      (0.10)
 Income (Loss) from discontinued operations             0.01         (0.01)
 Income from extraordinary item                         0.03             -
                                                ------------  ------------
 Loss per share                                 $      (0.08) $      (0.11)
                                                ============  ============
Weighted average number of common shares
 outstanding - basic and diluted                  68,879,666    59,486,747
                                                ============  ============




















          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------

                                                                   Common
                                                                    Stock       Additional
                         Preferred Stock      Common Stock      Subscriptions     Paid-In
                         Shares   Amount    Shares    Amount      Receivable      Capital
                         ------   ------  ---------- ---------  -------------  -----------

Balance,
 December 31, 1999        1,000   $   10  47,664,304 $  47,664  $           -  $38,872,029

Shares issued to
 investors                    -        -   6,633,898     6,634     (1,192,094)   5,953,366

Issuance of shares to
 directors for services       -        -      49,161        49              -      143,951

Shares issued upon
 exercise of  warrants        -        -   2,954,150     2,954              -       98,916

Shares issued upon
 exercise of options          -        -   5,400,000     5,400    (11,000,000)  13,994,600

Shares redeemed in
 connection with
 litigation settlement        -        -   (400,000)     (400)              -     (499,600)

Shares issued to
 directors, officers
 and employees for
 services and accrued
 salary                       -        -   3,242,673     3,243              -    3,483,878

Shares issued to
 consultants                  -        -     122,754       123              -      180,312

Shares issued in
 connection with
 FTL acquisition              -        -     509,104       509              -      237,197

Net loss, 2000                -        -           -         -              -            -
                         ------   ------  ---------- ---------   ------------- -----------
Balance,
 December 31, 2000        1,000   $   10  66,176,044 $  66,176   $(12,192,094) $62,464,649






          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------

                                                   Other
                           Treasury Stock      Comprehensive   Accumulated
                          Shares     Amount        Loss          Deficit      Total
                         --------- ----------- -------------  ------------  ----------

Balance,
 December 31, 1999       3,048,728 $(1,680,928)  $       -    $(36,383,106) $  855,669

Shares issued to
 investors                       -           -           -               -   4,767,906

Issuance of shares to
 directors for services          -           -           -               -     144,000

Shares issued upon
 exercise of  warrants           -           -           -               -     101,870

Shares issued upon
 exercise of options             -           -           -               -   3,000,000

Shares redeemed in
 connection with
 litigation settlement           -           -           -               -    (500,000)

Shares issued to
 directors, officers
 and employees for
 services and accrued
 salary                          -           -           -               -   3,487,121

Shares issued to
 consultants                     -           -           -               -     180,435

Shares issued in
 connection with
 FTL acquisition           509,104    (237,706)          -               -           -

Net loss, 2000                                           -      (6,790,879) (6,790,879)
                         ---------  ----------- -----------    ------------  ----------
Balance,
 December 31, 2000       3,557,832 $(1,918,634)  $       -    $(43,173,985) $5,246,122







          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------

                                                                               Common
                                                                                Stock       Additional
                                     Preferred Stock      Common Stock      Subscriptions     Paid-In
                                     Shares   Amount    Shares    Amount      Receivable      Capital
                                     ------   ------  ---------- ---------  -------------  -----------

Balance, January 1, 2000              1,000   $   10  66,176,044 $  66,176  $ (12,192,094) $62,464,649

Shares issued for cash                    -        -   1,838,636     1,839       (139,865)     393,161

Cash received from share
 subscriptions                            -        -           -         -      1,192,094            -

Issuance of shares to
 directors for services                   -        -     295,206       295              -      117,945

Shares issued for stock reset
 price                                    -        -   1,966,092     1,966              -       (1,966)

Shares issued upon exercise of
 cashless stock option warrants           -        -     400,000       400              -         (400)

Stock subscription cancelled              -        -  (4,000,000)   (4,000)    11,000,000  (10,996,000)

Shares issued in lieu of
 compensation                             -        -     511,764       512              -      221,088

Shares issued to consultants              -        -   1,136,054     1,136              -      373,037

Shares issued in connection
 with acquisition of ET                   -        -   4,756,058     4,756              -    2,939,244

Sale of treasury stock                    -        -           -         -              -     (235,727)

Shares issued in connection
 with acquisition of Sinobull             -        -     805,802       806              -      499,194

Other comprehensive loss                  -        -           -         -              -            -

Net loss, 2001                            -        -           -         -              -            -
                                     ------   ------  ---------- ---------  -------------  -----------

Total comprehensive loss                  -        -           -         -              -            -


Balance, December 31, 2001            1,000   $   10  73,885,656 $  73,886  $    (139,865) $55,774,225
--------------------------           ======   ======  ========== =========  =============  ===========

          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------

                                                             Other
                                     Treasury Stock      Comprehensive   Accumulated
                                   Shares     Amount         Loss          Deficit       Total
                                 ---------- ------------ -------------   ------------  -----------
Balance, January 1, 2000          3,557,832 $(1,918,634) $           -   $(43,173,985) $ 5,246,122

Shares issued for cash                    -           -              -                     255,135

Cash received from share
 subscriptions                            -           -              -              -    1,192,094

Issuance of shares to
 directors for services                   -           -              -              -      118,240

Shares issued for stock reset
 price                                    -           -              -              -            -

Shares issued upon exercise of
 cashless stock option warrants           -           -              -              -            -

Stock subscription cancelled              -           -              -              -            -

Shares issued in lieu of
 compensation                             -           -              -              -      221,600

Shares issued to consultants              -           -              -              -      374,173

Shares issued in connection
 with acquisition of ET           1,000,000    (619,000)             -              -    2,325,000

Sale of treasury stock           (2,945,267)  1,375,401              -              -    1,139,674

Shares issued in connection
 with acquisition of Sinobull       805,802    (500,000)             -              -            -

Other comprehensive loss                  -           -        (61,687)             -      (61,687)

Net loss, 2001                            -           -              -     (5,329,408)  (5,329,408)
                                 ---------- -----------  -------------   ------------   ----------

Total comprehensive loss                  -           -              -              -  $(5,391,095)

Balance, December 31, 2001       $2,418,367 $(1,662,233) $     (61,687)  $(48,503,393) $(5,480,943)
--------------------------       ========== ===========  =============   ============  ===========




          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

                                                                                                     2001           2000
                                                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                        $(5,329,408)   $(6,790,879)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Loss on disposal of property and equipment                                                        64,601        193,905
    Provision for uncollectable note receivable                                                      329,171        478,800
    Gain on extinguishment of debt                                                                (1,862,630)             -
    Depreciation                                                                                     671,282        231,972
    Amortization                                                                                     807,031        226,260
    Allowance for doubtful accounts                                                                   78,691        288,786
    Impairments - goodwill and intangible software                                                 1,785,262      1,046,471
    Impairments - investments                                                                              -      2,500,000
    Minority interest in loss of subsidiaries and equity in earnings of affiliate, net              (360,033)      (924,790)
    Stock issued for services                                                                        714,013        431,768
    Settlements                                                                                            -       (500,000)
 Changes in operating assets and liabilities:
    Accounts receivable                                                                             (143,278)       (69,209)
    Inventory                                                                                        136,575         62,895
    Prepaid expenses and other                                                                       543,846         72,736
    Cash overdraft                                                                                  (329,577)             -
    Accounts payable and accrued expenses                                                          1,811,444        204,212
    Deferred revenue                                                                                  98,786         33,979
                                                                                                 ------------   ------------
        Net Cash Used In Continuing Operations                                                      (984,224)    (2,513,094)
        Net Cash Used In Discontinued Operations                                                    (478,327)      (295,246)
                                                                                                 ------------   ------------
        Net Cash Used In Operating Activities                                                     (1,462,551)    (2,808,340)
                                                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                                  (51,721)      (347,051)
 Cash acquired in acquisition                                                                        690,202        295,246
 Payments on notes receivable, net                                                                  (823,585)       (70,000)
 Advances on acquisitions                                                                                  -     (3,269,884)
 Investments                                                                                        (153,846)    (1,197,436)
                                                                                                 ------------   ------------
        Net Cash Used In Investing Activities                                                       (338,950)    (4,589,125)
                                                                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments due to related parties                                                                    (865,048)       (81,094)
 Proceeds from issuance of common stock                                                            1,988,501      7,869,776
 Shareholder loans                                                                                  (999,436)             -
 Due to factor                                                                                       198,205              -
 Proceeds (Payments) on long-term debt                                                             1,619,807       (614,527)
 Payments on capital lease                                                                            42,883              -
                                                                                                 ------------   ------------
        Net Cash Provided By Financing Activities                                                  1,984,912      7,174,155
                                                                                                 ------------   ------------

FOREIGN CURRENCY TRANSLATION                                                                          (9,595)             -

NET INCREASE (DECREASE) IN CASH                                                                      173,816       (223,310)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                        107,747        331,057
                                                                                                 ------------   ------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                                          $   281,563    $   107,747
---------------------------------------                                                          ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest                                                           $   196,168    $   125,793
                                                                                                 ============   ============

          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2001, the Company issued shares of treasury stock to settle notes payable
- shareholder of $598,402.

During 2000, the Company satisfied $3,379,788 of accrued officer's salary for 3,103,448 shares of common stock.

During 2000, the Company satisfied $237,706 of accrued expenses for 509,104 shares of common stock to complete the purchase of 58.53% of Financial Telecom Limited.

During 2000, the Company issued securities, with a fair value of $196,358, for accrued expenses of $196,358.



































          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------   -----------------------------------------------------------
         (A) Basis of Presentation
         -------------------------
         The accompanying consolidated financial statements for 2001 include the accounts of The Hartcourt Companies, Inc. and its 58.53% owned subsidiary Financial Telecom Limited, its 100% owned subsidiary Sinobull.com, Inc., its 85% owned subsidiary Asia Top Finance, Ltd., its 66.67% owned subsidiary HCTV Financial TV Channel, Ltd., its 100% owned subsidiary Hartcourt Capital, Inc., its 51% owned subsidiary Elephant Talk, Ltd. and its 100% owned subsidiary AI-Asia, Inc. For purposes of these consolidated financial statements The Hartcourt Companies, Inc. and its Subsidiaries are referred to collectively as the "Company" or "Hartcourt".

         The accompanying consolidated financial statements of the Company for 2000 include the accounts of the Company and its 58.53% owned subsidiary Financial Telecom Limited (See Note 2) and its 51% owned subsidiary, Beijing UAC Stock Exchange Online, Co., Ltd. (See Note 2). The Company also has a 50% ownership interest in Asia Top Finance, Ltd. (See Note 2) which is accounted for using the equity method.

         All  material   intercompany   transactions   and  balances  have  been
         eliminated in consolidation.

         (B) Use of Estimates
         --------------------
         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (C) Cash and Cash Equivalents
         -----------------------------
         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

         (D) Accounts Receivable
         -----------------------
         In the normal course of business, the Company extends unsecured credit to customers in Hong Kong and China. Credit is extended based on an evaluation of the customer's financial condition. The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the reporting period.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         (E) Inventory
         -------------
         Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method.

         (F) Property and Equipment
         --------------------------
         Property and equipment are stated at cost or estimated fair market value on the date of acquisition. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis ranging from five to forty years.

         (G) Intangibles
         ---------------
         Goodwill and other intangible assets are amortized on the straight-line over the estimated future periods to be benefited. Goodwill, the excess of the Company's purchase price over the fair value of the net assets acquired, is amortized over 10 years.

         (H) Accounting for Business Combinations
         ----------------------------------------
         The Acquisitions were recorded as purchases in accordance with Accounting Principles Board Opinion No. 16 (APB No. 16) "Business Combinations", and the purchase prices were allocated to the assets acquired, and liabilities assumed based upon their estimated fair value at the purchase date. The excess purchase price over the net asset value has been recorded as goodwill and is included in intangibles in the accompanying balance sheet. The operating results of the acquired entities are included in the Company's consolidated financial statements from the dates of acquisition.

         (I) Impairment of Long-Lived Assets
         -----------------------------------
         The Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

         The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Accordingly, based on these evaluations, management has adjusted the carrying value of investments and goodwill in 2001 and 2000.

         (J) Revenue Recognition
         -----------------------
         Revenue from product sales is recognized upon shipment. Revenue from service obligations is deferred and recognized when the services are

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         provided. The Company recognizes sales from telecommunications services as services are provided. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.


         (K) Income Taxes
         ----------------
         Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         (L) Stock-Based Compensation
         ----------------------------
         The Company has adopted a method of accounting for stock-based compensation plans as required by Statement of Financial Accounting Standard No. 123 (SFAS No. 123) "Accounting for Stock-Based
         Compensation". SFAS No. 123 allows for two methods of valuing stock-based compensation. The first method allows for the continuing application of Accounting Principle Board Opinion No. 25 (APB No. 25) in measuring stock-based compensation, while complying with the disclosure requirements of SFAS No. 23. The second method uses an option pricing model to value stock compensation and record as such within the consolidated financial statements. Under both methods, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Such cost is charged to operations. The Company will continue to apply APB No. 25, while complying with SFAS No. 123 disclosure requirements.

         (M) Foreign Currencies
         ----------------------
         Assets and liabilities denominated in foreign currencies are translated into the currency of U.S. dollars using the exchange rates at the balance sheet date. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Chinese Renminbi into U.S. dollars. Translation gains and losses resulting from changes in the exchange rate are deferred and are shown as a separate component of shareholders' equity when material. Transaction gains and losses are included in the determination of net loss for the period.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


         (N) Fair Value of Financial Instruments
         ---------------------------------------
         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amount of the Company's financial instruments, including accounts receivable, notes and other receivables, investments, advances, accounts payable and accrued expenses, capital lease obligation, notes payable and loans payable, and other current liabilities approximates fair value due to the relatively short period to maturity for these instruments.

         (O) Loss Per Share
         ------------------
         Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity. Since the Company incurred losses in 2001 and 2000, basic and diluted per share amounts are the same.

         (P) Reclassification
         --------------------
         Certain 2000 amounts have been reclassified to conform to the 2001 consolidated financial statement presentation.

         (Q) New Accounting Pronouncements
         ---------------------------------
         The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards.

         Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

         Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

         The effect of these pronouncements has not been determined on the Company's financial position or results of operations.

         (R) Organization and Going Concern
         ----------------------------------
         The Hartcourt Companies, Inc. was incorporated in Utah in September 1983. Currently, Hartcourt is involved in Internet joint ventures in Asia to facilitate the expansion of China's first commercial e-trade financial network, telecommunications and wireless Internet Service Provider services. Hartcourt's goal is to create a financial portal in the Chinese market by building a network of Internet companies in partnership with young Chinese entrepreneurs as well as government entities.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         As shown in the accompanying financial statements, the Company incurred a net loss from current operations of $7,779,341, a negative cash flow from current operations of $984,224 and a working capital deficiency $3,889,779. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         As discussed in Note 2, the Company has taken certain steps, which management believes will provide the necessary capital to continue its operations. These steps include 1) settlement of certain matters of litigation and disputes, 2) signed an Investment Agreement with Swartz Private Equity, LLC, who agreed to purchase from time to time, up to $35,000,000 Hartcourt shares of common stock. The Investment Agreement with Swartz is still subject to the approval of SEC (See Note 16B).

         The ability of the Company to continue as a going concern is dependent on its success in fulfilling its plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2   INVESTMENTS AND ACQUISITIONS
------   ----------------------------
         (A) Investment in Peony Gardens
         -------------------------------
         On December 23, 1999, Hartcourt entered into an exchange agreement with GoCall, Inc., ("GoCall"), pursuant to which GoCall agreed to exchange 1,000,000 shares of its Convertible Preferred Stock (par value $5.00), convertible into 10 shares of Common Stock (Restricted under Rule 144 for 12 months) for each share of Convertible Preferred Share, for all of the marketable securities received by Hartcourt from Dragon King, valued at approximately $5,200,000. In addition, the Company has the option to appoint three of the five directors to the GoCall Board. As part of the exchange of the securities with GoCall, Hartcourt withheld marketable securities - 192,000 shares of common stock of ECS, valued at $196,358 at the date of closing on December 29, 1999. The amount is recorded as a payable to GoCall at December 31, 1999. Due to the GoCall shares being restricted, the Company recorded a loss on the settlement of the transaction of $2,500,000 as of December 31, 1999. The Company also recorded a loss on the transaction of approximately $200,000, which was included in selling, general and administrative expenses in 1999. The Company has not appointed any directors as of the date of this report. On December 29, 2000, Hartcourt and GoCall mutually agreed to rescind the exchange agreement entered on December 23, 1999. Pursuant to the terms of the rescission agreement, Hartcourt returned 1,000,000 shares of GoCall's convertible preferred stock in exchange for all the marketable securities received from Dragon King plus 192,000 shares of common stock of ECS. Due to lack of trading of these securities, the Company recorded an impairment loss of $2,500,000 at December 31, 2000.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         (B) Purchase of Financial Telecom Limited
         -----------------------------------------
         On August 17, 1999, Hartcourt entered into a stock purchase agreement with Financial Telecom Limited (FTL), to purchase 4,964,990 shares of common capital stock, representing 58.53% of the total common capital stock outstanding. The purchase price was agreed to be HK$4.713 per share for a total consideration of HK$23.4 million or US$3.0 million, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999 with Hartcourt making cash payments amounting to $801,860, issuing 3,000,000 shares of its common stock and recording a payable of $797,140. The stock purchase agreement required a post-closing adjustment for any deficiency to be paid to FTL in the event the final closing net worth as of the closing date shall be more than $5,000 over and above the net worth reported on February 28, 1999 in calculating the purchase price. As a result of the post-closing adjustment, the purchase price was revised to HK$25,563,842 or US$3,277,412. At December 31, 1999,
         Hartcourt recorded the increase in purchase price as a result of the post-closing adjustment as a note payable to FTL of $138,706 and a payable for the issue of 148,512 shares of common stock of the Company. On January 18, 2000, the Company issued 509,104 additional shares of common stock to FTL in settlement of the post closing adjustment. The Company has recorded the remaining 563,837 common shares issued to FTL as treasury shares in the accompanying financial statements.

         (C) Purchase of Beijing UAC Stock Exchange Online Co. Ltd.
         ----------------------------------------------------------
         On June 20, 1999, Hartcourt entered into an agreement with UAC Stock Trading Online Co. Ltd. ("UAC Trading") to form a joint venture under the laws of the People's Republic of China. The name of the joint venture is UAC Stock Exchange Online Ltd. ("UAC Exchange"). Under the terms of the agreement, for a 35% interest in UAC Exchange, Hartcourt agreed to invest $1 million in UAC Exchange, pay $1.7 million to the owners of UAC Trading and transfer 1,000,000 common shares of Hartcourt to UAC Exchange, of which 200,000 common shares are to be used to pay UAC Trading for an existing loan to the owner of UAC Trading of $200,000 and 800,000 common shares to be recorded as loan from Hartcourt to UAC Exchange. On August 9, 1999, Hartcourt and UAC Trading agreed to convert the loan of $200,000 into an option to purchase an additional 15% interest in UAC Exchange from UAC Trading. The option to convert the loan into an additional 15% interest in UAC Exchange is contingent upon Chinese laws and regulations governing foreign ownership of Chinese companies. On September 1, 2000, Hartcourt exercised its option for an additional 15% interest in UAC Exchange . On December 28, 2000, the Company purchased an additional 1% from the owners of UAC Trading making Hartcourt's investment in UAC Exchange at 51%. As of December 31, 2000, Harcourt has not issued any of the 1,000,000 shares due to UAC. Additionally, the Company had a payable in the amount of $1,418,000 to the owner of UAC Trading as of December 31, 2000. During 2001, the Company sold all of its 51% ownership interest

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         in UAC Exchange for a note receivable of $2,858,286 and recognized a gain of $1,060,371 on the disposal. The results of its operations have been reclassified to net assets of disposal of operations on the consolidated balance sheet and as loss from discontinued operations on the consolidated statements of operations.

         (D) Investment in Streaming Asia.com Ltd.
         -----------------------------------------
         On April 14, 2000, Sinobull.com Inc. (See Note 4) agreed to subscribe for 1,200,000 newly issued and outstanding fully paid shares of Streaming Asia.com Ltd for HK$7,000,000 (approximately US$897,500) on behalf of Hartcourt for a 50% ownership interest in Streaming Asia.com Ltd. As of December 31, 2000, Sinobull.com Inc. had contributed $897,500 towards the purchase of Streaming Asia.com Ltd. that was advanced by Hartcourt to Sinobull.com Inc. The Company exchanged advances to Sinobull.com Inc. for a 50% ownership interest in Streaming Asia.com Ltd. The 2000 financial statements reflect Hartcourt's investment in Streaming Asia.com Ltd. on the equity method of accounting. On May 16, 2001, the Company agreed to acquire an additional 35% ownership in Streaming Asia.com Ltd. for HK $800,000 (approximately US $102,500). The results of operations of Streaming Asia.com Ltd are recorded on the equity method through the date of merger and on the consolidated method from the date of merger through December 31, 2001.

         (E) Investment in eMPACT Solutions, Inc.
         ----------------------------------------
         The Company agreed to subscribe and purchase three hundred shares of Class B Convertible Preferred Stock, par value $0.001 per share of eMPACT for an investment of $300,000. The investments are accounted for under the cost method of accounting.

         (F) Investment in Haike Caijin
         ------------------------------
         On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman Computer Services Corporation Limited to jointly develop and market in Shanghai financial television programs for China Market. The new joint venture is named "Haike Caijin" (HCTV).

         During February 2001, the joint venture was formed and a temporary license was issued by the Chinese government. The Company has accounted for the investment under the consolidated method of accounting from inception through December 31, 2001. The Company has invested $100,000 for its 66.67% ownership of the joint venture.

         (G) Investment in Elephant Talk Limited
         ---------------------------------------
         On May 16, 2001, the Company acquired 51% of the common stock of Elephant Talk Limited for 4,756,058 shares of the Company's common stock with a fair value of $2,944,000 and a note payable of $1,250,000

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         due February 16, 2002, extended until May 5, 2002. In addition, Elephant Talk Limited accounts for its 39% interest in ETNS Singapore Pte. Ltd. under the equity method of accounting. The Company's share of the income (loss) for 2001 was $59,976. The Company has recorded 1,000,000 shares issued to Elephant Talk limited as treasury shares in the accompanying financial statements.


         (H) Investment in Sinobull.com, Inc.
         ------------------------------------
         During April 2001, the Company exchanged advances of $3,019,884 and 805,802 shares of common stock with a fair value of $500,000 for 100% of the issued and outstanding stock of Sinobull.com, Inc. The Company recorded 805,802 shares issued to Sinobull.com, Inc. as treasury shares in the accompanying financial statements.

         (I) Investments
         ---------------
         The following is a summary of investments recorded under the cost method at December 31, 2001 and 2000:

                                                          2001          2000
                                                      -----------   -----------

         Investment in GoCall                         $       -     $ 2,500,000
         Investment in Asia Top Finance, Ltd.                 -         958,050
         Investment in Cooperation in Education
           Program Agreement                              100,000           -
         eMPACT                                           300,000       300,000
                                                      -----------   -----------
         Balance                                          400,000     3,758,050
                                                      -----------   -----------

         Impairments
           GoCall                                             -       2,500,000
                                                      -----------   -----------

         Balance                                      $   400,000   $ 1,258,050
                                                      ===========   ===========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


NOTE 3   ACCOUNTS RECEIVABLE AND FACTOR AGREEMENT
-------  ----------------------------------------

         Accounts receivable at December 31, 2001 consisted of the following:

         Accounts receivable                                        $ 1,522,364
         Less allowance for doubtful accounts                            78,691
                                                                    -----------
                                                                    $ 1,443,673
                                                                    ===========

         For the years ended December 31, 2001 and 2000, the Company recorded a provision for doubtful accounts of $78,691 and $33,742, respectively in its statement of operations.

         The Company factors trade accounts receivable, with recourse, pursuant to a factoring agreement (the "Agreement"). Under the Agreement, the factor advances 70% of the face value of specific approved customers. The Company is charged at the bank's prime rate of interest. The Agreement expires on January 16, 2003. At December 31, 2001, the Company has pledged accounts receivable of approximately $296,000.


NOTE 4   ADVANCES PURSUANT TO MERGER
-------  ---------------------------

         The following is a summary of advances pursuant to mergers at December 31, 2001 and 2000:

                                                          2001          2000
                                                      -----------   -----------

         HCTV                                         $         -   $   100,000
         Escrow deposit                                         -       100,000
         Sinobull                                               -     2,819,884
                                                      -----------   -----------
         Total                                        $         -   $ 3,019,884
                                                      ===========   ===========

         In November 1999, Sinobull Group ("Group") was formed with the intention to consolidate various related businesses acquired or expected to be acquired by Sinobull.com, Inc. ("Sinobull") or the Company. Sinobull is principally engaged in the operation of a financial portal and investment holding. Sinobull had one share issued and outstanding and was controlled by a director of the Company as of December 31, 2000. As of December 31, 2000, Hartcourt had advanced to Sinobull $2,819,884 principally to make acquisitions in China and Hong Kong (See Note 2(H)).

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


NOTE 5   NOTES RECEIVABLE
-------  ----------------

         Notes receivable consist of the following:

                                                          2001          2000
                                                      -----------   -----------
         Note receivable from Edda, Ltd., interest at
          6% per annum, quarterly payments of $50,000
          plus  interest  with a balloon  payment  of
          $2,715,772 due December 1, 2006, secured by
          the tangible and intangible assets of Edda,
          Ltd. (See Note 18)                          $ 2,808,286   $       -

         Note    receivable    from   Shanghai   Wind
          Information Co., Ltd.,  bearing interest at
          5%, due on demand                               442,968           -

         Note  receivable  from UAC Exchange  Online,
          Ltd., non-interest bearing, due on demand       183,906           -

         Loan receivable from Beijing Total Solutions
          System, Ltd.,  non-interest bearing, due on
          demand,  convertible by the Company into 5%
          of the outstanding common stock, unsecured.      70,000        70,000

                                                      -----------   -----------
                                                        3,505,160        70,000

         Current                                          896,874        70,000
                                                      -----------   -----------

         Non-current                                  $ 2,608,286   $       -
                                                      ===========   ===========

         For the years ended December 31, 2001 and 2000, the Company recorded a provision for doubtful accounts of $179,171 and $228,800, respectively.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


NOTE 6   Related Party Transactions
-------  --------------------------

         Related party loans receivable consist of the following:

                                                          2001          2000
                                                      -----------   -----------

         Loan to a  director,  non-interest  bearing,
          due on demand' unsecured.                   $       -     $     9,826

         Loans   receivable    from    unconsolidated
          affiliates,  non-interest bearing,  payable
          upon demand, unsecured.                           3,316           -

         Loan receivable  from a company related to a
          director  of  a  subsidiary,   non-interest
          bearing,  payable upon  demand,  unsecured.      12,095           -

         Loan receivable  from a company related to a
          director  of  a  subsidiary,   non-interest
          bearing, payable upon demand, unsecured.      1,072,668           -

         Loan receivable  from a company related to a
          director  of  a  subsidiary,   non-interest
          bearing,  payable upon  demand,  unsecured.     406,651           -


         Loan receivable  from a company related to a
          director  of  a  subsidiary,   non-interest
          bearing, payable upon demand,  unsecured.           -           9,444
                                                      -----------   -----------

         Total                                        $ 1,494,730   $    19,270
                                                      ===========   ===========

         The Company recorded a provision for loans receivable of $150,000 and $347,561 for the years ended December 31, 2001 and 2000, respectively.

         During 2001, the Company issued 295,206 shares of common stock for services to directors with a fair value of $118,240.

         During 2001, the Company issued 511,764 shares of common stock to officers in lieu of compensation for services with a fair value of $221,600.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


         During 2000, the Company converted $3,379,788 of accrued officer's salary into 3,103,448 shares of common stock.

         During 2000, the Company issued 49,161 shares of common stock for services to directors with a fair value of $144,000.

         During 2000, the Company issued 139,225 shares of common stock for services to officers with a fair value of $107,333.


NOTE 7   Property and Equipment
-------  ----------------------

         Property and equipment are summarized as follows:

                                                          2001          2000
                                                      -----------   -----------

         Computer and transmission equipment          $ 6,306,017 $  (1,713,741)
         Building                                         897,510       897,510
         Office equipment and computers                   481,246       377,511
         Furniture and fixtures                           381,224       170,464
         Leasehold improvements                           252,278        35,637
         Computer equipment held under capital lease      213,977           -
                                                      -----------   -----------
                                                        8,532,252     3,194,863
         Less accumulated depreciation                 (6,086,820)   (2,687,138)
                                                      -----------   -----------

         Property and equipment, net                  $ 2,445,432   $   507,725
                                                      ===========   ===========

         Depreciation expense for the years ended December 31, 2001 and 2000 was $671,282 and $458,232, respectively.

NOTE 8   Intangibles
-------  -----------

         Intangibles from the acquisition of FTL are summarized as follows:

                                                          2001          2000
                                                      -----------   -----------

         Goodwill - FTL                               $ 2,262,598   $ 2,262,598
         Loss on impairment                            (1,500,486)     (565,600)
         Less: accumulated amortization                  (444,443)     (282,825)
                                                      -----------   -----------
         Intangibles, net                             $   317,669   $ 1,414,173
                                                      ===========   ===========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         Pro forma unaudited information assuring the acquisition of Elephant Talk Limited and Streaming Asia.com Ltd had occurred as of January 1, 2000 is not provided as the pro forma amounts would not be significantly different than the Company's historical results.

         Consideration paid for Elephant Talk Limited:

                                                                        2001
                                                                    -----------
         Note payable                                               $ 1,250,000
         Hartcourt common shares                                      2,944,000
                                                                    -----------
                                                                    $ 4,194,000
                                                                    ===========


         Fair value of net assets received:

                                                                    May 15, 2001
                                                                    -----------

         Cash                                                       $   129,280
         Accounts receivable                                            823,846
         Prepaid expenses                                               851,812
         Investment - unconsolidated affiliate                          147,760
         Property and equipment                                       1,757,181
         Accounts payable and accruals                               (3,063,371)
         Other receivables                                              527,549
                                                                    -----------
                                                                      1,174,057
         Minority interest                                           (1,187,788)
                                                                    -----------
                                                                        (13,731)
                                                                    -----------
         Goodwill                                                     4,207,731
                                                                    -----------
                                                                    $ 4,194,000
                                                                    ===========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


         Intangibles from the acquisition of Elephant Talk Limited are summarized as follows:

                                                               December 31, 2001
                                                               ----------------

         Goodwill                                                   $ 4,207,731
         Less: accumulated amortization                                (245,450)
                                                                    -----------
                                                                    $ 3,962,281
                                                                    ===========


         Consideration paid for Sinobull.com, Inc.:
                                                                        2001
                                                                    -----------

         Net cash advances                                          $ 3,069,884
         Hartcourt common shares                                        500,000
                                                                    -----------
                                                                    $ 3,569,884
                                                                    ===========



         Fair value of net assets received:
                                                                   April 1, 2001
                                                                    -----------

         Cash                                                       $   457,506
         Accounts receivable                                            201,360
         Prepaid expenses and other receivables                         841,097
         Inventories                                                     75,656
         Property and equipment                                         584,775
         Accounts payable and accruals                                  (18,096)
         Intangible software                                          1,390,619
                                                                    -----------
                                                                      3,532,917
         Minority interest                                           (1,525,821)
                                                                    -----------
                                                                      2,007,096

         Goodwill                                                     1,562,788
                                                                    -----------
                                                                    $ 3,569,884
                                                                    ===========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         Intangibles from the acquisition of Sinobull.com, Inc.
         are summarized as follows:

                                                               December 31, 2001
                                                               ----------------

         Goodwill                                                    $1,562,788
         Less: accumulated amortization                                 (78,682)
         Less: impairment                                              (742,207)
                                                                     ----------
                                                                     $  741,899
                                                                     ==========

         Intangible Software                                         $1,390,619
         Less: accumulated amortization                                (198,660)
                                                                     ----------
                                                                     $1,191,959
                                                                     ==========

         Consideration paid for Streaming Asia.com, Ltd.:
                                                                        2001
                                                                    -----------

         Cash                                                       $ 1,000,000
                                                                     ==========
         Fair value of net assets received:

                                                                    May 16, 2001
                                                                    -----------

         Cash                                                       $   103,416
         Accounts receivable                                            236,836
         Prepaid expenses and other assets                              397,677
         Property and equipment                                         270,997
         Accounts payable and accruals                                 (313,613)
                                                                    -----------
                                                                        695,313
         Minority interest                                              (47,084)
                                                                    -----------
                                                                        648,229

         Goodwill                                                       351,771
                                                                    -----------
                                                                    $ 1,000,000
                                                                    ===========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         Intangibles from the acquisition of Streaming Asia.com, Ltd.
         are summarized as follows:
                                                               December 31, 2001
                                                               ----------------

         Goodwill                                                   $   351,771
         Less: accumulated amortization                                  (6,800)
         Less: impairment                                              (109,171)
                                                                    -----------
                                                                    $   235,800
                                                                    ===========

        The following table summarizes goodwill, net of accumulated amortization and impairments as of December 31, 2001:

                                 Financial                          Streaming
                                  Telecom           Elephant        Asia.com        Sinobull.com,
                                  Limited         Talk Limited         Ltd               Inc.              Total
                                -------------     -------------    ------------     ---------------    --------------
         Goodwill               $ 2,262,598       $ 4,207,731      $  351,771       $   1,562,788      $  8,384,888
         Accumulated
           amortization            (444,443)         (245,450)         (6,800)            (78,682)         (775,375)
         Impairment              (1,500,486)              -          (109,171)           (742,207)       (2,351,864)
                                -------------     -------------    ------------     ---------------    --------------
                                $   317,669       $ 3,962,281      $  235,800       $     741,899      $  5,257,649
                                =============     =============    ============     ===============    ==============



NOTE 9   DISCONTINUED OPERATIONS
-------  -----------------------

         During 2001, the Company disposed of its 51% ownership interest in UAC Exchange and recorded a gain of $1,060,371 in connection with the disposal. The results of operations for 2000 and the first six months of 2001 of the subsidiary have been classified as discontinued operations in the consolidated financial statements.

         Information relating to the operations of the subsidiary for the periods ended December 31, 2001 and 2000 are as follows:

                                                       Six Months
                                                         Ended
                                                     June 30, 2001      2000
                                                      -----------   -----------

         Revenue                                      $       -     $   139,673
         Costs and expenses                               377,952       853,305
                                                      -----------   -----------

         Loss from discontinued operations            $  (377,952)  $  (713,632)
                                                      ===========   ===========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


NOTE 10  Notes Payable
-------  -------------

         Notes payable are summarized as follows:

                                                          2001          2000
                                                      -----------   -----------

         Note payable,  for  acquisition  of Elephant
          Talk  Limited,  interest  at  8.1%.  Entire
          amount was due February  2002,  extended to
          May 31, 2002                                $ 1,250,000  $        -

         Note payable,  bank,  monthly  principal and
          interest   payments  of  $1,483   including
          interest at 1% below prime. Loan secured by
          the  Company's  property  and is  repayable
          over 144 monthly payments                       160,765           -

         Note payable,  former  officer and director,
          principal   and  interest  due  on  demand,
          interest at 6%                                   80,000           -

         Note payable,  bank,  monthly  principal and
          interest   payments  of  $8,413   including
          interest  at the bank's FTL prime rate plus
          2.5% per  annum,  9.5% and 11% at  December
          31,  2001 and 2000;  respectively,  due May
          2009; secured by building                           -         643,655

         Note  payable,  bank,  monthly  payments  of
          interest  at 2%  above  prime.  The note is
          secured by the  guarantees of the Company's
          shareholders.  The  note is due on  January
          16, 2003                                        282,051           -

                                                      -----------   -----------
                                                        1,772,816       643,655
         Less current portion                          (1,339,517)      (33,788)
                                                      -----------   -----------

         Notes payable, net of current portion        $   433,299   $   609,867
                                                      ===========   ===========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         The following is a summary of principal maturities of notes payable:

                                                2002                $ 1,339,517
                                                2003                    299,847
                                                2004                     17,796
                                                2005                     17,796
                                                2006                     17,796
                                             Thereafter                  80,064
                                                                    -----------

                                                Total               $ 1,772,816
                                                                    ===========

NOTE 11  PAYABLES TO RELATED PARTIES
-------  ---------------------------

         Payables to related parties are summarized as follows:

                                                          2001          2000
                                                      -----------   -----------

         Payable to ET Network Services, Ltd.         $   344,048   $       -
         Payable to shareholder of FTL                    548,295       728,454
         Payable to shareholders ET                       458,333           -
         Payable to shareholders                              321           -
         Payable to owner of UAC Trading                      -       1,224,985
                                                      -----------   -----------
         Total                                        $ 1,350,997   $ 1,953,439
                                                      ===========   ===========

         During 2001, Financial Telecom Limited exchanged 1,507,767 shares of the Company's common stock for $598,402 in shareholder loans. All amounts are due on demand and unsecured (See Note 14M).


NOTE 12  Accrued Expenses and Other Current Liabilities
-------  ----------------------------------------------

         Accrued expenses and other current liabilities are summarized as follows:

                                                          2001          2000
                                                      -----------   -----------

         Accrued officer's salary                     $   250,000   $       -
         Accrued payroll taxes                             50,000           -
         Accrued legal settlement                          40,000           -
         Accrued professional fees                         65,833           -
         Other current liabilities                         72,383       130,632
                                                      -----------   -----------
                                                      $   478,216   $   130,632
                                                      ===========   ===========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


NOTE 13  Commitments and Contingencies
-------  -----------------------------

         (A) Operating Leases

         The Company leases its facilities under long-term, non-cancelable lease agreements expiring at various dates through March 2003. The non-cancelable operating lease agreements provide that the Company pays property taxes, insurance and certain operating expenses applicable to the leased premises. Rent expense for the years ended December 31, 2001 and 2000 was $372,408 and $152,467, respectively.

         The future minimum annual lease payments required under the operating leases are as follows:

                                     Year Ending December 31,
                                               2002                 $   126,000
                                               2003                       9,000
                                                                    -----------
                                   Total future lease payments      $   135,000
                                                                    ===========


         (B) Capital Lease Agreements

         Capital leases are summarized as follows at December 31, 2001:

         Office equipment,  9.07% interest per annum,
          secured by equipment                                      $     7,404


         Communications  equipment,  11.57%  interest
          per  annum,   secured   by   communications
          equipment                                                     105,834
                                                                    -----------
                                                                        113,238
              Less: current portion                                      84,642
                                                                    -----------
                                                                    $    28,596
                                                                    ===========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         Future minimum lease payments under capital leases are as follows at December 31, 2001:

                                               2002                 $    92,226
                                               2003                      31,849
                                                                    -----------
                                      Total lease payments              124,075
                                      Less: interest                     10,837
                                                                    -----------
                                      Total                         $   113,238
                                                                    ===========



         (C) Employment Agreement

         The Company was obligated under an employment contract with its chief executive officer ("Executive") to provide salary, bonuses, and other fringe benefits through December 31, 2001. Minimum salary payments under the contract currently amounted to $250,000 per year. Payments to the Executive were to be made in equal monthly installments. In the event the Company does not have sufficient cash flow to pay compensation, the Executive will accept Hartcourt's restricted common shares for the same amount of compensation, share price to be calculated at 50% of the market trading bid price on January 1st of the year of employment. The employment agreement expired on December 31, 2001 and was not renewed.

         Compensation expense reflected in the accompanying financial statements amounted to $250,000 and $1 for the years ended December 31, 2001 and 2000, respectively.

         Employment agreement with the other executives are terminable with or without cause with prior notice of 90 days or less. In certain instances, the termination of employment agreements without cause entitles the executives to certain benefits, including acceleration of the vesting of stock options and severance payments.

         (D) Legal Proceedings

         Comerica Bank of California  vs. Pego Systems,  Inc., et al ("Pego"),
         ---------------------------------------------------------------------
         Los Angeles  Superior Court No. NC  027075
         ------------------------------------------

         This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of another entity's ("Pego") alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         Pego which obligation went into non-financial default. The parties have executed a stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego. In the event of non-payment by Pego, Hartcourt's liability could be as much as approximately $635,000, with the amount decreasing upon payments by Pego. During 2001 the Company realized an additional $150,000 related to guarantees under this obligation. The Company has not accrued any additional amounts as of December 31, 2001.

         Charles Hogue v. The Hartcourt  Companies, Orange County Circuit Court,
         -----------------------------------------------------------------------
         Florida case No. CIO 00-2190,  filed on or about March 22, 2000
         ---------------------------------------------------------------

         Charles Hogue filed a complaint to claim a finder's fee for introducing Hartcourt to a potential acquisition target. Hartcourt sent the payment to Mr. Hogue via check in the amount of $40,500 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of Hartcourt with the amount of shares in dispute. Hartcourt's counsel in Florida failed to timely file an answer to the complaint and a default judgment in the amount of $2,901,752 was entered on January 31, 2000. Hartcourt brought a motion to set aside the default, which was denied. Hartcourt plans to vigorously appeal the ruling. On or about March 2, 2001, a Notice of Appeal was filed. Hartcourt and its new Florida counsel are very optimistic that Hartcourt will prevail on its appeal, especially given the default nature and excessiveness of the damages. The Company has accrued $40,500 in the financial statements as of December 31, 2001.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

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

NOTE 14  SHAREHOLDERS' EQUITY
-------  --------------------

         (A) Capitalization

         The Company's articles provide that the total number of shares of stock which the Company shall have the authority to issue is 110,001,000, consisting of 100,000,000 shares of common stock, $0.001 par value, 1,000 shares of original preferred stock having a par value of $0.01 per share (the Original Preferred Stock), and preferred series A, B, C, D, and AB stock are 4,000, 2,000, 1,500, 10,000, and 25,000, respectively.

         (B) Original Preferred Stock

         Until December 31, 2010, with respect to the election of directors, holders of Original Preferred Stock are entitled to elect the number of directors which constitutes three-fifths of the authorized number of members of the Board of Directors and, if such three-fifths is not a whole number, then the holders of Original Preferred Stock are entitled to elect the nearest higher whole number of directors.

         The holders of Original Preferred Stock are entitled to convert each share of Original Preferred Stock into 1,000 shares of paid and non-assessable common stock. The original preferred shares are owned by the Chief Executive Officer of the Company.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


         In the event of liquidation, dissolution, or winding up of the affairs of the Company whether voluntary or involuntary, the holders of record are entitled to be paid the full par value of Original Preferred Stock. The holders of shares of Original Preferred Stock are not entitled to receive any dividends.

         (C) Class A Preferred Stock

         The 10,000,000 shares of authorized and unissued Class A Preferred Stock may be split with such designations, powers, preferences and other rights and qualifications, limitations and restrictions thereof as the Company's Board of Directors elects for a given series. No shares have been issued.

         (D) Series A 9% Convertible Preferred Stock

         Non-voting convertible preferred stock, 4,000 shares authorized with a stated value of $1,000 per share. Holders of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series A convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends to the date of redemption. No Series convertible preferred stocks were issued and outstanding.

         (E) Series B 9% Convertible Preferred Stock

         Non-voting convertible preferred stock, 2,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series B convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. No Series B convertible preferred stocks were issued and outstanding.

         (F) Series C Redeemable Preferred Stock

         Non-voting, non-participating redeemable preferred stock, 1,500 authorized, with a par value of $1,000 per share. Series C preferred stock is junior to the original preferred stock and any other class or series of capital stock of the Company which are specifically ranked senior (senior securities). Series C preferred stock is redeemable at any time, at the discretion of the Company, at a redemption price of $1,000 per share. No Series C redeemable preferred stocks were issued and outstanding.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         (G) Series D Convertible Preferred Stock

         Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at par with holders of the Company's common stock, as if the Series D Convertible Preferred Stock had been converted into common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its holder, at any time, into a number of shares of common stock of the Company at a conversion rate equal to $1,000 divided by the market price of the Company's common stock. No Series D convertible preferred stock were issued and outstanding.

         (H) Series AB Convertible Preferred Stock

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

         (I) Common Stock Issued for Cash

         During 2001, the Company issued 1,838,636 shares of common stock to individuals for cash of $395,000.

         (J) Common Stock Issued for Services

         During 2001, the Company issued 295,206 shares of common stock to directors for services rendered having a fair value of $118,240.

         During 2001, the Company issued 511,764 shares of common stock to officers for services rendered having a fair value of $221,600.

         During 2001, the Company issued 1,136,054 shares of common stock to consultants for services rendered having a fair value of $374,173.

         (K) Common Stock Issued for Warrants

         During 2001, the Company issued 1,966,092 shares of common stock to satisfy cashless exercisable stock options (See Note 13(D)).

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------


         (L) Common Stock Issued for Stock Options

         During 2001, the Company issued 400,000 shares of common stock to satisfy cashless exercisable stock options.

         (M) Common Stock Issued in Settlement of Note Payable

         During 2001, the Company's Chief Executive Officer donated 5,000,000 shares of the Company's common stock to settle a note payable of $1,506,853. The Company recognized a gain on the extinguishment of debt of $1,506,853.


NOTE 15  Income Taxes
-------  ------------

         The Company has deferred tax assets for the tax effects of temporary differences between financial and tax reporting for the years ended December 31, 2001 and 2000. The deferred tax assets consist primarily of net operating losses and impairments of investments and goodwill. The Company has established a 100% valuation allowance against the deferred tax assets at December 31, 2001 and 2000, because management is unable to determine if it is more likely than not that these net operating losses and impairments of investments and goodwill will be realized.

         Impairment of investments and goodwill are not deductible in 2001 or 2000 for income tax purposes. Losses on investments for income tax purposes may be taken in the year the respective transactions are completed. Goodwill is amortized over fifteen years for income tax purposes or until the Company has disposed of its ownership in the entity in which the goodwill relates.

                                                          2001          2000
                                                      -----------   -----------
         Current:
           Federal                                    $       -     $       -
           State                                              -             -
           Deferred-Federal and State                         -             -
           Change in Valuation Allowance                      -             -
                                                      -----------   -----------
         Income tax expense (benefit)                 $       -     $       -
                                                      ===========   ===========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2001 and 2000, as follows:

                                                          2001          2000
                                                      -----------   -----------

         U.S. Federal income tax provision (benefit)  $  (425,250)  $  (693,500)
         Effect of net operating loss carryforward        425,250       693,500
                                                      -----------   -----------
                                                      $       -     $       -
                                                      ===========   ===========

         The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                          2001          2000
                                                      -----------   -----------
         Deferred tax assets:
         Net operating loss carryforward              $ 4,358,300   $ 3,107,600
                                                      -----------   -----------
         Total gross deferred tax assets                4,358,300     3,107,600
         Less valuation allowance                      (4,358,300)    3,107,600
                                                      -----------   -----------
         Net deferred tax assets                      $       -     $       -
                                                      ===========   ===========

         The Company has Federal and State net operating loss carryforwards of approximately $10,390,000 and $8,350,000, respectively. The regular net operating loss carryforwards, which are approximately the same as the alternative minimum tax net operating loss carryforwards, if not utilized, will expire in varying amounts from 2002 through 2022, respectively for Federal and State. The realization of any future income tax benefits from the utilization of net operating losses may be limited. Federal and state tax laws provide that when a more than 50% change in ownership of a company occurs within a three year period, the net operating loss may be limited. It has not been determined if such change has occurred.

         The   valuation   allowance  at  January  1,  2000  was   approximately
         $3,107,600. The net change in the valuation allowance during the year ended December 31, 2001 was an increase of $1,250,700.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

NOTE 16  Stock Option Plan and Warrants
-------  ------------------------------

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

         The following table summarizes the activity in the plan:     Weighted
                                                                      Average
                                                         Number       Exercise
                                                       of Shares      Price
                                                      -----------   -----------

         Shares under option at January 1, 2000           400,000   $      1.00
           Granted                                         70,000          6.76
           Exercised                                          -             -
           Canceled                                           -             -
                                                      -----------   -----------
         Shares under option at December 31, 2000         470,000          1.86
           Granted                                            -             -
           Exercised                                          -             -
           Canceled                                       150,000          3.69
                                                      -----------   -----------
         Shares under option at December 31, 2001         320,000   $      1.30
                                                      ===========   ===========

         All stock options issued to employees have an exercise price not less than the market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, the Company's net loss and loss per share for the year ended December 31, 2001 and 2000 would not have changed.

         Additional information relating to stock options outstanding and exercisable at December 31, 2001 summarized by exercise price are as follows:

                                   Options Outstanding                                      Options Exercisable
               -------------------------------------------------------------------    --------------------------------
                Range of            Number            Weighted         Weighted           Number           Weighted
                                                      Average
                                Outstanding at       Remaining         Average         Exercisable          Average
                Exercise         December 31,       Contractual        Exercise        at December         Exercise
                  Price              2001               Life            Price            31, 2000            Price
               ------------    -----------------    -------------    -------------    ---------------     ------------
               $ 1.00-5.75           320,000           6.7 Year      $       1.30          320,000        $     1.30

         In connection with a fee agreement for introduction services with two individuals, ("introducers"), Hartcourt agreed to grant the Introducers options to purchase up to 2,500,000 shares of Hartcourt common stock at a price of $5.50 per share. On May 4, 2000, the Introducers exercised their option to acquire 2,500,000 shares of Hartcourt common stock. As of December 31, 2001, Hartcourt received $2,275,000 towards the exercise price of 500,000 options into shares exercised by the Introducers. The remaining 2,000,000 options and the subscription receivable balance of $11,000,000 were cancelled in 2001 due to non-payment.

         In connection with providing consulting services, on July 21, 2000, Hartcourt granted to a consultant options to purchase 20,000 shares of Hartcourt stock at a price of $5.75 per share. The options expire on July 20, 2003. The options were issued at the fair value on the date of issuance using the Black-Scholes option pricing model as required by SFAS 123. The value of the options was not material.


         (B) Warrants

         In connection with facilitating an equity line of credit for Hartcourt, on January 26, 2000, the Company issued to a broker for brokerage services warrants to purchase 13,530 shares at $15.52 per share that expire on January 25, 2004. The warrants were issued at the fair value on the date of issuance using the Black-Scholes option model as required by SFAS 123. The warrants were not material.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         In connection with completion of a private placement of Hartcourt shares with PYR Management LLC, on March 6, 2001, the Company issued in total 4,000,000 of Class II warrants exercisable at $0.69375 per share of common stock and expire on January 26, 2005. The warrants were issued at fair value at the fair value on the date of issuance using the Black-Scholes option model as required by SFAS 123. The value of the warrants are a direct offering expense and accordingly, has been charged to equity in 2001.

         In connection with signing an investment agreement with Swartz Private Equity, LLC, on January 26, 2000, Hartcourt issued to Swartz warrants to purchase 400,000 shares at $13.10 per share that expire on January 25, 2004. The warrants were issued at fair value at the fair value on the date of issuance using the Black-Scholes option model as required by SFAS 123. The value of the warrants are a direct offering expense and accordingly, charged to equity in 2000.

         During 2000, the warrant-holders converted to purchase 407,000 shares of common stock at prices ranging from $2.50 to $2.80 for a total consideration of $101,870.

NOTE 17  Segment and Related Information
-------  -------------------------------

         The Company has four reportable segments. Each segment is a strategic business that the Company manages separately because each business develops and sells products to a specific market. The four reportable segments are as follows: Telecommunications, provides comprehensive telecommunications services; Financial Services, provides financial content through various sources including television, internet and wireless access systems; Streaming Media, provides internet related software development services with an expertise in audio and video streaming to businesses. The Consulting, E-learning Group and Capital Groups operating segments do not meet the quantitative thresholds for a reportable segment and are therefore included in the "Other" category. The principal market for the Company's products is China. Foreign sales, primarily in China amounted to approximately $10,169,000 in 2001. The Chinese operations account for approximately $11,113,000 of consolidated total assets in 2001. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from prospective operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. Segment results for 2001 and 2000 are as follows:

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

                           Tele-        Financial     Streaming
                      Communications    Services        Media         Other         Total
                      --------------   -----------   -----------   -----------   -----------
2001
----
Net sales                $ 7,684,004   $ 2,157,632   $   326,962   $   452,607   $10,621,205

Loss from operations        (270,911)   (3,540,755)   (1,282,276)     (235,466)   (5,329,408)

Depreciation and
  amortization               631,704       753,592        85,997         7,020     1,478,313

Assets                     8,175,429     4,804,794       520,294     3,479,619    16,980,136

Capital expenditures             -             -             -          51,721        51,721
                        ======================================================================

2000
----
Net sales                $       -     $ 1,391,666   $       -            -      $ 1,391,666

Loss from operations             -      (1,695,057)          -     (5,095,822)    (6,790,879)

Depreciation and
  amortization                   -         424,748           -         18,691        443,439

Assets                           -       2,169,728           -      6,626,879      8,796,607

Capital expenditures             -         122,168           -        224,883        347,051
                        ======================================================================

NOTE 18  Subsequent Events
-------  -----------------
(A) Employment Agreement

         On January 1, 2002, the Board of Directors signed an Employment Agreement with the new President and Chief Executive Officer ("Executive") for a one year term under which the Company is obligated to provide salary and fringe benefits through December 31, 2002. Annual base salary for the fiscal year 2002 payable under the contract was $120,000. Payments are to be made in equal monthly installments. The Executive is also entitled to an incentive bonus of $180,000 worth of Hartcourt shares, share price to be calculated at the average closing price of the last twenty (20) days of January 2002. The incentive bonus will be payable and decided by the Board of Directors upon meeting of certain defined objectives. In addition, the Executive was granted an option to purchase 300,000 shares of Hartcourt stock at an exercise price of $0.65 per share. The term of the options expires on December 31, 2002.

         (B) Acquisition of Subsidiary

         On January 4, 2002, the Company's 51% owned subsidiary Elephant Talk Limited was acquired by a public company for stock. The Company retained a majority ownership interest of the outstanding stock of the public company upon completion of the merger.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------

         (C) Note Receivable

         On February 1, 2002 Hartcourt received a note payment of $50,000 from Edda Limited and an additional $122,755 towards the stock subscription receivable at December 31, 2001 (See Note 5).

         (D) Short-Term Loan

         On March 27, 2002 Hartcourt obtained a short-term loan of $125,000 from an investor for its working capital. The loan bears 10% interest, and is payable on September 26, 2002. The loan may be convertible to Hartcourt common shares at the discretion of Hartcourt. The terms of conversion into shares have not been finalized as of April 12, 2002.

         (E) Reverse Merger

         On October 2, 2001 the Company had announced its intention to merge its Sinobull Financial Group division in a reverse merger with Global Telephone Communications, Inc. The reverse merger will result in the Sinobull Financial Group division actively trading on the U.S. equity markets. The transaction has not closed as of April 12, 2002.