Form 10QSB
period 2002-03-31
HARTCOURT COMPANIES INC
filed 2002-05-15
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002


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

           19222 Pioneer Blvd., Suite 100, Cerritos, California 90703
                    (Address of principal executive offices)

                                 (562) 653-0400
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ].

As of March 31, 2002, The Hartcourt Companies, Inc. had 74,640,835 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                            Yes [  ]                 No [ X ]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                 March 31, 2002
                                                                     Page
                                                                     ----
PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 2002
          (Unaudited) and December 31, 2001                       F-3 - F-4

          Consolidated Statements of Operations for the Three
          Months ended March 31, 2002 and 2001 (Unaudited)        F-5 - F-6

          Consolidated Statements of Shareholders' Equity for
          the Three Months ended March 31, 2002 (Unaudited)          F-7

          Consolidated Statements of Cash Flows for the Three
          Months ended March 31, 2002 and 2001 (Unaudited)           F-8

          Notes to the Consolidated Financial Statements             F-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        F-30


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                          F-33

Item 2.   Changes in Securities                                      F-35

Item 3.   Defaults upon Senior Securities                            F-35

Item 4.   Submission of Matters to Vote of Security Holders          F-35

Item 5.   Other Information                                          F-35

Item 6.   Exhibits and Reports on Form 8-K                           F-35

Signatures                                                           F-36

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Part I
Item 1

                                             March 31, 2002      December 31,
                                              (Unaudited)          2001
                                             --------------     --------------
ASSETS

Current assets:
   Cash and cash equivalents                 $      184,726     $      281,563
   Accounts receivable, net                       1,462,426          1,443,673
   Inventory                                         15,887             15,882
   Notes receivable                                 896,874            896,874
   Prepaid expenses and other                       708,410            734,598
   Due from related parties                       1,441,451          1,494,730
                                             --------------     --------------
Total current assets                              4,709,774          4,867,320
                                             --------------     --------------
Property and equipment, net                       2,071,653          2,445,432

Investments, net                                    410,835            400,000

Other Assets
   Goodwill, net                                  5,392,719          5,257,649
   Intangibles, net                               1,113,841          1,191,959
   Investment in ETNS Singapore Pte., Ltd.          216,530            209,490
   Notes receivable                               2,511,494          2,698,286
                                             --------------     --------------
Total other assets                                9,234,584          9,267,384
                                             --------------     --------------
Total assets                                 $   16,426,846     $   16,980,136
                                             ==============     ==============



















          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 March 31, 2002   December 31,
                                                  (Unaudited)         2001
                                                 --------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Cash overdraft                                $      95,742    $      82,030
   Accounts payable                                  4,635,985        4,607,238
   Deferred revenue                                    496,955          616,254
   Notes payable, current portion                    1,566,749        1,339,517
   Capital lease liability                              77,618           84,642
   Due to factor                                       198,205          198,205
   Due to related parties                            1,036,869        1,350,997
   Accrued expenses and other current liabilities      569,029          478,216
                                                 -------------    -------------
Total current liabilities                            8,677,152        8,757,099

Long term Liabilities:
   Notes payable, net of current portion               450,801          433,299
   Capital lease liability                              19,143           28,596
                                                 -------------    -------------
Total liabilities                                    9,147,096        9,218,994
                                                 -------------    -------------
Contingencies

Minority interests                                   2,073,319        2,280,199

Shareholders' Equity
   Preferred stock:
   Original preferred stock, $0.01 par value
     1,000 authorized, issued and outstanding               10               10
   Common stock, $0.001 par value, 100,000,000
     shares authorized; 74,640,835 shares and
     73,885,656 shares issued and outstanding
     at March 31, 2002 and December 31, 2001            74,641           73,886
   Common stock, $0.001 par value, 5,000,000
     shares to be issued                                 5,000                -
   Stock subscriptions receivable                     (475,957)        (139,865)
   Treasury stock, at cost, 2,211,303 and
     2,418,367 shares at March 31, 2002 and
     December 31, 2001                              (1,565,536)      (1,662,233)
   Additional paid-in capital                       56,501,876       55,774,225
   Other comprehensive loss                            (48,381)         (61,687)
   Accumulated deficit                             (49,285,222)     (48,503,393)
                                                 -------------    -------------
Total shareholders' equity                           5,206,431        5,480,933
                                                 -------------    -------------
Total liabilities and shareholders' equity       $  16,426,846    $  16,980,136
                                                 =============    =============



          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                  ----------------------------
                                                      2002            2001
                                                  -------------  -------------
Net sales                                         $   3,547,599  $     253,361

Cost of sales                                         3,022,964          4,040
                                                  -------------  -------------
Gross profit                                            524,635        248,521
                                                  -------------  -------------
Operating expenses:
   Selling, general and administrative                1,079,593        935,612
   Depreciation and amortization                        362,307         88,152
                                                  -------------  -------------
Total operating expenses                              1,441,900      1,023,764
                                                  -------------  -------------
Loss from continuing operations                        (917,265)      (775,243)

Other income (expense):
   Equity in earnings (loss) of affiliate                 7,040       (183,536)
   Loss on abandonment of property and equipment       (114,891)             -
   Interest expense                                     (32,926)       (40,511)
   Interest income                                       53,618          3,161
   Other                                                      -          3,561
                                                  -------------  -------------
Total other income (expense)                            (87,159)      (217,325)
                                                  -------------  -------------
Loss from continuing operations before
         minority interest                           (1,004,424)      (992,568)

Less:  loss in subsidiary attributed to
         minority interest                              222,595         21,898
                                                  -------------  -------------
Loss before discontinued operations                    (781,829)      (970,670)

Discontinued operations:
   Loss from discontinued operations                          -       (255,161)
                                                  -------------  -------------
Net loss                                          $    (781,829) $  (1,225,831)
                                                  -------------  -------------
Other comprehensive loss:
   Foreign currency translation gain                     13,306              -
                                                  -------------  -------------
Comprehensive loss                                $    (768,523) $  (1,225,831)
                                                  =============  =============






          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                  ----------------------------
                                                      2002            2001
                                                  -------------  -------------

Basic and fully diluted loss per common share:
   Loss from continuing operations                $       (0.01) $       (0.02)
   Loss from discontinued operations                          -              -
                                                  -------------  -------------
   Loss per share                                 $       (0.01)         (0.02)
                                                  -------------  -------------
Weighted average number of shares outstanding
  - Basic and fully diluted                          74,150,428     63,086,642
                                                  =============  =============





































          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                Common
                                 Common Stock    Preferred Stock  Additional     Stock
                             ------------------- ---------------   Paid-In    Subscriptions
        Description            Shares    Amount  Shares  Amount    Capital     Receivable
---------------------------  ---------- -------- ------  ------  ------------ -------------
Balance - December 31, 2001  73,885,656 $ 73,886  1,000  $   10  $ 55,774,225 $   (139,865)
Shares issued for
  consulting services           379,429      379      -       -        75,121            -
Stock subscriptions received                   -      -       -             -      139,865
Shares issued to directors
  in lieu of compensation
  and for services              375,750      376      -       -        94,424            -
Sale of treasury stock                -        -      -       -       (36,894)
Shares issued for
  subscriptions receivable    5,000,000    5,000      -       -       595,000     (475,957)
Other comprehensive gain              -        -      -       -             -            -
Net loss                              -        -      -       -             -            -
                             ---------- -------- ------  ------  ------------  -----------
Balance - March 31, 2002     79,640,835 $ 79,641  1,000  $   10  $ 56,501,876  $  (475,957)
                             ========== ======== ======  ======  ============  ===========


                                 Treasury Stock            Other                        Total
                             ------------------------  Comprehensive   Accumulated   Shareholders
        Description            Shares      Amount          Loss          Deficit        Equity
---------------------------  ---------  -------------  -------------  -------------  ------------
Balance - December 31, 2001  2,418,367  $ (1,662,233)  $    (61,687)  $(48,503,393)  $  5,480,943
Shares issued for
  consulting services                -             -                             -         75,500
Stock subscriptions received                                                              139,865
Shares issued to directors
  in lieu of compensation
  and for services                   -             -                             -         94,800
Sale of treasury stock        (207,064)       96,697                             -         59,803
Shares issued for
  subscriptions receivable           -             -                             -        124,043
Other comprehensive gain             -             -         13,306              -         13,306
Net loss                             -             -                      (781,829)      (781,829)
                             ---------  ------------  -------------   ------------   ------------
Balance - March 31, 2002     2,211,303  $ (1,565,536) $     (48,381)  $(49,285,222)  $  5,206,431
                             =========  ============  =============   ============   ============












          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2002           2001
                                                    ------------  -------------
Cash flows from operating activities:
  Net loss                                           $  (781,829)   (1,225,831)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Loss on abandonment of property and equipment        114,891             -
    Depreciation and amortization                        362,307       191,265
    Minority interest in loss of subsidiaries           (201,571)     (107,793)
    Equity in (income) loss of affiliate                  (7,040)      183,536
    Shares issued in lieu of compensation and services   170,300       257,172
    Changes in operating assets and liabilities:
     (Increase) decrease in:
     Accounts receivable                                 (18,753)      (51,482)
     Inventory                                                (5)        6,172
     Prepaid expenses and other                           26,188       (60,314)
     Cash overdraft                                       13,712             -
     Accounts payable                                    (11,037)      (53,758)
     Accrued expenses and other current liabilities      130,813        (8,990)
     Deferred revenue                                   (119,299)      107,822
                                                     -----------   -----------
Net cash used in operating activities                   (321,323)     (762,201)
                                                     -----------   -----------
Cash flows from investing activities:
   Advance towards investment                                  -      (201,284)
   Proceeds on notes receivable                           96,792             -
   Purchase of property and equipment                    (25,301)       (3,465)
                                                     -----------   -----------
Net cash provided by (used in) investing activities       71,491      (204,749)
                                                     -----------   -----------
Cash flows from financing activities:
   Proceeds on stock subscriptions                       312,876       504,916
   Payments to related parties, net                     (260,849)      223,854
   Proceeds from note payable, net                       104,139       (10,011)
   Payments on capital leases                            (16,477)            -
                                                     -----------   -----------
Net cash provided by financing activities                139,689       718,759
                                                     -----------   -----------
Foreign currency translation                              13,306             -

Net decrease in cash                                     (96,837)     (248,191)

Cash and cash equivalents, beginning of period           281,563       402,993
                                                     -----------   -----------
Cash and cash equivalents, end of period             $   184,726   $   154,802
                                                     -----------   -----------



          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

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

Sinobull Financial Group: This group consists of Financial Telecom Limited, Sinobull Information Company Limited (formerly Shanghai Guo Mao Science &
Technology Co. Ltd.), Sinobull Network Technology Company Limited (formally Beijing Net Technologies Center Company, Ltd.), Tongbo Software Ltd., HCTV Financial TV Ltd., Sinobull Magazine Ltd. and

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)


Hartcourt's investments in Shanghai Wind Information Company Limited. The Sinobull Financial Group is a leading financial content provider, develops technologically advanced financial services platforms, and operates a financial Internet portal. Sinobull provides mainland brokerages and financial institutions the hardware, software and Internet platforms to enable their customers' access to a comprehensive suite of quality financial news, real-time market data, financial analysis and professional market commentary. Sinobull.com, its financial services and information portal is one of China's most popular portals. The company's E-Finance platform is an integration of the most advanced Internet, telecommunication and wireless access systems available on the market today. The service platform and collateral content is offered via subscription to leading securities brokerages, investment firms, banks, and media companies throughout Greater China.

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

Media Services Group: AI-Asia Inc. is a holding and development company established by Hartcourt to acquire assets and companies in the multi-media technology and services sector. Its objective is to identify, develop, and maintain first-mover technologies, products and services for corporate and consumer Internet deployment. AI-Asia plans to provide its clientele with a comprehensive range of Internet enabling solutions, preparing them to participate in the rapidly emerging streaming and broadband communications revolution. The operating companies in this group include StreamingAsia Limited, LogicSpace Limited and Syndicate Asia Limited.. The group provides comprehensive real-time audio and video delivery (Streaming Media) solutions along with Internet consulting and web application development for businesses, professionals, organizations, web sites and content publishers. The Streaming Media Group's network infrastructure enables the streaming of superior-quality multimedia advertising, live event broadcasting and on-demand audio and video content over the Internet to target audiences throughout Asia and globally.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)


project is offering both certificate and degree programs with courses designed for relevance in today's business world. Coursework will initially be offered in the classroom and later expanded online. Hartcourt plans to extend its program to other potential partners and institutions in the future.

Hartcourt Capital Group: Hartcourt recently formed under this group a new company Hartcourt Capital Inc., an investment-banking arm to act as a bridge between high-growth Chinese companies and the U.S. capital markets. The company will provide a wide range of strategic and financial advisory services covering mergers and acquisitions, fund raising, private placement, restructuring, and public market listings.

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

OPERATIONS BY BUSINESS DIVISIONS

SINOBULL FINANCIAL GROUP:

The Sinobull Financial Group ("Group") was formed in November 1999 with the intention to consolidate various related businesses acquired or expected to be acquired by Hartcourt or Sinobull.com Inc. ("Sinobull"), the holding company of the Group incorporated in British Virgin Islands. On April 2, 2001, Sinobull's one share issued and outstanding held by Mr. Tang Wing On was formally transferred to Hartcourt, and Sinobull became a wholly-owned subsidiary of Hartcourt. On October 2, 2001 Hartcourt announced its intent to publicly divest the Sinobull Group in a merger with Global Telephone Communications Inc. (OTC Bulletin Board: GTCI). The reverse merger will allow Sinobull to actively trade on the equity markets and unlock its value for Hartcourt investors. The merger has been approved by GTCI shareholders and is awaiting approval by the SEC. The merger is expected to be completed by May 31, 2002.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

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

On August 17, 1999, Hartcourt entered into a stock purchase agreement with FTL, a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$25,563,842 or US$3,277,412, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999. Hartcourt made total cash payments of $1,638,706 and issued 1,754,552 shares of its common stock to FTL. During the quarter ended March 31, 2002, FTL sold 207,064 shares of Hartcourt common stock for approximately $59,800 to satisfy certain obligations and to raise working capital for its operations. The remaining 356,773 shares of common stock held by FTL at March 31, 2002 are reflected as treasury shares in the accompanying financial statements at March 31, 2002.

On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture named Fintel Wireless Internet Limited (FWL) for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. FTL agreed to invest cash by phases, to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange for a total of 51% ownership interest in the joint venture, and Nice Voice agreed to contribute certain assets in FWL. After the completion of due diligence, the parties signed the formal joint venture agreement on April 28, 2000 and FWL became a subsidiary of FTL. Although NiceVoice has contributed certain assets in the FWL, due to the method of funding these assets NiceVoice does not presently have legal ownership title to such assets until the final dollar payment has been made on these assets. The accompanying financial statements as of March 31, 2002 reflect FTL's investment of 51% ownership interest in FWL. FWL ceased operations on March 1, 2002 after all its customers were sold to a third party. As of May 10, 2002, FTL had advanced approximately HK$4,208,840 (US$539,595) towards its investment in FWL.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

On December 18, 1999, Sinobull signed a Term Sheet Agreement with Shangdi to form a new corporation in Beijing. Sinobull shall have 40% interest and shall have 60% interest in the new corporation. On April 12, 2000, Sinobull signed a Term Sheet Agreement with revising the terms of the Term Sheet Agreement signed on December 18, 1999. The terms of the revised agreement stated Sinobull and Tiandi Hulian Technologies Limited ("Tiandi"), an investment holding company incorporated in the British Virgin Islands, holding the interest of the shareholders of Shangdi, acquired through its wholly-owned subsidiary Sinobull Network Technology Company Limited (Sinobull Network"), a company registered in Beijing, all of the operating assets and business of Shangdi. To finance this acquisition, Tiandi issued new shares to Sinobull equal to 40% of the expanded capital of Tiandi. The terms of the revised agreement required Sinobull to pay Shangdi US$670,000 as the consideration for all tangible and intangible assets in relation to Shangdi's computer network information services excluding cash and debts; invest US$1,000,000 in Sinobull Network for its working capital needs; issue 140,000 restricted common shares of Hartcourt to Shangdi and 60,000 restricted common shares of Hartcourt to Sinobull Network for its working capital needs. In exchange, Shangdi transferred without any pledge and debt, all tangible and intangible assets in relation to computer network information services to Sinobull Network, and transferred to Hartcourt 40% of the ownership interest in Tiandi. On December 28, 2000, Sinobull, Tiandi, and Li Chun Ying (representative of the owners of Shangdi) signed a Share Subscription and Sale and Purchase Agreement whereby, Sinobull owned 51% of Tiandi and Li Chun Ying owned 49% of Tiandi after payment of consideration to Shangdi for purchase of all tangible and intangible assets. As of March 31, 2002, Sinobull through an advance from Hartcourt, had paid $1,000,000 in cash towards the purchase of which $670,000 was distributed to the owners of Shangdi and the remaining $330,000 was deemed as capital contribution in Sinobull Network. Sinobull Network ceased its operations as of May 16, 2001.

Shanghai Sinobull Information Company Limited (Sinobull Information): Formally known as Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao"). Sinobull Information is a major real-time financial data provider in Shanghai using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities data that compliments the financial information database of Hua Xia Info and the financial data delivery systems of FTL. Association with Guo Mao gives Sinobull a distinct edge over any competitive financial portals in China.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

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

On October 1, 2001, Tongbo signed a Letter of Understanding with Sinobull Information whereby Tongbo assigned to Sinobull Information all of its revenues and revenue sources including past due, accrued and to be earned in the future in exchange for Sinobull Information assuming all ordinary and reasonable operational expenses of Tongbo commencing October 1, 2001. The accompanying financial statements of Sinobull Information at March 31, 2002 reflect combined revenues and expenses of Tongbo.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman Computer Services Corporation Limited (Hopeman") to form a joint venture in Shanghai and jointly develop and market a 24-hour financial television program and/or provide financial data services to existing/new financial television programs for China market. The new joint venture was named "Haike Caijin TV" means Hartcourt Financial Television (HCTV) in English. HCTV was to be registered in Shanghai with a funding of $1.0 million. The agreement defined the first phase joint venture investment terms for the period from September 2000 to December 2000. In February 2001, HCTV Joint Venture Company was formed and a temporary license was obtained to conduct the business of the joint venture pending issuance of a new license upon China's entry into the WTO and contribution of $200,000 as the subscribed capital of the HCTV Joint Venture Company. As of March 31, 2002, Hopeman has invested $50,000 for its 33.3% investment and Hartcourt has invested $100,000 towards its 66.7% equity ownership in the HCTV joint venture. The temporary license issued by the Chinese authorities expired on February 14, 2002 pending injection of an additional $50,000 towards the capital subscription. Hopeman and Hartcourt are currently negotiating with the Chinese authorities to renew the temporary license until such time as additional $50,000 is injected in the joint venture company. HCTV operating results are consolidated with Hartcourt in the accompanying financial statements as of March 31, 2002. As of May 10, 2002, neither party contributed any additional funds towards the registered capital.

Beijing UAC Stock Trading Online Co. Ltd. (UAC Trading): UAC Trading operates one of the leading nationwide online securities trading network called UAC 162 Network, connecting investors with their stock brokerage offices via China Pac. China Pac is the nationwide packet switched network in China owned by China Telecom since 1991. In May 1999, UAC Trading was granted a license by the Chinese government and signed a contract with China Telecom to start building the network. On June 20, 1999 Hartcourt entered into an agreement with UAC Trading to form a joint venture company Beijing UAC Stock Exchange Online Co. Ltd. ("UAC Exchange"). Under the terms of the agreement, Hartcourt invested in cash and stock $2,868,000 for the purchase of 51% ownership interest in UAC Exchange. In September 2000, the Chinese government allowed all online transactions to be conducted via Internet. It caused UAC Exchange to lose its competitiveness as the efficiencies of 162 Network was not compatible to the Internet. Therefore, UAC Exchange started converting its operations to Internet based operations.

On July 16, 2001, Hartcourt and UAC Trading, by mutual consent, agreed to rescind the contractual joint venture agreement named UAC Exchange. As part of the rescission, Hartcourt agreed to accept a promissory note for the amount of its net investment in UAC Exchange as of the date of rescission amounting to $2,858,286, bearing interest at six per cent (6%) per anum, payable over a thirty-nine months period. The parties mutually agreed to forego all other rights and benefits provided under the contractual joint venture as consideration for the rescission of the contract. On September 10, 2001, Edda Limited, a non-affiliated company incorporated in Hong Kong, purchased all existing tangible and intangible assets of UAC Exchange for the amount of Hartcourt's net investment in UAC Exchange, and signed a promissory note in the amount of $2,858,286 bearing interest at six per cent (6%) per anum, payable in

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

quarterly installments of $50,000 commencing November 1, 2001 with a balloon payment of $2,715,772 due on December 1, 2006. The promissory note is secured by a security agreement granting to Hartcourt all tangible and intangible property of Edda Limited. As of March 31, 2002, Edda paid the first two quarterly note payments of $50,000 each, and paid an additional $98,962 towards interest due on the promissory note due to Hartcourt.

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

On September 18, 2000, Hartcourt and WindInfo signed a Term Sheet Agreement and agreed to form a Joint-Venture Company (JVC) to expand the financial data service business in China. WindInfo agreed to transfer its entire fixed assets excluding cash and marketable securities held at July 31, 2000 and the insurance advisory business and related assets, and is entitled an ownership interest of sixty six point sixty seven percent (66.67%) in the JVC. Hartcourt agreed to invest $3.0 million that represented thirty three point thirty three percent (33.33%) ownership in the JVC. On September 18, 2000, Hartcourt through its subsidiary Sinobull loaned $500,000 to WindInfo. Pursuant to the addendum to the Term Sheet Agreement, on January 10, 2001, Hartcourt and WindInfo signed a direct investment agreement whereby Hartcourt agreed to convert the loan of $500,000 to a 5% equity ownership in the JVC to be formed. Upon further negotiations between the two parties, Hartcourt and WindInfo mutually agreed to terminate the Term Sheet Agreement of formation of JVC and WindInfo agreed to return Hartcourt's contribution of $500,000 towards its investment in the JVC. As of March 31, 2002, WindInfo returned RMB600,000 ($72,289) to Sinobull Information on behalf of Hartcourt. The accompanying financial statements as of March 31, 2002 reflect Hartcourt's loan of $439,759 to WindInfo. An additional RMB30,000 was received on April 30, 2002. Both parties are negotiating to an acceptable payment plan for Hartcourt to receive the remainder of its loan during the year 2002.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

the selling price to its customers and Hartcourt's discounted purchase price as agreed between Hartcourt and Equis. Hartcourt and its affiliates have not sold any of the Equis's licensed products since the date of this agreement.

YesMobile Inc. incorporated in Hong Kong, is currently a leading Chinese Wireless Application Protocol (WAP) portal with open-standard and multi-platform compatibility in Asia. Sinobull.com HK Ltd. has signed a revenue sharing agreement with YesMobile whereby, Sinobull agreed to provide financial contents to YesMobile in China. The data will include real time stock quotes, commodities and currencies contracts, economic news, commentaries and research reports. Pursuant to the terms of the agreement, Sinobull will share 70% and YesMobile will share 30% of the revenue received from the users of the Wireless
Application Protocol (WAP) portal and the Short Message Service (SMS) of YesMobile. Users will access these contents via their mobile phones, as well as PDAs and other wireless devices. YesMobile is currently providing these services to over 105 million users of China Mobile. As of May 10, 2002, Sinobull has not received any revenues under the revenue sharing agreement.

BROADBAND/TELECOM GROUP:

The Broadband/Telecom Group is centered around its subsidiary Elephant Talk Communications, Inc. and a future venture with Beijing Innostar Hi-Tech Enterprises of China. The group is focused on development and delivery of comprehensive telecommunication services, broadband content, broadband enabling technology and the management of services on broadband infrastructure. In addition, these broadband efforts are being designed to provide expanded revenue sources for Hartcourt's existing subsidiary's products and services. Hartcourt is continuing its efforts to identify and actuate strategic investments in the development of web hosting and data warehouse solutions; providing secure internet services for China businesses in e-commerce, IP telephony, internet exchange centers, high speed wireless platforms, and ISP/Content services. On September 25, 2001 Hartcourt announced its intent to merge ElephantTalk subsidiary with Staruni Corporation (OTC Bulletin Board: SRUN), in an effort to take Broadband/Telecom Group public. On January 4, 2002 ElephantTalk completed the merger with Staruni Corporation and commenced trading on OTC:BB on January 22, 2002 under the ticker symbol ETLK.

Elephant Talk Communications, Inc. (formerly known as Elephant Talk Limited "ElephantTalk or ET): ElephantTalk (OTC:BB ETLK), is a leading telecommunications company located and operated in Hong Kong with offices in Cerritos, California and switching facilities in China, Hong Kong, U.S., Taiwan and Singapore. ElephantTalk operates international long distance service on both sides of the Pacific to over 220 foreign cities. They enable telecommunications carriers and other service providers the ability to offer long distance, voice, data/fax, calling card, and voice-over-internet-phone (VOIP) services through advanced, scaleable networks. ElephantTalk is expanding its networks and has international operating agreements with telecommunications carriers, including AT&T Corp., Cignal Global Ltd., Frontier Telecom Ltd. and MCI Worldcom Inc. Its customers include the largest first and second tier telecommunications carriers in the U.S. and Asia, including two of the four fixed network operators in Hong Kong; New T&T and New World Telephone.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

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

Pursuant to an Agreement of Merger and Plan of Reorganization, effective August 27, 2001, and through the subsequent transaction that closed on January 4, 2002, Staruni Corporation, a California corporation merged with Elephant Talk Limited. Staruni was the surviving corporation and shall continue its corporate existence under the laws of California. On January 9, 2002, Staruni filed a Certificate of Amendment of Articles of Incorporation to amend its corporate name to Elephant Talk Communications, Inc. (ETCI). This name change was done in conjunction with the merger, and to emphasize that the new focus of the ETCI will be the business of Elephant Talk Limited. Pursuant to the terms of the merger, each holder of ordinary shares of ElephantTalk common stock, par value of HK$1 (One Hong Kong Dollar) immediately prior to the effective time of the merger date shall, by virtue of the merger and without any action on the part of such holder, be entitled to receive, as of the merger date, such number of shares of common stock of ETCI, no par value, as the number of shares of ElephantTalk common stock owned by such holder as of the merger date. Collectively, following the merger, the former holders of ElephantTalk common stock held an aggregate of 90% of the issued and outstanding shares of ETCI's common stock. The merger caused no change in any of the shares of the ETCI's common stock outstanding on the merger date, and no other securities were converted as a result of the merger. Prior to the completion of the merger with Staruni, on January 2, 2002, Hartcourt purchased 7,500,000 shares of Elephant Talk Limited from a shareholder for a note payable of $140,595 bearing an annual interest rate of 8%, due September 15, 2002. At the conclusion of the merger on January 4, 2002, Hartcourt retained a 51.7% ownership in ETCI. The accompanying consolidated financial statements include the operating results of ETCI from January 4, 2002.

On October 8, 2001 ET entered into a reseller agreement with JiTong Network Communications Company Limited ("JiTong") to provide a variety of IP-based telecom services. JiTong is one of the five government-owned telecom giants in

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

China with their own communication infrastructure. It is the famous owner and operator of the Golden Bridge fiber optics and Internet services. Both companies will jointly develop and market new brands of IP telephony solutions in major countries worldwide. Under the terms of the agreement, ET will interconnect its global point-of-presence (POPs) with JiTong's network. ET will market and resell JiTong's IP-based services including I-phone and I-fax services, while JiTong will be responsible for service provisioning, technical support and after-sales services to customers. The agreement signifies the beginning of close, long-term, working partnership between the two companies. The details of the
reseller  agreement  have   been  negotiated  and  the  terms
finalized.

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

On October 20, 1999, Hartcourt signed a Joint Venture Agreement with Innostar to establish a wireless nationwide Internet service provider network and IP phone services in China via a Chinese satellite. The total amount of investment in the joint venture company will be $24.0 million of which $14.0 million will be contributed by Innostar for 65% ownership interest and $10.0 million by Hartcourt for 35% ownership interest. The national license will also allow the joint venture to engage in e-commerce activities and other Internet services. Hartcourt and Innostar have agreed to expand the scope of the business model of the Joint Venture and have re-applied for the grant of business license. As of May 10, 2002, the license is still pending government and regulation approval.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

StreamingAsia Holdings Limited ("StreamingAsia Group"): StreamingAsia Limited provides Internet-related software development service with an expertise in audio and video delivery or streaming solutions to a variety of business and industry, including major financial institutions. On April 14, 2000, Hartcourt announced that Sinobull subscribed 1,200,000 newly issued and outstanding fully paid shares of StreamingAsia Limited for HK$7,000,000 (approximately US$897,500) on behalf of Hartcourt. Upon subscription of such shares, Sinobull acquired 50% ownership interest in StreamingAsia Limited and contributed $897,500 towards its purchase. Such funds were advanced by Hartcourt to Sinobull for StreamingAsia Limited acquisition. In addition, both Sinobull. and Hartcourt agreed and confirmed that as part of the financing arrangements Sinobull held the subscribed shares in StreamingAsia Limited on behalf of Hartcourt and those shares were transferred to Hartcourt on December 29, 2000. On December 30, 2000, as part of the reorganization of the StreamingAsia Holdings Limited, the beneficial ownership interest in StreamingAsia Limited was transferred to Asia Top Finance Limited ("Asia Top"), a company organized under the laws of British Virgin Islands. As a result of the above transfer, Hartcourt owned 50% of the Asia Top and the remaining 50% ownership was held by the selling shareholders of StreamingAsia Limited.

On May 16, 2001 Hartcourt took control over the management and operations of Asia Top and China Top, and signed a Term Sheet Agreement to acquire an additional 35% ownership in Asia Top and China Top. On August 9, 2001, Hartcourt closed the escrow and completed the acquisition of an additional 35% ownership interest in Asia Top and China Top for a total purchase consideration of HK$800,000 (US$102,564). The accompanying financial statements at March 31, 2002 reflect Hartcourt's ownership of 85% of the StreamingAsia Group and its results of operations from the date of acquisition are consolidated with Hartcourt.

LogicSpace Limited ("LogicSpace"): LogicSpace, a wholly-owned subsidiary of StreamingAsia Limited, is an Internet consulting and web application development company that provides a wide range of Internet services including web page design, system architecture and solution implementation. LogicSpace offers cost-effective and one-stop shop Internet solutions that enable companies to achieve smooth results in doing business on the Internet. Solutions include top-notch eBusiness & Internet consultation, B2B/B2C Portal Development & Implementation, Web-Based & Wireless application design and "know-how" implementation. The operating results of LogicSpace are consolidated with StreamingAsia Limited in the accompanying financial statements as of March 31, 2002.

SyndicateAsia Limited ("SyndicateAsia"): SyndicateAsia, is pioneer in content distribution, providing the marketplace for exchanging, managing and distributing content media across the Asian region. The revolutionary SyndicateAsia platform offers flexibility to providers and content buyers to transform formats (Web to WAP) and exchange content, including text, graphical, audio and video, across a wide range of sources in the Asia region. SyndicateAsia's mission is to serve as the bridge between the content providers and end users by providing the foremost syndication solution for delivery of multi-media content on cross devices and platforms, including the World Wide Web, wireless, and streaming media. In December 2000, the StreamingAsia Group

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

issued 50% of the enlarged share capital of SyndicateAsia to Hartcourt. On December 30, 2000, as part of the reorganization of the StreamingAsia Group, the entire beneficial ownership in the share capital of SyndicateAsia was transferred to China Top Worldwide Limited ("China Top"), a company incorporated in the British Virgin Islands. As a result of the transfer Hartcourt owned 50% of the ownership interest in China Top. The operating results of SyndicateAsia are consolidated with StreamingAsia Limited in the accompanying financial statements as of March 31, 2002.

Renew Logistics Ltd. ("Renew Logistics"): On August 15, 2001, AI-Asia signed a Memorandum o Understanding (MOU) to acquire one-hundred percent (100%) of the ownership in Renew Logistics, a Hong Kong based company which operates a cyber-related game and educational portal service to children and families (www.abc222.com) in Asia. Renew Logistics has a 6-year exclusive marketing agreement with Toys-R-Us Asia Ltd. Toys-R-Us Asia Ltd. is a joint venture between Li & Fung Company, a major manufacturing, trading and marketing conglomerate in Hong Kong, and Toys-R-Us, the international brand-name retailer of toys and games. Toys-R-Us Asia currently owns and operates 26 retailers in Hong Kong, Macau, Singapore, Malaysia and Indonesia, and is planning a major expansion into China next year.

Harcourt has advanced to Renew Logistics $185,171 as a loan towards its working capital bearing an annual interest rate at six (6) per cent, secured by all tangible and intangible assets of Renew Logistics. The terms of the MOU required the completion of acquisition of Renew Logistics and listing of AI-Asia on the US stock exchange on or before January 31, 2002. After overseeing the operations of Renew Logistics, Hartcourt determined that it was not in the best interest to merge Renew Logistics operations with AI-Asia at the present time. Both parties agreed to terminate the terms of the MOU and therefore, the acquisition of Renew Logistics was not completed with AI-Asia. Hartcourt has provided for an uncollectable amount of $185,171 advanced to Renew Logistics in the accompanying financial statements at March 31, 2002.

Beijing Total Solution System, Ltd. ("TSS"): On September 15, 2000, Hartcourt and TSS signed a Term Sheet Agreement to form a Joint Venture Company (JVC) called TSS Streaming, Ltd to develop broadband enabling technology for internet broadcasting market and develop world leading web-casting solution and global market. Hartcourt agreed to contribute $2.4 million for 60% ownership interest in the JVC and TSS agreed to contribute all of its tangible and intangible assets of its existing operations in China for its 40% ownership interest in the JVC. On December 1, 2000, Hartcourt and TSS signed a loan agreement and Hartcourt advanced $70,000 as a loan to support TSS's 2000 marketing plan, convertible into for the ownership of 5% shares of TSS. Upon contribution of the remaining $2,330,000, Hartcourt could acquire the additional 55% shares of the JVC. Hartcourt has not converted its loan into an investment of 5% in TSS. Hartcourt has not exercised its right to subscribe for the additional 55% of the ownership interest in the JVC and such right has subsequently been lapsed. The accompanying financial statements reflect Hartcourt's loan of $70,000 to TSS as of March 30, 2002. Hartcourt does not intend to acquire any ownership interest in TSS at this time.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

Beijing Kang Tai Shi Tong Technology Development Ltd. ("Control Tech"): On December 5, 2001, AI-Asia signed a Term Sheet agreement to acquire one hundred percent (100%) of Control Tech, a company registered in Beijing, a streaming technology solutions company specializing in audio and videoconference products. Control Tech is one of the two exclusive authorized dealers in China for Polycom. Polycom is a recognized global leader in multimedia business communication tools, videoconferencing, audio conferencing, web conferencing, and network access appliances. CTC also represents Enznia, Radivision, Accord and MCU. Control Tech's customers include PLA, Proctor and Gamble, Hong Kong Telecom, Shandong Power Co. and other major multinational companies in China (www.polycomctc.com). The parties are completing their due diligence and expect to complete the transaction by May 31, 2002.

Beijing Kangrunjiayuan Technology Co., Limited ("Kangrun"): On March 22, 2002, AI-Asia entered into an agreement with Kangrun Technology Co., Limited (BVI) and Control Techniques, Limited (BVI), herein collectively referred to as the "subscribers". The subscribers agreed to subscribe for certain shares in AI-Asia and AI-Asia has agreed to transfer to the subscribers the said shares in consideration for the subscribers procuring Beijing Kangrunjiayuan Technology Co., Limited ("Kangrun") (www.kangrun.com) and Kangtai Shitong Technology Development Company Limited ("CTC") entering into a Revenue Sharing Agreement between them and a wholly owned subsidiary of AI-Asia. Kangrun provides system integration, networking solutions, modular networking products, computer systems and storage devices to corporate enterprises in China. Two major strategic partnerships of Kangrun are IBM-China (www.ibm.com) and Ortronics (www.ortronics.com). The company is also a distributor for Hewlett Packard and Cisco Systems products. The agreement is subject to certain conditions to be fulfilled by the relevant parties and is expected to be completed by May 31, 2002.

E-LEARNING GROUP:

On June 18, 2001, Hartcourt executed a Revenue Sharing Agreement in cooperation with Northern Jiaotong University and California State University-Fullerton to jointly develop education projects and introduce American career training courses and post-graduate business programs in China. The project offers prestigious American education programs in China, utilizing one of the first online education licenses awarded by China's Ministry of Education. The project offers both certificate and degree programs with courses designed for relevance in today's business world. Coursework will be offered initially in the classroom and later expanded online. Hartcourt plans to extend its program to other potential partners and institutions in the future. Hartcourt has advanced $100,000 towards the working capital for its investment in this project as of March 31, 2002. The accompanying financial statements as of March 31, 2002 reflect Hartcourt's investment of $100,000 in the education project. The total financial commitments of Hartcourt and terms of payment on this project are currently being negotiated between the parties and expect to be finalized by May 30, 2002.

OTHER VENTURES:

eMPACT Solutions, Inc. ("eMPACT") - eMPACT, development stage enterprise, an e-commerce systems management and consulting company, specializes in providing

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

back-office infrastructure for Internet companies. The services include technology selection, system design and management, transaction performance monitoring, resource utilization tracking and security monitoring. On April 30, 2000, Harcourt executed a Subscription Agreement and Investment Representation and agreed to subscribe and purchase three hundred (300) shares of Class B Convertible Preferred Stock, par value $0.001 per share of eMPACT for $300,000. Hartcourt had the option until May 30, 2000, to invest an additional $1,700,000 in eMPACT at the same per share price for additional Class B Preferred Stock. After May 30, 2000, the terms of any additional investment were subject to negotiation between the parties. Hartcourt has determined that at this time to increase its investment in eMPACT would not be advantageous to the company or its shareholders. The accompanying financial statements at March 31, 2002 reflect Hartcourt's investment in eMPACT of $300,000 for the purchase of three hundred (300) Class B Preferred Stock of eMPACT. On January 7, 2002, eMPACT received $7,500,000 as the second round of funding from the venture capital partners for further expansion of the company's Internet related business.

Koffman Securities Limited ("Koffman"): On June 12, 2000, Hartcourt entered into a Stock Purchase Agreement Term Sheet with Koffman, a securities brokerage firm, to purchase 30% of the expanded capital stock of Koffman for HK$22,285,000 (approximately US$2,857,050). Hartcourt has completed its due diligence review and both the parties have mutually agreed to revise the purchase price and execute the purchase agreement. As of May 10, 2002, Hartcourt has not entered into any formal purchase agreement with Koffman and has not made any contributions towards the purchase of Koffman.

China E-Laws: On April 8, 2000, Hartcourt entered into an agreement with DF Ltd., Loughborough Ltd., and Express Internet Investment Ltd. (collectively, "the Management") and a fourth investor to form a joint venture company for the commercial exploitation of the Publication Rights of the internet and production of the content of the website in respect of the laws of China. Per the terms of the agreement, both Hartcourt and the fourth investor's obligation are to invest $2,000,000 each, in the joint venture company for 25% ownership interest and share the responsibility in providing funding, finance and technological support. The obligation of Hartcourt and the fourth investor is to provide funding as working capital for the joint venture company subject to the conditions precedent that the joint venture company shall have entered into an agreement with the relevant parties in China for the commercial exploitation of the Publication Rights on the Internet and the website. As of May 10, 2002, the joint venture company was still negotiating agreements with the relevant parties in China and has not been granted approval for the commercial exploitation of the Publication Rights on the Internet and the website. Therefore, as of May 10, 2002, Hartcourt has no payment obligations under this agreement.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

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

Funding:

Swartz Private Equity, LLC ("Swartz") - Swartz is an investment entity focused on equity investments in Internet and other high technology companies. On November 3, 1999, Hartcourt signed an Investment Agreement with Swartz. Swartz agreed to purchase from Hartcourt, from time to time, shares of Hartcourt's common stock, as part of an offering of common stock by Hartcourt to Swartz, for a maximum aggregate offering amount of $25,000,000. These funds will be used to satisfy Hartcourt's working capital requirements and complete acquisitions of Internet related operations. On January 5, 2000, Hartcourt and Swartz agreed to increase the equity line funding to $35,000,000 due to the planned acquisitions of Internet operations in China. Hartcourt has filed a form SB-2 Registration document with SEC on November 24, 2000 to register additional common shares for issuance to Swartz. Once approved by SEC, Swartz has the obligation to purchase these shares at the market price less 10 percent discount during the next 24 months. As of May 10, 2002, the Company has not borrowed any funds from Swartz.

PYR Management LLC ("PYR") - On January 26, 2000, Hartcourt completed a private placement of 227,445 Units, each unit consisting of a Class I and a Class II Warrant, to PYR for $3,000,000 pursuant to a Regulation D Subscription Agreement. On January 27, 2000, Hartcourt received $2,743,000 from PYR to be used for working capital requirements of Hartcourt. On February 4, 2000 Hartcourt filed a Form 8-K with the SEC. On February 21, 2001, Hartcourt and PYR Management entered into a Letter Agreement whereby the parties agreed on the maximum number of Units PYR can receive under the reset provisions of the Subscription Agreement. Pursuant to the terms of the agreement, the quantity of Units and the exercise price of the warrants will no longer reset. The final amount of Units that can be issued shall be 4,000,000 shares of common stock and 4,000,000 Class I Warrants. The cap amount shall be 8,000,000 shares of common stock (on a "post-split" basis) including Class I warrants. As a result of reset calculations, Hartcourt issued on March 6, 2001 an additional 930,784 shares and on May 18, 2001 an additional 1,035,308 shares of common stock for a total of 4,000,000 shares as December 31, 2001 and 4,000,000 warrants exercisable at $0.69375 per share of common stock. No warrants have been exercised to convert into common shares as of May 10, 2002.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

Edda Limited ("Edda"): On December 26, 2000, Hartcourt and Edda signed a Stock Sale Agreement (Agreement) whereby Hartcourt agreed to sell 4,000,000 restricted shares of its common stock as a block to Edda at the agreed price of fifty cents ($0.50) per share. Pursuant to the terms of the Agreement, Hartcourt will deliver to Edda the requisite number of common shares restricted under the Rule 144 of SEC regulations upon receipt of the full and complete purchase price in the amount of $2,000,000. On October 31, 2001, Hartcourt issued an additional 1,363,636 common shares valued at $0.22 per share for a subscription receivable of $300,000. On March 4, 2002, Hartcourt and Edda signed a new Stock Sale Agreement whereby Hartcourt agreed to sell 5,000,000 restricted shares of its common stock as a block to Edda at the agreed price of twelve cents ($0.12) per share or $600,000. The accompanying financial statements reflect that Hartcourt received $2,124,043 from Edda as of March 31, 2002. The balance of $475,957 has been recorded as subscriptions receivable in the accompanying financial statements as of March 31, 2002.

Enlight Corporation ("Enlight"): On May 9, 2002, Hartcourt and Enlight signed a Stock Sale Agreement whereby Hartcourt agreed to sell 5,000,000 restricted shares of its common stock as a block to Edda at the agreed price of eight cents ($0.08) per share. Pursuant to the terms of the Agreement, Hartcourt will deliver to Enlight the requisite number of common shares restricted under the Rule 144 of SEC regulations upon receipt of the full and complete purchase price in the amount of $400,000. As of May 10, 2002, no payments were received from Enlight and no shares were issued.

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

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes included in the Company's 2001 Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Balance Sheets of The Hartcourt Companies, Inc. and its subsidiaries as of March 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the three months ended March 31, 2002 and 2001. The financial statements for the three months ended March 31, 2002 are consolidated to include the accounts of The Hartcourt

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)


Companies Inc., its 58.53% owned subsidiary Financial Telecom Limited, its 85% owned subsidiaries Asia Top and China Top of StreamingAsia Limited Group, its 51.7% owned subsidiary Elephant Talk Communications, Inc., its wholly owned subsidiary Sinobull.com Inc., and its 66.7% owned subsidiary HCTV. The financial statements for the three months ended March 31, 2001 are consolidated to include the accounts of The Hartcourt Companies, Inc., its 58.53% owned subsidiary Financial Telecom Limited, and its 50% equity investment in StreamingAsia Group.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

Certain 2001 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

The accounting policies followed by the Company are set forth in Note A to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note 3.  Supplemental Disclosure of Non-Cash Financing Activities

                                               Three Months      Three Months
                                                   Ended            Ended
                                              March 31, 2002    March 31, 2001
                                              --------------    --------------
Cash paid for:
  Interest                                      $     32,926      $     40,511
  Taxes                                                    -                 -
                                                ============      ============
Non-cash operating and financing activities:
  Shares issued to director in liquidation
                of payable                      $          -      $    152,172
  Shares issued to directors for compensation
                and services                          94,800           105,000
  Shares issued for consulting services               75,500                 -
  Shares issued in connection with acquisitions            -           500,000

Note 4.  Loss per Share
                                                 Three Months    Three Months
                                                    Ended           Ended
                                                March 31, 2002  March 31, 2001
                                                --------------  --------------
Net loss                                        $      781,829  $    1,225,831
Effects of dilutive securities                               -               -
                                                --------------  --------------
Weighted average shares outstanding                 74,150,428      53,086,642
                                                ==============  ==============
Basic and dilutive earnings per share           $        (0.01) $        (0.02)
                                                ==============  ==============

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)


At March 31, 2002 and 2001, the Company had 4,733,530 and 4,376,640 warrants and options outstanding, each exercisable into one share of common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects based on the net loss reported for each period.

Note 5.  Accounting change - Goodwill amortization

Effective January 1, 2002, Hartcourt adopted SFAS No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized. Following is a reconciliation of previously reported net loss to pro forma net loss excluding goodwill amortization for the quarter ended March 31, 2001:

                                                   2002           2001
                                              -------------   ------------
Net loss as reported                          $    (781,829)  $ (1,225,831)
Goodwill amortization, net of tax                         -         76,278
                                              -------------   ------------
Pro forma net loss                            $    (781,829)  $ (1,149,553)
                                              =============   ============
Note 6.  Segment and related information:

The Company has four reportable segments. Each segment is a strategic business that the Company manages separately because each business develops and sells products to a specific market. The reportable segments are as follows:
Telecommunications, provides comprehensive telecommunications services; Financial Services, provides financial content through various sources including television, internet and wireless access systems; Streaming Media, provides internet related software development services with an expertise in audio and video streaming to businesses. The Consulting, E-learning Group and Capital
Groups operating segments do not meet the quantitative thresholds for a reportable segment and are therefore included in the "Other" category. The principal market for the Company's products is China. Foreign sales, primarily in China amounted to $3,496,448 during the three months ended March 31, 2002. The Chinese operations account for $16,126,332 of consolidated total assets as of March 31, 2002. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from prospective operations. All inter company transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. Segment results for the three months ended March 31, 2002 and 2001 are as follows:

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

                                    Tele-       Financial    Streaming
                               Communications   Services       Media        Other        Total
                               --------------  ------------  ----------  -----------  -----------
2002
----
Net sales                      $    2,947,878  $    373,880  $   76,115  $   149,726  $ 3,547,599

Loss from operations                 (223,370)     (337,835)    (69,366)    (373,853)  (1,004,424)

Depreciation and amortization         148,807       192,899      18,473        1,128      361,307

Assets                              7,929,177     4,375,132     404,151    3,718,385   16,426,845

Capital expenditures                        -       (25,301)          -            -      (25,301)
                               --------------  ------------  ----------  -----------  -----------
2001
----
Net sales                      $            -  $     253,361 $        -  $         -  $   253,361

Loss from operations                        -       (246,515)         -     (872,609)  (1,119,117)

Depreciation and amortization               -         46,547          -       86,586      133,133

Assets                                      -      1,931,851          -    7,996,675    9,928,526

Capital expenditures                        -         (3,465)         -            -       (3,465)
                               --------------  ------------- ----------  -----------  -----------

Note 7.  Litigations

Comerica Bank of California ("Comerica") v. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of Pego's alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgment of approximately $635,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt. The case is ongoing and the Company has not accrued any of the guaranteed payments in its financial statements as of March 31, 2002.

Charles Hogue v. The Hartcourt Companies, Inc. Orange Court Circuit Court, Florida Case No. CIO 00-2190, filed on or about March 22, 2000:

Charles Hogue filed a complaint to claim a finder's fee for introducing Hartcourt to a potential acquisition target. Hartcourt sent the payment to Mr.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 (UNAUDITED)

Hogue via check in the amount of $40,500 for such  finder's  fee,  but Mr. Hogue demanded that he be paid in shares of Hartcourt with the amount of shares in dispute. Hartcourt's counsel in Florida failed to timely file an Answer to the complaint, and default judgment in the amount of $2,901,752.39 was entered in the trial court on January 31, 2001 without a trial and despite serious questions raised by Hartcourt as to the propriety of the exercise of jurisdiction over it by a Florida court. Hartcourt brought a motion to set aside the default, which was denied. Hartcourt has appealed the judgment entered by the trial court on multiple grounds, each of which has substantial independent merit. Oral arguments were presented to the appellate court by both parties of the action on October 1, 2001, at which time the court seemed to indicate that it seriously questioned the legal propriety of several of the trial court's rulings. Hartcourt and its Florida counsel are very optimistic that Hartcourt will prevail on its appeal, especially given the default nature and the excessiveness of the damages. As of March 31, 2002, the Company has accrued $40,500 in its financial statements.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           MARCH 31, 2002 (UNAUDITED)

Part I

Item 2  Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

During 2002, Hartcourt continued its previously implemented plan to acquire profitable companies that were in established industries with a history of growth. Since mid-1999, Hartcourt has been focusing on assembling a collection of companies and services that will provide citizens of China with next generation communication services, including China-focused Internet access and financial portals, online share trading services, data broadcasting, and financial services. The Company signed underwriting agreements for the initial public offerings of shares of its two most developed investments, both of which were planned in the year 2001. On January 4, 2002, pursuant to an Agreement of

Merger and Plan of Reorganization, Hartcourt's subsidiary Elephant Talk Limited merged with Staruni Corporation, a California corporation, organized under the laws of California and listed on the over the counter on bulletin board of NASDAQ exchange. After the conclusion of the merger Hartcourt retained a 51.7% ownership in ETCI. Hartcourt's division Sinobull Group anticipates completion of its merger with Global Telephone Communications, Inc. ("GTCI") in May 2002 pending approval from SEC. Hartcourt plans to eventually build all of its current operations into stand-alone entities that will also be taken public on US and/or Asian Financial markets.

To stay focused and achieve its mission to become a leading Internet company in Asia and China, Hartcourt continued to build a network of Internet companies in partnership with young Chinese enterprenuers as well as government owned entities. On May 16, 2001, Hartcourt acquired 51% ownership interest in Elephant Talk Limited. On July 16, 2001 Hartcourt entered into a rescission agreement with UAC Trading and sold its 51% ownership interest in UAC Exchange for its original investment of $2,858,286. On August 9, 2001, Hartcourt acquired an additional 35% ownership interest in StreamingAsia Ltd. and its subsidiaries increasing its ownership interest to 85%.

The operations of Hartcourt for the three months ended March 31, 2002 consisted of the operations of FTL (58.53% ownership interest), Sinobull.com Inc. (100% ownership interest), Elephant Talk Communications, Inc. (51.7% ownership interest), StreamingAsia Holdings Limited (85% ownership interest), HCTV (66.7% ownership interest) and Hartcourt's investment and advances to other entities in US, China and Hong Kong. Operations for the three months ended March 31, 2001 consisted of operations of FTL (58.53% ownership interest) and StreamingAsia Holdings Limited (50% equity investment interest), and Hartcourt's investment and advances to Sinobull for acquisitions in China and Hong Kong. The operations of UAC Exchange were discontinued and disposed off and therefore, are shown separately under discontinued operations in the accompanying financial statements..

Net sales and cost of sales: The Company recorded net sales of $3,547,599 for the three months ended March 31, 2002, compared to $253,361 for the same periods in 2001. Net sales during the three months ended March 31, 2002 primarily consisted of revenues derived from providing telecommunication services relating to voice, data transmission like IDD, pre-paid calling cards and ISP services to a wide range of customers including major telecommunication companies in US and Hong Kong. Net sales also include sale of wireless pagers, rental of equipment, and the related Internet and telephone services provided by FTL; real-time financial data services provided by Sinobull Financial Information using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities to its customers in China; and StreamingAsia providing web hosting and software development services in audio and video delivery or streaming solutions. Net sales for the three months ended March 31, 2001 consisted of the sale of wireless pagers, rental of equipment and related Internet and telephone services as FTL switched their wireless network to a new and improved transmission platform in December 2000. Cost of sales amounted to $3,022,964 for the three months ended March 31, 2002 compared to $4,840 for the same period in 2001. Cost of sales for the three months ended March 31, 2002 primarily included the costs in providing resale arrangements with long distance providers, cost of leasing transmission facilities, international gateway switches voice, data transmission and ISP services offered by Elephant Talk; cost of wireless pagers, cost of transmission and Internet services provided to FTL and FWL customers; costs incurred in providing financial data services in stock quotes, futures and commodities by Sinobull; and costs incurred in providing audio and video delivery and streaming solutions by StreamingAsia. Operational margins continued to show sustained improvements during the first quarter of 2001 when compared to the third and fourth quarters of 2001. Cost of sales for the three months ended March 31, 2001 consisted of cost of sales of a very small number of wireless pagers in circulation since FTL switched its wireless network to a new transmission platform.

Selling, general and administrative expenses (SG&A): SG&A were $1,079,593 for the three months ended March 31, 2002 compared to $935,612 for the same period in 2001. The increase of $143,981 is primarily attributed due to additional consulting, legal and administrative costs incurred due to the completion of acquisition of Elephant Talk Limited by Staruni Corporation, increase in compensation expenses due to increased number of employees as a result of acquisitions compared to same period in 2001 and excluding the cost of amortization of goodwill which the Company stopped amortizing goodwill in 2002. Hartcourt continued to eliminate less productive units, reduced consulting and legal costs associated due to restructuring of the Company's business in Hong Kong and China.

Other expenses: Total other expenses net of other income were $87,159 for the three months ended March 31, 2002 compared to $217,325 for the same period in 2001. The decrease in other expenses net of other income during the three months ended March 31, 2002 resulted primarily due to the equity in earnings of $7,040 in ETNS Singapore, Pte., Ltd. affiliate compared to Hartcourt's equity in loss of affiliate of $183,536 for the same period in 2001. During the three months ended March 31, 2002, Hartcourt recorded a loss on abandonment of property and equipment in the amount of $114,891 due to the relocation of ElephantTalk's office.

Discontinued operations: Hartcourt rescinded its joint venture agreement with Beijing UAC Trading during July 2001. Loss from the discontinuance of UAC Exchange joint venture operations during the three months ended March 31, 2001 were $255,161. The Company did not have any discontinued operations during the three months ended March 31, 2002.

Liquidity and Capital Resources:

Hartcourt's principal capital requirements during the year 2002 are to fund the acquisitions of growth oriented Internet related operating companies in China and Asia. During the three months ended March 31, 2002, Hartcourt has raised necessary funds to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

As shown in the accompanying financial statements, Hartcourt incurred a net loss of $781,829 for the three months ended March 31, 2002 as compared to a net loss of $1,225,831 for the same period in 2001. Additionally, Hartcourt's current liabilities exceeded its current assets by $3,967,378 at March 31, 2002. These factors and Hartcourt's inability to meet current debt obligations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about Hartcourt's ability to continue as a going concern.

Hartcourt has taken certain restructuring steps, which in the management's opinion will provide the necessary capital to continue its operations. These steps included: 1) the settlement of certain matters of litigation and disputes;

2) signed a Investment Agreement with Swartz Private Equity, LLC, which agreed to purchase from time to time, up to $35,000,000 of Hartcourt shares of common stock. The Investment Agreement with Swartz is still subject to the SEC approval; 3) signed stock sale agreements with accredited investors to raise in excess of $1,000,000 over the next nine months.

Operating activities. During the three months ended March 31, 2002, net cash used by operating activities decreased to $321,323 compared to $762,201 during the same period in 2001. The decrease in operating activities resulted primarily due to the reduction in loss of $444,002, due to the write down of $114,891 of property and equipment, increase in depreciation and amortization expenses due to reduction in the amortization period of software development costs from ten years to six years, increase in accrued expenses and other current liabilities offset by reduction in Accounts payable and deferred revenues.

Investing activities. Net cash provided by investing activities during the three months ended March 31, 2002, was $71,491 compared to net cash used in investing activities was $204,749 for the same period in 2001. Cash provided during the three months ended March 31, 2002 amounting to $96,792 was primarily due to payments received on note receivables from third parties on sale of Hartcourt's ownership interest in UAC Exchange

Financing activities. Net cash provided by financing activities during the three months ended March 31, 2002 was $139,689 compared to $718,759 during the same period in 2001. Net cash was provided due to proceeds from sale of common stock and treasury stock amounting to $312,876, payments to related parties of $260,849 and net proceeds on note payable of $104,139.

As a result of the above activities, the company experienced a net decrease in cash of $96,837 for the three months ended March 31, 2002. The ability of Hartcourt to continue as a going concern is still dependent on its success in obtaining additional financing and fulfilling its plan of restructuring as outlined above.

Part II

Item 1.  LEGAL PROCEEDINGS

Comerica Bank of California ("Comerica")v. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of Pego's alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgment of approximately $635,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt. The case is ongoing.


Charles Hogue v. The Hartcourt Companies, Inc. Orange Court Circuit Court, Florida Case No. CIO 00-2190, filed on or about March 22, 2000:

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2002 (UNAUDITED)


Item 2.  CHANGES IN SECURITIES

Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits
        None.

    b) Reports on Form 8-K
        None

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2002 (UNAUDITED)


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.


                                          The Hartcourt Companies, Inc.

Date:  May 14, 2002                       By: /s/ Alan V. Phan
                                          --------------------------------
                                          Dr. Alan V. Phan
                                          Chairman