Form 10QSB
period 2002-06-30
HARTCOURT COMPANIES INC
filed 2002-08-19
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002

    [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                        Commission File Number: 001-12671





                          The Hartcourt Companies, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                        Yes [X ]                 No [  ].

As of June 30, 2002, The Hartcourt Companies, Inc. had 82,148,360 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                        Yes [  ]                 No [X ]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                  June 30, 2002
                                                                      Page
                                                                      ----
PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2002
         (Unaudited) and December 31, 2001                            F-3

         Consolidated Statements of Operations for the Three
         Months and Six Months ended June 30, 2002 and 2001
         (Unaudited)                                                  F-5

         Consolidated Statements of Shareholders' Equity for
         the Six Months ended June 30, 2002 (Unaudited)               F-6

         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2002 and 2001 (Unaudited)              F-7

         Notes to the Consolidated Financial Statements               F-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         F-26


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                           F-31

Item 2.  Changes in Securities                                       F-31

Item 3.  Defaults upon Senior Securities                             F-31

Item 4.  Submission of Matters to Vote of Security Holders           F-31

Item 5.  Other Information                                           F-32

Item 6.  Exhibits and Reports on Form 8-K                            F-33

Signatures                                                           F-34

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Part I
Item 1

                                                 June 30, 2002    December 31,
                                                  (Unaudited)        2001
                                                 -------------   -------------
ASSETS

Current assets:
   Cash and cash equivalents                     $    105,824    $    281,563
   Accounts receivable, net                         1,094,155       1,443,673
   Inventory                                           16,936          15,882
   Notes receivable, current portion                  709,759         896,874
   Prepaid expenses and other                         688,182         734,598
   Due from related parties                         1,025,234       1,494,730
                                                 ------------    ------------
Total current assets                                3,640,090       4,867,320
                                                 ------------    ------------
Property and equipment, net                         1,699,221       2,445,432

Investments, net                                      410,837         400,000

Other assets
   Goodwill, net                                    4,372,289       5,257,649
   Intangibles, net                                 1,076,113       1,191,959
   Investment in ETNS Singapore Pte., Ltd.            202,120         209,490
   Notes receivable                                 2,508,286       2,608,286
                                                 ------------    ------------
Total other assets                                  8,158,808       9,267,384
                                                 ------------    ------------
Total assets                                     $ 13,908,956    $ 16,980,136
                                                 ============    ============

















          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 June 30, 2002   December 31,
                                                  (Unaudited)         2001
                                                 -------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Cash overdraft                                  $    200,614    $     82,030
 Accounts payable                                   3,532,439       4,607,238
 Deferred revenue                                     253,939         616,254
 Notes payable, current portion                     1,088,025       1,339,517
 Capital lease liability, current portion              51,977          84,642
 Due to factor                                        198,205         198,205
 Due to related parties                             1,182,984       1,350,997
 Accrued expenses and other current liabilities       754,920         478,216
                                                 ------------    ------------
Total current liabilities                           7,263,103       8,757,099

Long term Liabilities:
 Notes payable                                        431,556         433,299
 Capital lease liability                               27,837          28,596
                                                 ------------    ------------
Total liabilities                                   7,722,496       9,218,994
                                                 ------------    ------------
Contingencies

Minority interests                                  1,543,473       2,280,199

Shareholders' Equity
 Preferred stock:
 Original preferred stock, $0.01 par value,
   1,000 authorized, issued and outstanding                10              10
 Common stock, $0.001 par value, 100,000,000
  shares authorized; 82,148,360 shares and
  73,885,656 shares issued and outstanding
  at June 30, 2002 and December 31, 2001               82,149          73,886
 Stock subscriptions receivable                      (473,181)       (139,865)
 Treasury stock, at cost, 2,198,561 and
  2,418,367 shares at June 30, 2002 and
  December 31, 2001                                (1,559,586)     (1,662,233)
 Additional paid-in capital                        56,988,383      55,774,225
 Other comprehensive loss                             (71,092)        (61,687)
 Accumulated deficit                              (50,323,696)    (48,503,393)
                                                 ------------    ------------
Total shareholders' equity                          4,642,987       5,480,943
                                                 ------------    ------------
Total liabilities and shareholders' equity       $ 13,908,956    $ 16,980,136
                                                 ============    ============



          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              For the Three Months Ended   For the Six Months Ended
                                                                       June 30                       June 30
                                                              --------------------------- ---------------------------
                                                                   2002          2001         2002           2001
                                                              ------------- ------------- ------------- -------------
Net sales                                                     $  1,795,965  $  1,877,865  $  5,343,564  $  2,131,226
Cost of sales                                                    1,433,692     1,294,404     4,456,656     1,299,244
                                                              ------------  ------------  ------------  ------------
Gross profit                                                       362,273       583,461       886,908       831,982
                                                              ------------  ------------  ------------  ------------
Operating expenses:
 Selling, general and administrative                               807,772     1,885,000     1,886,928     2,762,480
 Depreciation and amortization                                   1,167,619       232,657     1,530,363       378,941
                                                              ------------  ------------  ------------  ------------
Total operating expenses                                         1,975,391     2,117,657     3,417,291     3,141,421
                                                              ------------  ------------  ------------  ------------
Loss from continuing operations                                 (1,613,118)   (1,534,196)   (2,530,383)   (2,309,439)

Other income (expense):
 Equity in earnings (loss) of affiliate                                514             -         7,554      (183,536)
 Loss on abandonment of property and equipment                     (50,082)            -      (164,973)            -
 Interest expense                                                  (14,487)      (38,145)      (47,413)      (78,656)
 Interest income                                                    65,681        22,100       119,299        25,261
 Other                                                              58,887       367,205        58,887       370,766
                                                              ------------  ------------  ------------  ------------
Total other income (expense)                                        60,513       351,160       (26,646)      133,835
                                                              ------------  ------------  ------------  ------------
Loss from continuing operations before minority interest        (1,552,605)   (1,183,036)   (2,557,029)   (2,175,604)

Less: loss in subsidiary attributed to minority interest           514,131       261,056       736,726       282,954
                                                              ------------  ------------  ------------  ------------
Loss before discontinued operations                             (1,038,474)     (921,980)   (1,820,303)   (1,892,650)

Discontinued operations:
 Loss from discontinued operations                                       -       (57,255)            -      (312,416)
                                                              ------------  ------------  ------------  ------------
Net loss                                                      $ (1,038,474) $   (979,235) $ (1,820,303) $ (2,205,066)
                                                              ------------  ------------  ------------  ------------
Other comprehensive loss:
 Foreign currency translation loss                          (22,711)            -        (9,405)            -
                                                              ------------  ------------  ------------  ------------
Comprehensive loss                                            $ (1,061,185) $   (979,235) $ (1,829,708) $ (2,205,066)
                                                              ============  ============  ============  ============
Basic and fully diluted loss per common share:
 Loss from continuing operations                              $      (0.01) $      (0.01) $      (0.02) $      (0.03)
 Loss from discontinued operations                                       -             -             -             -
                                                              ------------  ------------  ------------  ------------
 Loss per share                                               $      (0.01) $      (0.01) $      (0.02) $      (0.03)
                                                              ------------  ------------  ------------  ------------
Weighted average number of shares outstanding                   80,033,267    67,214,678    77,108,098    65,163,663
  - Basic and fully diluted                                   ============  ============  ============  ============









          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                               Common
                                    Common Stock          Preferred Stock     Additional        Stock
                              ----------------------  ----------------------   Paid-In      Subscriptions
        Description             Shares      Amount      Shares      Amount     Capital       Receivable
----------------------------  ----------  ----------  ----------  ----------  ------------  -------------
Balance - December 31, 2001   73,885,656  $   73,886       1,000  $       10  $ 55,774,225  $   (139,865)

Shares issued for
  consulting services            900,000         900           -           -       181,920             -
Stock subscriptions received           -           -           -           -             -       139,865
Shares issued to directors
  in lieu of compensation
  and for services             2,362,704       2,363           -           -       437,238             -
Sale of treasury stock                 -           -           -           -             -             -
Shares issued for
  subscriptions receivable     5,000,000       5,000           -           -       595,000      (473,181)
Other comprehensive gain               -           -           -           -             -
Net loss                               -           -           -           -             -             -
                               ---------- ----------  ----------  ----------  ------------  ------------
Balance - June 30, 2002        82,148,360 $   82,149       1,000  $       10  $ 56,988,383  $   (473,181)
                               ========== ==========  ==========  ==========  ============  ============



                                      Treasury Stock          Other                          Total
                               --------------------------  Comprehensive   Accumulated   Shareholders'
        Description              Shares         Amount        Loss           Deficit        Equity
----------------------------   -----------  -------------  -------------  -------------  -------------
Balance - December 31, 2001     2,418,367   $ (1,662,233)  $   (61,687)   $(48,503,393)  $  5,480,943

Shares issued for
  consulting services                   -              -             -               -        182,820
Stock subscriptions received            -              -             -               -        139,865
Shares issued to directors
  in lieu of compensation
  and for services                      -              -             -               -        439,601
Sale of treasury stock           (219,806)       102,647             -               -        102,647
Shares issued for
  subscriptions receivable              -              -             -               -        126,819
Other comprehensive gain                                        (9,405)              -         (9,405)
Net loss                                -              -                    (1,820,303)    (1,820,303)
                               ----------   ------------   -----------    ------------   ------------
Balance - June 30, 2002         2,198,561   $ (1,559,586)  $   (71,092)   $(50,323,696)  $  4,642,987
                               ==========   ============   ===========    ============   ============






          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                          2002          2001
                                                     ------------- -------------
Cash flows from operating activities:
 Net loss                                            $ (1,820,303) $ (2,205,066)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Loss on abandonment of property and equipment          164,973             -
   Depreciation and amortization                        1,530,363       459,987
   Gain on debt extinguishment                                  -       355,777
   Minority interest in loss of subsidiaries             (714,828)     (389,208)
   Equity in loss of affiliate                              7,370       183,536
   Shares issued in lieu of compensation and services     622,420       346,813
   Changes in operating assets and liabilities:
     (Increase) decrease in:
     Accounts receivable                                  349,518      (337,722)
     Inventory                                             (1,054)       (3,463)
     Prepaid expenses and other                            46,416       (80,100)
     Cash overdraft                                       118,584       344,401
     Accounts payable                                  (1,114,799)       56,523
     Accrued expenses, other current liabilities
       and miscellaneous items                            466,662        94,398
     Deferred revenue                                    (362,315)       29,602
                                                     ------------  ------------
Net cash used in operating activities                    (706,993)   (1,144,522)
                                                     ------------  ------------
Cash flows from investing activities:
   Proceeds on notes receivable                           287,115             -
   Cash paid for investments                              (10,837)            -
   Cash acquired in acquisitions                                -       690,202
   Purchase of property and equipment                     (97,877)       (3,465)
                                                     ------------  ------------
Net cash provided by investing activities                 178,401       686,737
                                                     ------------  ------------
Cash flows from financing activities:
   Proceeds on stock subscriptions                        326,487       564,916
   Payments on loans and lines of credit                        -        (5,098)
   Proceeds from related parties, net                     301,483       629,424
   Payments on notes payable                             (241,883)     (407,377)
   Payments on capital leases                             (33,424)            -
                                                     ------------  ------------
Net cash provided by financing activities                 352,663       781,865
                                                     ------------  ------------
Foreign currency translation                                  190             -

Net increase (decrease) in cash and cash equivalents     (175,739)      324,080

Cash and cash equivalents, beginning of period            281,563       402,993
                                                     ------------  ------------
Cash and cash equivalents, end of period             $    105,824  $    727,073
                                                     ============  ============

          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

Item 1

Note 1:  Organization and Nature of Operations:

The Hartcourt Companies, Inc. (herein referred to as "Hartcourt" or "Company") is a holding and development enterprise that is building a broad network of Internet, media, and telecommunication companies in Greater China. In partnership with leading Chinese entrepreneurs and government-sponsored entities, Hartcourt is developing and investing in emerging technologies while building an integrated commercial framework for its subsidiaries and their partners. Hartcourt's operative business strategy is designed to establish market-leading position and facilitate a series of venture divestitures via IPO or public mergers in its five main business divisions to fully realize the value of these assets for its investors. The five business divisions are Sinobull Financial Group, Media Services Group, Broadband/Telecommunications Group, E-learning Group and Hartcourt Capital Group.

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

Hartcourt is developing extensive business operations throughout Greater China to position itself to take full advantage of the substantial opportunities presented by the emergence of the worlds largest consumer and business markets, and China's upcoming entry into the WTO. Hartcourt's ability to obtain government approved licenses and its wide array of well established business relationships is greatly facilitating these goals and making Hartcourt an attractive entry point for many corporations seeking access to these markets. Current government customers and partnerships of its subsidiaries and business investments include: China Bank of Communications, China Central TV, Beijing TV, Guangdong TV, Phoenix TV, Shenzhen Radio, Zhejiang Cable TV, Innostar Hi Tech Enterprises, Northern Jiaotong University, China Securities (Huaxia), Guosen Securities, Xiangcai Securities, Anshan Securities, Huaan Securities, Peoples Daily, and China Telecom; for the Hong Kong Government: Stock Exchange of Hong Kong (SEHK), Hong Kong Exchanges and Clearing Limited (HKEx), Securities and Futures Commission, and Department of Printing. Other business partners include; Yahoo!, Equis/Reuters, Legend, IBM, Sifft/Nokia, YesMobile, Comstock/Standard and Poor's, and the University of California/Fullerton.

Sinobull Financial Group: This group consists of Financial Telecom Limited, Sinobull Information Company Limited (formerly Shanghai Guo Mao Science &
Technology Co. Ltd.), Sinobull Network Technology Company Limited (formally Beijing Net Technologies Center Company, Ltd.), Tongbo Software Ltd., HCTV Financial TV Ltd., Sinobull Magazine Ltd. and Hartcourt's investments in Shanghai Wind Information Company Limited. The Sinobull Financial Group is a leading financial content provider, develops technologically advanced financial services platforms, and operates a financial Internet portal. Sinobull provides mainland brokerages and financial institutions the hardware, software and

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

Internet platforms to enable their customers' access to a comprehensive suite of quality financial news, real-time market data, financial analysis and
professional  market  commentary.   Sinobull.com,  its  financial  services  and
information portal, is one of China's most popular financial portals. The company's E-Finance platform is an integration of the most advanced Internet, telecommunication and wireless access systems available on the market today. The service platform and collateral content is offered via subscription to leading securities brokerages, investment firms, banks, and media companies throughout Greater China.

Broadband/Telecommunications Group: This group is centered around its subsidiary Elephant Talk Communications, Inc. of Hong Kong. The group is focused on the development and delivery of comprehensive telecommunication services, broadband content, broadband enabling technology and the management of services on broadband infrastructure. In addition, these broadband efforts are being designed to provide expanded revenue sources for Hartcourt's existing subsidiary's products and services. Hartcourt is continuing its efforts to identify and actuate strategic investments in the development of web hosting and data warehouse solutions; providing secure Internet services for China businesses in e-commerce, IP telephony, Internet exchange centers, high speed wireless platforms, and ISP/content services.

Media Services Group: AI-Asia Inc. is a holding and development company established by Hartcourt to acquire assets and companies in the multi-media technology and services sector. Its objective is to identify, develop, and maintain first-mover technologies, products and services for corporate and consumer Internet deployment. AI-Asia plans to provide its clientele with a comprehensive range of Internet enabling solutions, preparing them to participate in the rapidly emerging streaming and broadband communications revolution. The operating companies in this group include LogicSpace Asia Limited. The group provides comprehensive real-time audio and video delivery (Streaming Media) solutions along with Internet consulting and web application development for businesses, professionals, organizations, web sites and content publishers. The Media Services Group's network infrastructure enables the streaming of superior-quality multimedia advertising, live event broadcasting and on-demand audio and video content over the Internet to target audiences throughout Asia and globally.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

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

OPERATIONS BY BUSINESS DIVISIONS

SINOBULL FINANCIAL GROUP:


The Sinobull Financial Group ("Group") was formed in November 1999 with the intention to consolidate various related businesses acquired or expected to be acquired by Hartcourt or Sinobull.com Inc. ("Sinobull"), the holding company of the Group incorporated in British Virgin Islands. On May 16, 2002, Sinobull.com Inc. changed its name to Hartcourt Companies Limited. In the text hereafter, Hartcourt Companies Limited is referred to as "Sinobull". On April 2, 2001, Sinobull's one share issued and outstanding held by Mr. Tang Wing On, was formally transferred to Hartcourt, and Sinobull became a wholly owned subsidiary of Hartcourt. On October 2, 2001, Hartcourt announced its intent to publicly divest the Sinobull Group in a merger with Global Telephone Communications Inc. (OTC Bulletin Board: GTCI). The reverse merger will allow Sinobull to actively trade on the equity markets and unlock its value for Hartcourt investors. GTCI shareholders have approved the merger. Hartcourt is ready to complete its merger as soon as GTCI resolves certain disputes with its creditors.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

portal featuring stock trading, real-time quotes and company data banks for investors in China and Hong Kong. These investors include major investment houses, banks, securities firms and mutual fund houses.

On August 17, 1999, Hartcourt entered into a stock purchase agreement with FTL, a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$25,563,842 or US$3,277,412, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999. Hartcourt made total cash payments of $1,638,706 and issued 1,754,552 shares of its common stock to FTL. During the quarter ended June 30, 2002, FTL sold 12,742 shares of Hartcourt common stock for approximately $1,211 to satisfy certain obligations. The remaining 344,031 shares of common stock held by FTL at June 30, 2002 are reflected as treasury shares in the accompanying financial statements at June 30, 2002.

On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture named Fintel Wireless Internet Limited (FWL) for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. FTL agreed to invest cash by phases, to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange for a total of 51% ownership interest in the joint venture, and Nice Voice agreed to contribute certain assets in FWL. After the completion of due diligence, the parties signed the formal joint venture agreement on April 28, 2000 and FWL became a subsidiary of FTL. Although NiceVoice has contributed certain assets in the FWL, due to the method of funding these assets NiceVoice does not presently have legal ownership title to such assets until the final dollar payment has been made on these assets. The accompanying financial statements as of June 30, 2002 reflect FTL's investment of 51% ownership interest in FWL. FWL ceased operations on March 1, 2002 after all its customers were sold to a third party. As of June 30, 2002, FTL had advanced approximately HK$4,216,162 (US$540,534) towards its investment in FWL.

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

On December 18, 1999, Sinobull signed a Term Sheet Agreement with Shangdi to form a new corporation in Beijing. Sinobull shall have 40% interest and Shangdi shall have 60% interest in the new corporation. On April 12, 2000, Sinobull signed a Term Sheet Agreement with revising the terms of the Term Sheet Agreement signed on December 18, 1999. The terms of the revised agreement stated

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

Sinobull and Tiandi Hulian Technologies Limited ("Tiandi"), an investment holding company incorporated in the British Virgin Islands, holding the interest of the shareholders of Shangdi, acquired through its wholly-owned subsidiary Sinobull Network Technology Company Limited (Sinobull Network"), a company registered in Beijing, all of the operating assets and business of Shangdi. To finance this acquisition, Tiandi issued new shares to Sinobull equal to 40% of the expanded capital of Tiandi. The terms of the revised agreement required Sinobull to pay Shangdi US$670,000 as the consideration for all tangible and intangible assets in relation to Shangdi's computer network information services excluding cash and debts; invest US$1,000,000 in Sinobull Network for its working capital needs; issue 140,000 restricted common shares of Hartcourt to Shangdi and 60,000 restricted common shares of Hartcourt to Sinobull Network for its working capital needs. In exchange, Shangdi transferred without any pledge and debt, all tangible and intangible assets in relation to computer network information services to Sinobull Network, and transferred to Hartcourt 40% of the ownership interest in Tiandi. On December 28, 2000, Sinobull, Tiandi, and Li Chun Ying (representative of the owners of Shangdi) signed a Share Subscription and Sale and Purchase Agreement whereby, Sinobull owned 51% of Tiandi and Li Chun Ying owned 49% of Tiandi after payment of consideration to Shangdi for purchase of all tangible and intangible assets. Sinobull through an advance from Hartcourt, had paid $1,000,000 in cash towards the purchase of its 51% ownership interest of which $670,000 was distributed to the owners of Shangdi and the remaining $330,000 was deemed as capital contribution in Sinobull Network. Sinobull Network ceased its operations as of May 16, 2001.

Shanghai Sinobull Information Company Limited (Sinobull Information): Formally known as Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao"). Sinobull Information is a major real-time financial data provider in Shanghai using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities data that compliments the financial information database of Hua Xia Info and the financial data delivery systems of FTL. Association with Guo Mao gives Sinobull a distinct edge over any competitive financial portals in China. On December 1, 1999, Sinobull signed a Term Sheet Agreement with Guo Mao whereby Guo Mao agreed to issue new shares for a total proceeds of $1,000,000 which will represent 50% of the expanded capital of Guo Mao. Sinobull agreed to subscribe for all the new shares issued by Guo Mao. On May 16, 2000, Sinobull and Hopeful Internet Technologies Limited ("Hopeful") entered into an agreement whereby Hopeful, an investment holding company incorporated in the British Virgin Islands, will acquire through its wholly-owned subsidiary Shanghai Sinobull Information Company Limited ("Sinobull Information"), all of the operating assets and business of Guo Mao. To finance this acquisition, Hopeful will issue new shares to Sinobull equal to 40% of the expanded capital of Hopeful for a total consideration of $1,000,000. The terms of payment by Sinobull for the purchase of new shares will be: $200,000 in cash upon signing of the agreement; $150,000 in cash within 30 days of signing of the agreement; $150,000 in cash within 60 days of signing of the agreement; and $500,000 within 30 days after signing of the agreement in shares of Hartcourt based on the average closing price in the last 7 trading days before payment, or in shares of Sinobull based upon the valuation to be agreed on by the parties. On December 28, 2000, Sinobull, Hopeful, Guo Mao and Lee Lu Ping (representative of the owners of Guo Mao) signed a Share Subscription Agreement whereby, Sinobull will

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

own 51% ownership in Hopeful and Lee Lu Ping will own 49% of ownership in Hopeful after payment of consideration to Guo Mao for purchase of all tangible and intangible assets. Sinobull has paid $500,000 in cash received from Hartcourt towards the purchase of new shares of Hopeful and issued 805,802 shares of Hartcourt's common stock valued at $500,000 to Sinobull Information in February 2001. The 805,802 common shares issued to Sinobull Information are reflected as treasury shares in the accompanying financial statements since Sinobull Information became a subsidiary of Hartcourt.

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

On October 1, 2001, Tongbo signed a Letter of Understanding with Sinobull Information whereby Tongbo assigned to Sinobull Information all of its revenues and revenue sources including past due, accrued and to be earned in the future in exchange for Sinobull Information assuming all ordinary and reasonable operational expenses of Tongbo commencing October 1, 2001. The accompanying financial statements of Sinobull Information at June 30, 2002 reflect combined revenues and expenses of Tongbo.

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

On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman Computer Services Corporation Limited (Hopeman") to form a joint venture in Shanghai and jointly develop and market a 24-hour financial television program and/or provide financial data services to existing/new financial television programs for China market. The new joint venture was named "Haike Caijin TV" means Hartcourt Financial Television (HCTV) in English. HCTV was to be registered in Shanghai with a funding of $1.0 million. The agreement defined the

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

first phase joint venture investment terms for the period from September 2000 to December 2000. In February 2001, HCTV Joint Venture Company was formed and a temporary license was obtained to conduct the business of the joint venture pending issuance of a new license upon China's entry into the WTO and contribution of $200,000 as the subscribed capital of the HCTV Joint Venture Company. As of June 30, 2002, Hopeman has invested $50,000 for its 33.3% investment and Hartcourt has invested $100,000 towards its 66.7% equity ownership in the HCTV joint venture. The temporary license issued by the Chinese authorities expired on February 14, 2002 pending injection of an additional $50,000 towards the capital subscription. Hopeman and Hartcourt are currently negotiating with the Chinese authorities to renew the temporary license until such time as additional $50,000 is injected in the joint venture company. HCTV operating results are consolidated with Hartcourt in the accompanying financial statements as of June 30, 2002. As of August 10, 2002, neither party contributed any additional funds towards the registered capital.

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

On July 16, 2001, Hartcourt and UAC Trading, by mutual consent, agreed to rescind the contractual joint venture agreement named UAC Exchange. As part of the rescission, Hartcourt agreed to accept a promissory note for the amount of its net investment in UAC Exchange as of the date of rescission amounting to $2,858,286, bearing interest at six per cent (6%) per anum, payable over a thirty-nine months period. The parties mutually agreed to forego all other rights and benefits provided under the contractual joint venture as consideration for the rescission of the contract. On September 10, 2001, Edda Limited, a non-affiliated company incorporated in Hong Kong, purchased all existing tangible and intangible assets of UAC Exchange for the amount of Hartcourt's net investment in UAC Exchange, and signed a promissory note in the amount of $2,858,286 bearing interest at six per cent (6%) per anum, payable in quarterly installments of $50,000 commencing November 1, 2001 with a balloon payment of $2,715,772 due on December 1, 2006. The promissory note is secured by a security agreement granting to Hartcourt all tangible and intangible property of Edda Limited. As of June 30, 2002, Edda paid three quarterly note payments of $50,000 each, and paid an additional $139,579 towards interest due on the promissory note due to Hartcourt.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

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

On September 18, 2000, Hartcourt and WindInfo signed a Term Sheet Agreement and agreed to form a Joint-Venture Company (JVC) to expand the financial data service business in China. WindInfo agreed to transfer its entire fixed assets excluding cash and marketable securities held at July 31, 2000 and the insurance advisory business and related assets, and is entitled an ownership interest of sixty six point sixty seven percent (66.67%) in the JVC. Hartcourt agreed to invest $3.0 million that represented thirty three point thirty three percent (33.33%) ownership in the JVC. On September 18, 2000, Hartcourt through its subsidiary Sinobull loaned $500,000 to WindInfo. Pursuant to the addendum to the Term Sheet Agreement, on January 10, 2001, Hartcourt and WindInfo signed a direct investment agreement whereby Hartcourt agreed to convert the loan of $500,000 to a 5% equity ownership in the JVC to be formed. Upon further negotiations between the two parties, Hartcourt and WindInfo mutually agreed to terminate the Term Sheet Agreement of formation of JVC and WindInfo agreed to return Hartcourt's contribution of $500,000 towards its investment in the JVC. As of June 30, 2002, WindInfo returned RMB630,000 ($76,829) to Sinobull Information on behalf of Hartcourt. The accompanying financial statements as of June 30, 2002 reflect Hartcourt's loan of $423,171 to WindInfo. Both parties are negotiating to an acceptable payment plan for Hartcourt to receive the remainder of its loan during the year 2002.

Equis International Inc.(R), a wholly owned subsidiary of Reuters Limited(R) signed on June 1, 2001, an International Distribution Agreement with Hartcourt including Sinobull Group in Shanghai, Beijing and Hong Kong, a non-exclusive distributor of licensed products within the People's Republic of China (PRC) except in Hong Kong and Taiwan, and grants to Hartcourt a non-exclusive right and license to market, promote and distribute the licensed products in the PRC to sub-distributors, resellers and end users to localize Equis' award-winning family of MetaStock(R) products and market them to over 10 million investors in the Greater China area. The initial term of the agreement is for three years. Under the terms of the agreement Equis International also granted Sinobull Group conditional territory exclusivity for a period of twelve months for the Chinese versions of MetaStock products within the Greater China market. Hartcourt's remuneration for the sale of licensed products will be the difference between the selling price to its customers and Hartcourt's discounted purchase price as agreed between Hartcourt and Equis. During the quarter ended June 30, 2002, Hartcourt and its affiliates sold 22 copies of the Equis's licensed products for HK$95,000 (US$12,179) and recorded data feed income of HK$45,600 (US$5,846) for MetaStock products, since the inception of this agreement.

YesMobile Inc. incorporated in Hong Kong, is currently a leading Chinese Wireless Application Protocol (WAP) portal with open-standard and multi-platform compatibility in Asia. Sinobull.com HK Ltd. has signed a revenue sharing

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

agreement with YesMobile whereby, Sinobull agreed to provide financial contents to YesMobile in China. The data will include real time stock quotes, commodities and currencies contracts, economic news, commentaries and research reports. Pursuant to the terms of the agreement, Sinobull will share 70% and YesMobile will share 30% of the revenue received from the users of the Wireless
Application Protocol (WAP) portal and the Short Message Service (SMS) of YesMobile. Users will access these contents via their mobile phones, as well as PDAs and other wireless devices. YesMobile is currently providing these services to over 105 million users of China Mobile. As of August 10, 2002, Sinobull has not received any revenues under the revenue sharing agreement.

BROADBAND/TELECOM GROUP:

The Broadband/Telecom Group currently consists of only Elephant Talk Communications, Inc. The group is focused on development and delivery of comprehensive telecommunication services, broadband content, broadband enabling technology and the management of services on broadband infrastructure. In addition, these broadband efforts are being designed to provide expanded revenue sources for Hartcourt's existing subsidiary's products and services. Hartcourt is continuing its efforts to identify and actuate strategic investments in the development of web hosting and data warehouse solutions; providing secure internet services for China businesses in e-commerce, IP telephony, internet exchange centers, high speed wireless platforms, and ISP/Content services. On September 25, 2001 Hartcourt announced its intent to merge Elephant Talk Limited subsidiary with Staruni Corporation (OTC Bulletin Board: SRUN), in an effort to take Broadband/Telecom Group public. On January 4, 2002 Elephant Talk Limited completed its merger with Staruni Corporation and commenced trading on OTC:BB on January 22, 2002 under the ticker symbol ETLK.

Elephant Talk Communications Inc. (formerly known as Elephant Talk Limited "ElephantTalk or ET"): ElephantTalk (OTC:BB ETLK), is a leading telecommunications company located and operated in Hong Kong with offices in Cerritos, California and switching facilities in China, Hong Kong, U.S., Taiwan and Singapore. ElephantTalk operates international long distance service on both sides of the Pacific to over 220 foreign cities. They enable telecommunications carriers and other service providers the ability to offer long distance, voice, data/fax, calling card, and voice-over-internet-phone (VOIP) services through advanced, scaleable networks. ElephantTalk is expanding its networks and has international operating agreements with telecommunications carriers, including AT&T Corp., Cignal Global Ltd., Frontier Telecom Ltd. and MCI WorldCom Inc. Its customers include the largest first and second tier telecommunications carriers in the U.S. and Asia, including two of the four fixed network operators in Hong Kong; New T&T and New World Telephone.

On May 16,  2001,  Hartcourt  and  ElephantTalk  executed  a Sale  and  Purchase
Agreement  whereby  Hartcourt   acquired  51%  of  the  ownership   interest  in
ElephantTalk for a total consideration of $4,194,000.

Pursuant to an Agreement of Merger and Plan of Reorganization, effective August 27, 2001, and through the subsequent transaction that closed on January 4, 2002,

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

Staruni Corporation, a California corporation merged with Elephant Talk Limited. Staruni was the surviving corporation and continued its corporate existence under the laws of California. On January 9, 2002, Staruni filed a Certificate of Amendment of Articles of Incorporation to amend its corporate name to Elephant Talk Communications, Inc. (ETCI). This name change was done in conjunction with the merger, and to emphasize that the new focus of the ETCI will be the business of Elephant Talk Limited. Pursuant to the terms of the merger, each holder of ordinary shares of ElephantTalk common stock, par value of HK$1 (One Hong Kong Dollar) immediately prior to the effective time of the merger date, by virtue of the merger and without any action on the part of such holder, received as of the merger date, such number of shares of common stock of ETCI, no par value, as the number of shares of ElephantTalk common stock owned by such holder as of the merger date. Collectively, following the merger, the former holders of ElephantTalk common stock held an aggregate of 90% of the issued and outstanding shares of ETCI's common stock. The merger caused no change in any of the shares of the ETCI's common stock outstanding on the merger date, and no other securities were converted as a result of the merger. Prior to the completion of the merger with Staruni, on January 2, 2002, Hartcourt purchased 7,500,000 shares of Elephant Talk Limited from a shareholder for a note payable of $140,595 bearing an annual interest rate of 8%, due September 15, 2002. At the conclusion of the merger on January 4, 2002, Hartcourt retained a 51.7% ownership in ETCI. The accompanying consolidated financial statements include the operating results of ETCI for the period presented.

On October 8, 2001 ET entered into a reseller agreement with JiTong Network Communications Company Limited ("JiTong") to provide a variety of IP-based telecom services. JiTong is one of the five government-owned telecom giants in China with their own communication infrastructure. It is the famous owner and operator of the Golden Bridge fiber optics and Internet services. Both companies will jointly develop and market new brands of IP telephony solutions in major countries worldwide. Under the terms of the agreement, ET will interconnect its global point-of-presence (POPs) with JiTong's network. ET will market and resell JiTong's IP-based services including I-phone and I-fax services, while JiTong will be responsible for service provisioning, technical support and after-sales services to customers. The agreement signifies the beginning of close, long-term, working partnership between the two companies. The details of the reseller agreement have been negotiated and the terms finalized. ElephantTalk has expanded their agreement with JiTong Networks Communications Company and also signed cross-branding partnership agreements with China Netcom Corporation Limited and Great Wall Broadband Network.

MEDIA SERVICES GROUP:

The Media Services Group consisted of StreamingAsia Holdings Limited, which consisted of the operations of StreamingAsia Limited, LogicSpace Limited and SyndicateAsia Limited. The Media Services Group provides a comprehensive real-time audio and video delivery (Streaming Media) solution along with
Internet consulting and web application development to businesses, professionals, organizations, web sites and content publishers. The Streaming Media Group's network infrastructure enables the streaming of superior-quality multimedia advertising, live event broadcasting and on-demand audio and video content over the Internet to target audiences throughout Asia and Globally. On

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

August 20, 2001, Hartcourt established a new wholly owned subsidiary AI-Asia Inc. to hold and develop assets of the Media Services Group. AI-Asia's objective is identify, develop, and maintain first-mover technologies, products and services for corporate and consumer Internet deployment. AI-Asia plans to provide its clientele with a comprehensive range of Internet enabling solutions, preparing them to participate in the rapidly emerging streaming and broadband communications revolution. AI-Asia will create synergy not only among its streaming technology companies but will coordinate with other Hartcourt Groups.

StreamingAsia Holdings Limited ("StreamingAsia Group"): StreamingAsia Limited provides Internet-related software development service with an expertise in audio and video delivery or streaming solutions to a variety of business and industry, including major financial institutions.

On April 14, 2000, Hartcourt announced that Sinobull subscribed 1,200,000 newly issued and outstanding fully paid shares of StreamingAsia Limited for HK$7,000,000 (approximately US$897,500) on behalf of Hartcourt. Upon subscription of such shares, Sinobull acquired 50% ownership interest in StreamingAsia Limited and contributed $897,500 towards its purchase. Hartcourt advanced such funds to Sinobull for StreamingAsia Limited acquisition. In addition, both Sinobull and Hartcourt agreed and confirmed that as part of the financing arrangements Sinobull held the subscribed shares in StreamingAsia Limited on behalf of Hartcourt and those shares were transferred to Hartcourt on December 29, 2000. On December 30, 2000, as part of the reorganization of the
StreamingAsia Holdings Limited, the beneficial ownership interest in StreamingAsia Limited was transferred to Asia Top Finance Limited ("Asia Top"), a company organized under the laws of British Virgin Islands. As a result of the above transfer, Hartcourt owned 50% of the Asia Top and remaining 50% ownership interest was held by the selling shareholders of StreamingAsia Limited.

LogicSpace Limited ("LogicSpace"): LogicSpace, a wholly-owned subsidiary of StreamingAsia Limited, is an Internet consulting and web application development company that provides a wide range of Internet services including web page design, system architecture and solution implementation. LogicSpace offers cost-effective and one-stop shop Internet solutions that enable companies to achieve smooth results in doing business on the Internet. Solutions include top-notch eBusiness & Internet consultation, B2B/B2C Portal Development & Implementation, Web-Based & Wireless application design and "know-how" implementation. The operating results of LogicSpace are consolidated with StreamingAsia Limited in the accompanying financial statements as of June 30, 2002

SyndicateAsia Limited ("SyndicateAsia"): SyndicateAsia, is pioneer in content distribution, providing the marketplace for exchanging, managing and distributing content media across the Asian region. The revolutionary SyndicateAsia platform offers flexibility to providers and content buyers to transform formats (Web to WAP) and exchange content, including text, graphical, audio and video, across a wide range of sources in the Asia region. SyndicateAsia's mission is to serve as the bridge between the content providers and end users by providing the foremost syndication solution for delivery of

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

multi-media content on cross devices and platforms, including the World Wide Web, wireless, and streaming media. In December 2000, the StreamingAsia Group issued 50% of the enlarged share capital of SyndicateAsia to Hartcourt. On December 30, 2000, as part of the reorganization of the StreamingAsia Group, the entire beneficial ownership in the share capital of SyndicateAsia was transferred to China Top Worldwide Limited ("China Top"), a company incorporated in the British Virgin Islands. As a result of the transfer Hartcourt owned 50% of the ownership interest in China Top.

On May 16, 2001 Hartcourt took control over the management and operations of Asia Top and China Top, and signed a Term Sheet Agreement to acquire an additional 35% ownership interest in Asia Top and China Top. On August 9, 2001, Hartcourt closed the escrow and completed the acquisition of an additional 35% ownership interest in Asia Top and China Top for a total purchase consideration of HK$800,000 (US$102,564). On April 1, 2002, Asia Top and China Top ceased operations and transferred its 85% ownership in StreamingAsia Limited and Syndicated Asia Limited to Hartcourt Companies Limited. The accompanying financial statements at June 30, 2002 reflect Hartcourt's ownership of 85% of the StreamingAsia Limited and Syndicate Asia Limited and its results of operations from the date of acquisition are consolidated with Hartcourt.

Beijing Total Solution System, Ltd. ("TSS"): On September 15, 2000, Hartcourt and TSS signed a Term Sheet Agreement to form a Joint Venture Company (JVC) called TSS Streaming, Ltd to develop broadband enabling technology for internet broadcasting market and develop world leading web-casting solution and global market. Hartcourt agreed to contribute $2.4 million for 60% ownership interest in the JVC and TSS agreed to contribute all of its tangible and intangible assets of its existing operations in China for its 40% ownership interest in the JVC. On December 1, 2000, Hartcourt and TSS signed a loan agreement and Hartcourt advanced $70,000 as a loan to support TSS's 2000 marketing plan, convertible into for the ownership of 5% shares of TSS. Upon contribution of the remaining $2,330,000, Hartcourt could acquire the additional 55% shares of the JVC. Hartcourt has not converted its loan into an investment of 5% in TSS. Hartcourt has not exercised its right to subscribe for the additional 55% of the ownership interest in the JVC and such right has subsequently been lapsed. The accompanying financial statements reflect Hartcourt's loan of $70,000 to TSS as of June 30, 2002. Hartcourt does not intend to acquire any ownership interest in TSS at this time.

Beijing Kangrunjiayuan Technology Co., Limited ("Kangrun"): On March 22, 2002, AI-Asia entered into an agreement with Kangrun Technology Co., Limited (BVI) and Control Techniques, Limited (BVI), herein collectively referred to as the "subscribers". The subscribers agreed to subscribe for certain shares in AI-Asia and AI-Asia has agreed to transfer to the subscribers the said shares in consideration for the subscribers procuring Beijing Kangrunjiayuan Technology Co., Limited ("Kangrun") (www.kangrun.com) and Kangtai Shitong Technology Development Company Limited ("CTC") entering into a Revenue Sharing Agreement between them and a wholly owned subsidiary of AI-Asia. Kangrun provides system integration, networking solutions, modular networking products, computer systems and storage devices to corporate enterprises in China. Two major strategic

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

partnerships of Kangrun are IBM-China (www.ibm.com) and Ortronics (www.ortronics.com). The company is also a distributor for Hewlett Packard and Cisco Systems products. The agreement is subject to certain conditions to be fulfilled by the relevant parties. The parties have completed their due diligence and are negotiating the final terms of the agreement. The transaction is expected to be completed by September 30, 2002.

E-LEARNING GROUP:

On June 18, 2001, Hartcourt executed a Revenue Sharing Agreement in cooperation with Northern Jiaotong University and California State University-Fullerton to jointly develop education projects and introduce American career training courses and post-graduate business programs in China. The project offers prestigious American education programs in China, utilizing one of the first online education licenses awarded by China's Ministry of Education. The project offers both certificate and degree programs with courses designed for relevance in today's business world. Coursework will be offered initially in the classroom and later expanded online. Hartcourt plans to extend its program to other potential partners and institutions in the future. Hartcourt has advanced $100,000 towards the working capital for its investment in this project as of June 30, 2002. The accompanying financial statements as of June 30, 2002 reflect Hartcourt's investment of $100,000 in the education project. The total financial commitments of Hartcourt and terms of payment on this project are currently being negotiated between the parties and expect to be finalized by September 30, 2002.

OTHER VENTURES:

eMPACT Solutions, Inc. ("eMPACT") - eMPACT, development stage enterprise, an e-commerce systems management and consulting company, specializes in providing back-office infrastructure for Internet companies. The services include technology selection, system design and management, transaction performance monitoring, resource utilization tracking and security monitoring. On April 30, 2000, Harcourt executed a Subscription Agreement and Investment Representation and agreed to subscribe and purchase three hundred (300) shares of Class B Convertible Preferred Stock, par value $0.001 per share of eMPACT for $300,000. Hartcourt has determined that at this time to increase its investment in eMPACT would not be advantageous to the company or its shareholders. The accompanying financial statements at June 30, 2002 reflect Hartcourt's investment in eMPACT of $300,000. On January 7, 2002, eMPACT received $7,500,000 as the second round of funding from the venture capital partners for further expansion of the company's Internet related business.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

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

Funding:

PYR Management LLC ("PYR") - On January 26, 2000, Hartcourt completed a private placement of 227,445 Units, each unit consisting of a Class I and a Class II Warrant, to PYR for $3,000,000 pursuant to a Regulation D Subscription Agreement. On January 27, 2000, Hartcourt received $2,743,000 from PYR to be used for working capital requirements of Hartcourt. On February 4, 2000 Hartcourt filed a Form 8-K with the SEC. On February 21, 2001, Hartcourt and PYR Management entered into a Letter Agreement whereby the parties agreed on the maximum number of Units PYR can receive under the reset provisions of the Subscription Agreement. Pursuant to the terms of the agreement, the quantity of Units and the exercise price of the warrants will no longer reset. The final amount of Units that can be issued shall be 4,000,000 shares of common stock and 4,000,000 Class I Warrants. The cap amount shall be 8,000,000 shares of common stock (on a "post-split" basis) including Class I warrants. As a result of reset calculations, Hartcourt issued on March 6, 2001 an additional 930,784 shares and on May 18, 2001 an additional 1,035,308 shares of common stock for a total of 4,000,000 shares as December 31, 2001 and 4,000,000 warrants exercisable at $0.69375 per share of common stock. No warrants have been exercised to convert into common shares as of August 10, 2002.

Edda Limited ("Edda"): On December 26, 2000, Hartcourt and Edda signed a Stock Sale Agreement (Agreement) whereby Hartcourt agreed to sell 4,000,000 restricted shares of its common stock as a block to Edda at the agreed price of fifty cents ($0.50) per share. Pursuant to the terms of the Agreement, Hartcourt will deliver to Edda the requisite number of common shares restricted under the Rule 144 of SEC regulations upon receipt of the full and complete purchase price in the amount of $2,000,000. On October 31, 2001, Hartcourt issued an additional 1,363,636 common shares valued at $0.22 per share for a subscription receivable of $300,000. On March 4, 2002, Hartcourt and Edda signed a new Stock Sale Agreement whereby Hartcourt agreed to sell 5,000,000 restricted shares of its common stock as a block to Edda at the agreed price of twelve cents ($0.12) per share or $600,000. The accompanying financial statements reflect that Hartcourt received $2,426,819 from Edda as of June 30, 2002. The balance of $473,181 has been recorded as subscriptions receivable in the accompanying financial statements as of June 30, 2002.

Enlight Corporation ("Enlight"): On May 9, 2002, Hartcourt and Enlight signed a Stock Sale Agreement whereby Hartcourt agreed to sell 5,000,000 restricted shares of its common stock as a block to Edda at the agreed price of eight cents

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

($0.08) per share. Pursuant to the terms of the Agreement, Hartcourt will deliver to Enlight the requisite number of common shares restricted under the Rule 144 of SEC regulations upon receipt of the full and complete purchase price in the amount of $400,000. As of June 30, 2002, Hartcourt did not receive any payments from Enlight towards purchase of common shares and no shares were issued to Enlight as of August 10, 2002.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Balance Sheets of The Hartcourt Companies, Inc. and its subsidiaries as of June 30, 2002 and December 31, 2001, and the results of their operations for the three months and six months and their cash flows for the six months ended June 30, 2002 and 2001, respectively. The financial statements for the three months ended June 30, 2002 are consolidated to include the accounts of The Hartcourt Companies Inc., its 58.53% owned subsidiary Financial Telecom Limited, its wholly owned subsidiary Hartcourt Companies Limited (formerly known as Sinobull.com Inc.) which owns 85% of StreamingAsia Limited Group, its 51.7% owned subsidiary Elephant Talk Communications, Inc., its wholly owned subsidiary Hartcourt Capital Inc., and its 66.7% owned subsidiary HCTV.

The financial statements for the three months ended June 30, 2001 are consolidated to include the accounts of The Hartcourt Companies, Inc., its 58.53% owned subsidiary Financial Telecom Limited, its 50% owned subsidiary StreamingAsia Limited Group, its 51% owned subsidiary Elephant Talk Limited, its wholly owned subsidiary Hartcourt Companies Limited (formerly known as Sinobull.com Inc.) and its 66.7% owned subsidiary HCTV. The operations of UAC Exchange were discontinued and disposed off and therefore, are shown separately under discontinued operations in the accompanying financial statements.

The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

Certain 2001 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

The accounting policies followed by the Company are set forth in Note A to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note 3.  Supplemental Disclosure of Non-Cash Financing Activities

                                                      Six Months    Six Months
                                                         Ended        Ended
                                                        June 30,     June 30,
                                                          2002         2001
                                                     ------------- ------------
Cash paid for:
  Interest                                           $     47,413  $    78,656
  Taxes                                                         -            -
                                                     ============  ===========
Non-cash operating and financing activities:
  Shares issued to directors for compensation
  and services                                       $    439,601  $   194,640
  Shares issued for consulting services                   182,820      152,173
  Shares issued in connection with acquisitions                 -    2,325,000


Note 4.  Loss per Share

                                        Three Months  Three Months   Six Months     Six Months
                                            Ended         Ended         Ended         Ended
                                        June 30, 2002 June 30, 2001 June 30, 2002 June 30, 2001
                                        ------------- ------------- ------------- -------------
Net loss                                $  1,038,474  $    979,235  $  1,820,303  $  2,205,066
Effects of dilutive securities                     -             -
                                        ------------  ------------  ------------  ------------
Weighted average shares outstanding       80,033,267    67,214,678    77,108,098    65,163,663
                                        ============  ============  ============  ============
Basic and dilutive earnings per share   $      (0.01) $      (0.01) $      (0.02) $      (0.03)
                                        ============  ============  ============  ============

At June 30, 2002 and 2001, the Company had 4,733,530 and 4,528,640 warrants and options outstanding, each exercisable into one share of common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects based on the net loss reported for each period.

Note 5.  Accounting change - Goodwill amortization

Effective January 1, 2002, Hartcourt adopted SFAS No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized. Following is a reconciliation of previously reported net loss to pro forma net loss excluding goodwill amortization for the six months ended June 30, 2001:

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

                                              2002          2001
                                         ------------  ------------
Net loss as reported                     $ (1,820,303) $ (2,205,066)
Goodwill amortization, net of tax                   -       140,646
                                         ------------  ------------
Pro forma net loss                       $ (1,820,303) $ (2,064,420)
                                         ============  ============

Note 6.  Segment and related information:

The Company has four reportable segments. Each segment is a strategic business that the Company manages separately because each business develops and sells products to a specific market. The reportable segments are as follows:
Telecommunications, provides comprehensive telecommunications services; Financial Services, provides financial content through various sources including television, internet and wireless access systems; Streaming Media, provides internet related software development services with an expertise in audio and video streaming to businesses. The Consulting, E-learning Group and Capital
Groups operating segments do not meet the quantitative threshold for a reportable segment and are therefore included in the "Other" category. The principal market for the Company's products is China. Foreign sales, primarily in China amounted to $5,266,272 during the six months ended June 30, 2002. The Chinese operations account for $13,598,121 of consolidated total assets as of June 30, 2002. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from prospective operations. All inter company transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

Segment results for the six months ended June 30, 2002 and 2001 are as follows:

                                   Tele-       Financial   Streaming
                              Communications   Services      Media         Other       Total
                              -------------- ------------ ----------  -----------  -----------
2002
----
Net sales                     $ 4,208,553    $   705,207  $   99,865  $   329,939  $ 5,343,564

Loss from operations             (727,269)       (27,160)   (380,031)    (685,843)  (1,820,303)

Depreciation and amortization     424,313        845,650     250,421        9,979    1,530,363

Assets                          7,560,119      3,487,282      20,526    2,841,029   13,908,956

Capital expenditures              (72,576)       (25,301)          -            -      (97,877)
                              -----------    -----------  ----------  -----------  -----------
2001
----
Net sales                     $   952,437    $   763,220  $  206,809  $   208,760  $ 2,131,226

Loss from operations              (85,557)      (666,237)   (244,852)  (1,208,420)  (2,205,066)

Depreciation and amortization      31,468        242,913      33,162       71,398      378,941

Assets                          6,721,120      6,849,315   1,164,825    3,229,723   17,964,983

Capital expenditures                    -         (3,465)          -            -       (3,465)
                              -----------    -----------  ----------  -----------  -----------

Note 7.  Litigations

Comerica Bank of California ("Comerica") v. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of Pego's alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgment of approximately $635,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt. The case is ongoing and the Company has not accrued any of the guaranteed payments in its financial statements as of June 30, 2002.



Charles Hogue v. The Hartcourt Companies, Inc. Orange Court Circuit Court, Florida Case No. CIO 00-2190, filed on or about March 22, 2000:

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2002 (UNAUDITED)

Charles Hogue filed a complaint to claim a finder's fee for introducing Hartcourt to a potential acquisition target. Hartcourt sent the payment to Mr. Hogue via check in the amount of $40,500 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of Hartcourt with the amount of shares in dispute. Hartcourt's counsel in Florida failed to timely file an Answer to the complaint, and default judgment in the amount of $2,901,752 was entered in the trial court on January 31, 2001 without a trial and despite serious questions raised by Hartcourt as to the propriety of the exercise of jurisdiction over it by a Florida court. Hartcourt brought a motion to set aside the default, which was denied. Hartcourt appealed the judgment entered by the trial court on multiple grounds. On June 7, 2002, the Florida Appellate Court ruled in favor of Hartcourt and reversed the judgment in its entirety, finding that Florida does not have jurisdiction over Hartcourt. The case is no longer active.
The Company is party to various claims and legal proceedings arising out of the normal course of its business. These claims and legal proceedings relate primarily to contractual rights and obligations, and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            JUNE 30, 2002 (UNAUDITED)

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

Results of Operations

During 2002, Hartcourt continued its previously implemented plan to acquire profitable companies that were in established industries with a history of growth. Since mid-1999, Hartcourt has been focusing on assembling a collection of companies and services that will provide citizens of China with next generation communication services, including China-focused Internet access and financial portals, online share trading services, data broadcasting, and financial services. The Company signed underwriting agreements for the initial public offerings of shares of its two most developed investments, both of which were planned in the year 2001. On January 4, 2002, pursuant to an Agreement of Merger and Plan of Reorganization, Hartcourt's subsidiary Elephant Talk Limited

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            JUNE 30, 2002 (UNAUDITED)

merged with Staruni Corporation, a California corporation, organized under the laws of California and listed on the over the counter on bulletin board of NASDAQ exchange. Prior to the conclusion of the merger, Hartcourt acquired additional equity in Elephant Talk Limited and retained a 51.7% ownership in ETCI upon conclusion of the merger. Hartcourt's division Sinobull Group anticipates completion of its merger with Global Telephone Communications, Inc. ("GTCI") by September 2002 pending resolution of disputes between GTCI and its creditors. Hartcourt plans to eventually build all of its current operations into stand-alone entities that will also be taken public on US and/or Asian Financial markets.

To stay focused and achieve its mission to become a leading Internet company in Asia and China, Hartcourt continued to build a network of Internet companies in partnership with young Chinese entrepreneurs as well as government owned entities. On May 16, 2001, Hartcourt acquired 51% ownership interest in Elephant Talk Limited. On July 16, 2001 Hartcourt entered into a rescission agreement with UAC Trading and sold its 51% ownership interest in UAC Exchange for its original investment of $2,858,286. On August 9, 2001, Hartcourt acquired an additional 35% ownership interest in StreamingAsia Ltd. and its subsidiaries increasing its ownership interest to 85%. On January 2, 2002, Hartcourt acquired an additional 20% ownership in Elephant Talk Limited for an investment of $140,595.

The operations of Hartcourt for the three months and six months ended June 30, 2002 consisted of the operations of FTL (58.53% ownership interest), Hartcourt Capital Limited (formerly known as Sinobull.com Inc.) (100% ownership interest) which holds 85% ownership interest in StreamingAsia Limited and Syndicate Asia Limited, Ai-Asia Limited (100% ownership interest), Elephant Talk Communications, Inc. (51.7% ownership interest), HCTV (66.7% ownership interest), Hartcourt Capital Inc. (100% ownership interest), and Hartcourt's investment and advances to other entities in US, China and Hong Kong. Operations for the three months and six months ended June 30, 2001 consisted of operations of FTL (58.53% ownership interest), StreamingAsia Limited and Syndicate Asia Limited (50% equity investment interest), Elephant Talk Limited (51% ownership interest), Hartcourt Companies Limited (100% ownership interest), HCTV (66.7% ownership interest), and Hartcourt's investment and advances to Hartcourt Companies Limited for acquisitions in China and Hong Kong. The operations of UAC Exchange were discontinued and disposed off and therefore, are shown separately under discontinued operations in the accompanying financial statements.

Net sales and cost of sales: The Company recorded net sales of $1,795,965 and $5,343,564 for the three months and six months ended June 30, 2002, compared to $1,877,865 and $2,131,266 for the same periods in 2001. Net sales during the three months ended June 30, 2002 primarily consisted of revenues derived from providing telecommunication services relating to voice, data transmission like IDD, pre-paid calling cards and ISP services to a wide range of customers including major telecommunication companies in US and Hong Kong. Net sales also include sale of wireless pagers, rental of equipment, and the related Internet and telephone services provided by FTL; real-time financial data services provided by Sinobull Financial Information using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities to its

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            JUNE 30, 2002 (UNAUDITED)

customers in China; and StreamingAsia providing web hosting and software development services in audio and video delivery or streaming solutions. Net sales for the three months ended June 30, 2001 consisted of the revenues derived from Elephant Talk providing voice, data transmission, pre-paid calling cards and ISP services to customers in Hong Kong and China, FTL providing sale of wireless pagers, rental of equipment and related Internet and telephone services.

Cost of sales for the three months and six months ended June 30, 2002 amounted to $1,433,692 and $4,456,656 compared to $1,294,404 and $1,299,244 for the same periods in 2001. Cost of sales for the three months ended June 30, 2002 primarily included the costs in providing resale arrangements with long distance providers, cost of leasing transmission facilities, international gateway switches voice, data transmission and ISP services offered by Elephant Talk; cost of wireless pagers, cost of transmission and Internet services provided to FTL and FWL customers; costs incurred in providing financial data services in stock quotes, futures and commodities by Hartcourt Capital Limited; and costs incurred in providing audio and video delivery and streaming solutions by StreamingAsia. Cost of sales for the three months ended June 30, 2001 consisted of cost of sales in providing resale arrangements with long distance carriers of Elephant Talk Limited, cost of leasing transmission facilities, international gateway switches voice, data transmission and ISP services offered by Elephant Talk, cost of a very small number of wireless pagers in circulation, cost of transmission and Internet services provided to FTL and FWL customers. Operational margins continued to show sustained improvements during the first and second quarters of 2002 when compared to the third and fourth quarters of 2001.

Selling, general and administrative expenses (SG&A): SG&A were $807,772 and $1,886,928 for the three months and six months ended June 30, 2002 compared to $1,885,000 and $2,762,480 for the same periods in 2001. The decrease in SG&A is primarily attributed to reduction in consulting, legal and administrative costs incurred during the three and six months ended June 30, 2002 as compared to the same periods in 2001. Hartcourt completed the acquisition of Elephant Talk Limited in May 2001 which required significant legal and administrative expense to complete the acquisition. Hartcourt has taken drastic cost cutting measures and deliberately slowed down the development process of all projects on hand. The Company recorded an impairment of $465,377 during three months ended June 30, 2002 to write down its investments in FTL and StreamingAsia Group. Such expense was not included in the SG&A during the three months ended June 30, 2001. Hartcourt continued to eliminate less productive units and reduced consulting and legal costs associated due to restructuring of the Company's business in Hong Kong and China.

Other income and expenses: Total other income net of other expenses was $60,513 during the three months ended June 30, 2002 compared to $351,160 for the same period in 2001. Total other expenses net of income was $26,646 during the six months ended June 30, 2002 compared to total other income net of other expenses of $133,835 for the same period in 2001. The decrease in other income net of other expenses during the three months ended June 30, 2002 resulted primarily due to the gain of $355,777 recorded by FTL in the second quarter of 2001 due to

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            JUNE 30, 2002 (UNAUDITED)

forgiveness of debt as a result of refinancing their computer and transmission equipment. During the six months ended June 30, 2002, Hartcourt recorded a loss of $164,973 due to abandonment of property and equipment due to relocation of ElephantTalk's and StreamingAsia Group's office facilities and gain of $7,554 due to equity in earnings of its ETNS Singapore, Pte., Ltd affiliate. During the six months ended June 30, 2001, Hartcourt recorded an equity loss of $183,536 in loss of its affiliates. Interest income earned was $65,681 and $119,299 for the three and six months ended June 30, 2002 compared to $22,100 and $25,261 for the same period in 2001. Interest income increased due to Hartcourt receiving interest payments from Edda Limited on a promissory note of $2,856,286 for acquiring UAC Exchange on August 9, 2001.

Discontinued operations: Hartcourt rescinded its joint venture agreement with Beijing UAC Trading during July 2001. Loss from the discontinuance of UAC Exchange joint venture operations during the three and six months ended June 30, 2001 were $57,255 and $312,416. The Company did not have any discontinued operations during the three and six months ended June 30, 2002.

Liquidity and Capital Resources:

Hartcourt's principal capital requirements during the year 2002 are to fund the acquisitions of growth oriented Internet related operating companies in China and Asia. During the six months ended June 30, 2002, Hartcourt raised necessary funds to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

As shown in the accompanying financial statements, Hartcourt incurred a net loss of $1,820,303 for the six months ended June 30, 2002 as compared to a net loss of $2,205,066 for the same period in 2001. Additionally, Hartcourt's current liabilities exceeded its current assets by $3,623,013 at June 30, 2002. These factors and Hartcourt's inability to meet current debt obligations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about Hartcourt's ability to continue as a going concern.

Hartcourt has taken certain restructuring steps, which in the management's opinion will provide the necessary capital to continue its operations. These steps included: 1) the settlement of certain matters of litigation and disputes; and 2) signed stock sale agreements with accredited investors to raise in excess of $1,000,000 over the next six months. The Company plans to actively seek funding sources once Hartcourt is able to discontinue and dispose-off all non-profitable assets by selling or spinning-off or restructuring to minimize loss or liability.

Operating activities. During the six months ended June 30, 2002, net cash used by operating activities amounted to $706,993 compared to $1,144,522 during the same period in 2001. The net decrease in operating activities resulted primarily due to the decrease in loss of $384,762, and due to decrease in accounts receivable and prepaid expenses, increase in cash overdraft, accrued expenses and other current liabilities, offset by decrease in accounts payable and deferred revenues.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            JUNE 30, 2002 (UNAUDITED)



Investing activities. Net cash provided by investing activities during the six months ended June 30, 2002, was $178,401 compared to $686,737 for the same period in 2001. Cash provided during the six months ended June 30, 2002, was primarily due to payments received on note receivables amounting to $287,115 from third parties on sale of Hartcourt's ownership interest in UAC Exchange as compared to cash acquired in acquisition of $690,202 in the corresponding period of last year. Cash used during the six months ended June 30, 2002 for purchase of property and equipment and investments amounted to $97,877 and $10,837, respectively.

Financing activities. Net cash provided by financing activities during the six months ended June 30, 2002 was $352,663 compared to $781,865 during the same period in 2001. Net cash was provided due to proceeds from sale of common stock and treasury stock amounting to $326,487, proceeds from related parties and shareholders loan of $301,483. Cash was decreased by payments on notes payable and capital leases of $241,883 and $33,424, respectively.

As a result of the above activities, the company experienced a net decrease in cash of $175,739 for the six months ended June 30, 2002 as compared to increase in cash of $324,080 for the six months ended June 30, 2001. The ability of Hartcourt to continue as a going concern is still dependent on its success in obtaining additional financing and fulfilling its plan of restructuring as outlined above.

             THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            JUNE 30, 2002 (UNAUDITED)

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

Charles Hogue v. The Hartcourt Companies, Inc. Orange Court Circuit Court, Florida Case No. CIO 00-2190, filed on or about March 22, 2000:

Charles Hogue filed a complaint to claim a finder's fee for introducing Hartcourt to a potential acquisition target. Hartcourt sent the payment to Mr. Hogue via check in the amount of $40,500 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of Hartcourt with the amount of shares in dispute. Hartcourt's counsel in Florida failed to timely file an Answer to the complaint, and default judgment in the amount of $2,901,752 was entered in the trial court on January 31, 2001 without a trial and despite serious questions raised by Hartcourt as to the propriety of the exercise of jurisdiction over it by a Florida court. Hartcourt brought a motion to set aside the default, which was denied. Hartcourt appealed the judgment entered by the trial court on multiple grounds. On June 7, 2002, the Florida Appellate Court ruled in favor of Hartcourt and reversed the judgment in its entirety, finding that Florida does not have jurisdiction over Hartcourt. The case is no longer active.
The Company is party to various claims and legal proceedings arising out of the normal course of its business. These claims and legal proceedings relate primarily to contractual rights and obligations, and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

Item 2.  CHANGES IN SECURITIES

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                            JUNE 30, 2002 (UNAUDITED)

Item 5.  OTHER INFORMATION

Changes in Hartcourt's Certifying Accountant

On August 15, 2002, Hartcourt engaged Loral International ("Loral") Certified Public Accountants, as Hartcourt's independent auditors to report on the Company's consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint Loral was approved by the Registrant's Board of Directors.

Hartcourt dismissed Weinberg & Company, P.A. ("Weinberg") as its auditors effective August 15, 2002. Weinberg served as Hartcourt's independent auditors for the fiscal years ended December 31, 2001 and 2000. Weinberg's report on Hartcourt's consolidated financial statements for the fiscal year ended December 31, 2001 and 2000 (the "Reports") did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, however, they were modified to include an explanatory paragraph wherein they expressed substantial doubt about Hartcourt's ability to continue as a going concern.

During the fiscal years ended December 31, 2001 and 2000, and during the period from January 1, 2002 until Weinberg's dismissal, there were no disagreements with Weinberg within the meaning of item 304 of regulation S-K or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements if not resolved to Weinberg's satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreements in connection with its reports.

During the fiscal years ended December 31, 2001 and 2000, and during the period from January 1, 2002 until Weinberg's dismissal, there were no "reportable events" (as such term is defined in item 304(a)(1)(iv)(B) of regulation S-K.

During the two most recent fiscal years and any subsequent interim periods prior to the engagement of Loral, neither Hartcourt nor anyone on Hartcourt's behalf consulted with Loral regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on Hartcourt's financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

Hartcourt has requested Weinberg to review the disclosure contained herein and has provided Weinberg the opportunity to furnish Hartcourt with a letter addressed to the Commission containing any new information, clarification of Hartcourt's expression of Weinberg's views, or the respects in which Weinberg does not agree with the statements contained herein.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                            JUNE 30, 2002 (UNAUDITED)



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits
        None.

    b) Reports on Form 8-K
        None

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                            JUNE 30, 2002 (UNAUDITED)


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.


                                        The Hartcourt Companies, Inc.

Date:  August 19, 2002                  By: /s/ Alan V. Phan
                                        -------------------------------
                                        Dr. Alan V. Phan
                                        Chairman


Date:  August 19, 2002                  By: /s/ David Chen
                                        --------------------------------
                                        David Chen
                                        Chief Operating Officer and
                                        Principal Accounting Officer