Form 10QSB
period 2002-09-30
HARTCOURT COMPANIES INC
filed 2002-11-15
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

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

               2500E. Colorado Blvd. Suite 301, Pasadena, CA 91107
                    (Address of principal executive offices)

                                 (626) 844-2442
                           (Issuer's telephone number)

           19222 Pioneer Blvd., Suite 100, Cerritos, California 90703
                                (Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 92 days:

                                            Yes [X ]                No [  ].

As of September 30, 2002, The Hartcourt Companies, Inc. had 82,197,088 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                                            Yes [  ]                No [ X ]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                  Sep 30, 2002
                                                                            Page

PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2002 (Unaudited)
         and December 31, 2001                                              F-3

         Consolidated Statements of Operations for the Three Months and
         Nine Months ended September 30, 2002 and 2001 (Unaudited)          F-5

         Consolidated Statements of Shareholders' Equity for the Nine
         Months ended September 30, 2002 (Unaudited)                        F-6

         Consolidated Statements of Cash Flows for the Nine Months ended
         September 30, 2002 and 2001 (Unaudited)                            F-7

         Notes to the Consolidated Financial Statements                     F-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          F-27


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  F-32

Item 2.  Changes in Securities                                              F-33

Item 3.  Defaults upon Senior Securities                                    F-33

Item 4.  Submission of Matters to Vote of Security Holders                  F-33

Item 5.  Other Information                                                  F-33

Item 6.  Exhibits and Reports on Form 8-K                                   F-33

Signatures                                                                  F-34

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Part I
Item 1

                                                   September 30,    December 31,
                                                        2002            2001
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                       $     40,673    $    281,563
   Accounts receivable, net                           2,174,563       1,443,673
   Inventory                                            104,114          15,882
   Notes receivable, current portion                    772,196         896,874
   Prepaid expenses and other                           644,790         734,598
   Due from related parties                             887,314       1,494,730
                                                   ------------    ------------

Total current assets                                  4,623,650       4,867,320
                                                   ------------    ------------

Property and equipment, net                           1,444,122       2,445,432

Investments, net                                        410,835         400,000

Other assets
   Goodwill, net                                      3,336,970       5,257,649
   Intangibles, net                                   1,015,529       1,191,959
   Investment in ETNS Singapore Pte., Ltd.              201,606         209,490
   Notes receivable, net of current portion           2,458,286       2,608,286
                                                   ------------    ------------

Total other assets                                    7,012,391       9,267,384
                                                   ------------    ------------


Total assets                                       $ 13,490,998    $ 16,980,136
                                                   ------------    ------------









          See accompanying notes to consolidated financial statements.

                                                   September 30,    December 31,
                                                        2002            2001
                                                   ------------    ------------
                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Overdraft facility                              $    423,101    $     82,030
   Accounts payable                                   3,699,110       4,607,238
   Deferred revenue                                     198,055         616,254
   Notes payable, current portion                       902,166       1,339,517
   Capital lease liability                               26,282          84,642
   Due to factor                                        198,205         198,205
   Due to related parties                               867,868       1,350,997
   Accrued expenses and other current liabilities       518,194         478,216
                                                   ------------    ------------

Total current liabilities                             6,832,981       8,757,099

Long term Liabilities:
   Notes payable, net of current portion                   --           433,299
   Capital lease liability                               36,100          28,596
                                                   ------------    ------------

Total liabilities                                     6,869,081       9,218,994
                                                   ------------    ------------

Contingencies

Minority interests                                    2,075,656       2,280,199

Shareholders' Equity
   Preferred stock:
   Original preferred stock, $0.01 par value,
     1,000 authorized, issued and outstanding                10              10
   Common stock, $0.001 par value, 100,000,000
     shares authorized; 82,148,360 shares
     and 73,885,656 shares issued and
     outstanding at September 30, 2002 and
     December 31, 2001                                   82,149          73,886
   Stock subscriptions receivable                      (473,181)       (139,865)
   Treasury stock, at cost, 1,854,530 and
     2,418,367 shares at September 30, 2002
     and December 31, 2001                           (1,398,928)     (1,662,233)
   Additional paid-in capital                        56,808,302      55,774,225
   Other comprehensive loss                             (71,094)        (61,687)
   Accumulated deficit                              (50,400,997)    (48,503,393)
                                                   ------------    ------------

Total shareholders' equity                            4,546,261       5,480,943
                                                   ------------    ------------

Total liabilities and shareholders' equity         $ 13,490,998    $ 16,980,136
                                                   ------------    ------------

          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             For the Three Months Ended      For the Nine Months Ended
                                                    September 30                    September 30
                                            ----------------------------    ----------------------------
                                                 2002            2001            2002            2001
                                            ------------    ------------    ------------    ------------
Net sales                                   $  1,044,252    $  3,809,526    $  6,387,816    $  5,940,752
                                                                                            ------------
Cost of sales                                    954,311       3,200,375       5,410,967       4,499,619
                                            ------------    ------------    ------------    ------------

Gross profit                                      89,941         609,151         976,849       1,441,133
                                            ------------    ------------    ------------    ------------

Operating expenses:
   Selling, general and administrative ..        622,333       1,654,047       2,509,261       4,389,752
   Depreciation and amortization                 469,230         535,986       1,999,593         995,973
                                            ------------    ------------    ------------    ------------
                                                                                            ------------

Total operating expenses                       1,091,563       2,190,033       4,508,854       5,385,725
                                            ------------    ------------    ------------    ------------

Loss from continuing operations               (1,001,622)     (1,580,882)     (3,532,005)     (3,944,592)

Other income (expense):
   Equity in earnings (loss) of affiliate           --             7,554        (183,536)
   Loss on abandonment of
      property and equipment                        --              --          (164,973)           --
   Interest expense                               (8,567)        (44,094)        (55,980)       (122,750)
   Interest income                                  --            19,164         119,299          47,243
   Other                                            --            12,072          58,887          37,796
                                            ------------    ------------    ------------    ------------
Total other income (expense)                      (8,567)        (12,858)        (35,213)       (221,247)
                                            ------------    ------------    ------------    ------------

Loss from continuing operations before
   minority interest                          (1,010,189)     (1,593,740)     (3,567,218)     (4,165,839)
                                                                                            ------------
Less:  loss in subsidiary attributed to
   minority interest                             273,235         264,556       1,009,961         653,764
                                            ------------    ------------    ------------    ------------
Loss before discontinued operations             (736,954)     (1,329,184)     (2,557,257)     (3,512,075)
                                                                                            ------------
Discontinued operations:                            --
   Loss from discontinued operations                --              --              --          (377,952)
   Gain on disposal of subsidiaries/
      discontinued operations                    659,653       1,113,160         659,653       1,113,160
                                            ------------    ------------    ------------    ------------
Loss before extraordinary item              $    (77,301)   $   (216,024)   $ (1,897,604)   $ (2,776,867)
                                            ------------    ------------    ------------    ------------

Extraordinary item:
   Gain on debt extinguishment                      --              --           355,777
                                            ------------    ------------    ------------    ------------

Net loss                                         (77,301)       (216,024)     (1,897,604)     (2,421,090)
                                            ------------    ------------    ------------    ------------

Other comprehensive gain (loss):
   Foreign currency translation (loss) ..           --              --            (9,407)           --
                                            ------------    ------------    ------------    ------------
Comprehensive loss                          $    (77,301)   $   (216,024)   $ (1,907,011)   $ (2,421,090)
                                            ------------    ------------    ------------    ------------

Basic and fully diluted loss per
   common share:
   Loss from continuing operations          $      (0.01)   $      (0.02)   $      (0.02)   $      (0.05)
   Gain from discontinued operations                0.01            0.02            --              0.01
                                            ------------    ------------    ------------    ------------

   Loss per share                           $      (0.00)   $      (0.00)   $      (0.02)   $      (0.04)
                                            ------------    ------------    ------------    ------------

Weighted average number of shares
   outstanding
   - Basic and fully diluted                  82,148,360      70,014,935      78,806,648      66,818,048
                                            ------------    ------------    ------------    ------------

          See accompanying notes to consolidated financial statements.
                                      F-5

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                 Common
                                                                                Additional       Stock

                                   Common Stock          Preferred Stock          Paid-In     Subscriptions     Treasury Stock
                               ---------------------- -----------------------                                ----------------------
        Description             Shares      Amount      Shares       Amount        Capital      Receivable     Shares      Amount
-----------------------------  ----------  ---------- ----------  -----------   ------------  -------------  ----------  ----------

Balance - December 31, 2001   73,885,656 $    73,886      1,000 $         10  $  55,774,225 $    (139,865)   2,418,367 $ (1,662,233)

Shares issued for
  consulting services            900,000         900           -            -        181,920              -           -           -
Stock subscriptions received           -           -           -            -              -        139,865           -           -
Shares issued to directors
  in lieu of compensation
  and for services             2,362,704       2,363           -            -        437,238              -           -           -
Sale of treasury stock                 -           -           -            -      (180,081)              -   (563,837)     263,305
Shares issued for
  subscriptions receivable     5,000,000       5,000           -            -        595,000      (473,181)           -           -
Other comprehensive gain               -           -           -            -              -
Net loss                               -           -           -            -              -              -           -           -
                               ----------  ---------- ----------  -----------   ------------  -------------  ----------  ----------

Balance - September 30, 2002   82,148,360 $   82,149      1,000 $         10  $  56,808,302 $    (473,181)   1,854,530 $ (1,398,928)
                               ----------  ---------- ----------  -----------   ------------  -------------  ----------  ----------




                                                                  Total
                                     Other
                                 Comprehensive   Accumulated   Shareholders
        Description                  Loss         Deficit        Equity
-----------------------------    --------------  -----------   ------------

Balance - December 31, 2001     $      (61,687) $(48,503,393)    5,480,943

Shares issued for
  consulting services                        -            -        182,820
Stock subscriptions received                 -            -        139,865
Shares issued to directors
  in lieu of compensation
  and for services                           -            -        439,601
Sale of treasury stock                       -            -         83,224
Shares issued for
  subscriptions receivable                   -            -        126,819
Other comprehensive gain                (9,407)           -         (9,407)
Net loss                                         (1,897,604)    (1,897,604)
                                 --------------  -----------   ------------

Balance - September 30, 2002    $      (71,094 )$(50,400,997)    4,546,261
                                 --------------  -----------   ------------



          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                 Nine Months Ended September 30,
                                                     --------------------------
                                                         2002           2001
Cash flows from operating activities:                -----------    -----------
   Net loss                                          $(1,897,604)    (2,421,090)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Loss on abandonment of property and equipment       164,973           --
     Depreciation and amortization                     1,999,593        995,973
     Gain on debt extinguishment                            --          419,131
     Gain on sale of affiliate                          (659,653)    (1,113,160)
     Minority interest in loss of subsidiaries        (1,009,961)      (653,764)
     Equity in (income) loss of affiliate                 (7,554)       183,536
     Stock return on lawsuit settlement                     --          152,173
     Shares issued in lieu of compensation and
        services                                         622,420        297,440
     Changes in operating assets and liabilities:
       (Increase) decrease in:
       Accounts receivable                              (415,430)      (547,741)
       Inventory                                         (89,089)        34,564
       Prepaid expenses and other                         63,738        605,915
       Cash overdraft                                    341,071        336,286
       Accounts payable                                 (688,253)    (1,013,494)
       Accrued expenses and other current
          liabilities                                    573,052      2,654,558
       Deferred revenue                                 (402,635)      (146,495)
                                                     -----------    -----------
Net cash used in operating activities                 (1,405,332)      (216,168)
                                                     -----------    -----------
Cash flows from investing activities:
   Proceeds on notes receivable                          324,678        (32,549)
   Advance towards investments                           (10,835)      (500,000)
   Cash acquired in acquisitions                            --          690,202
   Purchase of property and equipment                    (97,877)        (3,465)
                                                     -----------    -----------
Net cash provided by investing activities                215,966        154,188
                                                     -----------    -----------
Cash flows from financing activities:
   Proceeds on sale of common stock                         --          308,897
   Proceeds on stock subscriptions                       349,909        584,916
   Proceeds on loans and lines of credit                    --          (25,409)
   Payments to related parties                           866,870       (560,111)
   Payments on notes payable                            (208,040)      (216,881)
   Payments on capital leases                            (50,856)          --
                                                     -----------    -----------
Net cash provided by financing activities                957,883         91,412
                                                     -----------    -----------
Foreign currency translation                              (9,407)          --

Net increase (decrease) in cash                         (240,890)        29,432

Cash and cash equivalents, beginning of period           281,563        402,993
                                                     -----------    -----------
Cash and cash equivalents, end of period             $    40,673    $   432,425
                                                     -----------    -----------
          See accompanying notes to consolidated financial statements.
                                       F-7

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)



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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


Beijing Net Technologies Center Company, Ltd.) and Tongbo Software Ltd. The Sinobull Financial Group is a leading financial content provider, develops technologically advanced financial services platforms, and operates a financial Internet portal. Sinobull provides mainland brokerages and financial institutions the hardware, software and Internet platforms to enable their customers' access to a comprehensive suite of quality financial news, real-time market data, financial analysis and professional market commentary. Sinobull.com, its financial services and information portal, is one of China's most popular financial portals. The company's E-Finance platform is an integration of the most advanced Internet, telecommunication and wireless access systems available on the market today. The service platform and collateral content is offered via subscription to leading securities brokerages, investment firms, banks, and media companies throughout Greater China.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


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

OPERATIONS BY BUSINESS DIVISIONS

SINOBULL FINANCIAL GROUP:

The Sinobull Financial Group ("Group") was formed in November 1999 with the intention to consolidate various related businesses acquired or expected to be acquired by Hartcourt or Sinobull.com Inc. ("Sinobull"), the holding company of the Group incorporated in British Virgin Islands. On May 16, 2002, Sinobull.com Inc. changed its name to Hartcourt Companies Limited. In the test hereafter, Hartcourt Capital Limited is referred to as "Sinobull". On April 2, 2001, Sinobull's one share issued and outstanding held by Mr. Tang Wing On, was formally transferred to Hartcourt, and Sinobull became a wholly owned subsidiary of Hartcourt. On October 2, 2001, Hartcourt announced its intent to publicly divest the Sinobull Group in a merger with Global Telephone Communications Inc. (OTC Bulletin Board: GTCI). The reverse merger will allow Sinobull to actively trade on the equity markets and unlock its value for Hartcourt investors. GTCI shareholders have approved the merger. Hartcourt is ready to complete its merger as soon as GTCI resolves certain disputes with its creditors.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


On August 17, 1999, Hartcourt entered into a stock purchase agreement with FTL, a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$25,563,842 or US$3,277,412, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999. Hartcourt made total cash payments of $1,638,706 and issued 1,754,552 shares of its common stock to FTL. During the quarter ended September 30, 2002, FTL sold remaining 344,031 shares of Hartcourt common stock for approximately $22,215 to satisfy certain obligations.

On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture named Fintel Wireless Internet Limited (FWL) for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. FTL agreed to invest cash by phases, to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange for a total of 51% ownership interest in the joint venture, and Nice Voice agreed to contribute certain assets in FWL. After the completion of due diligence, the parties signed the formal joint venture agreement on April 28, 2000 and FWL became a subsidiary of FTL. Although NiceVoice has contributed certain assets in the FWL, due to the method of funding these assets NiceVoice does not presently have legal ownership title to such assets until the final dollar payment has been made on these assets. The accompanying financial statements as of September 30, 2002 reflect FTL's investment of 51% ownership interest in FWL. FWL ceased operations on March 1, 2002 after all its customers were sold to a third party. As of September 30, 2002, FTL had advanced approximately HK$4,216,162 (US$540,534) towards its investment in FWL. During the quarter ended 30 September 2002, FTL disposed off its wholly owned subsidiary Topomedia to Bowland, the other shareholder of FTL.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


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

On October 1, 2001, Tongbo signed a Letter of Understanding with Sinobull Information whereby Tongbo assigned to Sinobull Information all of its revenues and revenue sources including past due, accrued and to be earned in the future in exchange for Sinobull Information assuming all ordinary and reasonable operational expenses of Tongbo commencing October 1, 2001. The accompanying financial statements of Sinobull Information at September 30, 2002 reflect combined revenues and expenses of Tongbo.

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

On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman Computer Services Corporation Limited (Hopeman") to form a joint venture in Shanghai and jointly develop and market a 24-hour financial television program and/or provide financial data services to existing/new financial television programs for China market. The new joint venture was named "Haike Caijin TV" means Hartcourt Financial Television (HCTV) in English. HCTV was to be registered in Shanghai with a funding of $1.0 million. The agreement defined the first phase joint venture investment terms for the period from September 2000 to December 2000. In February 2001, HCTV Joint Venture Company was formed and a

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


temporary license was obtained to conduct the business of the joint venture pending issuance of a new license upon China's entry into the WTO and contribution of $200,000 as the subscribed capital of the HCTV Joint Venture Company. As of June 30, 2002, Hopeman has invested $50,000 for its 33.3% investment and Hartcourt has invested $100,000 towards its 66.7% equity ownership in the HCTV joint venture. The temporary license issued by the Chinese authorities expired on February 14, 2002 pending injection of an additional
$50,000 towards the capital subscription. Due to the complex regulation regarding foreign investment in the TV industry sector and due to the fact that Hartcourt will not have the financial resources to support the initial investment capital required, on August 28, 2002, Hartcourt has agreed to sell its entire interest in this joint venture back to Hopeman. Hartcourt will receive back all of its investment from Hopeman.

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

On July 16, 2001, Hartcourt and UAC Trading, by mutual consent, agreed to rescind the contractual joint venture agreement named UAC Exchange. As part of the rescission, Hartcourt agreed to accept a promissory note for the amount of its net investment in UAC Exchange as of the date of rescission amounting to $2,858,286, bearing interest at six per cent (6%) per anum, payable over a thirty-nine months period. The parties mutually agreed to forego all other rights and benefits provided under the contractual joint venture as consideration for the rescission of the contract. On September 10, 2001, Edda Limited, a non-affiliated company incorporated in Hong Kong, purchased all existing tangible and intangible assets of UAC Exchange for the amount of Hartcourt's net investment in UAC Exchange, and signed a promissory note in the amount of $2,858,286 bearing interest at six per cent (6%) per anum, payable in quarterly installments of $50,000 commencing November 1, 2001 with a balloon payment of $2,715,772 due on December 1, 2006. The promissory note is secured by a security agreement granting to Hartcourt all tangible and intangible property of Edda Limited. As of September 30, 2002, Edda paid three quarterly note payments of $50,000 each, and paid an additional $139,579 towards interest due on the promissory note due to Hartcourt.

Shanghai Wind Information Company, Limited ("WindInfo"): WindInfo is China's #1 financial research content provider, developing original content through its

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


nationwide network. WindInfo's flagship product is widely used by China's investment banking and securities brokerage firms. The Shanghai Municipal Government awarded WindInfo "The High-Tech Model Company" in 1999. WindInfo has over 1,000 registered corporate clients, including all major investment banks, securities brokerage firms, and media companies.

On September 18, 2000, Hartcourt and WindInfo signed a Term Sheet Agreement and agreed to form a Joint-Venture Company (JVC) to expand the financial data service business in China. WindInfo agreed to transfer its entire fixed assets excluding cash and marketable securities held at July 31, 2000 and the insurance advisory business and related assets, and is entitled an ownership interest of sixty six point sixty seven percent (66.67%) in the JVC. Hartcourt agreed to invest $3.0 million that represented thirty three point thirty three percent (33.33%) ownership in the JVC. On September 18, 2000, Hartcourt through its subsidiary Sinobull loaned $500,000 to WindInfo. Pursuant to the addendum to the Term Sheet Agreement, on January 10, 2001, Hartcourt and WindInfo signed a direct investment agreement whereby Hartcourt agreed to convert the loan of $500,000 to a 5% equity ownership in the JVC to be formed. Upon further negotiations between the two parties, Hartcourt and WindInfo mutually agreed to terminate the Term Sheet Agreement of formation of JVC and WindInfo agreed to return Hartcourt's contribution of $500,000 towards its investment in the JVC. As of September 30, 2002, WindInfo returned RMB630,000 ($76,829) to Sinobull Information on behalf of Hartcourt. The accompanying financial statements as of September 30, 2002 reflect Hartcourt's loan of $423,171 to WindInfo. Both parties are negotiating to an acceptable payment plan for Hartcourt to receive the remainder of its loan during the year 2002 and 2003.

Equis International Inc.(R), a wholly owned subsidiary of Reuters Limited(R) signed on June 1, 2001, an International Distribution Agreement with Hartcourt including Sinobull Group in Shanghai, Beijing and Hong Kong, a non-exclusive distributor of licensed products within the People's Republic of China (PRC) except in Hong Kong and Taiwan, and grants to Hartcourt a non-exclusive right and license to market, promote and distribute the licensed products in the PRC to sub-distributors, resellers and end users to localize Equis' award-winning family of MetaStock(R) products and market them to over 10 million investors in the Greater China area. The initial term of the agreement is for three years. Under the terms of the agreement Equis International also granted Sinobull Group conditional territory exclusivity for a period of twelve months for the Chinese versions of MetaStock products within the Greater China market. Hartcourt's remuneration for the sale of licensed products will be the difference between the selling price to its customers and Hartcourt's discounted purchase price as agreed between Hartcourt and Equis. As of September 30, 2002, Hartcourt and its affiliates sold 22 copies of the English Equis's licensed products for HK$95,000 (US$12,179) and recorded data feed income of HK$45,600 (US$5,846) for MetaStock products, since the inception of this agreement. The beta testing for the Chinese language program has been completed and Hartcourt will start its marketing and sales in December 2002.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


YesMobile Inc. incorporated in Hong Kong, is currently a leading Chinese Wireless Application Protocol (WAP) portal with open-standard and multi-platform compatibility in Asia. Sinobull.com HK Ltd. has signed a revenue sharing agreement with YesMobile whereby, Sinobull agreed to provide financial contents to YesMobile in China. The data will include real time stock quotes, commodities and currencies contracts, economic news, commentaries and research reports. Pursuant to the terms of the agreement, Sinobull will share 70% and YesMobile will share 30% of the revenue received from the users of the Wireless
Application Protocol (WAP) portal and the Short Message Service (SMS) of YesMobile. Users will access these contents via their mobile phones, as well as PDAs and other wireless devices. YesMobile is currently providing these services to over 105 million users of China Mobile. As of November 10, 2002, Sinobull has not received any revenues under the revenue sharing agreement.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


Pursuant to an Agreement of Merger and Plan of Reorganization, effective August 27, 2001, and through the subsequent transaction that closed on January 4, 2002, Staruni Corporation, a California corporation merged with Elephant Talk Limited. Staruni was the surviving corporation and continued its corporate existence under the laws of California. On January 9, 2002, Staruni filed a Certificate of Amendment of Articles of Incorporation to amend its corporate name to Elephant Talk Communications, Inc. (ETCI). This name change was done in conjunction with the merger, and to emphasize that the new focus of the ETCI will be the business of Elephant Talk Limited. Pursuant to the terms of the merger, each holder of ordinary shares of ElephantTalk common stock, par value of HK$1 (One Hong Kong Dollar) immediately prior to the effective time of the merger date, by virtue of the merger and without any action on the part of such holder, received as of the merger date, such number of shares of common stock of ETCI, no par value, as the number of shares of ElephantTalk common stock owned by such holder as of the merger date. Collectively, following the merger, the former holders of ElephantTalk common stock held an aggregate of 90% of the issued and outstanding shares of ETCI's common stock. The merger caused no change in any of the shares of the ETCI's common stock outstanding on the merger date, and no other securities were converted as a result of the merger. Prior to the completion of the merger with Staruni, on January 2, 2002, Hartcourt purchased 7,500,000 shares of Elephant Talk Limited from a shareholder for a note payable of $140,595 bearing an annual interest rate of 8%. At the conclusion of the merger on January 4, 2002, Hartcourt retained a 51.7% ownership in ETCI. As of September 30, 2002, ETCI has issued new shares and the outstanding shares were 36,438,310. However, Hartcourt has received the proxy of 1,500,000 shares from Enova Holdings Inc., therefore, Hartcourt still retained the controlling interest of ETCI as of September 30, 2002. Accompanying consolidated financial statements include the operating results of ETCI for the presented.

However, on October 21, 2002, Hartcourt has decided to distribute 5 million shares of ETCI that it still retained as dividends to all of its shareholders. Furthermore, on October 23, 2002, Hartcourt and ETCI has completed an agreement in which Hartcourt agreed to return to ETCI 12,895,579 shares of ETCI in exchange for 2 promissory notes of $1,250,000 and $140,595 plus 4,756,000 shares of HRCT held by ETCI and its shareholders. As a result, as of October 23, 2002, Hartcourt no longer has any interest in ETCI.


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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


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

On April 14, 2000, Hartcourt announced that Sinobull subscribed 1,200,000 newly issued and outstanding fully paid shares of StreamingAsia Limited for HK$7,000,000 (approximately US$897,500) on behalf of Hartcourt. Upon subscription of such shares, Sinobull acquired 50% ownership interest in StreamingAsia Limited and contributed $897,500 towards its purchase. Hartcourt advanced such funds to Sinobull for StreamingAsia Limited acquisition. In addition, both Sinobull and Hartcourt agreed and confirmed that as part of the financing arrangements, Sinobull held the subscribed shares in StreamingAsia Limited on behalf of Hartcourt and those shares were transferred to Hartcourt on December 29, 2000. On December 30, 2000, as part of the reorganization of the StreamingAsia Holdings Limited, the beneficial ownership interest in StreamingAsia Limited was transferred to Asia Top Finance Limited ("Asia Top"), a company organized under the laws of British Virgin Islands. As a result of the above transfer, Hartcourt owned 50% of the Asia Top and remaining 50% ownership interest was held by the selling shareholders of StreamingAsia Limited.

LogicSpace Limited ("LogicSpace"): LogicSpace, a wholly-owned subsidiary of StreamingAsia Limited, is an Internet consulting and web application development company that provides a wide range of Internet services including web page design, system architecture and solution implementation. LogicSpace offers cost-effective and one-stop shop Internet solutions that enable companies to achieve smooth results in doing business on the Internet. Solutions include top-notch eBusiness & Internet consultation, B2B/B2C Portal Development & Implementation, Web-Based & Wireless application design and "know-how" implementation. The operating results of LogicSpace are consolidated with StreamingAsia Limited in the accompanying financial statements as of September 30, 2002

SyndicateAsia Limited ("SyndicateAsia"): SyndicateAsia, is pioneer in content distribution, providing the marketplace for exchanging, managing and distributing content media across the Asian region. The revolutionary SyndicateAsia platform offers flexibility to providers and content buyers to transform formats (Web to WAP) and exchange content, including text, graphical, audio and video, across a wide range of sources in the Asia region. SyndicateAsia's mission is to serve as the bridge between the content providers and end users by providing the foremost syndication solution for delivery of multi-media content on cross devices and platforms, including the World Wide Web, wireless, and streaming media. In December 2000, the StreamingAsia Group

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


issued 50% of the enlarged share capital of SyndicateAsia to Hartcourt. On December 30, 2000, as part of the reorganization of the StreamingAsia Group, the entire beneficial ownership in the share capital of SyndicateAsia was transferred to China Top Worldwide Limited ("China Top"), a company incorporated in the British Virgin Islands. As a result of the transfer Hartcourt owned 50% of the ownership interest in China Top.

On May 16, 2001 Hartcourt took control over the management and operations of Asia Top and China Top, and signed a Term Sheet Agreement to acquire an additional 35% ownership interest in Asia Top and China Top. On August 9, 2001, Hartcourt closed the escrow and completed the acquisition of an additional 35% ownership interest in Asia Top and China Top for a total purchase consideration of HK$800,000 (US$102,564). On April 1, 2002, Asia Top and China Top ceased operations and transferred its 85% ownership in StreamingAsia Limited and Syndicated Asia Limited to Hartcourt Companies Limited. The accompanying financial statements at September 30, 2002 reflect Hartcourt's ownership of 85% of the StreamingAsia Limited and Syndicate Asia Limited and its results of operations from the date of acquisition are consolidated with Hartcourt. StreamingAsia Limited and SyndicateAsia Limited ceased their operation as of September 2002.

Beijing Total Solution System, Ltd. ("TSS"): On September 15, 2000, Hartcourt and TSS signed a Term Sheet Agreement to form a Joint Venture Company (JVC) called TSS Streaming, Ltd to develop broadband enabling technology for internet broadcasting market and develop world leading web-casting solution and global market. Hartcourt agreed to contribute $2.4 million for 60% ownership interest in the JVC and TSS agreed to contribute all of its tangible and intangible assets of its existing operations in China for its 40% ownership interest in the JVC. On December 1, 2000, Hartcourt and TSS signed a loan agreement and Hartcourt advanced $70,000 as a loan to support TSS's 2000 marketing plan, convertible into for the ownership of 5% shares of TSS. Upon contribution of the remaining $2,330,000, Hartcourt could acquire the additional 55% shares of the JVC. Hartcourt has not converted its loan into an investment of 5% in TSS. Hartcourt has not exercised its right to subscribe for the additional 55% of the ownership interest in the JVC and such right has subsequently been lapsed. The accompanying financial statements reflect Hartcourt's loan of $70,000 to TSS as of September 30, 2002. Hartcourt does not intend to acquire any ownership interest in TSS at this time.

Beijing Kangrunjiayuan Technology Co., Limited ("Kangrun"): On March 22, 2002, AI-Asia entered into an agreement with Kangrun Technology Co., Limited (BVI) and Control Techniques, Limited (BVI), herein collectively referred to as the "subscribers". The subscribers agreed to subscribe for certain shares in AI-Asia and AI-Asia has agreed to transfer to the subscribers the said shares in consideration for the subscribers procuring Beijing Kangrunjiayuan Technology Co., Limited ("Kangrun") (www.kangrun.com) and Kangtai Shitong Technology Development Company Limited ("CTC") entering into a Revenue Sharing Agreement between them and a wholly owned subsidiary of AI-Asia. Kangrun provides system integration, networking solutions, modular networking products, computer systems and storage devices to corporate enterprises in China. Two major strategic partnerships of Kangrun are IBM-China (www.ibm.com) and Ortronics

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


(www.ortronics.com). The company is also a distributor for Hewlett Packard and Cisco Systems products. The agreement is subject to certain conditions to be fulfilled by the relevant parties. The parties have completed their due diligence and are negotiating the final terms of the agreement. The transaction is expected to be completed by March 30, 2003.

E-LEARNING GROUP:

On June 18, 2001, Hartcourt executed a Revenue Sharing Agreement in cooperation with Northern Jiaotong University and California State University-Fullerton to jointly develop education projects and introduce American career training courses and post-graduate business programs in China. The project offers prestigious American education programs in China, utilizing one of the first online education licenses awarded by China's Ministry of Education. The project offers both certificate and degree programs with courses designed for relevance in today's business world. Coursework will be offered initially in the classroom and later expanded online. Hartcourt plans to extend its program to other potential partners and institutions in the future. Hartcourt has advanced $100,000 towards the working capital for its investment in this project as of September 30, 2002. The accompanying financial statements as of September 30, 2002 reflect Hartcourt's investment of $100,000 in the education project. The total financial commitments of Hartcourt and terms of payment on this project are currently being negotiated between the parties and expect to be finalized by March 30, 2003.

OTHER VENTURES:

eMPACT Solutions, Inc. ("eMPACT") - eMPACT, development stage enterprise, an e-commerce systems management and consulting company, specializes in providing back-office infrastructure for Internet companies. The services include technology selection, system design and management, transaction performance monitoring, resource utilization tracking and security monitoring. On April 30, 2000, Harcourt executed a Subscription Agreement and Investment Representation and agreed to subscribe and purchase three hundred (300) shares of Class B Convertible Preferred Stock, par value $0.001 per share of eMPACT for $300,000. Hartcourt has determined that at this time to increase its investment in eMPACT would not be advantageous to the company or its shareholders. On January 7, 2002, eMPACT received $7,500,000 as the second round of funding from the venture capital partners for further expansion of the company's Internet related business. The accompanying financial statements at September 30, 2002 reflect Hartcourt's investment in eMPACT of $300,000.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


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

Funding:

PYR Management LLC ("PYR") - On January 26, 2000, Hartcourt completed a private placement of 227,445 Units, each unit consisting of a Class I and a Class II Warrant, to PYR for $3,000,000 pursuant to a Regulation D Subscription Agreement. On January 27, 2000, Hartcourt received $2,743,000 from PYR to be used for working capital requirements of Hartcourt. On February 4, 2000 Hartcourt filed a Form 8-K with the SEC. On February 21, 2001, Hartcourt and PYR Management entered into a Letter Agreement whereby the parties agreed on the maximum number of Units PYR can receive under the reset provisions of the Subscription Agreement. Pursuant to the terms of the agreement, the quantity of Units and the exercise price of the warrants will no longer reset. The final amount of Units that can be issued shall be 4,000,000 shares of common stock and 4,000,000 Class I Warrants. The cap amount shall be 8,000,000 shares of common stock (on a "post-split" basis) including Class I warrants. As a result of reset calculations, Hartcourt issued on March 6, 2001 an additional 930,784 shares and on May 18, 2001 an additional 1,035,308 shares of common stock for a total of 4,000,000 shares as December 31, 2001 and 4,000,000 warrants exercisable at $0.69375 per share of common stock. No warrants have been exercised to convert into common shares as of November 10, 2002.

Edda Limited ("Edda"): On December 26, 2000, Hartcourt and Edda signed a Stock Sale Agreement (Agreement) whereby Hartcourt agreed to sell 4,000,000 restricted shares of its common stock as a block to Edda at the agreed price of fifty cents ($0.50) per share. Pursuant to the terms of the Agreement, Hartcourt will deliver to Edda the requisite number of common shares restricted under the Rule 144 of SEC regulations upon receipt of the full and complete purchase price in the amount of $2,000,000. On October 31, 2001, Hartcourt issued an additional 1,363,636 common shares valued at $0.22 per share for a subscription receivable of $300,000. On March 4, 2002, Hartcourt and Edda signed a new Stock Sale Agreement whereby Hartcourt agreed to sell 5,000,000 restricted shares of its common stock as a block to Edda at the agreed price of twelve cents ($0.12) per share or $600,000. The accompanying financial statements reflect that Hartcourt received $2,426,819 from Edda as of September 30, 2002. The balance of $473,181 has been recorded as subscriptions receivable in the accompanying financial statements as of September 30, 2002.

Enlight Corporation ("Enlight"): On May 9, 2002, Hartcourt and Enlight signed a Stock Sale Agreement whereby Hartcourt agreed to sell 5,000,000 restricted

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


shares of its common stock as a block to Edda at the agreed price of eight cents ($0.08) per share. On 10 October 2002, Hartcourt and Enlight revised the agreement. Pursuant to the terms of the revised Agreement, Hartcourt will deliver to Enlight US$1,000,000 worth of common shares of Hartcourt, restricted under Rule 144 and/or Reg S regulation at a specified price. As of September 30, 2002, Hartcourt received advance payment from Enlight amounted to $700,000 towards purchase of common shares and no shares have been issued yet to Enlight as of November 10, 2002.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Balance Sheets of The Hartcourt Companies, Inc. and its subsidiaries as of September 30, 2002 and December 31, 2001, and the results of their operations for the three months and nine months and their cash flows for the nine months ended September 30, 2002 and 2001, respectively. The financial statements for the three months ended September 30, 2002 are consolidated to include the accounts of The Hartcourt Companies Inc., its 58.53% owned subsidiary Financial Telecom Limited, its wholly owned subsidiary Hartcourt Companies Ltd. (formerly known as Sinobull.com Inc.) which owns 85% of StreamingAsia Limited Group, its 51.7% owned subsidiary Elephant Talk Communications, Inc., and its wholly owned subsidiary Hartcourt Capital Inc. The operations of HCTV and Topomedia were disposed off and therefore, are shown separately under discontinued operations in the accompanying financial statements.

The financial statements for the three months ended September 30, 2001 are consolidated to include the accounts of The Hartcourt Companies, Inc., its 58.53% owned subsidiary Financial Telecom Limited, its 50% owned subsidiary StreamingAsia Limited Group, its 51% owned subsidiary Elephant Talk Limited, and its wholly owned subsidiary Hartcourt Capital Limited (formerly known as Sinobull.com Inc.). The operations of UAC Exchange were discontinued and disposed off and therefore, are shown separately under discontinued operations in the accompanying financial statements.

The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)



Certain 2001 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

The accounting policies followed by the Company are set forth in Note A to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note 3.  Supplemental Disclosure of Non-Cash Financing Activities

                                                                      Nine Months Ended          Nine Months Ended
                                                                      September 30, 2002         September 30, 2001
                                                                     ---------------------      ---------------------
Cash paid for:
  Interest                                                        $               55,980     $              122,750
  Taxes                                                                             -                          -

                                                                     =====================      =====================

Non-cash operating and financing activities:
  Shares issued to directors for compensation and services        $              439,601     $              265,440
  Shares issued for consulting services                                          182,820                    184,173
  Shares issued in connection with acquisitions                                     -                     3,438,438


Note 4.  Loss per Share

                                                  Three Months         Three Months         Nine Months         Nine Months
                                                      Ended               Ended                Ended               Ended
                                                  September 30,       September 30,        September 30,       September 30,
                                                      2002                 2001                2002                2001
                                                 ----------------    -----------------    ----------------    ----------------

Net loss                                      $           77,301  $          216,024   $        1,897,604  $        2,421,090
Effects of dilutive securities                             -                    -
                                                                                          ----------------    ----------------
                                                 ----------------    -----------------

Weighted average shares outstanding                  82,148,360            70,014,935          78,806,648          66,818,048
                                                 ================    =================    ================    ================

Basic and dilutive earnings per share         $           (0.00)  $            (0.00)  $           (0.02)  $           (0.04)
                                                 ================    =================    ================    ================

At September 30, 2002 and 2001, the Company had 4,733,530 and 4,528,640 warrants and options outstanding, each exercisable into one share of common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects based on the net loss reported for each period.

Note 5.  Accounting change - Goodwill amortization

Effective January 1, 2002, Hartcourt adopted SFAS No. 142, "Goodwill and Other Intangible Assets", under which goodwill is no longer amortized. Following is a

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


reconciliation of previously reported net loss to pro forma net loss excluding goodwill amortization for the nine months ended September 30, 2001:

                                           2002           2001
                                    -----------    -----------

Net loss as reported                $(1,897,604)   $(2,421,090)
Goodwill amortization, net of tax          --          140,646

                                    -----------    -----------

Pro forma net loss                  $(1,897,604)   $(2,280,444)
                                    ===========    ===========

Note 6.  Segment and related information:

The Company has four reportable segments. Each segment is a strategic business that the Company manages separately because each business develops and sells products to a specific market. The reportable segments are as follows:
Telecommunications, provides comprehensive telecommunications services; Financial Services, provides financial content through various sources including television, internet and wireless access systems; Streaming Media, provides internet related software development services with an expertise in audio and video streaming to businesses. The Consulting, E-learning Group and Capital Groups operating segments do not meet the quantitative threshold for a reportable segment and are therefore included in the "Other" category. The principal market for the Company's products is China. Foreign sales, primarily in China amounted to $6,387,016 during the nine months ended September 30, 2002. The Chinese operations account for $10,356,150 of consolidated total assets as of September 30, 2002. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from prospective operations. All inter company transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment.

Segment results for the nine months ended September 30, 2002 and 2001 are as follows:

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)

                                   Tele-Communications   Financial        Streaming         Other            Total
                                     Services Media
                                   -----------------    ------------     ------------    ------------     -------------
2002

Net sales                       $        5,041,793   $     917,983    $      97,301   $     330,739    $     6,387,816

Loss from operations                      (927,639)          85,819        (405,786)       (649,998)       (1,897,604)

Depreciation and amortization               544,795       1,191,876          251,463          11,459         1,999,593

Assets                                    5,299,145       4,807,844          142,649       3,241,360        13,490,998

Capital expenditures                       (72,576)        (25,301)            -               -              (97,877)
                                   ----------------- -- ------------ --- ------------ -- ------------ --- -------------

2001

Net sales                       $         3,969,893  $    1,279,200   $      408,069  $      283,590   $     5,940,752

Loss from operations                      (219,302)     (1,079,078)        (786,217)       (336,493)       (2,421,090)

Depreciation and amortization               228,437         416,975          209,901         140,660           995,973

Assets                                    7,394,589       6,000,295          500,238       4,785,951        18,681,073

Capital expenditures                          -             (3,465)            -              -                (3,465)
                                   ----------------- -- ------------ --- ------------ -- ------------ --- -------------

Note 7.  Litigations

Comerica Bank of California ("Comerica") v. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of Pego's alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgment of approximately $635,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt. The case is ongoing and the Company has not accrued any of the guaranteed payments in its financial statements as of September 30, 2002.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2002 (UNAUDITED)


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

Note 8.  Subsequent events

ETCI: On October 21, 2002, Hartcourt has decided to distribute 5 million shares of ETCI that it still retained as dividends to all of its shareholders. Furthermore, on October 23, 2002, Hartcourt and ETCI has completed an agreement in which Hartcourt agreed to return to ETCI 12,895,579 shares of ETCI in exchange for 2 promissory notes of $1,250,000 and $140,595 plus 4,756,000 shares of HRCT held by ETCI and its shareholders. As a result, as of October 23, 2002, Hartcourt no longer has any interest in ETCI.

Enlight Corporation ("Enlight"): On May 9, 2002, Hartcourt and Enlight signed a Stock Sale Agreement whereby Hartcourt agreed to sell 5,000,000 restricted shares of its common stock as a block to Edda at the agreed price of eight cents ($0.08) per share. On 10 October 2002, Hartcourt and Enlight revised the agreement. Pursuant to the terms of the revised Agreement, Hartcourt will deliver to Enlight US$1,000,000 worth of common shares of Hartcourt, restricted under Rule 144 and/or Reg S regulation at a specified price. As of September 30, 2002, Hartcourt received advance payment from Enlight amounted to $700,000 towards purchase of common shares and no shares have been issued yet to Enlight as of November 10, 2002.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2002 (UNAUDITED)




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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2002 (UNAUDITED)


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

The operations of Hartcourt for the three months and nine months ended September 30, 2002 consisted of the operations of FTL (58.53% ownership interest), Hartcourt Capital Limited (formerly known as Sinobull.com Inc.) (100% ownership interest) which holds 85% ownership interest in StreamingAsia Limited and Syndicate Asia Limited, Ai-Asia Limited (100% ownership interest), Elephant Talk Communications, Inc. (51.7% ownership interest), Hartcourt Capital Inc. (100% ownership interest), and Hartcourt's investment and advances to other entities in US, China and Hong Kong. Operations for the three months and nine months ended September 30, 2001 consisted of operations of FTL (58.53% ownership interest), StreamingAsia Limited and Syndicate Asia Limited (50% equity investment interest), Elephant Talk Limited (51% ownership interest), Hartcourt Capital Limited (100% ownership interest), HCTV (66.7% ownership interest), and Hartcourt's investment and advances to Hartcourt Capital Limited for acquisitions in China and Hong Kong. The operations of UAC Exchange were discontinued and disposed off and therefore, are shown separately under discontinued operations in the accompanying financial statements.

Net sales and cost of sales: The Company recorded net sales of $1,044,252 and $6,387,816 for the three months and nine months ended September 30, 2002, compared to $3,809,526 and $5,940,752 for the same periods in 2001. Net sales during the three months ended September 30, 2002 primarily consisted of revenues derived from providing telecommunication services relating to voice, data transmission like IDD, pre-paid calling cards and ISP services to a wide range of customers including major telecommunication companies in US and Hong Kong. Net sales also include sale of wireless pagers, rental of equipment, and the related Internet and telephone services provided by FTL; real-time financial data services provided by Sinobull Financial Information using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities to its customers in China; and StreamingAsia providing web hosting and software development services in audio and video delivery or streaming solutions. Net sales for the three months ended September 30, 2001 consisted of the revenues derived from Elephant Talk providing voice, data transmission, pre-paid calling cards and ISP services to customers in Hong Kong and China, FTL providing sale of wireless pagers, rental of equipment and related Internet and

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2002 (UNAUDITED)


telephone services. The significant drop in sales during the three months when compared to the same period of 2001 is mainly due to the fact that the telecommunication sector has undergone into severe deflation from its over capacity. Prices have been fallen steadily even if the volume of calls is still the same. Meanwhile, the financial sector has been affected badly by the stock market downturn. As a result, most banks and brokerage houses have reduced their spending on data services, causing additional price-cutting among competitors.

Cost of sales for the three months and nine months ended September 30, 2002 amounted to $954,311 and $5,410,967 compared to $3,200,375 and $4,499,619 for the same periods in 2001. Cost of sales for the three months ended September 30, 2002 primarily included the costs in providing resale arrangements with long distance providers, cost of leasing transmission facilities, international gateway switches voice, data transmission and ISP services offered by Elephant Talk; cost of wireless pagers, cost of transmission and Internet services provided to FTL and FWL customers; costs incurred in providing financial data services in stock quotes, futures and commodities by Hartcourt Capital Limited; and costs incurred in providing audio and video delivery and streaming solutions by StreamingAsia. Cost of sales for the three months ended September 30, 2001 consisted of cost of sales in providing resale arrangements with long distance carriers of Elephant Talk Limited, cost of leasing transmission facilities, international gateway switches voice, data transmission and ISP services offered by Elephant Talk, cost of a very small number of wireless pagers in circulation, cost of transmission and Internet services provided to FTL and FWL customers. The drop in operating margin is mainly due to the lower margin in tele-communication services rendered by Elephant Talk, which was suffered from intense price-cutting by competitors in Hongkong.

Selling, general and administrative expenses (SG&A): SG&A were $622,333 and $2,509,261 for the three months and nine months ended September 30, 2002 compared to $1,654,047 and $4,389,752 for the same periods in 2001. Apart from dispose off subsidiaries during the three months ended 30 September 2002, the decrease in SG&A is primarily attributed to reduction in consulting, legal and administrative costs incurred during the three and nine months ended September 30, 2002 as compared to the same periods in 2001. Hartcourt completed the acquisition of Elephant Talk Limited in May 2001, which required significant legal and administrative expense to complete the acquisition. Hartcourt has taken drastic cost cutting measures and deliberately slowed down the development process of all projects on hand. The Company recorded an impairment of $256,691 during three months ended September 30, 2002 to write down its investments in Sinobull Group. Such expense was not included in the SG&A during the three months ended September 30, 2002. Hartcourt continued to eliminate less productive units, reduced consulting and legal costs associated due to restructuring of the Company's business in Hong Kong and China.

Other income and expenses: Total other expenses net of other income was $8,567 during the three months ended September 30, 2002 compared to $12,858 for the same period in 2001. Total other expenses net of income was $35,213 during the nine months ended September 30, 2002 compared to total other expenses net of

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2002 (UNAUDITED)


other income of $221,247 for the same period in 2001. During the nine months ended September 30, 2002, Hartcourt recorded a loss of $164,973 due to abandonment of property and equipment due to relocation of ElephantTalk's and StreamingAsia Group's office facilities and gain of $7,554 due to equity in earnings of its ETNS Singapore, Pte., Ltd affiliate. During the nine months ended September 30, 2001, Hartcourt recorded an equity loss of $183,536 in loss of its affiliates. Interest income increased during the nine months ended 30 September 2002 due to Hartcourt receiving interest payments from Edda Limited on a promissory note of $2,856,286 for acquiring UAC Exchange on August 9, 2001.

Discontinued operations: Hartcourt rescinded its joint venture agreement with Beijing UAC Trading during July 2001. Loss from the discontinuance of UAC Exchange joint venture operations during the nine months ended September 30, 2001 were $377,952. The Company did not have any discontinued operations during the three and nine months ended September 30, 2002. The gain in 2002 is the gain on the disposal of subsidiaries.

Liquidity and Capital Resources:

Hartcourt's principal capital requirements during the year 2002 are to fund the acquisitions of growth oriented Internet related operating companies in China and Asia. During the nine months ended September 30, 2002, Hartcourt raised necessary funds to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

As shown in the accompanying financial statements, Hartcourt incurred a net loss of $1,897,604 for the nine months ended September 30, 2002 as compared to a net loss of $2,421,090 for the same period in 2001. Additionally, Hartcourt's current liabilities exceeded its current assets by $2,209,331 at September 30, 2002. These factors and Hartcourt's inability to meet current debt obligations, and the need to raise additional funds to accomplish its objectives, create a substantial doubt about Hartcourt's ability to continue as a going concern.

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

Operating activities. During the nine months ended September 30, 2002, net cash used by operating activities amounted to $1,405,332 compared to $216,168 during the same period in 2001. The net increase in operating activities resulted primarily due to more payments on settle of liabilities during the nine months ended 30 September 2002 compared to the same period of 2001. It resulted also due to the increase of minority interest offset by increase in depreciation and amortization, increase in shares issued in lieu of compensation and services and other changes in operating activities.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2002 (UNAUDITED)



Investing activities. Net cash provided by investing activities during the nine months ended September 30, 2002, was $215,966 compared to $154,188 for the same period in 2001. Cash provided during the nine months ended September 30, 2002, was primarily due to payments received on note receivables amounting to $324,678 from third parties on sales of Hartcourt's ownership interest in UAC Exchange as compared to cash acquired in acquisition of 690,202 in the corresponding period of last year. Cash used in purchase of property and equipment and investments amounted to $97,877 and $10,835, respectively.

Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2002 was $957,883 compared to $91,412 during the same period in 2001. The increase resulted primary from proceeds from related parties and shareholders loan of $866,870 as compare to payments to related parties of $560,111 during the same period of 2001. Besides, net cash was provided due to proceeds from sale of common stock and treasury stock amounting to $349,909, payments on notes payable and capital leases of $208,040 and $50,856, respectively.

As a result of the above activities, the company experienced a net decrease in cash of $240,890 for the nine months ended September 30, 2002. The ability of Hartcourt to continue as a going concern is still dependent on its success in obtaining additional financing and fulfilling its plan of restructuring as outlined above.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                         SEPTEMBER 30, 2002 (UNAUDITED)





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

Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

Item 5.  OTHER INFORMATION

Changes in CEO



On August 21, 2002, Hartcourt announced that its Board of Directors has accepted the resignation of Dr. Wallace Ching as its CEO, and has appointed Mr. David Chen, its President, to be Acting CEO, while searching for the right candidate.

Previously, Mr. Chen served as President of Sinobull Media, and Executive Vice President of Hartcourt Capital. His past experiences included Regional Advertising Director for Turner Broadcasting TBS International and Regional Marketing Director for CNN International, both AOL Time Warner companies. Other experiences included Managing Director of HelloAsia (recently acquired by Brience Inc.), CEO of V2 Technology and Business Development Manager of Management Publishing Group.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


    a) Exhibits
        None.

    b) Reports on Form 8-K
        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.


                                            The Hartcourt Companies, Inc.

Date:  November 14, 2002                    By: /s/ Alan V. Phan
                                            --------------------------------
                                            Dr. Alan V. Phan
                                            Chairman


Date:  November 14, 2002                    By: /s/ David Chen
                                            --------------------------------
                                            David Chen
                                            Acting Chief Executive Officer and
                                            Principal Accounting Officer