Form 10KSB
period 2002-12-31
HARTCOURT COMPANIES INC
filed 2003-04-15
CIK 949427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        [No Fee Required]
                     For fiscal year ended December 31, 2002

                        Commission file number 001-12671
                                  ------------
                          THE HARTCOURT COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                                      UTAH
                            (State of incorporation)

                                   87-0400541
                      (I.R.S. Employer Identification No.)

       2500E. Colorado Blvd. Suite 301 Pasadena, CA 91107, (626) 844 2437
               (Address, including zip code, and telephone number,
            including area code, of registrant's executive offices)

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for most recent fiscal year: $ 1,137,011

         State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of Feb 6, 2003, $6,757,528.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of Feb 6, 2003, there were 94,291,084 shares of common stock outstanding.

                          THE HARTCOURT COMPANIES, INC.

                         2001 Form 10-KSB Annual Report
                                Table of Contents

                                                                        Page
                                                                        ----
                                     PART I

  Item 1.   Description of Business...........................................4

  Item 2.   Description of Property..........................................22

  Item 3.   Legal Proceedings................................................23

  Item 4.   Submission of Matters to a Vote of Security Holders..............24

                                     PART II

  Item 5.   Market for Common Equity and Related Stockholder Matters.........25

  Item 6.   Management's Discussion and Analysis or Plan of Operation........28

  Item 7.   Consolidated Financial Statements................................31

  Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..............................31

                                     PART III

  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................32

  Item 10.  Executive Compensation...........................................35

  Item 11.  Security Ownership of Certain Beneficial Owners
            and Management...................................................37

  Item 12.  Certain Relationships and Related Transactions...................39

                                     PART IV

  Item 13.  Exhibits and Reports on Form 8-K.................................41

            Signatures.......................................................45

Explanatory Note:

         Unless otherwise indicated or the context otherwise requires, all references herein to the "Company" are to The Hartcourt Companies, Inc., a Utah corporation, and its wholly owned subsidiaries, Hartcourt Investments (USA) Inc. ("Hartcourt Investments"); the Hartcourt Pen Factory, Inc. ("Hartcourt Pen"); Pego Systems, Inc. ("Pego") and Electronic Components and Systems, Inc. ("ECS"), which were spun-off on March 1, 1999; its 51% owned subsidiary Beijing UAC Stock Exchange Online Co., Ltd. ("UAC Exchange"), which was disposed of on September 10, 2001; its 66.67% owned subsidiary Haike Caijin TV ("HCTV") has been disposed of on August 28 2002; its 51% owned subsidiary Elephant Talk Limited ("ET" or "ETCI") has been disposed of on October 30 2002; its 58.53% owned subsidiary Financial Telecom Limited ("FTL"); its wholly owned subsidiary Hartcourt Companies Ltd.; its wholly owned subsidiary Hartcourt Capital Inc.; its wholly owned subsidiary Ai-Asia Inc.; and its 85% owned subsidiary StreamingAsia.Com Ltd ("StreamingAsia"). All share and per share information contained herein has been adjusted to reflect a five-for-seven reverse split of Hartcourt's common stock effected on October 6, 1995, a one for five reverse split of Hartcourt's common stock effected on August 1, 1996 and two for one stock split of Hartcourt's common stock effected on September 21, 2000.

                                     PART I

Item 1:  Description of Business.

Note 1:  Organization and Nature of Operations:

The Hartcourt Companies, Inc. (herein referred to as "Hartcourt" or "Company") is a holding and development enterprise that is building a broad network of Internet, media, and telecommunication companies in Greater China. In partnership with leading Chinese entrepreneurs and government-sponsored entities, Hartcourt is developing and investing in emerging technologies while building an integrated commercial framework for its subsidiaries and their partners. Hartcourt's operative business strategy is designed to establish market-leading position and facilitate a series of venture divestitures via IPO or public mergers in its four main business divisions to fully realize the value of these assets for its investors. The four business divisions are Sinobull Financial Group, Media Services Group, E-learning Group and Hartcourt Capital Group.

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

Sinobull Financial Group: This group consists of Financial Telecom Limited, Sinobull Information Company Limited (formerly Shanghai Guo Mao Science & Technology Co. Ltd.), and Sinobull Network Technology Company Limited (formally Beijing Net Technologies Center Company, Ltd.). The Sinobull Financial Group is a leading financial content provider, develops technologically advanced financial services platforms, and operates a financial Internet portal. Sinobull provides mainland brokerages and financial institutions the hardware, software and Internet platforms to enable their customers' access to a comprehensive suite of quality financial news, real-time market data, financial analysis and professional market commentary. Sinobull.com, its financial services and information portal, is one of China's most popular financial portals. The company's E-Finance platform is an integration of the most advanced Internet, telecommunication and wireless access systems available on the market today. The service platform and collateral content is offered via subscription to leading securities brokerages, investment firms, banks, and media companies throughout Greater China. Media Services Group: Under this group, Hartcourt formed a new holding and development entity AI-Asia Inc. to acquire assets and companies in the multi-media technology and services sector. Its objective is to identify, develop, and maintain first-mover technologies, products and services for corporate and consumer Internet deployment. AI-Asia plans to provide its clientele with a comprehensive range of Internet enabling solutions, preparing them to participate in the rapidly emerging streaming and broadband communications revolution. The operating companies in this group include StreamingAsia Limited, LogicSpace Limited, and Syndicate Asia Limited. The group provides comprehensive real-time audio and video delivery (Streaming Media) solutions along with Internet consulting and web application development for businesses, professionals, organizations, web sites and content publishers. The Streaming Media network infrastructure enables the streaming of superior-quality multimedia advertising, live event broadcasting and on-demand audio and video content over the Internet to target audiences throughout Asia and globally.

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

Hartcourt Capital Group: Hartcourt recently formed under this group a new company Hartcourt Capital Inc., an investment-banking arm to act as a bridge between high-growth Chinese companies and the U.S. capital markets. The company will provide a wide range of strategic and financial advisory services covering mergers and acquisitions, fund raising, private placement, restructuring, and public market listings. To supplement this objective, Hartcourt published a magazine called China Report. The objective of the magazine is to provide investors with updates and analysis on the fast-changing investment environment and opportunities in China.

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

OPERATIONS BY BUSINESS DIVISIONS

SINOBULL FINANCIAL GROUP:

The Sinobull Financial Group ("Group") was formed in November 1999 with the intention to consolidate various related businesses acquired or expected to be acquired by Hartcourt or Sinobull.com Inc. ("Sinobull"), the holding company of the Group incorporated in British Virgin Islands. On May 16, 2002, Sinobull.com Inc. changed its name to Hartcourt Companies Limited. In the test hereafter, Hartcourt Capital Limited is referred to as "Sinobull". On April 2, 2001, Sinobull's one share issued and outstanding held by Mr. Tang Wing On, was formally transferred to Hartcourt, and Sinobull became a wholly owned subsidiary of Hartcourt. On October 2, 2001, Hartcourt announced its intent to publicly divest the Sinobull Group in a merger with Global Telephone Communications Inc. (OTC Bulletin Board: GTCI). The reverse merger will allow Sinobull to actively trade on the equity markets and unlock its value for Hartcourt investors. GTCI shareholders have approved the merger. However, both parties agreed to rescind the agreement due to complication involving outstanding creditors of GTCI.

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

On August 17, 1999, Hartcourt entered into a stock purchase agreement with FTL, a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$25,563,842 or US$3,277,412, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999. Hartcourt made total cash payments of $1,638,706 and issued 1,754,552 shares of its common stock to FTL. As of 31 December 2002, FTL sold all the shares of Hartcourt common stock to satisfy certain obligations.

On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture named Fintel

Wireless Internet Limited (FWL) for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. FTL agreed to invest cash by phases, to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange for a total of 51% ownership interest in the joint venture, and Nice Voice agreed to contribute certain assets in FWL. After the completion of due diligence, the parties signed the formal joint venture agreement on April 28, 2000 and FWL became a subsidiary of FTL. Although NiceVoice has contributed certain assets in the FWL, due to the method of funding these assets NiceVoice does not presently have legal ownership title to such assets until the final dollar payment has been made on these assets. The accompanying financial statements as of December 31, 2002 reflect
FTL's investment of 51% ownership interest in FWL. FWL ceased operations on March 1, 2002 after all its customers were sold to a third party. As of December 31, 2002, FTL had advanced approximately HK$4,216,162 (US$540,534) towards its investment in FWL. During the quarter ended 30 September 2002, FTL disposed off its wholly owned subsidiary Topomedia to Bowland, the other shareholder of FTL. As Topomedia suffered a big loss, FTL made bad debt provision HK$8,704,514 (US$1,115,963) for the advance to Topomedia.

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

On December 18, 1999, Sinobull signed a Term Sheet Agreement with Shangdi to form a new corporation in Beijing. Sinobull shall have 40% interest and Shangdi shall have 60% interest in the new corporation. On April 12, 2000, Sinobull signed a Term Sheet Agreement with revising the terms of the Term Sheet Agreement signed on December 18, 1999. The terms of the revised agreement stated Sinobull and Tiandi Hulian Technologies Limited ("Tiandi"), an investment holding company incorporated in the British Virgin Islands, holding the interest of the shareholders of Shangdi, acquired through its wholly-owned subsidiary Sinobull Network Technology Company Limited (Sinobull Network"), a company registered in Beijing, all of the operating assets and business of Shangdi. To finance this acquisition, Tiandi issued new shares to Sinobull equal to 40% of the expanded capital of Tiandi. The terms of the revised agreement required Sinobull to pay Shangdi US$670,000 as the consideration for all tangible and intangible assets in relation to Shangdi's computer network information services excluding cash and debts; invest US$1,000,000 in Sinobull Network for its working capital needs; issue 140,000 restricted common shares of Hartcourt to Shangdi and 60,000 restricted common shares of Hartcourt to Sinobull Network for its working capital needs. In exchange, Shangdi transferred without any pledge and debt, all tangible and intangible assets in relation to computer network information services to Sinobull Network, and transferred to Hartcourt 40% of the ownership interest in Tiandi. On December 28, 2000, Sinobull, Tiandi, and Li Chun Ying (representative of the owners of Shangdi) signed a Share Subscription and Sale and Purchase Agreement whereby, Sinobull owned 51% of Tiandi and Li

Chun Ying owned 49% of Tiandi after payment of consideration to Shangdi for purchase of all tangible and intangible assets. Sinobull through an advance from Hartcourt, had paid $1,000,000 in cash towards the purchase of its 51% ownership interest of which $670,000 was distributed to the owners of Shangdi and the remaining $330,000 was deemed as capital contribution in Sinobull Network. Tiandi and Sinobull Network ceased its operations as of May 16, 2001.

Shanghai Sinobull Information Company Limited (Sinobull Information): Formally known as Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao"). Sinobull Information is a major real-time financial data provider in Shanghai using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities data that compliments the financial information database of Hua Xia Info and the financial data delivery systems of FTL. Association with Guo Mao gives Sinobull a distinct edge over any competitive financial portals in China. On December 1, 1999, Sinobull signed a Term Sheet Agreement with Guo Mao whereby Guo Mao agreed to issue new shares for a total proceeds of $1,000,000 which will represent 50% of the expanded capital of Guo Mao. Sinobull agreed to subscribe for all the new shares issued by Guo Mao. On May 16, 2000, Sinobull and Hopeful Internet Technologies Limited ("Hopeful") entered into an agreement whereby Hopeful, an investment holding company incorporated in the British Virgin Islands, will acquire through its wholly-owned subsidiary Shanghai Sinobull Information Company Limited ("Sinobull Information"), all of the operating assets and business of Guo Mao. To finance this acquisition, Hopeful issued new shares to Sinobull equal to 40% of the expanded capital of Hopeful for a total consideration of $1,000,000. The terms of payment by Sinobull for the purchase of new shares will be: $200,000 in cash upon signing of the agreement; $150,000 in cash within 30 days of signing of the agreement; $150,000 in cash within 60 days of signing of the agreement; and $500,000 within 30 days after signing of the agreement in shares of Hartcourt based on the average closing price in the last 7 trading days before payment, or in shares of Sinobull based upon the valuation to be agreed on by the parties. On December 28, 2000, Sinobull, Hopeful, Guo Mao and Lee Lu Ping (representative of the owners of Guo Mao) signed a Share Subscription Agreement whereby, Sinobull will own 51% ownership in Hopeful and Lee Lu Ping will own 49% of ownership in Hopeful after payment of consideration to Guo Mao for purchase of all tangible and intangible assets. Sinobull has paid $500,000 in cash received from Hartcourt towards the purchase of new shares of Hopeful and issued 805,802 shares of Hartcourt's common stock valued at $500,000 to Sinobull Information in February 2001. The 805,802 common shares issued to Sinobull Information are reflected as treasury shares in the accompanying financial statements since Sinobull Information became a subsidiary of Hartcourt. Hopeful is a shell company with no operation.

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

On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman Computer Services Corporation Limited (Hopeman") to form a joint venture in Shanghai and jointly develop and market a 24-hour financial television program and/or provide financial data services to existing/new financial television programs for China market. The new joint venture was named "Haike Caijin TV" means Hartcourt Financial Television (HCTV) in English. HCTV was to be registered in Shanghai with a funding of $1.0 million. The agreement defined the first phase joint venture investment terms for the period from September 2000 to December 2000. In February 2001, HCTV Joint Venture Company was formed and a temporary license was obtained to conduct the business of the joint venture pending issuance of a new license upon China's entry into the WTO and contribution of $200,000 as the subscribed capital of the HCTV Joint Venture Company. As of June 30, 2002, Hopeman has invested $50,000 for its 33.3% investment and Hartcourt has invested $100,000 towards its 66.7% equity ownership in the HCTV joint venture. The temporary license issued by the Chinese authorities expired on February 14, 2002 pending injection of an additional $850,000 towards the capital subscription. Due to the complex regulation regarding foreign investment in the TV industry sector and due to the fact that Hartcourt and Hopeman will not have the financial resources to support the initial investment capital required, on August 28, 2002, Hartcourt has agreed to sell its entire interest in this joint venture back to Hopeman. According to the agreement, Hartcourt will receive back all of its investment from Hopeman. As of December 31, 2002 and March 10, 2003, Hartcourt has received US$20,000 and US$ 30,000 respectively from Hopeman.

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

On July 16, 2001, Hartcourt and UAC Trading, by mutual consent, agreed to rescind the contractual joint venture agreement named UAC Exchange. As part of the rescission, Hartcourt agreed to accept a promissory note for the amount of its net investment in UAC Exchange as of the date of rescission amounting to $2,858,286, bearing interest at six per cent (6%) per anum, payable over a thirty-nine months period. The parties mutually agreed to forego all other rights and benefits provided under the contractual joint venture as consideration for the rescission of the contract. On September 10, 2001, Edda Limited, a non-affiliated company incorporated in Hong Kong, purchased all existing tangible and intangible assets of UAC Exchange for the amount of Hartcourt's net investment in UAC Exchange, and signed a promissory note in the amount of $2,858,286 bearing interest at six per cent (6%) per anum, payable in quarterly installments of $50,000 commencing November 1, 2001 with a balloon payment of $2,715,772 due on December 1, 2006. The promissory note is secured by a security agreement granting to Hartcourt all tangible and intangible property of Edda Limited. As of December 31, 2002, Edda paid five quarterly note payments of $50,000 each. As of December 31, 2002, Hartcourt corrected the share subscription price of the shares issued to Edda, which lead to reducing of $652,274 towards the promissory note due to Hartcourt. In addition, Edda has paid $60,459 towards interest due on the promissory note due to Hartcourt.

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

The investment from Hartcourt to WindInfo was agreed to be paid as follows: a) upon completion of the Agreement of JVC by both parties within 15 days from the date of the Term Sheet Agreement signed, Hartcourt shall arrange a payment from Guo Mao as a loan to WindInfo in the amount of $500,000; b) pay $1,500,000 in the temporary JVC account within 15 days of the establishment of the temporary JVC bank account; c) pay $1,500,000 into the JVC no later than three months from the date of establishment of the JVC. Upon receipt of all committed capital from Hartcourt, WindInfo agreed to immediately pay back the $500,000 loan to Guo Mao. On September 18, 2000, Sinobull advanced $500,000 to Guo Mao who loaned the same amount to WindInfo on behalf of Hartcourt. Pursuant to the addendum to the Term Sheet Agreement, on January 10, 2001, Hartcourt and WindInfo signed a direct investment agreement whereby Hartcourt agreed to convert the loan from Guo Mao of $500,000 to a 5% equity ownership in the JVC to be formed. Upon further negotiations between the two parties, Hartcourt and WindInfo have mutually agreed to terminate the Term Sheet Agreement of formation of JVC and WindInfo agreed to return Hartcourt's contribution of $500,000 towards its investment in the JVC. As of December 31, 2002, WindInfo returned $60,241 to Sinobull Information on behalf of Hartcourt. The accompanying financial statements as of December 31, 2002 reflect Hartcourt's loan of $439,759 to WindInfo. Both parties are negotiating to an acceptable payment plan for Hartcourt to receive the remainder of its loan during the year 2003.

Equis International Inc.((R)), a wholly owned subsidiary of Reuters Limited(R) signed on June 1, 2001, an International Distribution Agreement with Hartcourt including Sinobull Group in Shanghai, Beijing and Hong Kong, a non-exclusive distributor of licensed products within the People's Republic of China (PRC) except in Hong Kong and Taiwan, and grants to Hartcourt a non-exclusive right and license to market, promote and distribute the licensed products in the PRC to sub-distributors, resellers and end users to localize Equis' award-winning family of MetaStock(R) products and market them to over 10 million investors in the Greater China area. The initial term of the agreement is for three years. Under the terms of the agreement Equis International also granted Sinobull Group conditional territory exclusivity for a period of twelve months for the Chinese versions of MetaStock products within the Greater China market. Hartcourt's remuneration for the sale of licensed products will be the difference between the selling price to its customers and Hartcourt's discounted purchase price as agreed between Hartcourt and Equis. As of December 31, 2002, Hartcourt and its affiliates sold 30 copies of the English Equis's licensed products for HK$121,752 (US$15,609) and recorded data feed income of HK$27,420 (US$3,515) for MetaStock products, since the inception of this agreement. The beta testing for the Chinese language program has been completed and Hartcourt will start its marketing and sales in 2003.

YesMobile Inc. incorporated in Hong Kong, is currently a leading Chinese Wireless Application Protocol (WAP) portal with open-standard and multi-platform compatibility in Asia. Sinobull.com HK Ltd. (Sinobull HK) has signed a revenue sharing agreement with YesMobile whereby, Sinobull HK agreed to provide financial contents to YesMobile in China. The data will include real time stock quotes, commodities and currencies contracts, economic news, commentaries and research reports. Pursuant to the terms of the agreement, Sinobull HK will share 70% of the revenues received and YesMobile will share 30% of the revenue received from the users of the Wireless Application Protocol (WAP) portal and the Short Message Service (SMS) of YesMobile. Users will access these contents via their mobile phones, as well as PDAs and other wireless devices. YesMobile is currently providing these services to over 105 million users of China Mobile. As of March 10, 2003, Sinobull HK has not received any revenues under the revenue sharing agreement.

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

AI-Asia Inc. ("AI-Asia"): On August 20, 2001, Hartcourt established a new wholly owned subsidiary AI-Asia Inc. to hold and develop assets of the Media Services Group. AI-Asia's objective is identify, develop, and maintain first-mover technologies, products and services for corporate and consumer Internet deployment. AI-Asia plans to provide its clientele with a comprehensive range of Internet enabling solutions, preparing them to participate in the rapidly emerging streaming and broadband communications revolution. AI-Asia will create synergy not only among its streaming technology companies but will coordinate with other Hartcourt Groups. To achieve this objective, in January 2002, AI-Asia purchased Logicspace Asia from third party to conduct Internet services including web page design, system architecture and solution implementation. To facilitate the merge and acquisition work in China, in August 2002, AI-Asia established AI-Asia (Shanghai) Co., Ltd., its wholly owned subsidiary in Shanghai China.

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

LogicSpace Limited ("LogicSpace"): LogicSpace, a wholly-owned subsidiary of StreamingAsia Limited, is an Internet consulting and web application development company that provides a wide range of Internet services including web page design, system architecture and solution implementation. LogicSpace offers cost-effective and one-stop shop Internet solutions that enable companies to achieve smooth results in doing business on the Internet. Solutions include top-notch eBusiness & Internet consultation, B2B/B2C Portal Development & Implementation, Web-Based & Wireless application design and "know-how" implementation. The operating results of LogicSpace are consolidated with StreamingAsia Limited in the accompanying financial statements as of December 31, 2002

SyndicateAsia Limited ("SyndicateAsia"): SyndicateAsia, is pioneer in content distribution, providing the marketplace for exchanging, managing and distributing content media across the Asian region. The revolutionary SyndicateAsia platform offers flexibility to providers and content buyers to transform formats (Web to WAP) and exchange content, including text, graphical, audio and video, across a wide range of sources in the Asia region. SyndicateAsia's mission is to serve as the bridge between the content providers and end users by providing the foremost syndication solution for delivery of multi-media content on cross devices and platforms, including the World Wide Web, wireless, and streaming media. In December 2000, the StreamingAsia Group issued 50% of the enlarged share capital of SyndicateAsia to Hartcourt. On December 30, 2000, as part of the reorganization of the StreamingAsia Group, the entire beneficial ownership in the share capital of SyndicateAsia was transferred to China Top Worldwide Limited ("China Top"), a company incorporated in the British Virgin Islands. As a result of the transfer Hartcourt owned 50% of the ownership interest in China Top.

On May 16, 2001 Hartcourt took control over the management and operations of Asia Top and China Top, and signed a Term Sheet Agreement to acquire an additional 35% ownership interest in Asia Top and China Top. On August 9, 2001, Hartcourt closed the escrow and completed the acquisition of an additional 35% ownership interest in Asia Top and China Top for a total purchase consideration of HK$800,000 (US$102,564). On April 1, 2002, Asia Top and China Top ceased operations and transferred its 85% ownership in StreamingAsia Limited and Syndicated Asia Limited to Hartcourt Companies Limited. The accompanying financial statements at December 31, 2002 reflect Hartcourt's ownership of 85% of the StreamingAsia Limited and Syndicate Asia Limited and its results of operations from the date of acquisition are consolidated with Hartcourt. StreamingAsia Limited, Logicspace Limited and SyndicateAsia Limited ceased their operation as of June 30, 2002.

eMPACT Solutions, Inc. ("eMPACT") - eMPACT, development stage enterprise, an e-commerce systems management and consulting company, specializes in providing back-office infrastructure for Internet companies. The services include technology selection, system design and management, transaction performance monitoring, resource utilization tracking and security monitoring. On April 30, 2000, Harcourt executed a Subscription Agreement and Investment Representation and agreed to subscribe and purchase three hundred (300) shares of Class B Convertible Preferred Stock, par value $0.001 per share of eMPACT for $300,000. Hartcourt has determined that at this time to increase its investment in eMPACT would not be advantageous to the company or its shareholders. On January 7, 2002, eMPACT received $7,500,000 as the second round of funding from the venture capital partners for further expansion of the company's Internet related business. The accompanying financial statements at December 31, 2002 reflect Hartcourt's investment in eMPACT of $300,000.

Beijing Total Solution System, Ltd. ("TSS"): On September 15, 2000, Hartcourt and TSS signed a Term Sheet Agreement to form a Joint Venture Company (JVC) called TSS Streaming, Ltd to develop broadband enabling technology for internet broadcasting market and develop world leading web-casting solution and global market. Hartcourt agreed to contribute $2.4 million for 60% ownership interest in the JVC and TSS agreed to contribute all of its tangible and intangible assets of its existing operations in China for its 40% ownership interest in the JVC. On December 1, 2000, Hartcourt and TSS signed a loan agreement and Hartcourt advanced $70,000 as a loan to support TSS's 2000 marketing plan, convertible into for the ownership of 5% shares of TSS. Upon contribution of the remaining $2,330,000, Hartcourt could acquire the additional 55% shares of the JVC. Hartcourt has not converted its loan into an investment of 5% in TSS. Hartcourt has not exercised its right to subscribe for the additional 55% of the ownership interest in the JVC and such right has subsequently been lapsed. The accompanying financial statements reflect Hartcourt's loan of $70,000 to TSS as of December 31, 2002. Hartcourt does not intend to acquire any ownership interest in TSS at this time

HARTCOURT CAPITAL GROUP:

On August 8, 2000, Hartcourt established Hartcourt Capital Inc, a wholly owned subsidiary, to act as a bridge between high-growth Chinese companies and the

U.S. capital markets. On January 25, 2002, Hartcourt Capital Inc. purchased Sinobull.com Limited from Sinobull Group as its wholly owned subsidiary and changed its name to Hartcourt Capital Limited. On July 1, 2002, Hartcourt Capital Inc. purchased Fintel International Limited from third party as its wholly owned subsidiary and changed its name to Hartcourt Capital Asia Limited. Hartcourt Capital Ltd. and Hartcourt Capital Asia Limited were aiming at the Hong Kong venture capital market and Asian capital market respectively. To cut-down costs and to get closer to our potential acquisition target, in July 2002, Hartcourt established Hartcourt Investment Management (Shanghai) Co., Ltd, a wholly owned subsidiary of Hartcourt Capital Inc to act as its executive office.

E-LEARNING GROUP:

On June 18, 2001, Hartcourt executed a Revenue Sharing Agreement in cooperation with Northern Jiaotong University and California State University-Fullerton to jointly develop education projects and introduce American career training courses and post-graduate business programs in China. The project offers prestigious American education programs in China, utilizing one of the first online education licenses awarded by China's Ministry of Education. The project offers both certificate and degree programs with courses designed for relevance in today's business world. Coursework will be offered initially in the classroom and later expanded online. Hartcourt plans to extend its program to other potential partners and institutions in the future. Hartcourt has advanced $100,000 towards the working capital for its investment in this project as of December 31, 2002. The accompanying financial statements as of December 31, 2002 reflect Hartcourt's investment of $100,000 in the education project. The total financial commitments of Hartcourt and terms of payment on this project are currently being negotiated between the parties and expect to be finalized by May 30, 2003.

OTHER VENTURES:

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

However, on October 21, 2002, Hartcourt has decided to distribute 5 million shares of ETCI that it still retained as dividends to all of its shareholders. Furthermore, on October 23, 2002, Hartcourt and ETCI has completed an agreement in which Hartcourt agreed to return to ETCI 12,895,579 shares of ETCI in exchange for 2 promissory notes of $1,250,000 and $140,595 plus 4,756,058 shares of HRCT held by ETCI and its shareholders. As a result, as of October 23, 2002, Hartcourt no longer has any interest in ETCI.

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

PYR Management LLC ("PYR") - On January 26, 2000, Hartcourt completed a private placement of 227,445 Units, each unit consisting of a Class I and a Class II Warrant, to PYR for $3,000,000 pursuant to a Regulation D Subscription Agreement. On January 27, 2000, Hartcourt received $2,743,000 from PYR to be used for working capital requirements of Hartcourt. On February 4, 2000 Hartcourt filed a Form 8-K with the SEC. On February 21, 2001, Hartcourt and PYR Management entered into a Letter Agreement whereby the parties agreed on the maximum number of Units PYR can receive under the reset provisions of the Subscription Agreement. Pursuant to the terms of the agreement, the quantity of Units and the exercise price of the warrants will no longer reset. The final amount of Units that can be issued shall be 4,000,000 shares of common stock and 4,000,000 Class I Warrants. The cap amount shall be 8,000,000 shares of common stock (on a "post-split" basis) including Class I warrants. As a result of reset calculations, Hartcourt issued on March 6, 2001 an additional 930,784 shares and on May 18, 2001 an additional 1,035,308 shares of common stock for a total of 4,000,000 shares as December 31, 2002 and 4,000,000 warrants exercisable at $0.69375 per share of common stock. No warrants have been exercised to convert into common shares as of March 10, 2003.

Edda Limited ("Edda"): On December 26, 2000, Hartcourt and Edda signed a Stock Sale Agreement (Agreement) whereby Hartcourt agreed to sell 4,000,000 restricted shares of its common stock as a block to Edda at the agreed price of fifty cents ($0.50) per share. Pursuant to the terms of the Agreement, Hartcourt will deliver to Edda the requisite number of common shares restricted under the Rule 144 of SEC regulations upon receipt of the full and complete purchase price in the amount of $2,000,000. On October 31, 2001, Hartcourt issued an additional 1,363,636 common shares valued at $0.22 per share for a subscription receivable of $300,000. On March 4, 2002, Hartcourt and Edda signed a new Stock Sale Agreement whereby Hartcourt agreed to sell 5,000,000 restricted shares of its common stock as a block to Edda at the agreed price of twelve cents ($0.12) per share or $600,000. The accompanying financial statements reflect that Hartcourt received $2,326,819 from Edda as of December 31, 2002.

However, during the 2002 audit, Hartcourt found that the issued share prices should have been calculated differently according to the agreement and its addendum. Therefore, the correct price of 4,000,000 restricted shares issued on December 26, 2000 and the 1,363,636 restricted shares issued on October 31, 2001 and 5,000,000 restricted shares issued on March 4, 2002 should have been $0.28, $0.095 and $0.085 per share respectively. As a result, Hartcourt has adjusted the additional paid-in capital and subscription receivable respectively.


Enlight Corporation ("Enlight"): On May 9, 2002, Hartcourt and Enlight signed a Stock Purchase Agreement whereby Hartcourt agreed to sell 5,000,000 restricted shares of its common stock as a block to Enlight at the price of eight cents ($0.08) per share. However, as Hartcourt share price kept decreasing, the two sides have agreed to revise the agreement on 10 October 2002. Pursuant to the terms of the new agreement, Enlight will purchase $1,000,000 worth of common shares of Hartcourt, restricted under Rule 144 and/or Reg S regulation, at a discount to current market price. As of December 31st, 2002, Hartcourt has received $899,400 from Enlight and agreed to issue 2,417,520 restricted shares to Enlight each month starting January 2003.

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

Portal competition - Our competition with respect to user traffic, ease of use and functionality include:

   o Chinese language based Web search and retrieval companies such as Yahoo! China, Sina.com. Netease, Sohu, Shanghai Online, ChinaByte and Netvigator;
   o English Language based Web search and retrieval companies such as Infoseek, Lycos, Yahoo! and Microsoft Network (MSN); and
   o Retreival services and products offered by AltaVista, HotWired Venture's and Open Text.

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

Severe acute respiratory syndrome epidemic

The severe acute respiratory syndrome, or SARS, now shows 111 deaths and 2,781 cases worldwide according to the latest World Health Organization ("WHO") figures from April 10 2003. The sickness is believed to have started in the southern Chinese province of Guangdong last November and has spread fast to the whole world especially in Mainland China and Hongkong. Although it is said to be under of control, it has caused recession for Asian tourism. Numerous trips have been postponed, hotel bookings have been cancelled and events are being rescheduled. Tourism is feeling the consequences of the conflict in Iraq but it is more by fears of a deadly form of pneumonia, originated in southern China, that people change their plans. This disease may affect the communication and travel much, which may result negative impact in our business. As how soon will this epidemic be thoroughly resolved is un-predictable, and how sever will it affect to the economic, we are unable to forecast the degree of the adverse effect on our business and operation.

Patents, Trademarks and Licenses

Hartcourt  does  not  have  any  patents,  trademarks,   licenses,   franchises,
concessions or royalty agreement.

Employees

Hartcourt currently employs nine (9) full-time employees at its principal executive offices located in Shanghai, China. The executive offices provide corporate administrative and advisory services to other Hartcourt subsidiaries and affiliates. FTL and its subsidiaries employs at its one site located in Hong Kong four (4) full-time employees, comprising of one (1) engineer and technicians and three (3) office/administrative personnel. Sinobull Information employs thirty-eight (38) full-time employees at all four of its locations consisting of fourteen (14) engineers, programmers and technicians, and twenty-four (24) sales, office and administrative personnel.

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

Subsequent Events

On February 14, 2003, Hartcourt signed a definitive agreement to purchase of 45% of all of the interest of HuaQing Corporation Development Co. Ltd. and HuaQing Economics Development Co. Ltd. ("HuaQing"), for a total consideration of $2,202,545. The purchase price will be paid by issuance of 15,960,474 restricted common shares of the Registrant. HuaQing, founded in 1992 in Shanghai, China, specializes in the niche DIY (do-it-yourself) PC marketing and distribution. The company owns and operates 9 DIY stores in Shanghai area, helping customers build their own PCs with components, technology and after sales support provided by HuaQing. Huaqing was officially promoted as one of the top 100 Hi-Tech enterprises by the Shanghai Government's Science and Technology Commission in 2001 and 2002. It was recently voted by IDG's Computer World (China) as one of the Top 100 Computer Marketing Companies in China.

Hartcourt Capital, Inc., wholly-owned subsidiary of Hartcourt launched a bi-monthly magazine called China Report on March 4th, 2003. The first issue has a circulation of 20,000 copies, distributing directly to the investment community including investment banking firms, fund managers, venture capitalists and brokerage houses throughout the US, Europe and Asia. The magazine will also be available via website, www.china-report.net, and through weekly E-mails to registered readers starting May 2003. The objective of the magazine is to provide investors with updates and analysis on the fast-changing investment environment and opportunities in China.

As of March 31 2002, Hartcourt has received the remaining fund from Enlight to satisfy the totaling funding requirement $1,000,000.

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

Item 2.  Description of Property

Hartcourt's principal executive offices are located at Suite 1310, China VentureTech Plaza 819 Nanjing Xi Road, Shanghai, China, 200041. The premises consist of approximately 116 square meter of office space with a reception room, two office rooms and a file room. Hartcourt is leasing these premises from an unaffiliated party and occupied these premises since October 20, 2002. The lease term is for 1 year commencing on October 20, 2002 and the monthly rent amounts to $1,566 with no escalation of monthly rent during the lease term.

As of April 1, 2003, FTL leases a net total of 1,289 square feet. at the monthly rental of HK$23,500 with tenancy expires on July 31, 2004. After sub-leasing further 250 square feet to third parties, total area in use is 1,039 square feet with net rental of HK$18,200(US$2,333) per month.

Sinobull Information leases its four office premises in various cities in China consisting of approximately 370.4 square meters. Lease terms range for up to two years period commencing from May 20, 2001 to December 14, 2004 at the rate of RMB20,515 (US$2,483) per month.

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


Item 3.  Legal Proceedings.

Comerica Bank of California v. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of Pego's alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgment of approximately $635,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt. The case is ongoing and the Company has not accrued any of the guaranteed payments in its financial statements as of December 31, 2002.

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

In Apollo Financial Network, LLC v. The Hartcourt Companies, Inc., Los Angeles Superior Court Case No. BC 245398, filed on February 21, 2001,

Apollo Financial Network filed an action for breach of contract arising out of a consulting agreement, which was canceled in January 1999. The matter was settled when the Company stipulated to entry of judgment against it in the amount of $11,500.00, which represented an amount less than the projected costs of defense. Judgment in such amount was entered against the Company on November 20, 2002. The case is ongoing and the Company has not accrued any of the guaranteed payments in its financial statements as of December 31, 2002.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The common stock is quoted on the bulletin board maintained by the National Association of Securities Dealers, Inc. The following table sets forth the range of high and low market price for the common stock during the three most recent years calendar quarters ended December 31, 2002, 2001 and 2000:

--------------------------------- -------------- --------------
                                    High            Low
--------------------------------- -------------- --------------
Quarter ended March 31, 2000        9.56            5.62
--------------------------------- -------------- --------------
Quarter ended June 30, 2000         6.47            2.28
--------------------------------- -------------- --------------
Quarter ended September 30, 2000    4.31            2.53
--------------------------------- -------------- --------------
Quarter ended December 29, 2000     2.86            0.47
--------------------------------- -------------- --------------
Quarter ended March 31, 2001        2.12            0.53
--------------------------------- -------------- --------------
Quarter ended June 29, 2001         0.74            0.31
--------------------------------- -------------- --------------
Quarter ended September 28, 2001    0.51            0.18
--------------------------------- -------------- --------------
Quarter ended December 29, 2001     0.63            0.17
--------------------------------- -------------- --------------
Quarter ended March 31, 2002        0.41            0.16
--------------------------------- -------------- --------------
Quarter ended June 30, 2002         0.25            0.05
--------------------------------- -------------- --------------
Quarter ended September 30, 2002    0.10            0.05
--------------------------------- -------------- --------------
Quarter ended December 31, 2002     0.10            0.05
--------------------------------- -------------- --------------

The above prices were obtained from the Yahoo.com. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On December 31, 2002, there were broker-dealers publishing quotes for the common stock.

Holders

At February 6, 2003, Hartcourt had approximately 700 holders of record of its common stock.

All of the Hartcourt's issued stock has been issued pursuant to Rule 144 of the Securities Act and could come into any market that exists under Rule 144.
Approximately 18,179,377 and 2,999,905 outstanding Rule 144 shares held by principal and directors exist at December 31, 2002 and 2001, respectively.

Dividends

Each shareholder of record on March 31, 1999 received one (1) share of Enova for every four (4) shares of Hartcourt common stock.

Each shareholder of record on October 21, 2002 received one (1) share of ETLK for every seventeen point twelve (17.12) shares of Hartcourt common stock.

Warrants

At March 10, 2003, there were 4,413,530 outstanding warrants to purchase 4,413,530 shares of common stock at $.001 par value, ranging from $0.69 - $15.52 per share. During 2001, no warrants were converted into shares of common stock.

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

On October 31, 2001 and November 11, 2001, Hartcourt issued 1,363,636 and 4,000,000 restricted shares of common stock to Edda Limited valued at $1,249,545 for raising working capital.

On December 31, 2001, Hartcourt cancelled 4,000,000 shares of common stock issued to Thomas Kwok valued at $11,000,000. The shares were cancelled due to non-receipt of $11,000,000 previously recorded as subscriptions receivable from Thomas Kwok.

During 2002, Hartcourt issued 3,357,000 shares of common stock valued at $354,810 to various consultants for their professional and legal services.

During 2002, Hartcourt issued 3,774,513 shares of common stock valued at $534,400 to officers and directors in lieu of compensation and services, included in which, 1,245,793 shares issued to Dr. Alan Phan in lieu of his 2001 compensation of $250,000.

On 23 April 2002, Hartcourt issued 5,000,000 restricted shares of common stock to Edda Limited valued at $425,000 for raising working capital.

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

Plan of Operation

The Hartcourt Companies, Inc. is a holding and development enterprise that is building a broad network of Internet, media, and telecommunication companies in Greater China. In partnership with leading Chinese entrepreneurs and government-sponsored entities, Hartcourt is developing and investing in emerging technologies while building an integrated commercial framework for its subsidiaries and their partners. Hartcourt's operative business strategy is designed to establish market-leading position and facilitate a series of venture divestitures via IPO or public mergers in its five main business divisions to fully realize the value of these assets for its investors. The four business divisions are Sinobull Financial Group, Media Services Group, E-learning Group and Hartcourt Capital.

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

Results of Operations

Comparison of the fiscal years ended December 31, 2002 and December 31, 2001.

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

The operations of Hartcourt for 2002 primarily consisted of operations of FTL (58.53% ownership interest), StreamingAsia (85% ownership interest), Sinobull (wholly-owned subsidiary), AI-Asia (wholly-owned subsidiary) and Hartcourt Capital, Inc. (wholly-owned subsidiary) and its investments and advances to entities in China, Hong Kong and US. ElephantTalk (51% ownership interest) and HCTV (66.7% ownership interest) were disposed-off as of September 30, 2002 and June 30 2002 respectively. The operations of Hartcourt for 2001 primarily consisted of operations of FTL (58.53% ownership interest), StreamingAsia (85% ownership interest), ElephantTalk (51% ownership interest), Sinobull (wholly-owned subsidiary), HCTV (66.7% ownership interest), AI-Asia (wholly-owned subsidiary) and Hartcourt Capital, Inc. (wholly-owned subsidiary) and its investments and advances to entities in China, Hong Kong and US.

Net sales and cost of sales. The Company recorded net sales of $1,137,011 in year 2002, compared to $10,621,205 in 2001. Net sales primarily consisted of sales of wireless pagers, rental of equipment, and the related Internet and telephone services provided by FTL; real-time financial data services provided by Sinobull Financial Information using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities to its customers in China; and StreamingAsia providing web hosting and software development services in audio and video delivery or streaming solutions. The significant drop in sales of 2002 when compared to 2001 is mainly due to the fact that Hartcourt has disposed ETLK of in October 2002. The sales of Elephant Talk covered 72% more of the total sales in 2001. Moreover, the financial sector has been affected badly by the stock market downturn. As a result, most banks and brokerage houses have reduced their spending on data services, causing additional price-cutting among competitors. Cost of sales included cost of capacity associated with the sales recognized from providing telecommunications services, costs associated with in acquiring data-feed from Honk Kong Stock Exchange and various commodities exchanges in China via TV channels and satellite transmissions, equipment rental in providing event real-time Internet broadcasting and on-demand multimedia content delivery and total web solutions. The increase in operating margin is mainly due to the higher margin in financial sector, compared to lower margin in tele-communication services rendered by Elephant Talk only included in 2001.

Selling, general and administrative expenses. SG&A expenses amounted to $2,774,011 for 2002 compared to $7,379,192. Apart from dispose off subsidiaries in 2002, the decrease in SG&A is primarily attributed to reduction in consulting, legal and administrative costs incurred in 2002 as compared to that in 2001. Hartcourt completed the acquisition of Elephant Talk Limited in May 2001, which required significant legal and administrative expense to complete the acquisition. Hartcourt has taken drastic cost cutting measures and deliberately slowed down the development process of all projects on hand.
Included in the SG&A expenses in 2002, the Company made bad debt provision amounted to $1,115,963 against these doubtful accounts for prudent purpose. The Company recorded an impairment of $1,563,040 during 2002 to write down certain intangible assets and its investments in Sinobull Group, FTL Group and Streaming

Asia Group. Such expense was not included in the SG&A for the year ended 2002. Hartcourt continued to eliminate less productive units, reduced consulting and legal costs associated due to restructuring of the Company's business in Hong Kong and China.

Impairments. Impairments in year 2002 amounted to $1,563,040 compared to $1,785,262 in the year 2001. As of 31 December 2002, except for Sinobull Group, Hartcourt wrote-off all the goodwill on acquisition of subsidiaries.

Gain on disposal of discontinued operations. Gain on disposal of discontinued operation in 2002 consist of the realized gain of $1,284,048 for disposal of ETCI, and the gain of $659,653 for disposal of HCTV and Topomedia. Hartcourt disposed of the operations of UAC Exchange in 2001 and recognized a gain of $1,060,371.

Loss from discontinued operations. Hartcourt discontinued the operation of ETLK, HCTV and Topomedia during 2002 and incurred $1,020,252 in losses from discontinued operations. The loss in 2001 represents the losses from discontinued operation of UAC exchange.

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

Liquidity and Capital Resources

Hartcourt's principal capital requirements during 2002 were to fund the acquisitions of growth oriented Internet related operating companies in China and Asia. Hartcourt raised substantial funds necessary to carry out its plans of acquisitions by selling its own restricted common shares to accredited investors and bringing in business partners whose contributions included the necessary cash.

As shown in the accompanying financial statements, Hartcourt incurred net losses of $2,550,002 and $5,329,408 for the years ended December 31, 2002 and 2001, respectively. In addition, Hartcourt's working capital deficit of $2,155,058 is not adequate to meet its minimum monthly expenses. These factors, as well as negative cash flows from current operations of $1,852,669, Hartcourt's inability to meet debt obligations, and the need to raise additional funds to accomplish its objectives, create substantial doubt about Hartcourt's ability to continue as a going concern.

Hartcourt has taken certain restructuring steps, which in the management's opinion will provide the necessary capital to continue its operations. These steps included: 1) the settlement of certain matters of litigation and disputes; and 2) signed stock sale agreements with accredited investors to raise in excess of $1,000,000. The Company plans to actively seek funding sources once Hartcourt is able to discontinue and dispose-off all non-profitable assets by selling or spinning-off or restructuring to minimize loss or liability.

Operating activities. The net cash used by operating activities in 2002 amounted to $1,852,669 compared to $1,462,551 in 2001. The net increase in operating activities resulted primarily due to more payments on settle of liabilities in

2002 compared to 2001. It resulted also due to the increase of minority interest offset by increase in depreciation and amortization, increase in shares issued in lieu of compensation and services and other changes in operating activities. In addition, the increase of the cash used in discontinued operations also contributed much to the operational cash flow.

Investing activities. Net cash obtained in investing activities amounted to $2,538,962 during 2002 compared to net cash used of $338,950 during 2001. Net cash flow in during 2002 primarily resulted from the proceeds on notes receivable of $1,039,389 and the proceeds from disposal of investment of $1,597,450. Net cash used in investing activities in 2001 is mainly due to the payment of $823,585 in notes receivable, purchase of property and equipment of $51,721, offset by cash of $690,202 acquired in acquisitions of ElephantTalk, Sinobull Group and StreamingAsia.

Financing activities. Net cash used by financing activities amounted to $878,554 in 2002 compared to net cash provided by financing activities of $1,984,912 during 2001. Hartcourt paid $7,986 for the loans due to related parties, paid $265,691 in net from issuance of common stock and adjustment of share price during 2002, proceeds from shareholders' loan $139,865, made payments on factor $198,205, made payments on long-term debt of $433,299, and made payments on capital lease of $113,238. During 2001, Hartcourt raised $1,988,501 from issuance of common stock, made payments on loans due to related parties amounting to $865,048, made payments of shareholders loans of $999,436, and proceeds of long tern debt of $1,619,807.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 15, 2002, Hartcourt engaged Loral International ("Loral") Certified Public Accountants, as the Hartcourt's independent accountants to report on the Company's consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint Loral was approved by the Registrant's Board of Directors. During the two most recent fiscal years, Hartcourt had not consulted with Loral regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Hartcourt's financial statements, and either a written report was provided to Hartcourt or oral advice was provided that Loral concluded was an important factor considered by Hartcourt in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions in Item 304 of Regulation S-K, or a reportable event, as that term is defined in
Item 304 (a) (1) (iv) or Regulation S-K.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information about the directors and executive officers of Hartcourt.

Name                  Age   Position                         Dates Held

Dr. Alan V. Phan      57    Chairman of the Board            Since November 1993

Mr. David Y. Chen     34    Director,                        Since August 2002
                            Acting Chief Executive Officer and
                            Principal Accounting Officer

Mr. Stephen Tang      56    Director                         Since July 2001

Dr. Billy Y N Wang    38    Director                         Since October 2002

Mr. Anthony W J Qiao  33    Director                         Since October 2002

Dr. Alan V. Phan is the founder of Hartcourt and has been Chairman since November 1993. Dr. Phan held the positions of President and Chief Executive Officer of Hartcourt at various times until December 2001.He is also the founder of Hartcourt Investments and Hartcourt Pen. From 1986 to 1993, Dr. Phan was the owner of Hartcourt Consulting, an engineering, equipment and technology exporter to Asia and South America. From 1981 to 1986, Dr. Phan served as Executive Vice President of EM Kay Group, which is an international aircraft leasing company, as well as owner of Village Bank of New Jersey and Magic Marker Industries. From 1975 to 1981, Dr. Phan was the owner of Alpha Development, a California real estate development company; and UBI Business Brokers of Orange County, a real estate and business brokerage office. From 1970 to 1975, Dr. Phan was Area Manager for Eisenberg Group, an Israeli conglomerate, specialized in trading and manufacturing of industrial and consumer products. Dr. Phan received his academic training and degrees in Environmental Engineering from Pennsylvania State University in 1967, and Sussex College of Technology in 1975.

On August 21 2002, Hartcourt announced that its Board of Director has accepted the resignation of Dr. Wallace Ching as its DEC, and has appointed Mr. David Chen, its President, to be Acting CEO. On March 27, 2002, Board of Director has appointed Mr. David Chen to be the Company's new President & Chief Executive Officer. David Y Chen joined Hartcourt in 2001 as President of Sinobull Media Group and Executive Vice-President Hartcourt Capital Limited, and currently serves as acting Chief Executive Officer and Principal Accounting Officer of the company. Mr. Chen has over 10 years experiences in TV broadcasting, publishing, Internet and technology. From 2000 to 2001, Mr. Chen served as the Chief Executive Officer and Executive Director of V2 Technology Inc. for Greater China. From 1999 to 2000, Mr. Chen served as the Managing Director for Greater China, Vice President of Marketing at HelloAsia Corporation (acquired by Brience
Inc). Prior to his technology experience, he was the Regional Marketing Director at CNN International and Sales Director for Greater China and Country Manager for Taiwan for Turner Broadcasting Systems - subsidiaries of AOL-Time Warner from 1995 to 1999. Mr. Chen received his Bachelor of Economics degree from Monash University, Australia in 1991.

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

Dr. Billy Y N Wang is currently President of NCH Corp China, a multi-national chemical company with subsidiaries in over 10 cities in China and more than 70 countries. From 1994 to 1997, Dr. Wang was the President of Xibic Enterprises Ltd and Senior Consultant at WCE specializing in international business development and technology transfer. From 1991 to 1997, Dr. Wang served as the Advisor for Office of International Trade of Washington DC. Dr. Wang obtained his Masters and Doctorate degrees in Chemical Engineering from University of Virginia in 1990, and Bachelors degree from University of Massachusetts in 1986.

Mr. Anthony W J Qiao has over 12 years of legal experiences and is currently the Managing Partner at ZhongLun Law Firm's Shanghai office, one of the most established commercial law firm in China. From 1990 to 1994, Mr. Qiao served with Shanghai Superior People's Court, and various Government departments. Mr. Qiao's area of practice includes banking, finance, mergers & acquisitions, real estate, and foreign direct investment. Mr Qiao obtained his Bachelors degree in Law from East China University of Politics & Law in 1987, and Master's degree in Law from Fudan University Law School in 1999. Mr. Qiao was visiting scholar at Wisconsin University Law School and New York University Law School in 1999 and 2000. Mr. Qiao passed China Bar qualification exam in 1992.

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

Class A Preferred Stock

The 10,000,000 shares of authorized and unissued Class A Preferred Stock may be split with such designations, powers, preferences and other rights and qualifications, limitations and restrictions thereof as the Company's Board of Directors elects for a given series. No Class A preferred stock was issued and outstanding as of December 31, 2002 and 2001, respectively.

Series A 9% Convertible Preferred Stock
---------------------------------------
Non-voting convertible preferred stock, 4,000 shares authorized with a stated value of $1,000 per share. Holders of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series A convertible preferred stock is subject to redemption at any time, at the option of Hartcourt, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends to the date of redemption. No Series A convertible preferred stock was issued and outstanding at December 31, 2002 and 2001, respectively.

Series B 9% Convertible Preferred Stock
---------------------------------------
Non-voting convertible preferred stock, 2,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series B convertible preferred stock is subject to redemption at any time, at the option of Hartcourt, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. No Series B convertible preferred stock was issued and outstanding at December 31, 2002 and 2001, respectively.

Series AB 9% Convertible Preferred Stock
----------------------------------------
Non-voting convertible preferred stock, 25,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series AB convertible preferred stock is subject to redemption at any time, at the option of Hartcourt, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. Holders of Series AB convertible preferred stock may convert their shares into fully paid non-assessable common stock of Hartcourt. No Series AB convertible preferred stock was issued and outstanding at December 31, 2002 and 2001, respectively.

Series C Redeemable Preferred Stock
-----------------------------------
Non-voting, non-participating redeemable preferred stock, 1,500 authorized, with a par value of $1,000 per share. Series C preferred stock is junior to the original preferred stock and any other class or series of capital stock of the Company which are specifically ranked senior (senior securities). Series C preferred stock is redeemable at any time, at the discretion of the Company, at a redemption price of $1,000 per share. No Series C redeemable preferred stock was issued and outstanding at December 31, 2002 and 2001, respectively.

Series D Convertible Preferred Stock
------------------------------------
Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at a par with holders of Hartcourt's common stock, as if the Series D Convertible Preferred Stock had been converted in common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its holder, at any time, into a number of shares of common stock of Hartcourt at a conversion rate equal to $1,000 divided by the market price of Hartcourt's common stock. The Series D Preferred Stock was retired in March 1999, in connection with the sale of a 30% interest in ECS to Mr. James Pruzin. No Series D convertible preferred stock was issued and outstanding at December 31, 2002 and 2001, respectively.

By virtue of the activities in founding and organizing Hartcourt, as well as his beneficial ownership of its voting securities, Dr. Phan may be deemed to be a "promoter" of Hartcourt.

Item 10.  Executive Compensation.

The following summary compensation table sets forth certain information regarding compensation, required to be paid pursuant to an employment agreement during each of the three years ended December 31, 2002, 2001 and 2000 to the person serving as Hartcourt's Chief Executive Officer:

Name and Principal Position                        Fiscal Year    Annual Salary
---------------------------                        -----------    -------------
Mr. David Y. Chen, Acting Chief Executive Officer    2002            $120,000

Dr. Alan V. Phan, Chief Executive Officer            2001            $250,000
                                                     2000            $      1

On June 1, 2002, Hartcourt entered into an employment agreement with David Y. Chen, Acting Executive Officer, regarding the terms of his employment. This agreement has a one-year term ending May 31, 2003. The agreement provides for an annual salary of $120,000 plus an option to purchase 2 million shares of Hartcourt common stock at a price of 10 cents a share being applicable for a 12 months period from the date of issuance. Fifty percent (50%) of Mr. Chen's annual salary is payable in cash and the balance is payable in shares of common stock of Hartcourt. The conversion price is the average 20-day market price on the first day of each month for the salary owed that month. During the year 2002, Mr. David Chen received 450,000 shares valued at $31,500 and $10,000 in cash for his compensation.

Hartcourt was obligated under the employment contract with Dr. Alan Phan to provide salary, bonuses, and other fringe benefits through December 31, 2001. Dr. Phan's employment agreement expired on December 31, 2001 and was not renewed. Annual base salary payable to Dr. Phan under the contract was $250,000 per annum for fiscal years 2000 and 2001. Payments were to be made in equal monthly installments. In the event Hartcourt did not have sufficient cash flow to pay compensation in cash, Dr. Phan had the option to accept Hartcourt's restricted common shares for the same amount of compensation. Share price was to be calculated at 50% of the market trading bid price on January 1st of the year of employment. During the year 2001, Dr. Phan agreed to receive compensation of 1,245,793 shares of common stock valued at $250,000 as salary for the year ended December 31, 2001. During the year 2000, Dr. Phan agreed to receive $1 in compensation as his salary. On September 10, 2002, Hartcourt entered into consulting agreement with Dr. Alan Phan, regarding the terms of his consulting service. This agreement has three-year term starting on January 1, 2002 and ending on December 31 2004. This agreement provides cash compensation of $1 for each year of services and plus an option to purchase 3 million common shares of the Company at the closing price of the first day of each year.

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

On April 12, 2000, Hartcourt entered into an employment agreement with Dr. Charlie Yang, Chief Executive Officer, for a term of three years of employment starting May 1, 2000. During the first year ending April 30, 2001, the agreement provides for an annual salary of $168,000 in cash plus an option to purchase 50,000 shares of Hartcourt common stock at the market price of May 1, 2000 exercisable within twenty-four (24) months of its grant. In the second and third year, the annual salary increases to $180,000 and $200,000 plus the option to purchase shares increases to 100,000 and 150,000 shares of common stock of Hartcourt as of May 1, 2001 and May 1, 2002, exercisable within twenty-four months of its grant. On June 1, 2001, Dr. Yang resigned from his position of Chief Executive Officer at Hartcourt. During 2001, Mr. Yang received $70,000 in salary and did not exercise his options to purchase 50,000 shares of Hartcourt common stock as of March 10, 2003.

In April 1995, the Company adopted a stock option plan (the Plan) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company. Under the Plan, incentive and non-qualified stock options may be granted to directors, officers and key employees to purchase up to 2,000,000 shares of common stock at an option price not less than the fair market value of the stock at the time the option is granted; the option period shall not exceed ten years from the date of grant. Except in the case of the death or disability of an option holder, vested options lapse 90 days following termination of continuous employment by Hartcourt. Vested options lapse one year after the death or disability of an option holder. In order to attract employees and consultants to render high-quality services under this stagnate stock market, the Board decided to remove the limitation on the number of shares of the option. As of March 10, 2003, options to purchase 5,320,000 shares of common stock were outstanding under the plan at exercise prices ranging from $0.10 to $5.75 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of December 31, 2002 with respect to persons known to Hartcourt to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of Hartcourt and by all directors and executive officers of Hartcourt as a group.

---------------- --------------------- ---------------------- -----------
Title of Class   Name & Address of     Amount and Nature of   Percent
                 Beneficial Owner      Beneficial Ownership
                                       (1)
---------------- --------------------- ---------------------- -----------
---------------- --------------------- ---------------------- -----------
Common stock     Dr. Alan V. Phan      2,361,679 (2)          2.7%
                 Room 902, No. 120,
                 Lane 100,
                 Zhongtan Road
                 Shanghai, China
                 200061
---------------- --------------------- ---------------------- -----------
Original                               1,000 (2)              100%
Preferred stock
---------------- --------------------- ---------------------- -----------
---------------- --------------------- ---------------------- -----------
Common stock     CEDE & Co.            66,380,599 (3)         74.9%
                 55 Water Street 2SL
                 New York, NY 10041
---------------- --------------------- ---------------------- -----------
---------------- --------------------- ---------------------- -----------
                 All Officers and      320,091                0.4%
                 Directors as a
                 group  (exclusive
                 of Dr. Alan V. Phan)
---------------- --------------------- ---------------------- -----------

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

Stock Option Plan

In April 1995, the Company adopted a stock option plan (the Plan) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10 year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. All options were granted at not less than fair value at the date of grant and have terms of 10 years. In order to attract employees and consultants to render high-quality services under this stagnate stock market, the Board decided to remove the limitation on the number of shares of the option.

The following table summarizes the activity in the plan:

                                                                 Weighted
                                              Number of          Average
                                                                 Exercise
                                               Shares             Price
                                           ----------------  ---------------
Shares under option at December 31, 2000            470,000      $      1.86
    Granted                                               -               -
    Exercised                                             -               -
    Canceled                                       (150,000)           (3.05)
                                           ----------------  ---------------
Shares under option at December 31, 2001            320,000      $      1.30
    Granted                                       5,000,000             0.27
    Exercised                                             -               -
    Canceled                                              -               -

Shares under option at December 31, 2002          5,320,000      $      0.33
                                           ================  ===============

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting standards No. 123, the Company's net loss and loss per share for the year ended December 31, 2002 and 2001, would not have been increased.

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

In connection with providing consulting services, on January 1, 2002, Hartcourt granted to Alan Phan, options to purchase 3,000,000 shares of Hartcourt stock at a price of $0.38 per share. The options expired on December 31, 2004. The options were issued at the fair market value on the date of issuance and, therefore, no expense was recorded.

To attract and stimulate qualified persons as substantial responsibility of officers, on June 1, 2002, Hartcourt granted to Mr. David Chen, Acting Chief Executive Officer, options to purchase 2,000,000 shares of Hartcourt stock at a price of $0.10 per share. The options expired on May 31, 2003. The options were issued over the fair market value on the date of issuance and, therefore, no expense was recorded.

Additional information relating to stock options outstanding and exercisable at December 31, 2002 summarized by exercise price are as follows:

                                   Outstanding               Exercisable
                          --------------------------- -------------------------
    Exercise                    Weighted Average               Weighted Average
      Price                     ----------------               ----------------
    Per Share    Shares   Life (Years) Exercise Price  Shares   Exercise Price
 -------------- --------- ------------ -------------- --------- --------------
 $1.00 to $5.75 5,320,000  0.5 to 5.5      $0.33      5,320,000      $0.33

Warrants

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

On May 16, 2001, Hartcourt and ElephantTalk (ET) executed a Sale and Purchase Agreement whereby Hartcourt acquired 51% ownership interest in ET for a total consideration of $4,194,000. Hartcourt issued 3,756,058 shares of common stock valued at $2,325,000 to the private owners of ET, executed a Promissory Note of $1,250,000, and issued 1,000,000 shares to ET for the 51% ownership interest. On October 23 2002, Hartcourt has decided to distribute 5 million shares of ETCI that it still retained as dividends to all of its shareholders. Furthermore, on October 23, 2002, Hartcourt and ETCI has completed an agreement in which Hartcourt agreed to return to ETCI 12,895,579 shares of ETCI in exchange for 2 promissory notes of $1,250,000 and $140,595 plus 4,756,058 shares of HRCT held by ETCI and its shareholders. As a result, as of October 23, 2002, Hartcourt no longer has any interest in ETCI.

On August 16, 2001, Hartcourt acquired an additional 35% ownership interest in Asia Top and China Top for a total consideration of HK$800,000 (US$102,564). The accompanying financial statements reflect Hartcourt's ownership of 85% in the StreamingAsia Group and its results of operations from the date of acquisition are consolidated with Hartcourt at December 31, 2001.

During 2002, Hartcourt issued 3,774,513 shares of common stock valued at $534,400 to officers and directors in lieu of compensation and services, included in which, 1,245,793 shares issued to Dr. Alan Phan in lieu of his 2001 compensation of $250,000.

As at December 31, 2002, Hartcourt has a $400,000 note receivable from Pego, non-interest bearing, payable upon demand and unsecured. As the Company is facing financial problem, Hartcourt made 100% bad debt provision in this regards.

                                    PART IV.


Item 13.  Exhibits and Reports on Form 8-K

The following list describes the exhibits filed as part of this Annual Report Form 10-KSB.

Exhibit No.           Description of Document
---------------------------------------------

2.01 Agreement and Plan of Reorganization, dated November 5, 1994 among Stardust, Inc.-Production-Recording-Promotion, Hartcourt Investments (USA) Inc. ("Hartcourt USA") and the shareholders of Hartcourt USA. (1)

2.02 Agreement and Plan or Reorganization dated December 1,1994 among Hartcourt USA. The Hartcourt Pen Factory, Inc.("Hartcourt Pen") and the Hartcourt Pen shareholder. (1)

2.03 Agreement between The Hartcourt Companies, Inc. and the shareholder of Pego Systems, Inc., "Stock Purchase Agreement", dated June 29, 1997 (4)

2.04 Agreement and Plan of Reorganization, dated October 28, 1997, between The Hartcourt Companies, Inc., Electronic Component and Systems, Inc., and Pruzin Technologies, Inc. (5)

3.01  Articles of Incorporation of Hartcourt, as amended. (1)

3.02  Bylaws of Hartcourt. (1)

3.03  Amendment to the Bylaws of Hartcourt. (1)

3.04  Amendment to the Articles of Incorporation of Hartcourt.

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

                                                  THE HARTCOURT COMPANIES, INC.



Date:  April 12, 2003                             By: /s/ Alan V. Phan
                                                  ----------------------
                                                  Alan V. Phan, Chairman




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                                 Date
---------                  -----                                 ----

/s/ David Y. Chen          President &                           April 12, 2003
-----------------          Acting Chief Executive Officer
David Y. Chen              Principal Accounting Officer, Director

/s/ Stephen Tang           Chief Operating Officer               April 12, 2003
-----------------          & Director
Stephen Tang

                       Report on the Financial Statements

                                       Of

                          The Hartcourt Companies, Inc.
                                And Subsidiaries








                               LORAL INTERNATIONAL
                              CPA & Advisor, L.L.C.
                   Member of the American SEC Practice Section

Main Address            : 234 Hudson Ave., #2882 Albany, New York 12210
                          Telephone: (518) 472-1789   Fax: (518) 472-1544
Hong Kong Address       : Suite # 908, Wing On Center,
                          111 Connaught Road, Central, Hong Kong
                           Telephone: (852) 2882-5699 Fax: (852) 2504-5336

                          The Hartcourt Companies, Inc.
                                And Subsidiaries



                    Audited Consolidated Financial Statements

                      For the Years Ended December 31, 2002



Contents                                                              Pages
--------                                                              -----
Auditor's Report.................................................         1

Balance Sheet....................................................       2-3

Statement of Operations..........................................       4-5

Changes in Stockholders' Equity..................................       6-9

Statement of Cash Flows..........................................     10-11

Notes to Financial Statements....................................     12-37

                    LORAL INTERNATIONAL CPA & ADVOSOR, L.L.C.

                   Member of the American SEC Practice Section
--------------------------------------------------------------------------------
Main Address            : 234 Hudson Ave., #2882 Albany, New York 12210
                          Telephone: (518) 472-1789   Fax: (518) 472-1544
Hong Kong Address       : Suite# 908, Wing On Center,
                          111 Connaught Road, Central, Hong Kong
                          Telephone: (852) 2882-5699 Fax: (852) 2504-5336
--------------------------------------------------------------------------------
                          Independent Auditor's Report

To  The Board of Directors of
       The Hartcourt Companies, Inc.
       19222 Pioneer Blvd., Suite 100
       Cerritos, California 90703

We have audited the accompanying consolidated balance sheets of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of loss and retained earnings, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 2001 were audited by another firm whose report dated April 12, 2002 expressed a qualified opinion (See Note #
2b).

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements refer to above present fairly in all material respects, the financial position of The Hartcourt
Companies, Inc. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in 2002 in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note # 2q to the financial statements, the Company has suffered recurring losses and negative cash flow from the operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note # 2q. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


Loral International CPA & Advisor, LLC.
New York, New York
April 14, 2003

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

ASSET
                                                    2002            2001
                                               -------------   -------------
CURRENT ASSETS
Cash and cash equivalents                      $      79,845   $     281,563
Accounts receivable, net of allowance                260,306       1,443,673
Inventory                                             16,464          15,882
Notes receivable                                     709,759         896,874
Prepaid expenses and other assets                     49,449         734,598
Due from related companies                              -          1,494,730
                                               -------------   -------------
TOTAL CURRENT ASSETS                               1,115,823       4,867,320
                                               -------------   -------------
PROPERTY & EQUIPMENT - NET                           474,521       2,445,432
                                               -------------   -------------
INVESTMENTS                                          430,000         400,000
                                               -------------   -------------
OTHER ASSETS
Goodwill, net                                        624,689       5,257,649
Intangibles, net                                     340,767       1,191,959
Investment in ETNS Singapore Pte., Ltd.                 -            209,490
Notes receivable                                    1,756,012      2,608,286
                                               -------------   -------------
TOTAL OTHER ASSETS                                 2,721,468       9,267,384
                                               -------------   -------------
                                               -------------   -------------
TOTAL ASSETS                                   $   4,741,812   $  16,980,136
                                               =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft                                 $        -      $      82,030
Accounts payable                                   1,342,284       4,607,238
Deferred revenue                                     209,333         616,254
Notes payable - current portion                       18,988       1,339,517
Capital lease liability                                 -             84,642
Due to factor                                           -            198,205
Due to related parties                             1,343,011       1,350,997
Accrued expenses and other current liabilities       357,265         478,216
                                               -------------   -------------
TOTAL CURRENT LIABILITIES                          3,270,881       8,757,099
                                               -------------   -------------
LONG-TERM LIABILITIES
Notes payable                                           -            433,299
Capital lease liability                                 -             28,596
                                               -------------   -------------
TOTAL LONG-TERM LIABILITIES                             -            461,895
                                               -------------   -------------
                                               -------------   -------------
TOTAL LIABILITIES                              $   3,270,881   $   9,218,994
                                               -------------   -------------
                  The accompanying notes form an integral part
                   of the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                                    2002            2001
                                               -------------   -------------
COMMITMENTS AND CONTINGENCIE                   $       -       $        -

MINORITY INTERESTS                                  561,720       2,280,199
                                               -------------   -------------
SHAREHOLDERS' EQUITY
Preferred Stock:

Original preferred stock, $0.01
 par value, 1,000 shares authorized,
 issued  and outstanding                                 10               10
Class A, 10,000,000 shares authorized,
 none issued and outstanding at
 December 31, 2002 and 2001, respectively               -               -
Series A, $1,000 stated value, 4,000 shares
 authorized, none issued and outstanding
 at December 31, 2002 and 2001, respectively            -               -
Series B, $1,000 stated value, 2,000 shares
 authorized, none issued and outstanding at
 December 31, 2002 and 2001, respectively               -               -
Series C, $1,000 stated value, 1,500 shares
 authorized, none issued and outstanding at
 December 31, 2002 and 2001, respectively               -               -
Series D, $1,000 stated value, 10,000 shares
 authorized, none issued and outstanding at
 December 31, 2002 and 2001, respectively               -               -
Series AB, $100 stated value, 25,000 shares
 authorized, none issued and outstanding at
 December 31, 2002 and 2001, respectively               -               -
                                               -------------   -------------
Total Preferred Stock                                    10               10

Common stock, $0.001 par value, 100,000,000
 shares authorized, 88,518,023 and 73,885,656
 shares issued and outstanding, respectively         88,518           73,886
Stock subscription receivable                          -            (139,865)
Additional paid in capital                       55,669,100       55,774,225
Treasury stock, at cost 5,610,588 and
 2,418,367  shares at December 31, 2002 and
 2001, respectively                              (3,723,928)      (1,662,233)
Other comprehensive loss                            (71,094)         (61,687)
Accumulated deficit                             (51,053,395)     (48,503,393)
                                               -------------   -------------
TOTAL SHAREHOLDERS' EQUITY                          909,211        5,480,943
                                               -------------   -------------
TOTAL LIABILITIES AND SAREHOLDERS' EQUITY      $  4,741,812    $  16,980,136
                                               =============   =============


                  The accompanying notes form an integral part
                   of the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           DECEMBER 31, 2002 AND 2001

                                                     2002            2001
                                                -------------   -------------
NET SALES                                       $  1,137,011    $ 10,621,205

COST OF SALES                                        362,382       7,757,779
                                                ------------    ------------
GROSS PROFIT (LOSS)                                  774,629       2,863,426
                                                ------------    ------------
OPERATING EXPENSES
 Selling, general and administrative               2,774,011       7,379,192
 Depreciation and amortization                       371,779       1,478,313
 Impairments                                       1,563,040       1,785,262
                                                ------------    ------------
TOTAL OPERATING EXPENSES                           4,708,830      10,642,767
                                                ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                          (3,934,201)     (7,779,341)
                                                ------------    ------------

OTHER INCOME (EXPENSES)
 Equity in earnings (loss) of affiliate                 -           (281,886)
 Interest expense                                    (50,197)       (196,168)
 Interest income                                      94,299         122,201
 Loss on disposal of property and equipment         (295,564)        (64,601)
 Provision for uncollectable note receivable            -           (329,171)
 Other income                                         26,961          12,590
                                                ------------    ------------
TOTAL OTHER INCOME (EXPENSES)                       (224,501)       (737,035)
                                                ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
 MINORITY INTEREST                                (4,158,702)     (8,516,376)

 Less: Loss in subsidiaries attributed to
  minority interests                                 685,251         641,919
                                                ------------    ------------
LOSS BEFORE DISCONTINUED OPERATIONS             $ (3,473,451)   $ (7,874,457)

 Continuing to next page










                  The accompanying notes form an integral part
                   of the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           DECEMBER 31, 2002 AND 2001

                                  - Continued -

                                                      2002            2001
                                                 -------------   -------------
DISCONTINUED OPERATIONS:
 Loss from discontinued operations               $(1,020,252)    $  (377,952)
 Gain on disposal of discontinued operations       1,943,701       1,060,371
                                                 -----------     -----------
LOSS BEFORE EXTRAORDINARY ITEM                    (2,550,002)     (7,192,038)

 Extraordinary item - gain on extinguishment of debt    -          1,862,630
                                                 -----------     -----------
NET LOSS                                          (2,550,002)     (5,329,408)

OTHER COMPREHENSIVE LOSS
 Foreign currency translation loss                    (9,407)        (61,687)
                                                 -----------     -----------
COMPREHENSIVE LOSS                               $(2,559,409)    $(5,391,095)
                                                 ===========     ===========

BASIC AND DILUTED LOSS PER COMMON SHARE
 Loss from continuing operations                 $     (0.05)    $     (0.12)
 Income (Loss) from discontinued operations             0.01            0.01
 Income from extraordinary item                         0.00            0.03
                                                 -----------     -----------
 Loss per share                                  $     (0.04)    $     (0.08)
                                                 ===========     ===========
 Weighted average number of common shares
  outstanding - basic and diluted                 80,415,882      68,879,666
                                                 ===========     ===========















                  The accompanying notes form an integral part
                   of the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                     Common
                                                                     Stock
                                 Preferred           Common      Subscriptions
      Description             Shares  Amount    Shares    Amount  Receivable
-------------------------------------------------------------------------------
Balance -
January 1, 2000               1,000      10   66,176,044  66,176  (12,192,094)

Shares issued for cash
                                  -       -    1,838,636   1,839     (139,865)
                                                                            -
Cash received from share
subscriptions                     -       -            -       -    1,192,094
                                                                            -
Issuance of shares to
directors for services            -       -      295,206     295            -

Shares issued for stock
reset price                       -       -    1,966,092   1,966            -

Shares issued upon
exercise of cashless
stock option warrants             -       -      400,000     400            -

Stock subscription
cancelled                         -       -   (4,000,000) (4,000)  11,000,000

Shares issued in lieu
of compensation                   -       -      511,764     512            -

Shares issued to consultants      -       -    1,136,054   1,136            -

Shares issued in connection
with acquisition of Elephant
Talk Limited                      -       -    4,756,058   4,756            -

Sale of treasury stock            -       -            -       -            -

Shares issued in connection
with acquisition of Sinobull      -       -      805,802     806            -

Other comprehensive loss         -       -            -       -            -

Net loss, 2001                    -       -            -       -            -
                              -------------------------------------------------
Total comprehensive loss          -       -            -       -            -

Balance, December 31, 2001    1,000      10   73,885,656  73,886     (139,865)
                              =================================================

                  The accompanying notes form an integral part
                   of the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                              Additional                           Other                        Total
                               Paid In      Treasury Stock      Comprehensive  Accumulated   Shareholders
      Description              Capital    Shares       Amount       Loss         Deficit        Equity
------------------------------------------------------------------------------- --------------------------
Balance -
January 1, 2000              62,464,649   3,557,832  (1,918,634)           -   (43,173,985)     5,246,122

Shares issued for cash
                                393,161           -           -            -             -        255,135
                                                                                                        -
Cash received from share
subscriptions                         -           -           -            -             -      1,192,094
                                                                                                        -
Issuance of shares to
directors for services          117,945           -           -            -             -        118,240

Shares issued for stock
reset price                      (1,966)          -           -            -             -              -

Shares issued upon
exercise of cashless
stock option warrants              (400)          -           -            -             -              -

Stock subscription
cancelled                   (10,996,000)          -           -            -             -              -

Shares issued in lieu
of compensation                 221,088           -           -            -             -        221,600

Shares issued to consultants    373,037           -           -            -             -        374,173

Shares issued in connection
with acquisition of Elephant
Talk Limited                  2,939,244   1,000,000    (619,000)           -             -      2,325,000

Sale of treasury stock         (235,727) (2,945,267)  1,375,401            -             -      1,139,674

Shares issued in connection
with acquisition of Sinobull    499,194     805,802    (500,000)           -             -              -

Other comprehensive lostt             -                       -      (61,687)            -        (61,687)

Net loss, 2001                        -                       -            -    (5,329,408)    (5,329,408)
                            -----------------------------------------------------------------------------
Total comprehensive loss              -                       -            -             -     (5,391,095)

Balance, December 31, 2001   55,774,225   2,418,367  (1,662,233)     (61,687)  (48,503,393)     5,480,943
                            =============================================================================

                  The accompanying notes form an integral part
                   of the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                 Common
                                                                 Stock      Additional
                            Preferred            Common      Subscriptions   Paid In
     Description         Shares  Amount    Shares     Amount   Receivable    Capital
---------------------------------------------------------------------------------------
Balance -
December 31, 2001         1,000    10    73,885,656   73,886     (139,865)   55,774,225

Shares issued for
consulting services           -     -     3,440,334    3,440            -       356,370

Stock subscriptions
received                      -     -             -        -      613,046             -

Shares issued to
directors in lieu of          -     -     3,774,513    3,774            -       530,626
compensation & services

Sale of treasury stock        -     -             -        -            -      (180,082)

Shares return in
connection with disposal
of ETCI                       -     -             -        -            -             -


Share price adjusted          -     -             -        -            -    (1,225,455)

Dividend                      -     -             -        -            -      (250,000)

Shares issued for
subscription receivable       -     -     7,417,520    7,418     (473,181)      663,416

Other comprehensive gain      -     -             -        -            -             -

Net Loss                      -     -             -        -            -             -
                         ----------------------------------------------------------------
Balance - Dec 31, 2002    1,000    10    88,518,023   88,518            -    55,669,100
                         ================================================================










                  The accompanying notes form an integral part
                   of the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                            Other                        Total
                                    Treasury Stock      Comprehensive   Accumulated   Shareholders
     Description                 Shares        Amount       Loss          Deficit        Equity
--------------------------------------------------------------------------------------------------
Balance -
December 31, 2001              2,418,367    (1,662,233)     (61,687)   (48,503,393)    5,480,943

Shares issued for
consulting services                    -             -            -              -       359,810

Stock subscriptions
received                               -             -            -              -       613,046

Shares issued to
directors in lieu of                   -             -            -              -       534,400
compensation & services

Sale of treasury stock          (563,837)      263,305            -              -        83,223

Shares return in
connection with disposal
of ETCI                        3,756,058    (2,325,000)           -              -    (2,325,000)


Share price adjusted                   -             -            -              -    (1,225,455)

Dividend                               -             -            -              -      (250,000)

Shares issued for
subscription receivable                -             -            -              -       197,653

Other comprehensive gain               -             -       (9,407)             -        (9,407)

Net Loss                               -             -            -     (2,550,002)   (2,550,002)
                           ---------------------------------------------------------------------
Balance - Dec 31, 2002         5,610,588    (3,723,928)     (71,094)   (51,053,395)       909211
                           =====================================================================











                  The accompanying notes form an integral part
                   of the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2002 AND 2001

                                                       2002            2001
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $ (2,550,002)   $ (5,329,408)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
 Loss on disposal of property and equipment            295,564          64,601
 Provision for uncollectable note receivable                 -         329,171
 Gain on extinguishment of debt                              -      (1,862,630)
 Depreciation                                          342,147         671,282
 Amortization                                           29,632         807,031
 Allowance for doubtful accounts                     1,115,963          78,691
 Impairments - goodwill and intangible software      1,563,040       1,785,262
 Minority interest in loss of subsidiaries and
  equity in earnings of affiliate, net                (685,251)       (360,033)
  Stock issued for services                            889,211         714,013
Changes in operating assets and liabilities:
 Accounts receivable                                 1,183,367        (143,278)
 Inventory                                                (582)        136,575
 Prepaid expenses and other                          2,179,879         543,846
 Cash overdraft                                        (82,030)       (329,577)
 Accounts payable and accrued expenses              (4,706,434)      1,811,444
 Deferred revenue                                     (406,921)         98,786
                                                  ------------    ------------
Net cash used in continuing operations                (832,417)       (984,224)
Net cash used in discontinued operations            (1,020,252)       (478,327)
                                                  ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES               (1,852,669)     (1,462,551)
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     (97,877)        (51,721)
Cash acquired in acquisition                                 -         690,202
Payments on notes receivable, net                    1,039,389        (823,585)
Investments                                          1,597,450        (153,846)
                                                  ------------    ------------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES  2,538,962        (338,950)
                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments due to related parties                         (7,986)       (865,048)
Proceeds from issuance of common stock                (265,691)      1,988,501
Shareholder loans                                      139,865        (999,436)
Due to factor                                         (198,205)        198,205
Proceeds (Payments) on long-term debt                 (433,299)      1,619,807
Payments on capital lease                             (113,238)         42,833
                                                  ------------    ------------


                  The accompanying notes form an integral part
                   of the consolidated financial statements.

                                  - continued -

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES   (878,554)      1,984,912
                                                  ------------    ------------
FOREIGN CURRENCY TRANSLATION                            (9,407)         (9,595)
                                                  ------------    ------------
NET (DECREASE)/INCREASE IN CASH                       (201,668)        173,766

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR          281,513         107,747
                                                  ------------    ------------
CASH AND CASH EQUIVALENTS - END OF YEAR           $     79,845    $    281,563
                                                  ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for the interest        $     50,197    $    196,168
                                                  ============    ============














                  The accompanying notes form an integral part
                   of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
DECEMBER 31, 2002 AND 2001
--------------------------

1)    GENERAL

The Hartcourt Companies, Inc. ("Hartcourt" or "the Company") is incorporated in the State of Utah in September 1983. It was originally known as Stardust, Inc. ("Stardust"). Stardust acquired all of the outstanding shares of Hartcourt Investments, a Nevada corporation, for 6,110,337 shares of Stardust common stock in a reverse merger incurred on November 5, 1994. Subsequent to the acquisition, Stardust changed its name to The Company. As of December 31, 2002, the Company owns 100% of three (3) BVI companies (i.e. Hartcourt Companies Ltd., Hartcourt Capital Inc. and AI-Asia Inc.) and a 58.53% equity of Financial Telecom Limited ("FTL"), a Hong Kong incorporated company.

Hartcourt Companies Ltd. (formerly know as Sino Bull.Com Inc.) is the Company's first-tier subsidiary. Hartcourt Companies Ltd. owns 4 subsidiaries companies. It owns a) an 85% equity of StreamingAsia Ltd ("SA"), a Hong Kong incorporated company. SA owns a 100% of Logicspace Ltd ("LS"), a Hong Kong company, b) an 85% equity of SyndicateAsia Ltd ("SY"), a Hong Kong company, c) a 51% equity of Tiandi Hulian Technologies Ltd ("TH"), a BVI sub-holding company. TH owns a 100% of SinoBull Network Co. Ltd., China ("SN"), and d) a 51% of Hopeful Internet Technologies Ltd. ("HIT"), a BVI company. HIT owns a 100% of Sinobull Information Co. Ltd of China ("SI"). The operations of SA, LS, SY were ceased in June and SN was ceased in May during the current year. In addition, there are little or no operations for TH and HIT in 2002.

Hartcourt Capital Inc., the second first-tier subsidiary, owns three subsidiaries. It owns a 100% of Hartcourt Capital Ltd. ("HCL"), a Hong Kong company, 100% of Hartcourt Investment Management (Shanghai) Co., Inc.("HIM") located in shanghai of China, and a 70% equity of Hartcourt Capital Asia Ltd., ("HCA"), formerly known as Fintel International Ltd, which is located in Hong Kong. There are no or little operational activities of these companies in 2002.

AI-Asia, Inc. (AA), the third holding company, owns a 100% of Logicspace Asia Ltd. ("LA") located in Hong Kong and formerly known as Asia United Technology
Ltd, and a 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China ("AI"). The operations of these companies were ceased in 2002.

Financial Telecom Ltd. ("FTL"), the fourth holding company, owns 51% of Fintel Wireless Internet Ltd., Hong Kong ("FWL"). The operations for FWL were ceased during the year of 2002. During the current year the company divested its 51% equity interest in Elephant Talk Communications Inc (ETCI), a Hong Kong incorporated company. The Company also disposed of two other entities in the current year. (see Note #9, Discontinued Operations).

As of December 31, 2002, the Company's principal activities are performed under the two (2) operating companies: Sinobull Information Co. Ltd. ("SI") and Financial Telecom Ltd ("FTL"), as other Company's subsidiaries have little or no business volume during the current year. SI is operated in China. Its principal activities are to provide and transmit real-time stock quotes, futures indexes and other financial data (from Shanghai city, China) to security and commodity brokers, banks, and corporations, using a satellite network. FTL was incorporated in Hong Kong in 1983. Its principal activities are as a financial data provider, providing real-time stock quotes and financial information of Hong Kong and other international stock exchanges to institutional and retail investors. FTL is also acting as the marketing agent for Standard & Poor's Comstock in Hong Kong.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying consolidated financial statements are as follows:

                a)    Calendar year ending December 31
                The Company adopts an accounting calendar year which ends on December 31 of the same year.

                b)    Audit Scope and Basis of Consolidation

                We were engaged by the Company to conduct an audit of the financial statements for the year ended on December 31 of 2002. We did not audit the financial statements of the Company for the year ended on December 31, 2001, which was conducted by another firm. The Company's 2001 financial statements are public information, and are available in the filing system of the Securities and Exchange Commission, under the Company name.

                For a comparative purpose, the report of two-year consolidated financial statements, for the years ended December 31, 2002 and 2001 was included. The 2001 information, not verified by us, was obtained from the Securities and Exchange Commission filing.

                The accompanying consolidated financial statements of the Company for the current year of 2002 mainly include the accounts of The Hartcourt Companies, Inc., its 58.53% owned subsidiary Financial Telecom Limited (FTL), its 100% owned subsidiary Hartcourt Companies Ltd., its 85% owned subsidiary StreamingAsia, Ltd., its 100% owned subsidiary Hartcourt Capital, Inc. and its 100% owned subsidiary AI-Asia, Inc. For purposes of these consolidated financial statements the Hartcourt Companies, Inc. and its Subsidiaries are referred to collectively as the "Company" or "Hartcourt".

                The accompanying 2001 consolidated financial statements of the Company included the accounts of The Hartcourt Companies, Inc. and its 58.53% owned subsidiary Financial Telecom Limited, its 100% owned subsidiary Hartcourt Companies Ltd., its 85% owned subsidiary Asia Top Finance, Ltd., its 66.67% owned subsidiary HCTV Financial TV Channel, Ltd., its 100% owned subsidiary Hartcourt Capital, Inc., its 51% owned subsidiary Elephant Talk, Ltd. and its 100% owned subsidiary AI-Asia, Inc.

                In 2002, the divestures of three subsidiaries were noted (See Note #9, Discounted Operations). All material inter-company balances and transactions have been eliminated in consolidation.

                c)    Use of Estimates

                The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                d)    Cash and Cash Equivalents

                The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

                e)    Accounts Receivable

                The Company, may from time to time, extends unsecured credit to customers. Credit is extended based on an evaluation of the customer's financial conditions. The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the reporting period. The total accounts receivable of the Company amounted to $260,306 as of December 31, 2002, while the accounts receivable of the Company amounted to $1,443,673 as of December 31, 2001.

                f)    Inventory

                Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method. Due to the scope of limitation, the physical inventory count as of December 31, 2002, and 2001 were not performed.

                g)    Property and Equipment

                The Company's property and equipment are stated at cost or estimated fair market value on the date of acquisition. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis from five to forty years. The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions. Leasehold improvements are amortized over the term of the lease. Due to the scope of limitation, the physical inventory count of Property and Equipment as of December 31, 2002, and 2001 were not performed.

                h)    Intangibles

                Per Statement of Financial Accounting Standard (SFAS) #142, goodwill and other intangible assets with indefinite useful life will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. (See Note# 8, Intangibles)

                i)    Accounting for Business Combinations

                Per Statement of Financial Accounting Standard (SFAS) #141, all business combinations will be accounted for by the purchase method. Acquisitions were recorded as purchases in accordance with Accounting Principles Board Opinion No. 16 (APB #16), "Business Combinations", and the purchase prices were allocated to the assets acquired, and liabilities assumed based upon their estimated fair value at the purchase date. The excess purchase price over the net asset value has been recorded as goodwill and is included in intangibles in the accompanying balance sheet. The operating results of the acquired entities are included in the Company's consolidated financial statements from the dates of acquisition.

                j)    Impairment of Long-Lived Assets

                Per SFAS #144, long-lived assets will be analyzed annually for indications of impairment. Impairment of long-lived assets is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recovered. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

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

                k)    Revenue Recognition

                Revenues from product sales are recognized upon delivery. Revenue from service is recognized when the services are provided. The Company recognizes sales from telecommunications services as services are provided. Payments received before all of the relevant criteria for revenue recognition are satisfied, are recorded as deferred revenue.

                l)    Income Taxes

                The Company provides for income taxes based on the provisions of
                Statement  of  Financial   Accounting   Standards  (SFAS)  #109,

                "Accounting for Income Taxes", which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                m)    Stock-Based Compensation

                The Company has adopted a method of accounting for stock-based compensation plans as required by SFAS #123 "Accounting for Stock-Based Compensation". SFAS #123 allows for two methods of valuing stock-based compensation. The first method allows for the continuing application of Accounting Principle Board Opinion No.25 (APB No.25) in measuring stock-based compensation, while complying with the disclosure requirements of SFAS #123. The second method uses an option pricing model to value stock compensation and record as such within the consolidated financial statements. Under both methods, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Such cost is charged to operations. The Company will continue to apply APB No.25, while complying with SFAS #123 disclosure requirements.

                n)    Foreign Currencies Translation

                Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. Related translation adjustments are reported as a separate component of shareholders' equity, whereas, gains and losses resulting from foreign currency transactions are included in the result of operations. As the Hong Kong dollars are pegged to the US dollars, there were no material foreign currency gains or losses in the year ended December 31, 2002 and 2001. The foreign currency losses were $9,407 and $9,595 for 2002 and 2001 respectively.

                o)    Fair Value of Financial Instruments

                SFAS # 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of` this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

                The Company's financial instruments consists primarily of cash, accounts receivable, notes and other receivables, investments, advances, accounts payable and accrued expenses, capital lease obligation, notes payable and loans payable, and other current liabilities which approximates fair value because of the relatively short maturity of those instruments.

                p)    Loss Per Common Share

                Per SFAS# 128, "Earnings Per Share", the company is required to provide the calculation of Basic and Diluted earnings per shares. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. Since the Company incurred losses in 2002 and 2001, basic and diluted per share amounts are treated as the same. If the outstanding stock options and warrants are included, the effect would be anti-dilutive.

                q)    Going Concern

                As shown in the accompanying consolidated financial statements, the Company incurred a net loss from current operations of $3,934,201 and $7,779,341 for the years ended on December 31 of 2002 and 2001, negative cash flows from the operations of $832,417 and $984,224 as well as working capital deficiency of $2,155,058 and $3,889,779 are noted as of December 31, 2002, and
                2001. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                The Company has taken certain restructuring steps, which in the management's opinion will provide the necessary capital to continue its operations. These steps included: 1) disposals of unprofitable operations, 2) acquire profitable operations via stock exchanges, 3) signed stock sale agreements with accredited investors, such as Enlight Corporation, to raise additional capital and 4) the settlement of certain matters of litigation or/and disputes. The Company plans to actively seek funding sources once Hartcourt is able to discontinue non-profitable assets or restructuring them to minimize losses or liabilities.

                The ability of the Company to continue as a going concern is dependent on its success in fulfilling its plan and its ability to attain profitable operations. Should the Company be unable to continue, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

NOTE 3          INVESTMENTS AND ACQUISITIONS

                a)    Purchase of Financial Telecom Limited

                On August 17, 1999, Hartcourt entered into a stock purchase agreement with Financial Telecom Limited (FTL), a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. The purchase price was agreed to be HK $4.713 (US$ 0.604) per share for a total of HK$25,563,842 or US$3,277,412, payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999. Hartcourt made total cash payments of $1,638,706 and issued 1,754,552 shares of its common stock to FTL. As of 31 December 2002, FTL sold all the shares of Hartcourt common stock to satisfy certain obligations.

                b)    Investment in Streaming Asia Ltd

                On April 14, 2000, Hartcourt Companies Ltd., formerly known as Sinobull.com Inc., ("HCL") subscribed 1,200,000 newly issued and outstanding fully paid shares (50% ownership interest) of StreamingAsia Limited for HK$7,000,000 (approximately
                US$897,500) on behalf of Hartcourt. Hartcourt advanced such funds to HCL for StreamingAsia Limited acquisition. In addition, both HCL and Hartcourt agreed and confirmed that as part of the financing arrangements, HCL held the subscribed shares in StreamingAsia Limited on behalf of Hartcourt and those shares were transferred to Hartcourt on December 29, 2000. On May 16, 2001 Hartcourt acquire an additional 35% ownership interest in StreamingAsia Limited for a total purchase consideration of HK$800,000 (approximately US$102,564). The accounts of this 85% owned StreamingAsia Limited are consolidated into the accompanying financial statements.

                c)    Investment in eMPACT Solutions, Inc.

                On April 30, 2000, Harcourt executed a Subscription Agreement and Investment Representation and agreed to subscribe and purchase three hundred (300) shares of Class B Convertible Preferred Stock, par value $0.001 per share of eMPACT for $300,000. The accompanying financial statements at December 31, 2002 reflect Hartcourt's investment in eMPACT of $300,000 under the cost method of accounting.

                d)    Investment in Haike Caijin

                On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman Computer Services Corporation Limited (Hopeman") to form a joint venture in Shanghai and jointly develop and market a 24-hour financial television program and/or provide financial data services to existing/new financial television programs for the China market. The new joint venture was named "Haike Caijin TV" (HCTV). In February 2001, HCTV was formed and a temporary license was obtained to conduct the business of the joint venture. As of December 31, 2001, Hartcourt has invested $100,000 towards its 66.7% equity ownership in the HCTV joint venture. Due to the complex regulations regarding foreign investment in the Chinese TV industry sector and due to the fact that Hartcourt will not have the sufficient resources to support the investment capital required, on August 28, 2002, Hartcourt has agreed to sell its entire interest in this joint venture to Jiang Tai. According to an agreement, Hartcourt will receive back all of its investment from Jiang Tai within 90 days of the agreement. As of December 31, 2002 Hartcourt has received US$70,000. (See Note #19)

                The Company has accounted for the investment under the consolidated method of accounting from inception through December 31, 2001. While the HCTV investment was recorded under the cost method of accounting on December 31, 2002.

                e)    Investment in Elephant Talk Communications Inc. (ETCI)

                In May of 2001, Hartcourt and Elephant Talk Communications Inc. ("ETCI"), formerly known as Elephant Talk Limited) executed a Sale and Purchase Agreement, whereby Hartcourt acquired approximate 51% of the ownership interest in Elephant Talk Communications Inc. for a total consideration of 4,756,058 shares of Hartcourt's common stock with a fair value of $2,944,000, and a note payable of $1,250,000. On January 2, 2002, Hartcourt purchased additional 7,500,000 shares of ETCI from a shareholder for a note payable of $140,595 bearing an annual interest rate of 8%. At the conclusion of the transactions, ETCI become a subsidiary of Hartcourt.

                In September of 2002, Hartcourt decided to divest/spin off its ETCI investment and terminate its relationship with ETCI. During the spin off process, ETCI delivered five (5) million restricted common stock to the Company, the Company in turn distributed the shares as dividends to all Hartcourt shareholders. In October of 2002, Hartcourt and ETCI completed a divesture agreement, in which Hartcourt agreed to return to ETCI 12,895,579 shares of ETCI in exchange for 2 promissory notes of $1,250,000 and $140,595, plus 4,756,058 shares of Hartcourt held by ETCI and its shareholders. A legal opinion was issued by an attorney, who also served as the escrow agent of the complicated divesture procedure. It states that the final exchange of documents and escrow activities were consummated on October 30, 2002. It was noted that the Stock Transfer Agent's record was not updated until in January of 2003. As a result, no ETCI investment was recorded in the consolidated financial statements of the Company as of December 31, 2002. (See Note #9, Discontinued Operations).

                f)    Investment in Hopeful Internet Technologies Ltd

                On May 16, 2000, Hartcourt Companies Ltd. (HCL) and Hopeful Internet Technologies Limited ("HIT", see Note #1, General) entered into an agreement whereby HIT acquired through its wholly-owned subsidiary Sinobull Information Company Limited

                ("Sinobull Information"), all of the operating assets and business of Guo Mao Science & Technology Co. Ltd. On December 28, 2000, HCL has paid $500,000 in cash (received from the Company) and issued 805,802 shares of the Company's common stock valued at $500,000 to Sinobull Information in February 2001 as the consideration paid for the purchase of 51% ownership interest of HIT. Since HIT became a subsidiary of the Company, the 805,802 common shares issued to Sinobull Information Company Limited are reflected as treasury shares in the accompanying financial statements

                g)    Investments in Education Project

                On June 18, 2001, Hartcourt executed a Revenue Sharing Agreement to share 15% of tuition income, in cooperation with Northern
                Jiaotong University of China and California State University-Fullerton, to jointly develop education programs and to introduce American training courses in China. Hartcourt has advanced $100,000 towards the working capital for its investment in this Project as of December 31, 2002, and there was no revenue generated in the year of 2002. The accompanying financial statements as of December 31, 2002 reflect the Company's investment of $100,000 in the Education Project. .

                h)  Investments

                The following is a summary of investments under the cost method as of December 31:

                                                             2002         2001
                                                           --------     --------

                Investment in Education Program (see 3g)   $100,000     $100,000
                Investment in Haike Caijin                   30,000            0
                eMPACT                                      300,000      300,000
                                                           --------     --------
                Total                                      $430,000     $400,000
                                                           ========     ========

NOTE 4          ACCOUNTS RECEIVABLE

                Accounts receivable as of December 31, 2002 and 2001 consisted of the following:


                                                          2002          2001
                                                     -----------    -----------
                Accounts receivable                  $ 1,376,269    $ 1,522,364
                Less: allowance for doubtful accounts (1,115,963)       (78,691)
                                                     -----------    -----------
                                                     $   260,306    $ 1,443,673
                                                     ===========    ===========

NOTE 5          NOTES RECEIVABLE

                Notes receivable as of December 31, 2002 and 2001 consisted of the following:

                                                         2002          2001
                                                        ------        ------

                Note receivable from Edda
                Ltd., interest at 6% per
                annum, quarterly payments of
                50,000 plus interest with a
                balloon payment of $2,715,772
                due December 1, 2006, secured
                by the tangible and
                intangible assets of Edda,
                Ltd.                                  $1,956,012    $2,808,286

                Note receivable from Shanghai
                Wind Information Co., Ltd.,
                bearing interest at 5%,
                non-secured due on demand                439,759       442,968

                Note receivable from UAC
                Exchange Online, Ltd.,
                non-interest bearing,
                non-secured due on demand                      0       183,906

                Loan receivable from Beijing
                Total Solutions System, Ltd.,
                non-interest bearing, due on
                demand, convertible by the
                company into 5% of the
                outstanding common stock,
                unsecured                                 70,000        70,000
                                                      ----------    ----------
                Total                                 $2,465,771    $3,505,160
                                                      ==========    ==========

               Summary of Note Receivable:

               Current portion                        $  709,759    $  896,874
               Non-current portion                     1,756,012     2,608,286
                                                      ----------    ----------
               Total                                  $2,465,771    $3,505,160
                                                      ==========    ==========

               For the years ended December 31,2002 and 2001, the Company recorded a provision for doubtful accounts of $0 and $329,171 respectively.

NOTE 6          RELATED PARTY TRANSACTIONS

                a) Related party loans receivable as of December 31, consisted of the following:

                                                     2002                2001
                                                    ------              ------

                Loans     receivable     from
                unconsolidated    affiliates,
                non-interest bearing, payable
                upon demand, unsecured.                $0               $3,316

                Loan    receivable   from   a
                company related to a director
                of a subsidiary, non-interest
                bearing, payable upon demand,
                unsecured.                              0               12,095

                Loan    receivable   from   a
                company related to a director
                of a subsidiary, non-interest
                bearing, payable upon demand,
                unsecured.                              0            1,072,668

                Loan    receivable   from   a
                company related to a director
                of a subsidiary, non-interest
                bearing, payable upon demand,
                unsecured.                              0              406,651
                                                     ---------     -----------
                Total loan receivable                $  0           $1,494,730
                                                     =========     ===========

                The Company recorded a provision for the above loans receivable of $0 and $150,000 for the years ended December 31, 2002 and 2001, respectively.

                b) During 2002, the Company issued 1,280,364 shares of common stock for services to four (4) directors with a fair value of $144,000.
..
                c) During 2002, the Company issued 2,494,149 shares of common stock to officers in lieu of compensation for services with a fair value of $390,400.

                d) During 2001, the Company issued 295,206 shares of common stock for services to directors with a fair value of $118,240.

                e) During 2001, the Company issued 511,764 shares of common stock to officers in lieu of compensation for services with a fair value of $221,600.

NOTE 7         PROPERTY AND EOUIPMENT

                Property and equipment as of December 31, are summarized as follows:

                                                            2002        2001

                Computer and transmission equipment       $974,241   $6,306,017
                Building                                         0      897,510
                Office equipment and computers             402,502      481,246
                Furniture and fixtures                     183,225      381,224
                Leasehold improvements                      21,236      252,278
                Vehicle                                     13,090            0
                Computer equipment held under
                   capital lease                                 0      213,977
                                                         ---------   ----------
                                                         1,594,294    8,532,252
                Less: accumulated depreciation          (1,119,773)  (6,086,820)

                Property and equipment, net               $474,521   $2,445,432
                                                         =========   ==========

                Depreciation expenses for the years ended December 31,2002 and 2001 are $342,147 and $671,282 respectively (see Note 2g).

NOTE 8          INTANGIBLES

                Both goodwill resulting from various acquisitions and intangible resulting from internet software are recorded under this account balance.

                a) Intangibles from the acquisition of FTL as of December 31, are summarized as follows:
                                                     2002              2001
                                                ------------        -----------
                Goodwill                        $ 2,262,598         $2,262,598
                Loss on impairment               (1,818,155)        (1,500,486)
                Less: accumulated amortization     (444,443)          (444,443)
                                                -----------         ----------
                Goodwill, net                   $         0         $  317,669
                                                ===========         ==========

                b)  Intangibles  from the  acquisition  of Elephant Talk Limited
                (ETL) as of December 31, are summarized as follows:

                                                           2002          2001
                                                         ----------  ----------

               Goodwill                                  $     0     $4,207,731
               Less: accumulated amortization                  0       (245,450)
                                                         __________  __________

               Goodwill, net                             $     0     $3,962,281
                                                         ==========  ==========

                c) Intangibles from the acquisition of Hartcourt Companies Ltd. (HCL, formerly known as Sinobull.com, Inc.) as of December 31, are summarized as follows:

                                                       2002           2001
                                                  --------------  ------------
                Goodwill                          $   1,562,788   $  1,562,788
                Less: impairment                       (859,417)      (742,207)
                Less: accumulated amortization          (78,682)       (78,682)
                                                  -------------   ------------
                Goodwill, net                     $     624,689   $    741,899
                                                  =============   ============


                d) Intangibles from the acquisition of StreamingAsia.com Ltd. as of December 31, are summarized as follows:

                                                       2002          2001
                                                   -----------    ----------
                Goodwill                           $   351,771    $  351,771
                Loss on impairment                    (344,971)     (109,171)
                Less: accumulated amortization          (6,800)       (6,800)
                                                   -----------    ----------
                Goodwill, net                      $         0    $  741,899
                                                   ===========    ==========

                The following table summarizes goodwill, net of accumulated amortization and impairments as of December 31, 2002:

                                     FTL        SA         HCL.       Total
                                -----------------------------------------------
                Goodwill        $ 2,262,598  $ 351,771  $1,562,788  $ 4,177,157
                Impairment       (1,818,155)  (344,971)   (859,417)  (3,022,543)
                Acc Amortization   (444,443)    (6,800)    (78,682)    (529,925)
                                -----------------------------------------------
                Goodwill, net   $         0  $       0  $  624,689  $   624,689
                                ===============================================

                The following table summarizes software intangible, net of accumulated amortization and impairment as of December 31, 2002 and 2001:

                                                    2002           2001
                                                 ----------     ----------
                Software Intangible              $1,390,619     $1,390,619
                Impairment                         (851,192)             0
                Accumulated Amortization           (198,660)      (198,660)
                                                 ----------     ----------
                Intangible Software, net         $  340,767     $1,191,959
                                                 ==========     ==========

NOTE 9          DISCONTINUED OPERATIONS

                In October of 2002, Hartcourt and Elephant Talk Communications Inc. (ETCI) has consummated a divesture/spin-off agreement (see

                Note #3e). In which, Hartcourt agreed to return among other things, to ETCI 12,895,579 shares of ETCI in exchange for two
                (2) promissory notes of $1,250,000 and $140,595 together with 4,756,058 common shares of the Company, held by ETCI and its shareholders so that these two parties terminate their relationship. The Company recorded a gain of $1,284,048 in connection with the completion of the divesture agreement in 2002.

                During 2002, the Company disposed of its 66.7% ownership interest in Haike Caijin TV (HCTV) joint venture (see Note #3d) and recorded a gain of $159,512 in connection with the disposal (see Note # 3d)

                Financial Telecom Ltd (FTL), a Company's subsidiary, disposed of a 100% owned subsidiary (Topo Media) to a shareholder on 9/30/2002. Topo Media having little operational activities, has recorded a gain of $500,141 in connection with the disposal in the current year.

                The results of  operations  for the current  year of 2002 of the
                three   subsidiaries   have  been   classified  as  discontinued
                operations in the consolidated financial statements.

                Information relating to the operations of the subsidiaries up to the periods of disposal during the year ended on December 31, 2002 is as follows:

                                                      HCTV           ETCI
                                                   ----------    ------------
                Revenue                            $  220,596    $  5,041,793
                Costs and expenses                    238,258       6,044,384
                                                   ----------    ------------
                Loss from discontinued operations  $  (17,662)   $ (1,002,591)
                                                   ==========    ============

NOTE 10         NOTES PAYABLE

                Notes payable are summarized as follows:

                                                           2002         2001
                                                        ----------  -----------
                Note  payable,  renew  logistics,
                non-interest bearing , and due on
                demand                                  $  18,988   $        0


                Note payable,  for acquisition of
                Elephant Talk  Limited,  interest
                at 8.1%.  Entire  amount  was due
                February  2002,  extended  to May
                31,2002                                         0    1,250,000

                Note   payable,   bank,   monthly
                principal  and interest  payments
                of $1,483  including  interest at
                1% below  prime.  Loan secured by
                the  Company's  property  and  is
                repayable    over   144   monthly
                payments                                        0       160,765

                Note payable,  former officer and
                director,  principal and interest
                due on demand, interest at 6%                   0        80,000

                Note   payable,   bank,   monthly
                payments  of interest at 2% above
                prime. The note is secured by the
                guarantees   of   the   Company's
                shareholders.  The  note  is  due
                January 16, 2003                                0       282,051
                                                        ---------   ----------
                Total                                      18,988     1,772,816
                Less: current portion                     (18,988)   (1,339,517)
                                                         --------    ----------
                Notes  payable,  net  of  current
                portion                                  $      0    $  433,299
                                                         ========    ==========
NOTE 11         PAYABLES TO RELATED PARTIES

                Payables to related parties as of December 31, are summarized as follows:
                                                          2002          2001
                                                       ----------    ----------
                Payable to ET Network Services, Ltd.   $        0    $  344,048
                Payable to shareholder of FTL                   0       548,295
                Payable to shareholders of FTL                  0       458,333
                Payable to shareholders                 1,343,011           321
                Payable to owner of UAC Trading                 0             0
                                                       ----------    ----------
                Total                                  $1,343,011    $1,350,997
                                                       ==========    ==========

NOTE 12         ACCRUED EXPENSES AND OTHER CURENT LIABILITIES

                Accrued expenses and other current liabilities as of December 31, are summarized follows:

                                                        2002          2001
                                                      ---------    --------
                Accrued officer's salary               $ 81,632    $250,000
                Accrued director's fee                   48,000           0
                Accrued payroll taxes                         0      50,000
                Accrued legal settlement                100,000      40,000
                Accrued professional fees                30,000      65,833
                Other current liabilities                97,633      72,383
                                                       --------    --------
                                                       $357,265    $478,216

NOTE 13         COMMITMENTS AND CONTINGENCIES

                (A) Operating Leases

                The Company leases its facilities under long-term, non-cancelable lease agreements expiring at various dates through December, 2004. The non-cancelable operating lease agreements provide that the Company pays property taxes, insurance and certain operating expenses applicable to the leased premises. Rent expense for the years ended December 31, 2002 and 2001 was $162,006 and $372,408, respectively.

                The future minimum annual lease payments required under the operating leases are as follows:

                                  Year Ending December 31          Payments
                                  -----------------------          --------
                                           2003                    $21,758
                                           2004                     15,208
                                                                   -------
                                  Total future lease payments      $36,966
                                                                   =======

                (B) Employment Agreement

                On June 1, 2002, The Company entered an employment contract with its Acting Chief Executive Officer ("Executive", Mr. D. Chen ) to provide salary, shares option, and other fringe benefits through May 31, 2003. Minimum salary payments under the contract currently amounted to $120,000 per year. Payments to the Executive will be made in equal monthly installments of $5,000 cash and $5,000 worth of the Company's common shares each at the first of each month. The average 20 days trading price of the Company prior to the first of the month will be used to calculate this compensation amount. During the year 2002, Mr. Chen received 450,000 shares valued at $31,500 and $10,000 in cash for his compensation.

                Employment agreements with the other executives are terminable with or without cause with prior notice of 90 days or less. In certain instances, the termination of employment agreements without cause entitles the executives to certain benefits, including acceleration of the vesting of stock options and severance payments.

                (C) Consulting Agreement

                The Company has entered a consulting agreement with a major shareholder, who had been employed by the Company as its Chairman & CEO before January 1, 2002, to provide salary and shares option through December 31, 2004. Minimum salary payments under the contract currently amounted to $1 per year and an option to purchase three (3) million common shares of the Company at the closing price of the Company on the first day of each year.

                (D) Legal Proceedings

                a) Comerica Bank of California vs. Pego Systems. Inc., et al
                   ---------------------------------------------------------
                ("Pego"), Los Angeles Superior Court No. NC 027075
                --------------------------------------------------

                The litigation concerns Hartcourt's alleged obligation as an alleged guarantor for Pego. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. The parties have executed a stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego. In the event of non-payment by Pego, Hartcourt's liability could be approximately $635,000, with the amount decreasing upon payments by Pego. During 2001 the Company realized an additional $150,000 related to guarantees under this obligation. The Company has not accrued any additional amounts as of December 31,2002.

                b) Charles Hogue Vs the Hartcourt Companies. Orange County
                   -------------------------------------------------------
                Circuit Court, Florida case No. CIO 00-2190, filed on or  about
                ---------------------------------------------------------------
                March 22, 2000
                --------------

                Charles  Hogue  filed a  complaint  to claim a finder's  fee for introducing Hartcourt to a potential acquisition target. Hartcourt sent the payment to Mr. Hogue via a check in the amount of $40,500 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of Hartcourt with the amount of shares in dispute. Hartcourt's counsel in Florida failed to timely file an answer to the complaint and a default judgment in the amount of $2,901,752 was entered on January 31, 2000. Hartcourt brought a motion to set aside the default, which was denied and for which Hartcourt appealed. The Appellate Court ruled in favor the Company and reversed the verdict as well as dismissed the complaint for lack of jurisdiction. The Company subsequently filed and received a judgment against Mr. Hogue in Los Angeles Superior Court in the principal amount of $5,349 for Mr. Hogue's failure to return levied funds.

                c) Apollo Financial Network, LLC Vs the Hartcourt Companies,
                   ---------------------------------------------------------
                Inc., Los Angeles Superior Court Case No. BC 245398, filed on
                -------------------------------------------------------------
                February 21, 2001
                -----------------

                Apollo Financial Network filed an action for breach of contract arising out of a consulting agreement, which was canceled in January 1999. The matter was settled when the Company stipulated to enter of judgment against Apollo in the amount of $11,500.00, which represented an amount less than the projected costs of defense. Judgment in such an amount was entered against the Company on November 20, 2002.

                d) Alan Phan Vs Tony Forberg, et al., Los Angeles Superior Court
                ----------------------------------------------------------------
                Case No. BC 268 302, cross-complainants
                ---------------------------------------

                Gerald Newman and Arlene Goldstein-Newman filed a cross-complaint against the Company and others for conversion, breach of fiduciary duty, constructive fraud and intentional infliction of emotional distress arising out of the Company's refusal of demands made such cross-complainants to prematurely and improperly remove Rule144 restrictions on certain shares held in the name of another shareholder. The Company plans on vigorously contesting such matter.

                e) The  Company  has been  threatened  with a labor claim in the
                   ------------------------------------------------------
                approximate amount of $52,000.00 from Manu Ohri, its former CFO and Director of the Company. Mr. Manu Ohri left the Company in 2002 and becomes a CFO of ETCI in 2002. The Company plans on vigorously contesting such matter if it arises.

                f) The  Company  is also  party  to  various  claims  and  legal
                   -------------------------------------------------------------
                proceedings  arising out of the normal  course of its  business.
                -----------
                These claims and legal proceedings relate to contractual rights and obligations and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

                (E) Potential liabilities relating to the ceased subsidiaries.

                As mentioned in Note #1, General, that the Company ceased the operations of numerous subsidiaries, during the current year of 2002. These companies, not being legally dissolved, are still legal entities as of December 31, 2002. The Company's subsidiaries are located in various geographic locations in Hong Kong, China and BVI, and are subject to different legal jurisdictions and laws. Each of the subsidiaries may subject to potential claims, or has un-fulfilled obligations or/and litigations which may due to the cessations of the operations and/or dismissals of employees. No risk-exposure study was performed to identify the risks and potential liabilities of the Company's subsidiaries as of December 31, 2002. The Company legal advisor was not able to provide a legal opinion nor an analysis on legal status of each of these ceased entities. The financial statements for the years ended on December 31, 2002 and 2001 do not make any adjustments for the possible result from the outcome of this uncertainty. Potential risks or liabilities exposures of in this area related to the ceased operating subsidiaries call for special attention, when reading the Company's audit report for the years ended in December 31 of 2002 and 2001.

NOTE 14         SHAREHOLDERS' EQUITY

                (A) Capitalization

                The total number of shares of stock which the Company shall have the authority to issue is 110,001,000, consisting of 100,000,000 shares of common stock, $0.01 par value, 1,000 shares of original preferred stock, $0.01 par value (the Original Preferred Stock), and preferred series A, B, C, D, and AB stock are 4,000, 2,000 1,500, 10,000, and 25,000, respectively.

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

                (C) Class A Preferred Stock

                The 10,000,000 shares of authorized and un-issued Class A Preferred Stock may be split with such designations, powers, preferences and other rights and qualifications, limitations and restrictions thereof as the Company's Board of Directors elects for a given series. No shares have been issued.

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

                (G) Series D Convertible Preferred Stock

                Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at par with holders of the Company's common stock, as if the Series D Convertible Preferred Stock had been converted into common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its bolder, at any time, into a number of shares of common stock of the Company at a conversion rate equal to $1,000 divided by the market price of the Company's common stock. No Series D convertible preferred stocks were issued and outstanding.

                (H) Series AB Convertible Preferred Stock

                Non-voting convertible preferred stock, 25,000 shares authorized with a stated value of $100 per shared. Series AB convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share plus accrued interest and unpaid dividends to the date of redemption. Holders of Series AB convertible preferred stock may convert their preferred shares into common stock. During 1998, the Company issued 4,050 shares of Series AB convertible preferred stock in payment of dividends for Series A and B convertible preferred stock. In March 1999, certain shares of AB preferred stock were returned and canceled.

                (I) Common Stock Issued for Cash

                During 2002, the Company issued 7,417,520 shares of common stock to individuals for cash of $670,833.

                (J) Common Stock Issued for Services

                During the year of 2002, the Company issued 1,280,364 shares of common stock to directors for services rendered having a fair value of $144,000. During the year of 2001, the Company issued 295,206 shares of common stock to directors for services rendered having a fair value of $118,240.

                During 2002, the Company issued 2,494,149 shares of common stock to officers for services rendered having a fair value of $390,400. During 2001, the Company issued 511,764 shares of common stock to officers for services rendered having a fair value of $221,600.

                During 2002, the Company issued 3,440,334 shares of common stock to consultants for services rendered having a fair value of $359,810. During 2001, the Company issued 1,136,054 shares of common stock to consultants for services rendered having a fair value of $374,173.

                (K) Common Stock Issued for Warrants

                During the year of 2002, no common stock was issued for warrants.

                (L) Common Stock Issued for Stock Options

                During the year of 2002, no common stock was issued for stock options.

NOTE 15         INCOME TAXES

                The Company has deferred tax assets for the tax effects of temporary differences between financial and tax reporting for the years ended December 31,2002 and 2001. The deferred tax assets consist primarily of net operating losses and impairments of investments and goodwill. The Company has established a 100% valuation allowance against the deferred tax assets at December 31,2002 and 2001, because management is unable to determine if it is more likely than not that these net operating losses and impairments of investments and goodwill will be realized.

                Impairment of investments and goodwill are not deductible in 2002 or 2001 for income tax purposes. Losses on investments for income tax purposes may be taken in the year the respective transactions are completed. Goodwill is amortized over fifteen years for income tax purposes or until the Company has disposed of its ownership in the entity in which the goodwill relates.

                Current:                                2002         2001
                                                    ---------    ----------
                Federal                             $      0       $      0
                State                                      0              0
                Deferred-Federal and State                 0              0
                Change in Valuation Allowance              0              0
                                                    --------       --------
                Income tax expense (benefit)        $      0       $      0
                                                    ========       ========

                The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2002 and 2001, as follows:

                                                              2002       2001
                                                           ---------- ----------
                U.S. Federal income tax provision benefit  $(196,138) $(425,250)
                Effect of net operating loss carry-forward   196,138    425,250
                                                           ---------  ---------
                                                           $       -  $       -
                                                           =========  =========

                The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                       2002           2001
                                                   -----------    -----------
                Deferred tax assets:
                Net operating loss carry-forward   $ 4,554,438    $ 4,358,300
                                                   -----------    -----------
                Total gross deferred tax assets      4,554,438      4,358,300
                Less valuation allowance            (4,554,438)    (4,358,300)
                                                   -----------    -----------
                Net deferred tax assets            $         0    $         0
                                                   ===========    ===========

                The  Company  has   Federal   and  State  net   operating   loss
                carry-forwards of approximately $13,395,406 and $10,390,000, respectively. The regular net operating loss carry-forwards, which are approximately the same as the alternative minimum tax net operating loss carry-forwards, if not utilized, will expire in varying amounts from 2003 through 2023, respectively for Federal and State. The realization of any future income tax benefits from the utilization of net operating losses may be limited. Federal and state tax laws provide that when a more than 50% change in ownership of a company occurs within a three-year period. The net operating loss may be limited. It has not been determined if such change has occurred.

                The valuation allowance at January 1, 2001 was approximately $4,358,300. The net change in the valuation allowance during the year ended December 31,2002 was an increase of $196,138.

NOTE 16         STOCK OPTION PLAN AND WARRANTS

                (A) Stock Option Plan

                In April  1995,  the  Company  adopted a stock  option plan (the
                Plan) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company, The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10-year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. All options were granted at not less than fair value at the date of grant and have terms of 10 years.

                The following table summarizes the activity in the plan:

                                                           Weighted    Average
                                                          Number of   Exercise
                                                            Shares      Price
                                                          ----------  ---------
                Shares under option at December 31, 2000     470,000      $1.86
                Granted                                            0          0
                Exercised                                          0          0
                Canceled                                     150,000       3.69
                                                          ----------      -----
                Shares under option at December 31, 2001     320,000      $1.30
                Granted                                    5,000,000       0.27
                Exercised                                          0          0
                Canceled                                           0          0
                                                          ----------      -----
                Shares under option at December 31, 2002   5,320,000      $0.33
                                                          ==========      =====

                All stock options issued to employees have an exercise price not less than the market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in SFAB # 123, the Company's net loss and loss per share for the year ended December 31,2002 and 2001 would not have changed.

                Additional information relating to stock options outstanding and exercisable at December 31, 2002 summarized by exercise price is as follows:

                           Options Outstanding            Options Exercisable
             -------------------------------------------------------------------
                                     Weighted
                           Number    Average   Weighted    Number      Weighted
             Range of   Outstanding Remaining   Average  Exercisable   Average
             Exercise   at December Contractual Exercise at December   Exercise
             Price        31, 2002     Life       Price   31, 2002      Price
             ---------- ----------- ------------- -----  ---------      ------
             $0.10-5.75  5,320,000   0.5-5.5 Year $0.33     5,320,000    $0.33

                In connection with a fee agreement for introduction services with two individuals, (collectively referred to as "Introducers"), Hartcourt agreed to grant the Introducers options to purchase up to 2,500,000 shares of Hartcourt common stock at a price of $5.50 per share. On May 4, 2000, the Introducers exercised their option to acquire 2,500,000 shares of Hartcourt common stock. As of December 31,2001, Hartcourt received $2,275,000 towards the exercise price of 500,000 options into shares exercised by the Introducers. The remaining 2,000,000 options and the subscription receivable balance of $11,000,000 were cancelled in 2001 due to non-payment.

                In connection with providing consulting services, on July 21,2000, Hartcourt granted to a consultant options to purchase 20,000 shares of Hartcourt stock at a price of $5.75 per share. The options expire on July 20, 2003. The options were issued at the fair value on the date of issuance as required by SFAS #123. The value of the options was not material.

                In connection with providing consulting services, on January 1, 2002, Hartcourt granted to Alan Phan, options to purchase 3,000,000 shares of Hartcourt stock at a price of $0.38 per share. The options expired on December 31, 2004. The options were issued at the fair value on the date of issuance as required by SFAS #123. The value of the options was not material.

                To attract qualified persons as substantial responsibility of officers, on June 1, 2002, Hartcourt granted to Mr. D. Chen, Acting Chief Executive Officer, options to purchase 2,000,000 shares of Hartcourt stock at a price of $0.10 per share. The options expired on May 31, 2003. The options were issued at the fair market value on the date of issuance therefore, no expense was recorded.

                (B) Warrants

                In connection with facilitating an equity line of credit for Hartcourt, on January 26, 2000, the Company issued to a broker for brokerage services warrants to purchase 13,530 common shares at $15.52 per share that expire on January 25, 2004. The warrants were issued at fair value at the fair value on the date of issuance as required by SFAS# 123. The warrants were not material.

                In connection with completion of a private placement of Hartcourt shares with PYR Management LLC, on March 6, 2001, the Company issued in total 4,000,000 of Class II warrants exercisable at $0.69375 per share of common stock and expire on January 26,2005. The warrants were issued at fair value at the fair value on the date of issuance as required by SFAS# 123. The value of the warrants is a direct offering expense and accordingly, has been charged to equity in 2001.

                In connection with signing an investment agreement with Swartz Private Equity, LLC, on January 26, 2000, Hartcourt issued to Swartz warrants to purchase 400,000 shares at $13,10 per share that expire on January 25,2004. The warrants were issued at fair value at the fair value on the date of issuance as required by SFAS 123. The value of the warrants is a direct offering expense and accordingly, charged to equity in 2000.

                During 2000, the warrant-holders converted to purchase 407,000 shares of common stock at prices ranging from $2.50 to $2.80 for a total consideration of $101,870.

NOTE 17         SEGMENT AND RELATED INFORMATION

                The Company has four reportable segments. Each segment is a strategic business that the Company manages separately because each business develops and sells products to a specific market. The four reportable segments are as follows: Telecommunications, provides comprehensive telecommunications services; Financial Services, provides financial content through various sources including television, internet and wireless access systems; Streaming Media, provides internet related software development services with an expertise in audio and video streaming to businesses. The Consulting, E-learning Group and Capital Groups operating segments do not meet the quantitative thresholds for a reportable segment and are therefore included in the "Other" category. The principal market for the Company's products is China. Foreign sales, primarily in China amounted to approximately $561,255 in 2002. The Chinese operations account for approximately $3,017,684 of consolidated total assets in 2002. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from prospective operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. Segment results for 2002 and 2001 are as follows:

                                         Tele-       Financial    Streaming
                                    Communications   Services       Media        Other        Total
                                    -------------------------------------------------------------------
                2002
                Net sales            $        0     $   929,567  $    99,352  $  108,092    1,137,011
                Loss from
                operations                    0      (1,660,724)    (414,692)   (474,586)  (2,550,002)
                Depreciation
                and amortization              0         338,424       21,606      11,749      371,779
                Assets                        0       2,838,016      151,360   1,752,436    4,741,812
                Capital expenditures          0               0            0           0            0
                                    --------------------------------------------------------------------

                                         Tele-       Financial    Streaming
                                    Communications   Services       Media        Other        Total
                                    -------------------------------------------------------------------

                2001
                Net sales            $7,684,004     $ 2,157,632  $   326,962  $  452,607  $10,621,205

                Loss from
                operations             (270,911)     (3,540,755)  (1,282,276)   (235,466)  (5,329,408)
                Depreciation
                and amortization        631,704         753,592       85,997       7,020    1,478,313
                Assets                8,175,429       4,804,794      520,294   3,479,619   16,980,136
                Capital expenditures          0               0            0      51,721       51,721
                ---------------------------------------------------------------------------------------

NOTE 18         STOCK DIVIDEND

                Each shareholder of the Company on record on October 21, 2002 received one (1) share of ETLI for every seventeen point twelve (17.12) shares of Hartcourt common stock.

NOTE 19         SUBSEQUENT EVENTS (un-audited)

                On February 14, 2003, Hartcourt signed an agreement to purchase of a 45% of all of the interest of HuaQing Corporation Development Co. Ltd. and HuaQing Economics Development Co. Ltd. ("HuaQing") of China, for a total consideration of $2,202,545. Management of the Company indicated that the purchase price will be paid by issuance of 15,960,474 restricted common shares of the Company.

                Hartcourt Capital, Inc., a wholly-owned subsidiary of Hartcourt launched a bi-monthly magazine called China Report on March 4, 2003. Management of the Company indicated that the first issue has a circulation of approx. 20,000 copies, which have been distributed to the investment community, including investment banking firms, fund managers, and brokerage houses in the US, Europe and/or Asia. The objective of the magazine is to provide investors with updates and analysis on the fast-changing investment environment and opportunities in China.

                In March of 2003, Hartcourt has received balance of payment from Jiang Tai. (See Note #3d).

                On March 31 2002, Hartcourt received the remaining fund from Enlight Corporation to satisfy the totaling funding requirement $1,000,000 (see Note #2q).




                                     ######