Form 10QSB
period 2003-03-31
HARTCOURT COMPANIES INC
filed 2003-05-15
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

     [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                        Commission File Number: 001-12671


                          The Hartcourt Companies, Inc.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Utah
         (State or other jurisdiction of incorporation or organization)

                                   87-0400541
                        (IRS Employer Identification No.)

              15165 Ventura Blvd. Suite 400 Sherman Oaks, CA 91403
                    (Address of principal executive offices)

                                 (626) 844 2437
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                            Yes [X ]                No [  ].

As of March 31, 2003, The Hartcourt Companies, Inc. had 113,252,503 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                                            Yes [  ]                 No [ X ]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                 March 31, 2003
                                                                         Page
                                                                         ----
PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at March 31, 2003
        (Unaudited) and December 31, 2002                                 F-3

        Consolidated Statements of Operations for the Three
        Months ended March 31, 2003 and 2002 (Unaudited)                  F-5

        Consolidated Statements of Shareholders' Equity for the
        Three Months ended March 31, 2003 (Unaudited)                     F-6

        Consolidated Statements of Cash Flows for the Three
        Months ended March 31, 2003 and 2002 (Unaudited)                  F-7

        Notes to the Consolidated Financial Statements                    F-8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               F-22


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                 F-27

Item 2. Changes in Securities                                             F-28

Item 3. Defaults upon Senior Securities                                   F-28

Item 4. Submission of Matters to Vote of Security Holders                 F-28

Item 5. Other Information                                                 F-28

Item 6. Exhibits and Reports on Form 8-K                                  F-29

Signatures                                                                F-30

302 certification                                                         F-31

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Part I
Item 1

                                                 March 31, 2003    December 31,
                                                   (Unaudited)          2002
                                                 --------------   --------------
ASSETS

Current assets:
   Cash and cash equivalents                       $ 2,987,588    $    79,845
   Accounts receivable, net                          6,411,458        260,306
   Inventory                                         1,371,821         16,464
   Notes receivable, current portion                   759,759        709,759
   Prepaid expenses and other                          390,509         49,449
                                                   -----------    -----------
Total current assets                                11,921,135      1,115,823
                                                   -----------    -----------
Property and equipment, net                            376,886        474,521

Investments, net                                       420,000        430,000

Other assets
   Goodwill, net                                     1,867,186        624,689
   Intangibles, net                                    325,951        340,767
   Notes receivable, net of current portion          1,706,012      1,756,012
                                                   -----------    -----------
Total other assets                                   3,899,149      2,721,468
                                                   -----------    -----------
Total assets                                       $16,617,170    $ 4,741,812
                                                   ===========    ===========












          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 March 31, 2003    December 31,
                                                   (Unaudited)          2002
                                                 --------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank Loans                                    $ 2,056,120      $         -
   Accounts payable                                1,885,014        1,342,284
   Deferred revenue                                  212,864          209,333
   Notes payable, current portion                  4,004,905           18,988
   Due to related parties                          1,289,872        1,343,011
   Advances from customers                         1,127,362                -
   Accrued expenses and other current liabilities    758,162          357,265
                                                 -----------      -----------
Total current liabilities                         11,334,299        3,270,881

Total liabilities                                 11,334,299        3,270,881
                                                 -----------      -----------
Contingencies

Minority interests                                 1,990,985          561,720

Shareholders' Equity
   Preferred stock:
   Original preferred stock, $0.01 par value,
     1,000 authorized, issued and outstanding             10               10
   Common stock, $0.001 par value, 250,000,000
     shares authorized; 113,252,503 shares and
     88,518,023 shares issued and outstanding
     at March 31, 2003 and December 31, 2002         113,253           88,518
   Treasury stock, at cost, 4,804,786 and
     5,610,588 shares at March 31, 2003 and
     December 31, 2002                            (3,223,928)      (3,723,928)
   Additional paid-in capital                     57,713,956       55,669,100
   Other comprehensive loss                          (71,094)         (71,094)
   Accumulated deficit                           (51,240,311)     (51,053,395)
                                                 -----------      -----------
Total shareholders' equity                         3,291,886          909,211
                                                 -----------      -----------
Total liabilities and shareholders' equity       $16,617,170      $ 4,741,812
                                                 ===========      ===========




          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 For the Three Months Ended
                                                          March 31
                                                 --------------------------
                                                     2003          2002
                                                 ------------  ------------
Net sales                                        $ 5,722,349   $ 3,547,599

Cost of sales                                      5,330,865     3,022,964
                                                 -----------   -----------
Gross profit                                         391,484       524,635
                                                 -----------   -----------
Operating expenses:
 Selling, general and administrative                 421,867     1,079,593
 Depreciation and amortization                        37,628       362,307
 Impairment                                           14,816             -
                                                 -----------   -----------
Total operating expenses                             474,311     1,441,900
                                                 -----------   -----------
Loss from continuing operations                      (82,827)     (917,265)

Other income (expense):
 Equity in earnings (loss) of affiliate                    -         7,040
 Loss on abandonment of property and equipment       (72,371)     (114,891)
 Interest expense                                    (13,149)      (32,926)
 Interest income                                         508        53,618
 Other                                                    30             -
                                                 -----------   -----------
Total other income (expense)                         (84,982)      (87,159)
                                                 -----------   -----------
Loss from continuing operations before
            minority interest                       (167,809)   (1,004,424)

Less:  loss in subsidiary attributed to
            minority interest                        (19,107)      222,595
                                                 -----------   -----------
Loss before discontinued operations                 (186,916)     (781,829)

Discontinued operations:
   Loss from discontinued operations                       -             -
   Gain on disposal of subsidiaries/
            discontinued operations                        -             -
                                                 -----------   -----------
Loss before extraordinary item                   $  (186,916)  $  (781,829)
                                                 -----------   -----------



          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 For the Three Months Ended
                                                          March 31
                                                 --------------------------
                                                     2003          2002
                                                 ------------  ------------
Extraordinary item:
   Gain on debt extinguishment                             -             -
                                                 -----------   -----------
Net loss                                            (186,916)     (781,829)
                                                 -----------   -----------
Other comprehensive gain (loss):
   Foreign currency translation gain (loss)                -        13,306
                                                 -----------   -----------
Comprehensive loss                               $  (186,916)  $  (768,523)
                                                 ===========   ===========

Basic and fully diluted loss per common share:
   Loss from continuing operations               $     (0.00)  $     (0.01)
   Gain from discontinued operations                    0.00          0.00
                                                 -----------   -----------
   Loss per share                                $     (0.00)  $     (0.01)
                                                 -----------   -----------
Weighted average number of shares outstanding
  - Basic and fully diluted                      101,630,023    74,150,428
                                                 ===========   ===========
















          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                             Common
                            Common Stock     Preferred Stock  Additional      Stock
                       --------------------- ---------------   Paid-In    Subscriptions
     Description          Shares     Amount  Shares  Amount    Capital      Receivable
---------------------- ----------- --------- ------ -------- ------------ -------------
Balance -
December 31, 2002       88,518,023 $  88,518  1,000  $   10  $55,669,100  $         -

Shares issued for
  consulting services    1,521,446     1,522      -       -      104,211            -
Shares issued in
  connection with
  acquisition
  of HuaQing Group      15,960,474    15,960      -       -    2,186,585            -
Sale of treasury stock           -         -      -       -     (451,187)           -
Shares issued for
  subscriptions          7,252,560     7,253      -       -      205,247            -
Net loss                         -         -      -       -            -            -
                       ----------- --------- ------ -------  -----------  -----------
Balance -
March 31, 2003         113,252,503 $ 113,253  1,000 $    10  $57,713,956  $         -
                       =========== =========  ===== =======  ===========  ===========

                            Treasury Stock         Other                       Total
                        ---------------------- Comprehensive  Accumulated  Shareholders'
     Description          Shares     Amount        Loss         Deficit       Equity
----------------------  --------- ------------ ------------- ------------- -------------
Balance -
December 31, 2002       5,610,588 $(3,723,928) $   (71,094)  $(51,053,395) $    909,211

Shares issued for
  consulting services           -           -            -              -       105,733
Shares issued in
  connection with
  acquisition
  of HuaQing Group              -           -            -              -     2,202,545
Sale of treasury stock   (805,802)    500,000            -              -        48,813
Shares issued for
  subscriptions                 -           -            -              -       212,500
Net loss                        -           -                    (186,916)     (186,916)
                        --------- -----------  -----------   ------------  ------------
Balance -
March 31, 2003          4,804,786 $(3,223,928) $   (71,094)  $(51,240,311) $  3,291,886
                        ========= ===========  ===========   ============  ============


          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                           Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                             2003        2002
                                                         ------------ ----------
Cash flows from operating activities:
   Net loss                                              $  (186,916) $(781,829)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Loss on abandonment of property and equipment            72,371    114,891
     Depreciation and amortization                            52,444    362,307
     Gain on debt extinguishment                                   -          -
     Gain on sale of affiliate                                     -          -
     Minority interest in (loss)/gain of subsidiaries         19,107   (201,571)
     Equity in (income) loss of affiliate                          -     (7,040)
     Stock return on lawsuit settlement                            -          -
     Shares issued in lieu of compensation and services      105,733    170,300
     Changes in operating assets and liabilities:
       (Increase) decrease in:
       Accounts receivable                                (2,172,162)   (18,753)
       Inventory                                            (109,579)        (5)
       Prepaid expenses and other                             50,436     26,188
       Increase (decrease) in:
       Cash overdraft                                              -     13,712
       Accounts payable                                     (106,473)   (11,037)
       Accrued expenses and other current liabilities      1,125,097    130,813
       Deferred revenue                                        3,531   (119,299)
                                                         -----------  ---------
Net cash used in operating activities                     (1,146,411)  (321,323)
                                                         -----------  ---------
Cash flows from investing activities:
   Proceeds on notes receivable                                    -     96,792
   Proceeds on return of investment                           10,000          -
   Advance towards investments                                     -          -
   Cash acquired in acquisitions                           2,608,356          -
   Purchase of property and equipment                              -    (25,301)
                                                         -----------  ---------
Net cash provided by investing activities                  2,618,356     71,491
                                                         -----------  ---------




          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                           Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                             2003        2002
                                                         ------------ ----------
Cash flows from financing activities:
   Proceeds on sale of common stock                                -    312,876
   Proceeds on sale of treasury stock                         48,813          -
   Proceeds on loans and lines of credit                     604,741          -
   Proceeds from / (payments to) related parties             159,361   (260,849)
   Proceeds on notes payable                                 622,883    104,139
   Payments on capital leases                                      -    (16,477)
                                                         -----------  ---------
Net cash provided by financing activities                  1,435,798    139,689
                                                         -----------  ---------
Foreign currency translation                                       -     13,306

Net increase (decrease) in cash                            2,907,743    (96,837)

Cash and cash equivalents, beginning of period                79,845    281,563
                                                         -----------  ---------
Cash and cash equivalents, end of period                 $ 2,987,588  $ 184,726
                                                         ===========  =========



















          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

Item 1

Note 1:  Organization and Nature of Operations:

The Hartcourt Companies, Inc. (herein referred to as "Hartcourt" or "Company") is a holding and development enterprise that is building a broad network of Internet, media, and telecommunication companies in Greater China. In partnership with leading Chinese entrepreneurs and government-sponsored entities, Hartcourt is developing and investing in emerging technologies while building an integrated commercial framework for its subsidiaries and their partners. Hartcourt's operative business strategy is designed to establish market-leading position and facilitate a series of venture divestitures via IPO or public mergers in its five main business divisions to fully realize the value of these assets for its investors. The five business divisions are IT products marketing and distribution Group (including HuaQing Corporate Development Co., Ltd. ("HuaQing") of China), Sinobull Financial Group, Media Services Group, E-learning Group and Hartcourt Capital Group.

In November 2002, Hartcourt obtained a proxy of voting right of 10% of common shares from two HuaQing shareholders in a HuaQing's shareholders and Board of Directors meeting. Such a 10% proxy right covers from February 1, 2003 to March 31, 2006, over a period of three years. Consequently, Hartcourt controls a 55% of the voting right of HuaQing in the first quarter of 2003. As such, Hartcourt considers it has controlling relationship on HuaQing's operation and treats HuaQing as its controlling subsidiary. Since Hartcourt has management control over HuaQing, the HuaQing financial statement was consolidated with the operation of Hartcourt for the first quarter ended on March 31, 2003. The accompanied consolidated financial statements of Hartcourt for the first quarter ended on March 31, 2003 contains $5,494,725 of sales and $56,726 of operating profit of HuaQing. These amounts represent a one-month's operating result of HuaQing's operation. (See Note #2, Basis of Presentation.)

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

IT products marketing and distribution Group: This Group provides distribution and marketing services of IT products ranging from PC components to digital products, serving individual customers and government executive accounts as

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

well. HuaQing Corporate Development Co., Ltd. ("HuaQing") is the first member of this Group, helping customers build their own PCs with components, technology and after sales support. HuaQing was recently voted by IDG's Computer World (China) as one of the Top 100 Computer Marketing Companies in China. Followed by HuaQing, Guangdong NewHuaSun Computer Co., Ltd., the PC distributor with same business model, signed definitive agreements with Hartcourt to join this Group as of April 29, 2003. With their combined purchasing power and marketing budget, this Group aims at improving their profit margin and expanding their operation by additional acquisitions.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

OPERATIONS BY BUSINESS DIVISIONS

IT PRODUCTS MARKETING AND DISTRIBUTION GROUP:

HuaQing Corporate Development Co., Ltd. ("HuaQing"): HuaQing, founded in 1992 in Shanghai, China, specializes in the niche DIY (do-it-yourself) PC marketing and distribution. The company owns and operates 11 DIY stores in Shanghai area, helping customers build their own PCs with components, technology and after sales support provided by HuaQing. HuaQing was promoted as one of the top 100 Hi-Tech enterprises by the Shanghai Government's Science and Technology
Commission in 2001 and 2002. It was recently voted by IDG's Computer World (China), a private company, as one of the Top 100 Computer Marketing Companies in China.

On February 14, 2003, Hartcourt and HuaQing's former shareholders signed a definitive agreement ("The Agreement") to purchase of 45% of the interest of HuaQing, for a total consideration of $2,202,545, of which he purchase price was paid by issuance of 15,960,474 restricted common shares of the Hartcourt. Due to the temporary restriction of the Chinese government against foreign entity holding direct interest in marketing and distribution services in China, Hartcourt nominated Mr. Richard Yan, the Financial Controller of Hartcourt and a Chinese citizen, and Mr. Li ZhengZheng, the major Chinese shareholder of HuaQing to hold the 30% and 15% interest of HuaQing respectively, on behalf of

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

Hartcourt. Subject to the Chinese law, the two nominees have pledged all their shares to Hartcourt; as well as its voting power to enable Hartcourt to appoint the controlling slate of Directors of HuaQing. The nomination could be terminated by Hartcourt at its own option and Hartcourt holds the irrevocable right to receive back the ownership of the shares upon request, whenever the Chinese law is revised to allow foreign ownership in HuaQing, as stipulated in the World Trade Organization (WTO) agreement. On March 6, 2003, the shareholders meeting of HuaQing approved the share transferring agreement and accepted the two nominees of Hartcourt to be the new shareholders of HuaQing. The shareholders meeting updated the Article of Association and elected new directors to satisfy The Agreement. In November of 2002, Hartcourt obtained proxy of voting right of additional 10% of common shares from two HuaQing shareholders, Mr. Li Zhengzheng and Mr. Zhang Hui in HuaQing's all shareholders and Board of Directors' meeting. Such 10% proxy right covers from February 1, 2003 to March 31, 2006, over a period of three years. Consequently, Hartcourt controls a 55% of the voting right of HuaQing in the first quarter of 2003. As such, Hartcourt considers it has controlling relationship on HuaQing's operation and treats HuaQing as its controlling subsidiary. Since Hartcourt has management control over HuaQing, the HuaQing financial statement was consolidated with the operation of Hartcourt for the first quarter ended on March 31, 2003. The accompanied consolidated financial statements of Hartcourt for the first quarter ended on March 31, 2003 contains $5,494,725 of sales and $56,726 of operating profit. These amounts represent a one-month's operating result of HuaQing's operation. (See Note # 5, Segment Information). In addition, the total assets of Hartcourt in amount of $16,617,170 includes HuaQing's assets of $10,696,394. (See Note $ #5, Segment Information)

We believe that our current ownership structure complies with all existing PRC laws, rules and regulations, according to the legal opinion of our attorney. There are, however, uncertainties regarding the interpretation of current PRC laws and regulations. Accordingly, it is possible that the PRC government will ultimately take a view contrary to ours.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture named Fintel Wireless Internet Limited (FWL) for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. FTL agreed to invest cash by phases, to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange for a total of 51% ownership interest in the joint venture, and Nice Voice agreed to contribute certain assets in FWL. After the completion of due diligence, the parties signed the formal joint venture agreement on April 28, 2000 and FWL became a subsidiary of FTL. Although NiceVoice has contributed certain assets in the FWL, due to the method of funding these assets NiceVoice does not presently have legal ownership title to such assets until the final dollar payment has been made on these assets. The accompanying financial statements as of March 31, 2003 reflect FTL's investment of 51% ownership interest in FWL. FWL ceased operations on March 1, 2002 after all its customers were sold to a third party. As of March 31, 2003, FTL had advanced approximately HK$4,216,162 (US$540,534) towards its investment in FWL. During the quarter ended 30 September 2002, FTL disposed off its wholly owned subsidiary Topomedia to Bowland, the other shareholder of FTL. As Topomedia suffered a big loss, FTL made bad debt provision HK$8,704,514 (US$1,115,963) for the advance to Topomedia.

Sinobull Network Technology Company Limited (Sinobull Network): Formally known as Beijing Shangdi Net Technologies Center Company, Ltd. ("Shangdi") is principally engaged in the business of data broadcasting in China. Its main activities include research, development and sale of data broadcasting hardware and software. Shangdi is a major shareholder of Hua Xia Info, the financial data

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

Shanghai Sinobull Information Company Limited (Sinobull Information): Formally known as Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao"). Sinobull Information is a major real-time financial data provider in Shanghai using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities data that compliments the financial information database of Hua Xia Info and the financial data delivery systems of FTL. Association with Guo Mao gives Sinobull a distinct edge over any competitive financial portals in China. On December 1, 1999, Sinobull signed a Term Sheet Agreement with Guo Mao whereby Guo Mao agreed to issue new shares for a total proceeds of $1,000,000 which will represent 50% of the expanded capital of Guo Mao. Sinobull agreed to subscribe for all the new shares issued by Guo Mao. On May 16, 2000, Sinobull and Hopeful Internet Technologies Limited ("Hopeful") entered into an agreement whereby Hopeful, an investment holding company incorporated in the British

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

Virgin Islands, will acquire through its wholly-owned subsidiary Shanghai Sinobull Information Company Limited ("Sinobull Information"), all of the operating assets and business of Guo Mao. To finance this acquisition, Hopeful issued new shares to Sinobull equal to 40% of the expanded capital of Hopeful for a total consideration of $1,000,000. The terms of payment by Sinobull for the purchase of new shares will be: $200,000 in cash upon signing of the agreement; $150,000 in cash within 30 days of signing of the agreement; $150,000 in cash within 60 days of signing of the agreement; and $500,000 within 30 days after signing of the agreement in shares of Hartcourt based on the average closing price in the last 7 trading days before payment, or in shares of Sinobull based upon the valuation to be agreed on by the parties. On December 28, 2000, Sinobull, Hopeful, Guo Mao and Lee Lu Ping (representative of the owners of Guo Mao) signed a Share Subscription Agreement whereby, Sinobull will own 51% ownership in Hopeful and Lee Lu Ping will own 49% of ownership in Hopeful after payment of consideration to Guo Mao for purchase of all tangible and intangible assets. Sinobull has paid $500,000 in cash received from Hartcourt towards the purchase of new shares of Hopeful and issued 805,802 shares of Hartcourt's common stock valued at $500,000 to Sinobull Information in February 2001. The 805,802 common shares issued to Sinobull Information were sold out to satisfy certain obligation as of March 31, 2003.

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

On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman Computer Services Corporation Limited (Hopeman") to form a joint venture in Shanghai and jointly develop and market a 24-hour financial television program and/or provide financial data services to existing/new financial television programs for China market. The new joint venture was named "Haike Caijin TV" means Hartcourt Financial Television (HCTV) in English. HCTV was to be registered in Shanghai with a funding of $1.0 million. The agreement defined the first phase joint venture investment terms for the period from September 2000 to December 2000. In February 2001, HCTV Joint Venture Company was formed and a temporary license was obtained to conduct the business of the joint venture pending issuance of a new license upon China's entry into the WTO and contribution of $200,000 as the subscribed capital of the HCTV Joint Venture Company. As of June 30, 2002, Hopeman has invested $50,000 for its 33.3% investment and Hartcourt has invested $100,000 towards its 66.7% equity ownership in the HCTV joint venture. The temporary license issued by the Chinese authorities expired on February 14, 2002 pending injection of an additional $850,000 towards the capital subscription. Due to the complex regulation

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

regarding foreign investment in the TV industry sector and due to the fact that Hartcourt and Hopeman will not have the financial resources to support the initial investment capital required, on August 28, 2002, Hartcourt has agreed to sell its entire interest in this joint venture back to Hopeman. According to the agreement, Hartcourt will receive back all of its investment from Hopeman. As of March 31, 2003, Hartcourt has received US$ 30,000 from Hopeman.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

The investment from Hartcourt to WindInfo was agreed to be paid as follows: a) upon completion of the Agreement of JVC by both parties within 15 days from the date of the Term Sheet Agreement signed, Hartcourt shall arrange a payment from Guo Mao as a loan to WindInfo in the amount of $500,000; b) pay $1,500,000 in the temporary JVC account within 15 days of the establishment of the temporary JVC bank account; c) pay $1,500,000 into the JVC no later than three months from the date of establishment of the JVC. Upon receipt of all committed capital from Hartcourt, WindInfo agreed to immediately pay back the $500,000 loan to Guo Mao. On September 18, 2000, Sinobull advanced $500,000 to Guo Mao who loaned the same amount to WindInfo on behalf of Hartcourt. Pursuant to the addendum to the Term Sheet Agreement, on January 10, 2001, Hartcourt and WindInfo signed a direct investment agreement whereby Hartcourt agreed to convert the loan from Guo Mao of $500,000 to a 5% equity ownership in the JVC to be formed. Upon further negotiations between the two parties, Hartcourt and WindInfo have mutually agreed to terminate the Term Sheet Agreement of formation of JVC and WindInfo agreed to return Hartcourt's contribution of $500,000 towards its investment in the JVC. As of March 31, 2003, WindInfo returned $60,241 to Sinobull Information on behalf of Hartcourt. The accompanying financial statements as of March 31, 2003 reflect Hartcourt's loan of $439,759 to WindInfo. Both parties are negotiating to an acceptable payment plan for Hartcourt to receive the remainder of its loan during the year 2003.

Equis International Inc.((R)), a wholly owned subsidiary of Reuters Limited(R) signed on June 1, 2001, an International Distribution Agreement with Hartcourt including Sinobull Group in Shanghai, Beijing and Hong Kong, a non-exclusive distributor of licensed products within the People's Republic of China (PRC) except in Hong Kong and Taiwan, and grants to Hartcourt a non-exclusive right and license to market, promote and distribute the licensed products in the PRC to sub-distributors, resellers and end users to localize Equis' award-winning family of MetaStock(R) products and market them to over 10 million investors in the Greater China area. The initial term of the agreement is for three years. Under the terms of the agreement Equis International also granted Sinobull Group

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

conditional territory exclusivity for a period of twelve months for the Chinese versions of MetaStock products within the Greater China market. Hartcourt's remuneration for the sale of licensed products will be the difference between the selling price to its customers and Hartcourt's discounted purchase price as agreed between Hartcourt and Equis. As of March 31, 2003, Hartcourt and its affiliates sold 5 copies of the Equis's licensed products for HK$21,000
(US$2,692) and recorded data feed income of HK$5,300 (US$679) for MetaStock products, since the inception of this agreement.

YesMobile Inc. incorporated in Hong Kong, is currently a leading Chinese Wireless Application Protocol (WAP) portal with open-standard and multi-platform compatibility in Asia. Sinobull.com HK Ltd. (Sinobull HK) has signed a revenue sharing agreement with YesMobile whereby, Sinobull HK agreed to provide financial contents to YesMobile in China. The data will include real time stock quotes, commodities and currencies contracts, economic news, commentaries and research reports. Pursuant to the terms of the agreement, Sinobull HK will share 70% of the revenues received and YesMobile will share 30% of the revenue received from the users of the Wireless Application Protocol (WAP) portal and the Short Message Service (SMS) of YesMobile. Users will access these contents via their mobile phones, as well as PDAs and other wireless devices. YesMobile is currently providing these services to over 105 million users of China Mobile. As of March 31, 2003, Sinobull HK has not received any revenues under the revenue sharing agreement.

MEDIA SERVICES GROUP:

The Media Services Group mainly consists of Ai-Asia Inc. and StreamingAsia Holdings Limited, which consists of the operations of StreamingAsia Limited, LogicSpace Limited and SyndicateAsia Limited. The Media Services Group provides a comprehensive real-time audio and video delivery (Streaming Media) solution along with Internet consulting and web application development to businesses, professionals, organizations, web sites and content publishers. The Streaming Media Group's network infrastructure enables the streaming of superior-quality multimedia advertising, live event broadcasting and on-demand audio and video content over the Internet to target audiences throughout Asia and Globally.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

LogicSpace Limited ("LogicSpace"): LogicSpace, a wholly-owned subsidiary of StreamingAsia Limited, is an Internet consulting and web application development company that provides a wide range of Internet services including web page design, system architecture and solution implementation. LogicSpace offers cost-effective and one-stop shop Internet solutions that enable companies to achieve smooth results in doing business on the Internet. Solutions include top-notch eBusiness & Internet consultation, B2B/B2C Portal Development & Implementation, Web-Based & Wireless application design and "know-how" implementation. The operating results of LogicSpace are consolidated with StreamingAsia Limited in the accompanying financial statements as of March 31, 2003.

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

On May 16, 2001 Hartcourt took control over the management and operations of Asia Top and China Top, and signed a Term Sheet Agreement to acquire an

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

additional 35% ownership interest in Asia Top and China Top. On August 9, 2001, Hartcourt closed the escrow and completed the acquisition of an additional 35% ownership interest in Asia Top and China Top for a total purchase consideration of HK$800,000 (US$102,564). On April 1, 2002, Asia Top and China Top ceased operations and transferred its 85% ownership in StreamingAsia Limited and Syndicated Asia Limited to Hartcourt Companies Limited. The accompanying financial statements at March 31, 2003 reflect Hartcourt's ownership of 85% of the StreamingAsia Limited and Syndicate Asia Limited and its results of operations from the date of acquisition are consolidated with Hartcourt. StreamingAsia Limited, Logicspace Limited and SyndicateAsia Limited ceased their operation as of June 30, 2002.

eMPACT Solutions, Inc. ("eMPACT") - eMPACT, development stage enterprise, an e-commerce systems management and consulting company, specializes in providing back-office infrastructure for Internet companies. The services include technology selection, system design and management, transaction performance monitoring, resource utilization tracking and security monitoring. On April 30, 2000, Harcourt executed a Subscription Agreement and Investment Representation and agreed to subscribe and purchase three hundred (300) shares of Class B Convertible Preferred Stock, par value $0.001 per share of eMPACT for $300,000. Hartcourt has determined that at this time to increase its investment in eMPACT would not be advantageous to the company or its shareholders. On January 7, 2002, eMPACT received $7,500,000 as the second round of funding from the venture capital partners for further expansion of the company's Internet related business. The accompanying financial statements at March 31, 2003 reflect Hartcourt's investment in eMPACT of $300,000.

Beijing Total Solution System, Ltd. ("TSS"): On September 15, 2000, Hartcourt and TSS signed a Term Sheet Agreement to form a Joint Venture Company (JVC) called TSS Streaming, Ltd to develop broadband enabling technology for internet broadcasting market and develop world leading web-casting solution and global market. Hartcourt agreed to contribute $2.4 million for 60% ownership interest in the JVC and TSS agreed to contribute all of its tangible and intangible assets of its existing operations in China for its 40% ownership interest in the JVC. On December 1, 2000, Hartcourt and TSS signed a loan agreement and Hartcourt advanced $70,000 as a loan to support TSS's 2000 marketing plan, convertible into for the ownership of 5% shares of TSS. Upon contribution of the remaining $2,330,000, Hartcourt could acquire the additional 55% shares of the JVC. Hartcourt has not converted its loan into an investment of 5% in TSS. Hartcourt has not exercised its right to subscribe for the additional 55% of the ownership interest in the JVC and such right has subsequently been lapsed. The accompanying financial statements reflect Hartcourt's loan of $70,000 to TSS as of March 31, 2003. Hartcourt does not intend to acquire any ownership interest in TSS at this time.

HARTCOURT CAPITAL GROUP:

On August 8, 2000, Hartcourt established Hartcourt Capital Inc, a wholly owned subsidiary, to act as a bridge between high-growth Chinese companies and the U.S. capital markets. On January 25, 2002, Hartcourt Capital Inc. purchased

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

E-LEARNING GROUP:

On June 18, 2001, Hartcourt executed a Revenue Sharing Agreement in cooperation with Northern Jiaotong University and California State University-Fullerton to jointly develop education projects and introduce American career training courses and post-graduate business programs in China. The project offers prestigious American education programs in China, utilizing one of the first online education licenses awarded by China's Ministry of Education. The project offers both certificate and degree programs with courses designed for relevance in today's business world. Coursework will be offered initially in the classroom and later expanded online. Hartcourt plans to extend its program to other potential partners and institutions in the future. Hartcourt has advanced $100,000 towards the working capital for its investment in this project as of March 31, 2003. The accompanying financial statements as of March 31, 2003 reflect Hartcourt's investment of $100,000 in the education project. The total financial commitments of Hartcourt and terms of payment on this project are currently being negotiated between the parties and expect to be finalized by June 30, 2003.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

However, on October 21, 2002, Hartcourt has decided to divest the relationship with ETCI, via distributing of 5 million shares of ETCI that it still retained as dividends to all of its shareholders. Furthermore, on October 23, 2002, Hartcourt and ETCI has completed an agreement in which Hartcourt agreed to return to ETCI 12,895,579 shares of ETCI in exchange for 2 promissory notes of $1,250,000 and $140,595 plus 4,756,058 shares of HRCT held by ETCI and its shareholders. As a result, as of October 23, 2002, Hartcourt has completed its divesture of ETCI and no longer has any interest in ETCI.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

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

PYR Management LLC ("PYR") - On January 26, 2000, Hartcourt completed a private placement of 227,445 Units, each unit consisting of a Class I and a Class II Warrant, to PYR for $3,000,000 pursuant to a Regulation D Subscription Agreement. On January 27, 2000, Hartcourt received $2,743,000 from PYR to be used for working capital requirements of Hartcourt. On February 4, 2000 Hartcourt filed a Form 8-K with the SEC. On February 21, 2001, Hartcourt and PYR Management entered into a Letter Agreement whereby the parties agreed on the maximum number of Units PYR can receive under the reset provisions of the Subscription Agreement. Pursuant to the terms of the agreement, the quantity of Units and the exercise price of the warrants will no longer reset. The final amount of Units that can be issued shall be 4,000,000 shares of common stock and 4,000,000 Class I Warrants. The cap amount shall be 8,000,000 shares of common stock (on a "post-split" basis) including Class I warrants. As a result of reset calculations, Hartcourt issued on March 6, 2001 an additional 930,784 shares and on May 18, 2001 an additional 1,035,308 shares of common stock for a total of 4,000,000 shares as of March 31, 2003 and 4,000,000 warrants exercisable at $0.69375 per share of common stock. No warrants have been exercised to convert into common shares as of April 29, 2003.

Edda Limited ("Edda"): On December 26, 2000, Hartcourt and Edda signed a Stock Sale Agreement (Agreement) whereby Hartcourt agreed to sell 4,000,000 restricted shares of its common stock as a block to Edda at the agreed price of fifty cents ($0.50) per share. Pursuant to the terms of the Agreement, Hartcourt will deliver to Edda the requisite number of common shares restricted under the Rule 144 of SEC regulations upon receipt of the full and complete purchase price in the amount of $2,000,000. On October 31, 2001, Hartcourt issued an additional 1,363,636 common shares valued at $0.22 per share for a subscription receivable of $300,000. On March 4, 2002, Hartcourt and Edda signed a new Stock Sale Agreement whereby Hartcourt agreed to sell 5,000,000 restricted shares of its common stock as a block to Edda at the agreed price of twelve cents ($0.12) per share or $600,000. The accompanying financial statements reflect that Hartcourt received $2,326,819 from Edda as of March 31, 2003.

However, during the 2002 audit, Hartcourt found that the issued share prices should have been calculated differently according to the agreement and its addendum. Therefore, the correct price of 4,000,000 restricted shares issued on December 26, 2000 and the 1,363,636 restricted shares issued on October 31, 2001 and 5,000,000 restricted shares issued on March 4, 2002 should have been $0.28,

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

$0.095 and $0.085 per share respectively. As a result, Hartcourt has adjusted the additional paid-in capital and subscription receivable respectively as of December 31, 2002.


Enlight Corporation ("Enlight"): On May 9, 2002, Hartcourt and Enlight signed a Stock Purchase Agreement whereby Hartcourt agreed to sell 5,000,000 restricted shares of its common stock as a block to Enlight at the price of eight cents ($0.08) per share. However, as Hartcourt share price kept decreasing, the two sides have agreed to revise the agreement on 10 October 2002. Pursuant to the terms of the new agreement, Enlight will purchase $1,000,000 worth of common shares of Hartcourt, restricted under Rule 144 and/or Reg S regulation, at a discount to current market price. As of March 31, 2003, Hartcourt has received $1,000,000 from Enlight and agreed to issue 2,417,520 restricted shares to Enlight each month starting December 2002. As of March 31, 2003, Hartcourt has issued four installments of the restricted shares to Enlight as in accordance with the agreement.

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

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements and related notes included in the Company's 2002 Form 10-KSB.

During the first quarter of 2003, ended on March 31, 2003, the Company acquired a controlling interest of HuaQing. This acquisition consummated via a proxy exercise, .has a significant financial implication to Hartcourt's operations as to Hartcourt's sales operating results, and assets (See Note # 1). As the Company is a public traded entity in the United States, it is required to disclose such a major event on Form 8-K with the Securities and Exchange
Commission under the federal securities laws of the United States. The disclosure should include audited financial statements of HuaQing, the recently acquired entity, for the two most recent fiscal years and any interim periods prior to the date of such an acquisition. Such a disclosure should also included in a pro forma financial information showing the effect of the acquisition. As of this review date such required audited financial statements and the pro forma financial information have not been filed with the SEC..

In the opinion of management,  the accompanying unaudited consolidated financial
statements   contain  all  adjustments  (which  include  only  normal  recurring

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

adjustments) necessary to present fairly the Balance Sheets of The Hartcourt Companies, Inc. and its subsidiaries as of March 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for the three months ended March 31, 2003 and 2002, respectively. The financial statements for the three months ended March 31, 2003 are consolidated to include the accounts of The Hartcourt Companies Inc., its 58.53% owned subsidiary Financial Telecom Limited, its wholly owned subsidiary Hartcourt Companies Ltd. (formerly known as Sinobull.com Inc.) which owns 85% of StreamingAsia Limited Group, its 5% owned subsidiary HuaQing Corporate Development Co., Ltd. and its wholly owned subsidiary Hartcourt Capital Inc.

The financial statements for the three months ended March 31, 2002 are consolidated to include the accounts of The Hartcourt Companies, Inc., its 58.53% owned subsidiary Financial Telecom Limited, its 85% owned subsidiary Asia Top of StreamingAsia Limited Group, its 51.7% owned subsidiary Elephant Talk Communications, Inc., its wholly owned subsidiary Sinobull.com Inc., and its 66.7% owned subsidiary HCTV.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

Certain 2002 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

The accounting policies followed by the Company are set forth in Note A to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 2002.

Note 3.  Supplemental Disclosure of Non-Cash Financing Activities

                                            Three Months     Three Months
                                               Ended            Ended
                                             March 31,        March 31,
                                              2003              2002
                                            -------------    -------------
Cash paid for:
  Interest                                  $     13,149     $     32,926
  Taxes                                                -                -
                                            ============     ============
Non-cash operating and
financing activities:
 Shares issued to directors for
  compensation and services                 $          -     $     94,800
 Shares issued for consulting
  services                                       105,733           75,500
 Shares issued for subscription
  payable                                        212,500                -
 Shares issued in connection
  with acquisitions (See Note #1)              2,202,545                -

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

Note 4.  Loss per Share
                                            Three Months     Three Months
                                               Ended            Ended
                                             March 31,        March 31,
                                              2003              2002
                                            -------------    -------------
Net loss                                    $    186,916     $    768,523
Effects of dilutive securities                         -                -
                                            ------------     ------------
Weighted average shares outstanding          101,630,023       74,150,428

Basic and dilutive earnings per share       $      (0.00)    $      (0.01)
                                            ============     ============

At March 31, 2003 and 2002, the Company had 9,733,530 and 4,733,530 warrants and options outstanding, each exercisable into one share of common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects based on the net loss reported for each period.

Note 5.  Segment and related information:

The Company has five(5) reportable segments. Each segment is a strategic business that the Company manages separately because each business develops and sells products to a specific market. The reportable segments are as follows: a) IT Products Marketing and Distribution Group, provides services to customers to build their own PCs with components, technology and after sales support; b) Financial Services, provides financial content through various sources including television, internet and wireless access systems; c) Telecommunications, provides comprehensive telecommunications services, which was divested in 2002;
d) Streaming Media, provides internet related software development services with an expertise in audio and video streaming to businesses. e)The Consulting, E-learning Group and Capital Groups operating segments do not meet the quantitative threshold for a reportable segment and are therefore included in the "Other" category. The principal market and operation for the Company's products is located in China. Foreign sales, primarily in China amounted to $5,722,349 during the three months ended March 31, 2003 (see Note #1, HuaQing acquisition, and Note #2. Basis of Presentation). The Chinese operations account for $13,167,147 of consolidated total assets as of March 31, 2003 (See Note #1 HuaQing acquisition). As Hartcourt divested its relationship with Elephant Talk Communications Inc. (ETCI), a former controlling subsidiary on October 23, 2002, the segment information of the first quarter of 2003 does not include any financial information of ETCI. The accounting policies of the segments are the same as described in the summary of significant accounting policies.


 The Company evaluates segment performance based on income from prospective operations. All inter company transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)


Segment results for the three months ended March 31, 2003 and 2002 are as follows:

                    IT-Products     Tele-       Financial   Streaming
                     Marketing  Communications   Services     Media       Other       Total
                    ----------- -------------- ------------ ---------- ----------- ------------
2003
----
Net sales            5,494,725  $          -   $   181,342  $       -  $   46,282  $ 5,722,349

Gain/(Loss) from
operations              56,726             -       (95,342)   (23,463)   (124,837)    (186,916)

Depreciation and
amortization               151             -        34,348          -       3,129       37,628

Assets              10,696,394             -     2,244,619    142,525   3,533,632   16,617,170

Capital
expenditures                 -             -             -          -           -            -
                    --------------------------------------------------------------------------
2002
----
Net sales                    -  $  2,947,878   $   373,880  $  76,115  $  149,726  $ 3,547,599

Loss from
operations                   -      (223,370)     (337,835)   (69,366)   (373,853)  (1,004,424)

Depreciation and
amortization                 -       148,807       192,899     18,473       2,128      362,307

Assets                       -     7,929,177     4,375,132    404,151   3,718,385   16,426,845

Capital
expenditures                 -             -       (25,301)         -           -      (25,301)
                    --------------------------------------------------------------------------

Note 7.  Litigations

Comerica Bank of California v. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of Pego's alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

a judgment of approximately $635,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt. The case is ongoing and the Company has not accrued any of the guaranteed payments in its financial statements as of March 31, 2003.

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

In Apollo Financial Network, LLC v. The Hartcourt Companies, Inc., Los Angeles Superior Court Case No. BC 245398, filed on February 21, 2001,

Apollo Financial Network filed an action for breach of contract arising out of a consulting agreement, which was canceled in January 1999. The matter was settled when the Company stipulated to entry of judgment against it in the amount of $11,500.00, which represented an amount less than the projected costs of defense. Judgment in such amount was entered against the Company on November 20, 2002. The case is ongoing and the Company has not accrued any of the guaranteed payments in its financial statements as of March 31, 2003.

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

Note 8.  Subsequent events

Guangdong  NewHuaSun  Computer  Co.,  Ltd.  ("NewHuaSun"):  On April  30,  2003,
Hartcourt signed a definitive agreement to purchase of 45% of all of the interest of NewHuaSun, for a total consideration of $3,304,597. The purchase price will be paid by issuance of 13,769,156 restricted common shares of the Registrant. NewHuaSun, founded in 1998, specializes in the marketing and distribution of PC and other digital products. NewHuaSun owns and operates 5

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2003 (UNAUDITED)

flagship stores and service centers, as well as 60 affiliated stores in Guangdong, Guangxi, Fujian, Hunan and Hainan provinces, serving customers with latest computer hardware, software, technical services and digital products.

Shanghai GuoWei Science and Technology Ltd ("GuoWei"): On April 30, 2003, Hartcourt signed a definitive agreement to purchase of 45% of all of the interest of GuoWei, for a total consideration of $4,345,517. The purchase price will be paid by issuance of 10,863,792 restricted common shares of the Registrant. GuoWei, founded in 1996, owns and operates 13 stores in Shanghai area and surrounding areas, completed with service centers and warehouse distribution. The stores provide customers with latest computer hardware, software, technical services and other digital products. It is also the leading online PC retailer in Shanghai for computer products at www.12diy.com.

Changes in the Board of Directors: On April 2, 2003, the Board of Directors of the Company has accepted the resignation of Mr. Anthony Qiao, who had resigned due to potential conflict of interest, because he is also the Company's attorney in China. The Board has appointed Dr. XiaoYang Li to replace Mr. Qiao. Dr. Li has accepted the assignment. In addition, the Board has appointed Mr. Geoffrey Wei as a new member to its Board. Mr. Wei has accepted the assignment. Mr. Wei, a certified public accountant, will head the Audit Committee. Together with Dr. Billy Wang, the two new independent directors will share equal voting power with the management, reflecting the standard set forth by Sarbanes-Oxley Act.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           MARCH 31, 2003 (UNAUDITED)

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

Plan of Operation

The Hartcourt Companies, Inc. is a holding and development enterprise that is building a broad network of IT products' marketing and distribution, Internet, media, and telecommunication companies in Greater China. In partnership with leading Chinese entrepreneurs and government-sponsored entities, Hartcourt is developing and investing in emerging technologies while building an integrated commercial framework for its subsidiaries and their partners. Hartcourt's operative business strategy is designed to establish market-leading position and facilitate a series of venture divestitures via IPO or public mergers in its five main business divisions to fully realize the value of these assets for its investors. The five business divisions are IT Products Marketing and Distribution Group, Sinobull Financial Group, Media Services Group, E-learning Group and Hartcourt Capital Group.

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

Results of Operations

Since mid-1999, Hartcourt has been focusing on assembling a collection of companies and services that will provide citizens of China with next generation communication services, including China-focused Internet access and financial portals, online share trading services, data broadcasting, and financial services. The Company signed underwriting agreements for the initial public offerings of shares of its two most developed investments, both of which were planned in the year 2001. On January 4, 2002, pursuant to an Agreement of Merger and Plan of Reorganization, Hartcourt's subsidiary Elephant Talk Limited merged

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           MARCH 31, 2003 (UNAUDITED)

with Staruni Corporation, a California corporation, organized under the laws of California and listed on the over the counter on bulletin board of NASDAQ exchange. Hartcourt plans to eventually build all of its current operations into stand-alone entities that will also be taken public on US and/or Asian Financial markets. During 2003, Hartcourt continued its previously implemented plan to acquire profitable companies that were in established industries with a history of growth. In February 2003, Hartcourt successfully acquired HuaQing, a profitable and growing IT service related company. In April 2003, Hartcourt signed definite agreements to acquire NewHuaSun Group, another PC distributor, to further consolidate the marketing position and improve the operating result of the whole Company. When appropriate, Hartcourt will seek ways to make these entities be public to give shareholders high returns.

The operations of Hartcourt for the three months ended March 31, 2003 consisted of the operations of FTL (58.53% ownership interest), Hartcourt Companies Limited (formerly known as Sinobull.com Inc.) (100% ownership interest) which holds 85% ownership interest in StreamingAsia Limited and Syndicate Asia
Limited, Ai-Asia Limited (100% ownership interest), HuaQing Corporate Development Co., Ltd. (45% ownership interest), Hartcourt Capital Inc. (100% ownership interest), and Hartcourt's investment and advances to other entities in US, China and Hong Kong. Operations for the three months ended March 31, 2003 consisted of operations of FTL (58.53% ownership interest), Sinobull.com Inc. (100% ownership interest), Elephant Talk Communications, Inc. (51.7% ownership interest), StreamingAsia Holdings Limited (85% ownership interest), HCTV (66.7% ownership interest), and Hartcourt's investment and advances to Hartcourt Capital Limited for acquisitions in China and Hong Kong.

Net sales and cost of sales: The Company recorded net sales of $5,722,349 for the three months ended March 31, 2003, compared to $3,547,599 for the same periods in 2002. Net sales during the three months ended March 31, 2003 primarily consisted of revenues derived from sales of IT products to customers, providing services to help customers build their own PCs with components, technology and after sales support. Net sales also include sale of rental of equipment, and the related Internet and telephone services provided by FTL; and real-time financial data services provided by Sinobull Financial Information using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities to its customers in China. Net sales for the three months ended March 31, 2002 primarily consisted of revenues derived from providing telecommunication services relating to voice, data transmission like IDD, pre-paid calling cards and ISP services to a wide range of customers including major telecommunication companies in US and Hong Kong. Net sales also include sale of wireless pagers, rental of equipment, and the related Internet and telephone services provided by FTL; real-time financial data services provided by Sinobull Financial Information using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities to its customers in China; and StreamingAsia providing web hosting and software development services in audio and video delivery or streaming solutions. The increase of sales was mainly attributed due to the sales of HuaQing, acquired in February 2003, although the accompanied financial statements only include one month's operating result of HuaQing. Cost of sales amounted to $5,330,865 for the three months ended March 31, 2003 compared to $3,022,964 for the same period

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           MARCH 31, 2003 (UNAUDITED)

in 2002. Cost of sales for the three months ended March 31, 2003 primarily included the costs of IT products sold to customers provided by HuaQing; cost of transmission and Internet services provided to FTL customers; and costs incurred in providing financial data services in stock quotes, futures and commodities by Sinobull. Cost of sales for the three months ended March 31, 2002 primarily included the costs in providing resale arrangements with long distance providers, cost of leasing transmission facilities, international gateway switches voice, data transmission and ISP services offered by Elephant Talk; cost of wireless pagers, cost of transmission and Internet services provided to FTL and FWL customers; costs incurred in providing financial data services in stock quotes, futures and commodities by Sinobull; and costs incurred in providing audio and video delivery and streaming solutions by StreamingAsia. The drop in operational margin was mainly contributed to the lower margin in distribution sector when compared to the margin of telecommunication sector.

Selling, general and administrative expenses (SG&A): SG&A were $421,867 for the three months ended March 31, 2003 compared to $1,079,593 for the same period in 2002. Apart from reduction in consulting, legal and administrative costs, the significant decrease was primarily attributed due to lower expenses ratio of IT distribution sector, compared to its higher sales amount.

Depreciation and amortization:. The depreciation and amortization were $37,628 for the three months ended March 31, 2003 compared to $362,307 for the same period in 2002. The significant decrease resulted mainly due to the lower equipment requirements in distribution sector in 2003 compared with the higher equipment requirements in telecommunication sector in 2002.

Liquidity and Capital Resources:

Hartcourt's principal capital requirements during the year 2003 are to fund the acquisitions of growth oriented IT related operating companies in China and Asia. During the three months ended March 31, 2003, Hartcourt raised necessary funds to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

As shown in the accompanying financial statements, Hartcourt incurred a net loss of $186,916 for the three months ended March 31, 2003 as compared to a net loss of $768,523 for the same period in 2002, although Hartcourt's current assets exceeded its current liabilities by $586,836 at March 31, 2003. This factor and the need to raise additional funds to accomplish its objectives, create a doubt about Hartcourt's ability to continue as a going concern.

Hartcourt has taken certain restructuring steps, which in the management's opinion will provide the necessary capital to continue its operations. These steps included: 1) the settlement of certain matters of litigation and disputes. The Company plans to actively seek funding sources once Hartcourt is able to discontinue and dispose-off all non-profitable assets by selling or spinning-off or restructuring to minimize loss or liability.

Operating activities: During the three months ended March 31, 2003, net cash used by operating activities increased to $1,146,411 compared to $321,323 during

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           MARCH 31, 2003 (UNAUDITED)

the same period in 2002. The cash outflow in operating activities resulted primarily due to the increase of accounts receivable of $2,172,162, netting of the increase of accrued expenses and other current liabilities of $1,125,097 after acquisition of HuaQing, due to the net loss during the period of $186,916, and also due to the increase of inventory, decrease of accounts payable, etc.

Investing activities. Net cash provided by investing activities during the three months ended March 31, 2003, was $2,618,356 compared to $71,491 for the same period in 2002. Cash provided during the three months ended March 31, 2003 was primarily due to proceeds received on return of investment from HCTV of $10,000 and the cash acquired resulted from the acquisition of HuaQing of $2,608,356.

Financing activities. Net cash provided by financing activities during the three months ended March 31, 2003 was $1,435,798 compared to $139,689 during the same period in 2002. Net cash was provided primarily due to proceeds from increase of bank loans and notes payable amounted to $604,741 and 622,883 respectively.

As a result of the above activities, the company experienced a net increase in cash of $2,987,588 for the three months ended March 31, 2003. In spite of the positive cashflow results, the ability of Hartcourt to continue as a going concern is still dependent on its success in obtaining additional financing and fulfilling its plan of restructuring.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2003 (UNAUDITED)

Part II

Item 1.  LEGAL PROCEEDINGS

Comerica Bank of California v. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of Pego's alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgment of approximately $635,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt. The case is ongoing and the Company has not accrued any of the guaranteed payments in its financial statements as of March 31, 2003.

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

In Apollo Financial Network, LLC v. The Hartcourt Companies, Inc., Los Angeles Superior Court Case No. BC 245398, filed on February 21, 2001,

Apollo Financial Network filed an action for breach of contract arising out of a consulting agreement, which was canceled in January 1999. The matter was settled when the Company stipulated to entry of judgment against it in the amount of $11,500.00, which represented an amount less than the projected costs of defense. Judgment in such amount was entered against the Company on November 20, 2002. The case is ongoing and the Company has not accrued any of the guaranteed payments in its financial statements as of March 31, 2003.

The Company is party to various claims and legal proceedings arising out of the normal course of its business. These claims and legal proceedings relate primarily to contractual rights and obligations, and employment matters. While there can be no assurance that an adverse determination of any such matters

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2003 (UNAUDITED)

could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2003 (UNAUDITED)

Item 2.  CHANGES IN SECURITIES

Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits

        None.

    b) Reports on Form 8-K

        On February 25, 2003, Hartcourt's acquisition of 45% of ownership interest in Shanghai HuaQing Corporation Development Co., Ltd. File Number 001-12671. Incorporated herein by reference.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2003 (UNAUDITED)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.


                                         The Hartcourt Companies, Inc.


Date:  May 13, 2003           By: /s/ Alan V. Phan
                              --------------------------------
                              Dr. Alan V. Phan
                              Chairman


Date:  May 13, 2003           By: /s/ David Chen
                              --------------------------------
                              David Chen
                              Chief Executive Officer and
                              Principal Accounting Officer

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2003 (UNAUDITED)

                                302 CERTIFICATION
I, David Y. Chen, certify that:

1. I have reviewed this transition report on Form 10-QSB of HARTCOURT COMPANIES INC;
2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;
3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and
         c. presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003                By: /s/ David Chen
                                   --------------------------------
                                   David Chen
                                   Acting Chief Executive Officer and
                                   Principal Accounting Officer

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2003 (UNAUDITED)

                                302 CERTIFICATION
I, Richard Yan, certify that:

1. I have reviewed this transition report on Form 10-QSB of HARTCOURT COMPANIES INC;
2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;
3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and
         c. presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003              By: /s/ Richard Yan
                                 --------------------------------
                                 Richard Yan
                                 Acting Chief Financial Officer and
                                 Financial Controller
                                      F-40