Form 10KSB/A
period 2002-12-31
HARTCOURT COMPANIES INC
filed 2003-06-20
CIK 949427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For fiscal year ended December 31, 2002


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

Severe acute respiratory syndrome epidemic

The severe acute respiratory syndrome, or SARS, now shows 111 deaths and 2,781 cases worldwide according to the latest World Health Organization ("WHO") figures from April 10 2003. The sickness is believed to have started in the southern Chinese province of Guangdong last November and has spread fast to the whole world especially in Mainland China and Hong Kong. Although it is said to be under of control, it has caused recession for Asian tourism. Numerous trips have been postponed, hotel bookings have been cancelled and events are being rescheduled. Tourism is feeling the consequences of the conflict in Iraq but it is more by fears of a deadly form of pneumonia, originated in southern China, that people change their plans. This disease may affect the communication and travel much, which may result negative impact in our business. As how soon will this epidemic be thoroughly resolved is un-predictable, and how sever will it affect to the economic, we are unable to forecast the degree of the adverse effect on our business and operation.

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

Net sales and cost of sales. The Company recorded net sales of $1,137,011 in year 2002, compared to $10,621,205 in 2001. Net sales primarily consisted of sales of wireless pagers, rental of equipment, and the related Internet and telephone services provided by FTL; real-time financial data services provided by Sinobull Financial Information using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities to its customers in China; and StreamingAsia providing web hosting and software development services in audio and video delivery or streaming solutions. The significant drop in sales of 2002 when compared to 2001 is mainly due to the fact that Hartcourt has disposed ETLK of in October 2002. The sales of Elephant Talk covered 72% more of the total sales in 2001. Moreover, the financial sector has been affected badly by the stock market downturn. As a result, most banks and brokerage houses have reduced their spending on data services, causing additional price-cutting among competitors. Cost of sales included cost of capacity associated with the sales recognized from providing telecommunications services, costs associated with in acquiring data-feed from Honk Kong Stock Exchange and various commodities exchanges in China via TV channels and satellite transmissions, equipment rental in providing event real-time Internet broadcasting and on-demand multimedia content delivery and total web solutions. The increase in operating margin is mainly due to the higher margin in financial sector, compared to lower margin in telecommunication services rendered by Elephant Talk only included in 2001.

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

Name                  Age   Position                         Dates Held

Dr. Alan V. Phan       57    Chairman of the Board          Since November 1993

Mr. David Y. Chen      34    Director,                      Since August 2002
                            Acting Chief Executive Officer and
                            Principal Accounting Officer

Mr. Stephen Tang       56    Director                       Since July 2001

Dr. Billy Y. N. Wang   38    Director                       Since October 2002

Mr. Anthony W. J. Qiao 33    Director                       Since October 2002

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

16.06 On February 9, 2001, appointment of Weinberg & Company, P.A. as Hartcourt's independent Certified Public Accountants, File No. 1529253.

23.01 Consent of Independent Certified Public Accountants. (BDO International)

23.02 Consent of Independent  Certified Public Accountants.  (Harlan & Boettger,
LLP)

27.01 Financial Data Schedule. Pursuant to Rule 12b-32 under Securities and Exchange Act of 1934, as amended.

-----------------------------
(1) Previously filed as an exhibit to Hartcourt's Form 10SB, File No. 97636406 and incorporated herein by reference.

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

                                                  THE HARTCOURT COMPANIES, INC.



Date:  June 20, 2003                              By: /s/ Alan V. Phan
                                                  ----------------------
                                                  Alan V. Phan, Chairman




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                                 Date
---------                  -----                                 ----

/s/ David Y. Chen          President &                           June 20, 2003
-----------------          Acting Chief Executive Officer
    David Y. Chen          Principal Accounting Officer, Director

/s/ Stephen Tang           Chief Operating Officer               June 20, 2003
-----------------          & Director
    Stephen Tang

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

Date: June 20, 2003

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

Date: June 20, 2003
                                       47

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

                          The Hartcourt Companies, Inc.
                                And Subsidiaries



                    Audited Consolidated Financial Statements

                 For the Years Ended December 31, 2002 and 2001



Contents                                                                 Pages
--------                                                                -------
Auditor's Report...................................................      1

Balance Sheet......................................................      2 - 3

Statement of Operations............................................      4 - 5

Changes in Stockholders' Equity....................................      6 - 9

Statement of Cash Flows............................................     10 - 11

Notes to Financial Statements......................................     12 - 37

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

 To:  The Board of Directors of
      The Hartcourt Companies, Inc.
      19222 Pioneer Blvd., Suite 100
      Cerritos, California 90703

We have audited the accompanying consolidated balance sheets of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of loss and retained earnings, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements refer to above present fairly in all material respects, the financial position of The Hartcourt Companies, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note # 2-q to the financial statements, the Company has suffered recurring losses and negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note # 2-q. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Loral International CPA & Advisor, LLC
------------------------------------
Loral International CPA & Advisor, LLC
New York, New York
May 14, 2003

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
ASSET
                                                     2002            2001
                                                -------------   -------------
CURRENT ASSETS
Cash and cash equivalents                       $     79,845    $    281,563
Accounts receivable, net of allowance                260,306       1,443,673
Inventory                                             16,464          15,882
Notes receivable                                     709,759         896,874
Prepaid expenses and other assets                     49,449         734,598
Due from related companies                                 -       1,494,730
                                                ------------    ------------
TOTAL CURRENT ASSETS                               1,115,823       4,867,320
                                                ------------    ------------
PROPERTY & EQUIPMENT - NET                           474,521       2,445,432
                                                ------------    ------------
INVESTMENTS                                          430,000         400,000
                                                ------------    ------------
OTHER ASSETS
Goodwill, net                                        624,689       5,257,649
Intangibles, net                                     340,767       1,191,959
Investment in ETNS Singapore Pte., Ltd.                    -         209,490
Notes receivable                                   1,756,012       2,608,286
                                                ------------    ------------
TOTAL OTHER ASSETS                                 2,721,468       9,267,384
                                                ------------    ------------
                                                ------------    ------------
TOTAL ASSETS                                    $ 4,741,812$    $ 16,980,136
                                                ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft                                  $          -    $     82,030
Accounts payable                                   1,342,284       4,607,238
Deferred revenue                                     209,333         616,254
Notes payable - current portion                       18,988       1,339,517
Capital lease liability                                    -          84,642
Due to factor                                              -         198,205
Due to related parties                             1,343,011       1,350,997
Accrued expenses and other current liabilities       357,265         478,216
                                                ------------    ------------
TOTAL CURRENT LIABILITIES                          3,270,881       8,757,099
                                                ------------    ------------
LONG-TERM LIABILITIES
Notes payable                                              -         433,299
Capital lease liability                                    -          28,596
                                                ------------    ------------
TOTAL LONG-TERM LIABILITIES                                -         461,895
                                                ------------    ------------
                                                ------------    ------------
TOTAL LIABILITIES                               $ 3,270,881$    $  9,218,994
                                                ------------    ------------

               The accompanying notes form an integral part of the
                       consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                  - Continued -
                                                    2002            2001
                                                -------------   -------------
COMMITMENTS AND CONTINGENCE                     $          -    $          -

MINORITY INTERESTS                                   561,720       2,280,199
                                                ------------    ------------
SHAREHOLDERS' EQUITY
Preferred Stock:

Original preferred stock, $0.01 par value,
 1,000 shares authorized, issued and outstanding          10              10
Class A, 10,000,000 shares authorized, none
issued and outstanding on December 31, 2002 and
 2001, respectively                                        -               -
Series A, $1,000 stated value, 4,000 shares
 authorized, none issued and outstanding on
 December 31, 2002 and 2001, respectively                  -               -
Series B, $1,000 stated value, 2,000 shares
 authorized, none issued and outstanding on
 December 31, 2002 and 2001, respectively                  -               -
Series C, $1,000 stated value, 1,500 shares
 authorized, none issued and outstanding on
 December 31, 2002 and 2001, respectively                  -               -
Series D, $1,000 stated value, 10,000 shares
 authorized, none issued and outstanding on
  December 31, 2002 and 2001, respectively                 -               -
Series AB, $100 stated value, 25,000 shares
 authorized, none issued and outstanding on
 December 31, 2002 and 2001, respectively                  -               -
                                                ------------    ------------
Total Preferred Stock                                     10              10

Common stock, $0.001 par value, 100,000,000
 shares authorizd,88,518,023 and 73,885,656
 shares issued and outstanding, respectively          88,518          73,886
Stock subscription receivable                              -        (139,865)
Additional paid in capital                        55,669,100      55,774,225
Treasury stock, at cost, 5,610,588 and 2,418,367
 shares as of December 31,2002 and 2001,
 respectively                                     (3,723,928)     (1,662,233)
Other comprehensive loss                             (71,094)        (61,687)
Accumulated deficit                              (51,053,395)    (48,503,393)
                                                ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                           909,211       5,480,943
                                                ------------    ------------
TOTAL LIABILITIES AND SAREHOLDERS' EQUITY       $  4,741,812    $ 16,980,136
                                                ============    ============


               The accompanying notes form an integral part of the
                       consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           DECEMBER 31, 2002 AND 2001

                                                        2002           2001
                                                   -------------  -------------
NET SALES                                          $  1,137,011   $ 10,621,205

COST OF SALES                                           362,382      7,757,779
                                                   ------------   ------------
GROSS PROFIT (LOSS)                                     774,629      2,863,426
                                                   ------------   ------------
OPERATING EXPENSES
 Selling, general and administrative                  2,774,011      7,379,192
 Depreciation and amortization                          371,779      1,478,313
 Impairments                                          1,563,040      1,785,262
                                                   ------------   ------------
TOTAL OPERATING EXPENSES                              4,708,830     10,642,767
                                                   ------------   ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  OTHER INCOME (EXPENSE)                             (3,934,201)    (7,779,341)
                                                   ------------   ------------
OTHER INCOME (EXPENSES)
 Equity in earnings (loss) of affiliate                       -       (281,886)
 Interest expense                                       (50,197)      (196,168)
 Interest income                                         94,299        122,201
 Loss on disposal of property and equipment            (295,564)       (64,601)
 Provision for uncollectible note receivable                  -       (329,171)
 Other income                                            26,961         12,590
                                                   ------------   ------------
TOTAL OTHER INCOME (EXPENSES)                          (224,501)      (737,035)
                                                   ------------   ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
 MINORITY INTEREST                                   (4,158,702)    (8,516,376)

 Less: Loss in subsidiaries attributed
   to minority interests                                685,251        641,919
                                                   ------------   ------------
LOSS BEFORE DISCONTINUED OPERATIONS                $ (3,473,451)  $ (7,874,457)













                         - Continuing to the next page -

              The accompanying notes form an integral part of the
                       consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           DECEMBER 31, 2002 AND 2001

                                  - Continued -

                                                        2002           2001
                                                   -------------  -------------
DISCONTINUED OPERATIONS:
 Loss from discontinued operations                 $ (1,020,252)  $   (377,952)
 Gain on disposal of discontinued operations          1,943,701      1,060,371
                                                   ------------   ------------
LOSS BEFORE EXTRAORDINARY ITEM                       (2,550,002)    (7,192,038)

 Extraordinary item - gain on extinguishment
   of debt                                                    -      1,862,630
                                                   ------------   ------------
NET LOSS                                             (2,550,002)    (5,329,408)

OTHER COMPREHENSIVE LOSS
 Foreign currency translation loss                       (9,407)       (61,687)
                                                   ------------   ------------
COMPREHENSIVE LOSS                                 $ (2,559,409)  $ (5,391,095)
                                                   ============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE
 Loss from continuing operations                   $      (0.05)  $      (0.12)
 Income (Loss) from discontinued operations                0.01           0.01
 Income from extraordinary item                            0.00           0.03
                                                   ------------   ------------
 Loss per share                                    $      (0.04)  $      (0.08)

 Weighted average number of common shares
  outstanding - basic and diluted                    80,415,882     68,879,666




















              The accompanying notes form an integral part of the
                       consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                  Common
                                                                  Stock      Additional
                                   Preferred        Common      Subscriptions   Paid In
   Description                  Shares Amount   Shares   Amount  Receivable     Capital
---------------------------------------------------------------------------------------
Balance - January 1, 2000           1,000  10 66,176,044 66,176 (12,192,094) 62,464,649

Shares issued for cash              -      -   1,838,636  1,839    (139,865)    393,161

Cash received from
share subscriptions                 -      -           -      -   1,192,094           -

Issuance of shares to
directors for services              -      -     295,206    295           -     117,945

Shares issued for stock reset price -      -   1,966,092  1,966           -      (1,966)

Shares issued upon exercise
of cashless stock option warrants   -      -     400,000    400           -        (400)

Stock subscription cancelled        -      -  (4,000,000)(4,000) 11,000,000 (10,996,000)

Shares issued in lieu
of compensation                     -      -     511,764    512           -     221,088

Shares issued to consultants        -      -   1,136,054  1,136           -     373,037

Shares issued in connection
with acquisition of
Elephant Talk Limited               -      -   4,756,058  4,756           -   2,939,244

Sale of treasury stock              -      -           -      -           -    (235,727)

Shares issued in
connection with
acquisition of Sinobull             -      -     805,802    806           -     499,194

Other comprehensive lost            -      -           -      -           -           -

Net loss, 2001                      -      -           -      -           -           -
                                -------------------------------------------------------
Total comprehensive loss            -      -           -      -           -           -

Balance, December 31, 2001      1,000     10  73,885,656 73,886    (139,865) 55,774,225
                                =======================================================

                          - Continuing to the next page -









              The accompanying notes form an integral part of the
                       consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                  - Continued -

                                                        Other                     Total
                                   Treasury Stock   Comprehensive  Accumulated  Shareholders
   Description                  Shares        Amount    Loss         Deficit      Equity
--------------------------------------------------------------------------------------------
Balance - January 1, 2000      3,557,832  (1,918,634)          -  (43,173,985)   5,246,122

Shares issued for cash                 -           -           -            -      255,135

Cash received from
share subscriptions                    -           -           -            -    1,192,094

Issuance of shares to
directors for services                 -           -           -            -      118,240

Shares issued for stock reset price    -           -           -            -            -

Shares issued upon exercise
of cashless stock option
warrants                               -           -           -            -            -

Stock subscription cancelled           -           -           -            -            -

Shares issued in lieu
of compensation                        -           -           -            -      221,600

Shares issued to consultants           -           -           -            -      374,173

Shares issued in connection
with acquisition of Elephant
Talk Limited                   1,000,000    (619,000)          -            -    2,325,000

Sale of treasury stock        (2,945,267)  1,375,401           -            -    1,139,674

Shares issued in connection
with acquisition of Sinobull     805,802    (500,000)          -            -            -

Other comprehensive lost               -           -     (61,687)           -      (61,687)

Net loss, 2001                         -           -           -   (5,329,408)  (5,329,408)
                             -------------------------------------------------------------
Total comprehensive loss               -           -           -            -   (5,391,095)

Balance, December 31, 2001     2,418,367  (1,662,233)    (61,687) (48,503,393)   5,480,943
                             =============================================================

                         - Continuing to the next page -






               The accompanying notes form an integral part of the
                       consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                  - Continued -

                                                                            Common
                                                                            Stock       Additional
                                         Preferred            Common     Subscriptions    Paid In
   Description                         Shares  Amount   Shares     Amount  Receivable     Capital
--------------------------------------------------------------------------------------------------
Balance - December 31, 2001            1,000       10  73,885,656   73,886  (139,865)   55,774,225

Shares issued for consulting services      -        -   3,440,334    3,440         -       356,370

Stock scriptions received                  -        -           -        -   613,046             -

Shares issued to directors in lieu
of compensation & services                 -        -   3,774,513    3,774         -       530,626

Sale of treasury stock                     -        -           -        -         -      (180,082

Shares return in-connection with
disposal of ETCI                           -        -           -        -         -             -

Share price adjusted                       -        -           -        -         -    (1,225,455)

Dividend                                   -        -           -        -         -      (250,000)

Shares issued for subscription
receivable                                 -        -   7,417,520    7,418  (473,181)      663,416

Other comprehensive gain                   -        -           -        -         -             -

Net Loss                                   -        -           -        -         -             -
                                       -----------------------------------------------------------
Balance - Dec 31, 2002                 1,000       10  88,518,023   88,518         0    55,669,100
                                       ===========================================================











                         - Continuing to the next page -








               The accompanying notes form an integral part of the
                       consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                  - Continued -

                                                                Other                    Total
                                          Treasury Stock   Comprehensive Accumulated Shareholders
   Description                          Shares       Amount     Loss       Deficit      Equity
-------------------------------------------------------------------------------------------------

Balance - December 31, 2001           2,418,367  (1,662,233)    (61,687) (48,503,393)   5,480,943


Shares issued for consulting services         -           -           -            -      359,810


Stock scriptions received                     -           -           -            -      613,046

Shares issued to directors in lieu
of compensation & services                    -           -           -            -      534,400

Sale of treasury stock                 (563,837)    263,305           -            -       83,223

Shares return in-connection with
disposal  of ETCI                     3,756,058  (2,325,000)          -            -   (2,325,000)

Share price adjusted                          -           -           -            -   (1,225,455)

Dividend                                      -           -           -            -     (250,000)

Shares issued for subscription
receivable                                    -           -           -            -      197,653

Other comprehensive gain                      -           -      (9,407)           -       (9,407)

Net Loss                                      -           -           -   (2,550,002)  (2,550,002)
                                      -----------------------------------------------------------
Balance - Dec 31, 2002                5,610,588  (3,723,928)    (71,094) (51,053,395)     909,211
                                      ===========================================================
















               The accompanying notes form an integral part of the
                       consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2002 AND 2001

                                                         2002          2001
                                                    ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (2,550,002) $ (5,329,408)
Adjustments to reconcile net loss to
net cash provided by (used in) operating
activities:
 Loss on disposal of property and equipment              295,564        64,601
 Provision for uncollectible note receivable                   -       329,171
 Gain on extinguishment of debt                                -    (1,862,630)
 Depreciation                                            342,147       671,282
 Amortization                                             29,632       807,031
 Allowance for doubtful accounts                       1,115,963        78,691
 Impairments - goodwill and intangible software        1,563,040     1,785,262
 Minority interest in loss of subsidiaries and
  equity in earnings of affiliate, net                  (685,251)     (360,033)
 Stock issued for services                               889,211       714,013
Changes in operating assets and liabilities:
 Accounts receivable                                   1,183,367      (143,278)
 Inventory                                                  (582)      136,575
 Prepaid expenses and other                            2,179,879       543,846
 Cash overdraft                                          (82,030)     (329,577)
 Accounts payable and accrued expenses                (4,706,434)    1,811,444
 Deferred revenue                                       (406,921)       98,786
                                                    ------------  ------------
Net cash used in continuing operations                  (832,417)     (984,224)
Net cash used in discontinued operations              (1,020,252)     (478,327)
                                                    ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                 (1,852,669)   (1,462,551)
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (97,877)      (51,721)
Cash acquired in acquisition                                  -       690,202
Payments on notes receivable, net                      1,039,389      (823,585)
Investments                                            1,597,450      (153,846)
                                                    ------------  ------------
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES    2,538,962      (338,950)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments due to related parties                           (7,986)     (865,048)
Proceeds from issuance of common stock                  (265,691)    1,988,501
Shareholder loans                                        139,865      (999,436)
Due to factor                                           (198,205)      198,205
Proceeds (Payments) on long-term debt                   (433,299)    1,619,807
Payments on capital lease                               (113,238)       42,833
                                                    ------------  ------------


                         - Continuing to the next page -

               The accompanying notes form an integral part of the
                       consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2002 AND 2001

                                  - Continued -

                                                         2002          2001
                                                    ------------- -------------
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES     (878,554)    1,984,912
                                                    ------------  ------------
FOREIGN CURRENCY TRANSLATION                              (9,407)       (9,595)
                                                    ------------  ------------
NET (DECREASE)/INCREASE IN CASH                         (201,668)      173,816

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            281,513       107,747
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS - END OF YEAR             $     79,845  $    281,563
                                                    ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for the interest          $     50,197  $    196,168
                                                    ============  ============
































               The accompanying notes form an integral part of the
                       consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

1)    GENERAL

The Hartcourt Companies, Inc. ("Hartcourt" or "the Company") is incorporated in the State of Utah in September 1983. It was originally known as Stardust, Inc. ("Stardust"). Stardust acquired all of the outstanding shares of Hartcourt Investments, a Nevada corporation, for 6,110,337 shares of Stardust common stock in a reverse merger incurred on November 5, 1994. Subsequent to the acquisition, Stardust changed its name to The Hartcourt Companies, Inc. As of December 31, 2002, the Company owns 100% of three (3) BVI (British Virgin Island) incorporated companies. They are Hartcourt Companies Ltd., Hartcourt Capital Inc. and AI-Asia Inc.

Hartcourt Companies Ltd. (formerly know as Sino Bull.Com Inc.) is the Company's first-tier subsidiary. Hartcourt Companies Ltd. owns 4 subsidiaries companies. It owns a) an 85% equity of StreamingAsia Ltd ("SA"), a Hong Kong incorporated company. SA owns a 100% of Logicspace Ltd ("LS"), a Hong Kong company, b) an 85% equity of SyndicateAsia Ltd ("SY"), a Hong Kong company, c) a 51% equity of Tiandi Hulian Technologies Ltd ("TH"), a BVI company. TH owns a 100% of SinoBull Network Co. Ltd. of China ("SN"), and d) a 51% of Hopeful Internet Technologies Ltd. ("HIT"), a BVI company. HIT owns a 100% of Sinobull Information Co. Ltd of China ("SI"). The operations of SA, LS, SY were ceased in June of 2002 and SN was ceased in May of 2002. In addition, there are little or no operations for TH and HIT in 2002.

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

In addition to the above 3 subsidiaries, the company also owns a 58.53% equity of Financial Telecom Limited ("FTL"), a Hong Kong incorporated company. Financial Telecom Ltd., the fourth holding company, owns 51% of Fintel Wirless Internet Ltd., Hong Kong ("FWL"). The operations for FWL were ceased during the year of 2002. During the current year, the Company divested its 51% equity interest in Elephant Talk Communications Inc (ETCI), a Hong Kong incorporated company. The Company also disposed of two other entities in the current year. (see Note # 9, Discontinued Operations).

As of December 31, 2002, the Company's principal activities are performed under the two (2) operating companies: Sinobull Information Co. Ltd. ("SI") and Financial Telecom Ltd ("FTL"), as Company's other subsidiaries have little or no business activities during the current year. SI is operated at Shanghai, China. Its principal activities are to provide and transmit real-time stock quotes, stock futures indexes and other financial data in China to securities and commodity brokers, banks, and corporations, using a satellite network. FTL was incorporated in Hong Kong in 1983. It is a financial data provider, providing real-time stock quotes and financial information to institutional and retail investors.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

                a) Calendar year ending December 31

                The Company adopts an accounting calendar year which ends on December 31 of the same year.

                b) Basis of Consolidation

                The accompanying 2002 consolidated financial statements of the Company mainly include the accounts of The Hartcourt Companies, Inc., its 58.53% owned subsidiary Financial Telecom Limited
                (FTL), its 100% owned subsidiary Hartcourt Companies Ltd., its 85% owned subsidiary StreamingAsia, Ltd., its 100% owned subsidiary Hartcourt Capital, Inc. and its 100% owned subsidiary AI-Asia, Inc. For purposes of this audited consolidated financial statements the Hartcourt Companies, Inc. and its Subsidiaries are referred to collectively as the "Company" or "Hartcourt".

                Whereas, the accompanying 2001 consolidated financial statements of the Company included the accounts of The Hartcourt Companies, Inc. and its 58.53% owned subsidiary Financial Telecom Limited, its 100% owned subsidiary Hartcourt Companies Ltd., its 85% owned subsidiary Asia Top Finance, Ltd., its 66.67% owned subsidiary HCTV Financial TV Channel, Ltd., its 100% owned subsidiary Hartcourt Capital, Inc., its 51% owned subsidiary Elephant Talk, Ltd. and its 100% owned subsidiary AI-Asia, Inc.

                In 2002, the Company divested three subsidiaries (See Note # 9, Discounted Operations). All material inter-company balances and transactions have been eliminated in consolidation.

                c) Use of Estimates

                The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                d) Cash and Cash Equivalents

                The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

                e) Accounts Receivable

                The Company, may from time to time, extends unsecured credit/funds to customers as a marketing tool. Credit/funds is extended based on the Company's management evaluation of the customer's financial conditions. The allowances for doubtful accounts are made based on the Company's management evaluation of outstanding accounts receivable at the end of the reporting periods. The total accounts receivable of the Company amounted to $260,306 as of December 31, 2002, while the accounts receivable of the Company amounted to $1,443,673 as of December 31, 2001.

                f) Inventory

                Inventory is stated at the lower of cost or market value, cost being determined on the first-in, first-out (FIFO) method. Due to the scope of limitation, the physical inventory count as of December 31, 2002, and 2001 were not performed.

                g) Property and Equipment

                The Company's property and equipment are stated at the lower of cost or estimated fair market value on the date of acquisition. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis from five to forty years. The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions. Leasehold improvements are amortized over the terms of the leases. Due to the scope of limitation, the physical inventory count of Property and Equipment as of December 31, 2002, and 2001 were not performed.

                h) Intangibles

                Per Statement of Financial Accounting Standard (SFAS) # 142, goodwill and other intangible assets with indefinite useful life will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. (See Note # 8, Intangibles)

                i) Accounting for Business Combinations

                Per Statement of Financial Accounting Standard (SFAS) # 141, all business combinations will be accounted for by the purchase method. Acquisitions were recorded as purchases in accordance with Accounting Principles Board Opinion No. 16 (APB # 16), "Business Combinations", and the purchase prices were allocated to the assets acquired, and liabilities assumed based upon their estimated fair value at the purchase date. The excess purchase price over the net asset value has been recorded as goodwill and is included in intangibles in the accompanying balance sheet. The operating results of the acquired entities are included in the Company's consolidated financial statements from the dates of acquisition.

                j) Impairment of Long-Lived Assets

                Per SFAS # 144, long-lived assets will be analyzed annually for indications of impairment. Impairment of long-lived assets is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recovered. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

                The company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Accordingly, based on these evaluations, management has adjusted the carrying value of investments and goodwill in 2002 and 2001.

                k) Revenue Recognition

                Revenues from product sales are recognized upon delivery. Revenue from service is recognized when the services are provided. The Company recognizes sales from telecommunications services as services are provided. Payments received before all of the relevant criteria for revenue recognition are satisfied, are recorded as deferred revenue.

                l) Income Taxes

                The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards (SFAS) # 109,
                "Accounting for Income Taxes", which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                m) Stock-Based Compensation

                The Company has adopted a method of accounting for stock-based compensation plans as required by SFAS # 123 "Accounting for Stock-Based Compensation". SFAS # 123 allows for two methods of valuing stock-based compensation. The first method allows for the continuing application of Accounting Principle Board Opinion No.25 (APB # 25) in measuring stock-based compensation, while complying with the disclosure requirements of SFAS # 123. The second method uses an option pricing model to value stock compensation and record as such within the consolidated financial statements. Under both methods, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Such cost is charged to operations. The Company will continue to apply APB No.25, while complying with SFAS # 123 disclosure requirements.

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

                p) Loss Per Common Share

                Per SFAS # 128, "Earnings Per Share", the company is required to provide the calculation of Basic and Diluted earnings per shares. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity. Since the Company incurred losses in 2002 and 2001, basic and diluted per share amounts are treated as the same. If the outstanding stock options and warrants are included, the effect would be anti-dilative.

                q) Going Concern

                As shown in the accompanying consolidated financial statements, the Company incurred a net loss from its operations of $3,934,201 and $7,779,341 for the years ended on December 31 of 2002 and 2001, negative cash flows from the operations of $832,417 and $984,224 as well as working capital deficiency of $2,155,058 and $3,889,779 as of December 31, 2002, and 2001.
                These matters raise substantial doubt about the Company's ability to continue as a going concern.

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


 3)  INVESTMENTS AND ACQUISITIONS

                a)  Purchase of Financial Telecom Limited

                On August 17, 1999, Hartcourt entered into a stock purchase agreement with Financial Telecom Limited (FTL), a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding. The purchase price was agreed to be HK$4.713 (approx. US$0.604) per share for a total of HK$25,563,842 (or approx. US$3,277,412), payable 50% in cash and the remaining balance in Hartcourt common shares. The acquisition was completed on October 4, 1999. Hartcourt made total cash payments of $1,638,706 and issued 1,754,552 shares of its common stock to FTL. As of 31 December 2002, FTL sold all the shares of Hartcourt common stock to satisfy certain obligations.

                b) Investment of Streaming Asia Ltd

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

                c) Investment of eMPACT Solutions, Inc.

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

                d) Investment of Haike Caijin

                On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman Computer Services Corporation Limited (Hopeman") to form a joint venture in Shanghai and jointly develop and market a 24-hour financial television program and/or provide financial data services to existing/new financial television programs for the China market. The new joint venture was named "Haike Caijin TV" (HCTV). In February 2001, HCTV was formed and a temporary license was obtained to conduct the business of the joint venture. As of December 31, 2001, Hartcourt has invested $100,000 towards its 66.7% equity ownership in the HCTV joint venture. Due to the complex regulations regarding foreign investment in the Chinese TV industry sector and due to the fact that Hartcourt will not have the sufficient resources to support the investment capital required, on August 28, 2002, Hartcourt has agreed to sell its entire interest in this joint venture to Jiang Tai. According to an agreement, Hartcourt is to receive back all of its investment from Jiang Tai within 90 days of the agreement. However, as of December 31, 2002 Hartcourt has received US$70,000. (See Note # 19)

                The Company has accounted for the investment under the consolidated method of accounting from inception through December 31, 2001. While the HCTV investment was recorded under the cost method of accounting on December 31, 2002.

                e) Investment of Elephant Talk Communications Inc. (ETCI)

                In May of 2001, Hartcourt and Elephant Talk Communications Inc. ("ETCI"), formerly known as Elephant Talk Limited) executed a Sale and Purchase Agreement, whereby Hartcourt acquired approximate 51% of the ownership interest in ETCI for a total consideration of 4,756,058 shares of Hartcourt's common stock with a fair value of $2,944,000, and a note payable of $1,250,000. On January 2, 2002, Hartcourt purchased additional 7,500,000 shares of ETCI from a shareholder for a note payable of $140,595 bearing an annual interest rate of 8%. At the conclusion of the transactions, ETCI become a subsidiary controlled by Hartcourt.

                In September of 2002, Hartcourt decided to divest/spin off its ETCI investment and to terminate its relationship with ETCI. During the spin off process, ETCI delivered five (5) million restricted common stock to the Company, the Company in turn distributed the shares as dividends to all Hartcourt shareholders. In October of 2002, Hartcourt and ETCI completed a divesture agreement, in which Hartcourt agreed to return to ETCI 12,895,579 shares of ETCI in exchange for 2 promissory notes of $1,250,000 and $140,595, plus 4,756,058 shares of Hartcourt held by ETCI and its shareholders. A legal opinion was issued by an attorney, who also served as the escrow agent of the complicated divesture procedure. It states that the final exchange of documents and escrow activities were consummated on October 30, 2002. It was noted that the Stock Transfer Agent's record was not updated until in January of 2003. As a result, no ETCI investment was recorded in the consolidated financial statements of the Company as of December 31, 2002. (See Note #9, Discontinued Operations).

                f) Investment of Hopeful Internet Technologies Ltd

                On May 16, 2000, Hartcourt Companies Ltd. (HCL) and Hopeful Internet Technologies Limited ("HIT", see Note # 1, General) entered into an agreement whereby HIT acquired through its wholly-owned subsidiary Sinobull Information Company Limited ("Sinobull Information"), all of the operating assets and business of Guo Mao Science & Technology Co. Ltd. On December 28, 2000, HCL has paid $500,000 in cash (received from the Company) and issued 805,802 shares of the Company's common stock valued at $500,000 to Sinobull Information in February 2001 as the consideration paid for the purchase of 51% ownership interest of HIT. Since HIT became a subsidiary of the Company, the 805,802 common shares issued to Sinobull Information Company Limited are reflected as treasury shares in the accompanying financial statements

                g) Investments of Education Project

                On June 18, 2001, Hartcourt executed a Revenue Sharing Agreement to share 15% of tuition income, in cooperation with Northern
                Jiaotong University of China and California State University-Fullerton, to jointly develop education programs and to introduce American training courses in China. Hartcourt has advanced $100,000 towards the working capital for its investment in this Project as of December 31, 2002. There was no revenue generated in the years of 2002 and 2001. The accompanying financial statements as of December 31, 2002 reflect the Company's investment of $100,000 in the Education Project.

                h)  Investments

                The following is a summary of investments under the cost method as of December 31:

                                                            2002        2001
                                                         ----------   ---------
                Investment in Education Program (see 3g)  $100,000    $100,000
               Investment in Haike Caijin                   30,000           0
               eMPACT                                      300,000     300,000
                                                          --------    --------
               Total                                      $430,000    $400,000
                                                          ========    ========

4)  ACCOUNTS RECEIVABLE

                Accounts receivable as of December 31, 2002 and 2001 consisted of the following:

                                                            2002         2001
                                                       ------------ ------------
                Accounts receivable                    $ 1,376,269  $ 1,522,364
                Less: allowance for doubtful accounts   (1,115,963)     (78,691)
                                                       -----------  -----------
                                                       $   260,306  $ 1,443,673
                                                       ===========  ===========

5)  NOTES RECEIVABLE

                Notes receivable as of December 31, 2002 and 2001 consisted of the following:

                                                          2002          2001
                                                         ------        ------

                Note  receivable  from  Edda   Ltd.,
                interest at 6% per  annum, quarterly
                payments of  50,000  plus   interest
                with a balloon payment of $2,715,772
                due December 1, 2006, secured by the
                tangible  and  intangible  assets of
                Edda, Ltd.                             $1,956,012   $2,808,286

                Note  receivable  from Shanghai Wind
                Information   Co.,   Ltd.,   bearing
                interest at 5%,  non-secured  due on
                demand                                    439,759      442,968

                Note  receivable  from  UAC Exchange
                Online, Ltd.,  non-interest bearing,
                non-secured due on demand                       0      183,906

                Loan receivable from  Beijing  Total
                Solutions System, Ltd., non-interest
                bearing, due on demand,  convertible
                by  the  company  into  5%  of   the
                outstanding common  stock, unsecured       70,000       70,000
                                                       ----------   ----------
                Total                                  $2,465,771   $3,505,160
                                                       ==========   ==========
                Summary of Note Receivable:

                Current portion                        $  709,759   $  896,874
                Non-current portion                     1,756,012    2,608,286
                                                       ----------   ----------
                Total                                  $2,465,771   $3,505,160
                                                       ==========   ==========

                For the years ended December 31,2002 and 2001, the Company recorded a provision for doubtful accounts of $0 and $329,171 respectively.

6)  RELATED PARTY TRANSACTIONS

                a) Related party loans receivable as of December 31, consisted of the following:

                                                          2002          2001
                                                         ------        ------

                Loans receivable from unconsolidated
                affiliates,   non-interest  bearing,
                payable upon demand, unsecured.        $        0   $    3,316

                Loan  receivable  from  a    company
                related   to   a   director   of   a
                subsidiary,  non-interest   bearing,
                payable   upon   demand,   unsecured.           0       12,095

                Loan   receivable   from  a  company
                related   to   a   director   of   a
                subsidiary,   non-interest  bearing,
                payable   upon   demand,   unsecured.           0    1,072,668

                Loan   receivable   from  a  company
                related   to  a   director    of   a
                subsidiary,    non-interest bearing,
                payable upon demand, unsecured.                 0      406,651
                                                       ----------   ----------
                Total loan receivable                  $        0   $1,494,730
                                                       ==========   ==========

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


7)  PROPERTY AND EOUIPMENT

                Property and equipment as of December 31, are summarized as follows:

                                                          2002          2001
                                                        ----------    ---------
                Computer and transmission equipment    $   974,241  $ 6,306,017
                Building                                         0      897,510
                Office equipment and computers             402,502      481,246
                Furniture and fixtures                     183,225      381,224
                Leasehold improvements                      21,236      252,278
                Vehicle                                     13,090            0
                Computer equipment held under capital
                       lease                                     0      213,977
                                                       -----------  -----------
                                                         1,594,294    8,532,252
                Less: accumulated depreciation          (1,119,773)  (6,086,820)
                                                       -----------  -----------
                Property and equipment, net            $   474,521  $ 2,445,432
                                                       ===========  ===========

                Depreciation expenses for the years ended December 31,2002 and 2001 are $342,147 and $671,282 respectively (see Note #
                2g).

8)  INTANGIBLES

                Both goodwill resulting from various acquisitions and intangible resulting from internet software are recorded under this account balance.

                a) Intangibles from the acquisition of FTL as of December 31, are summarized as follows:

                                                        2002          2001
                                                    ------------  ------------
                Goodwill                            $ 2,262,598   $ 2,262,598
                Loss on impairment                   (1,818,155)   (1,500,486)
                Less: accumulated amortization         (444,443)     (444,443)
                                                    -----------   -----------
                Goodwill, net                       $         0   $   317,669
                                                    ===========   ===========

                b) Intangibles  from  the  acquisition  of Elephant Talk Limited
                (ETL) as of December 31, are summarized as follows:
                                                        2002           2001
                                                    ------------  ------------
                Goodwill                            $         0   $  4,207,731
                Less: accumulated amortization                0       (245,450)
                                                    -----------   ------------
                Goodwill, net                       $         0   $  3,962,281
                                                    ===========   ============

                c) Intangibles from the acquisition of Hartcourt Companies Ltd. (HCL, formerly known as Sinobull.com, Inc.) as of December 31, are summarized as follows:

                                                        2002          2001
                                                    ------------  ------------
                Goodwill                            $ 1,562,788   $ 1,562,788
                Less: impairment                       (859,417)     (742,207)
                Less: accumulated amortization          (78,682)      (78,682)
                                                    -----------   -----------
                Goodwill, net                       $   624,689   $   741,899
                                                    ===========   ===========

                d) Intangibles from the acquisition of StreamingAsia.com Ltd. as of December 31, are summarized as follows:
                                                        2002          2001
                                                    ------------  ------------
                Goodwill                            $   351,771   $   351,771
                Loss on impairment                     (344,971)     (109,171)
                Less: accumulated amortization           (6,800)       (6,800)
                                                    -----------   -----------
                Goodwill, net                       $         0  $    741,899
                                                    ===========   ===========

                The following table summarizes goodwill, net of accumulated amortization and impairments as of December 31, 2002:

                                     FTL         SA        HCL         Total
                          ------------------------------------------------------
                Goodwill        $ 2,262,598  $ 351,771  $1,562,788  $ 4,177,157
                Impairment       (1,818,155)  (344,971)   (859,417)  (3,022,543)
                Acc Amortization   (444,443)    (6,800)    (78,682)    (529,925)
                                -----------------------------------------------
                  Goodwill, net $         0  $       0  $  624,689  $   624,689
                                ===============================================

                The following table summarizes software intangible, net of accumulated amortization and impairment as of December 31, 2002 and 2001:

                                                        2002          2001
                                                    ------------  ------------
                Software Intangible                 $ 1,390,619   $ 1,390,619
                  Impairment                           (851,192)            0
                Accumulated Amortization               (198,660)     (198,660)
                                                    -----------   -----------
                Intangible Software, net            $   340,767   $ 1,191,959
                                                    ===========   ===========

9)  DISCONTINUED OPERATIONS

                In October of 2002, Hartcourt and Elephant Talk Communications Inc. (ETCI) has consummated a divesture/spin-off agreement (see Note # 3e). In which, Hartcourt agreed to return among other things, 12,895,579 ETCI shares to ETCI in exchange for two (2) promissory notes of $1,250,000 and $140,595 together with 4,756,058 common shares of the Company, held by ETCI and its shareholders, so that these two parties terminate their relationship. The Company recorded a gain of $1,284,048 in connection with the completion of the divesture agreement in 2002.

                During 2002, the Company disposed of its 66.7% ownership interest in Haike Caijin TV (HCTV) joint venture (see Note #3d) and recorded a gain of $159,512 in connection with the disposal (see Note # 3d)

                Financial Telecom Ltd (FTL), a subsidiary of the Company, disposed a wholly owned subsidiary (Topo Media) to a shareholder on September 30, 2002. Topo Media having little operational activities, has recorded a gain of $500,141 in connection with the disposal in the current year.

                The results of  operations  for the current  year of 2002 of the
                three   subsidiaries   have  been   classified  as  discontinued
                operations, in the consolidated financial statements.

                Information relating to the operations of the subsidiaries up to the periods of disposal during the year ended on December 31, 2002 is as follows:

                                                        HCTV          ETCI
                                                     -----------  ------------
                Revenue                              $  220,596   $ 5,041,793
                Costs and expenses                      238,258     6,044,384
                                                     ----------   -----------
                Loss from discontinued operations    $  (17,662)  $(1,002,591)
                                                     ==========   ===========

10)  NOTES PAYABLE

                Notes payable are summarized as follows:

                                                           2002        2001
                                                      ------------ ------------
                Note payable, renew logistics,
                non-interest bearing, and due on
                demand                                $    18,988  $         0

                Note payable, for acquisition of
                Elephant Talk Limited, interest at
                8.1%. Entire amount was due
                February 2002, extended to May 31,
                2002                                            0    1,250,000

                Note payable, bank, monthly principal
                and interest payments of  $1,483
                including interest at 1% below prime.
                Loan secured by the Company's property
                and is repayable over 144 monthly
                payments                                        0      160,765

                Note payable, former officer and
                director, principal and interest due
                on demand, interest at 6%                       0       80,000

                Note payable, bank, monthly payments
                of interest at 2% above prime. The
                note is secured by the guarantees of
                the Company's shareholders. The note
                is due January 16, 2003                         0      282,051
                                                      -----------  -----------
                Total                                      18,988    1,772,816
                Less: current portion                     (18,988)  (1,339,517)
                                                      -----------  -----------

                Notes payable, net of current portion $         0  $   433,299
                                                      ===========  ===========

11)  PAYABLES TO RELATED PARTIES

                Payables to related parties as of December 31, are summarized as follows:

                                                           2002        2001
                                                      ------------ ------------
                Payable to ET Network Services, Ltd.  $        0   $  344,048
                Payable to shareholder of FTL                  0      548,295
                Payable to shareholders of FTL                 0      458,333
                Payable to shareholders                1,343,011          321
                Payable to owner of UAC Trading                0            0
                                                      ----------   ----------
                Total                                 $1,343,011   $1,350,997
                                                      ==========   ==========

12)  ACCRUED EXPENSES AND OTHER CURENT LIABILITIES

                Accrued expenses and other current liabilities as of December 31, are summarized follows:

                                                          2002         2001
                                                      ----------     ---------
                Accrued officer's salary              $   81,632     $ 250,000
                Accrued director's fee                    48,000             0
                Accrued payroll taxes                          0        50,000
                Accrued legal settlement                 100,000        40,000
                Accrued professional fees                 30,000        65,833
                Other current liabilities                 97,633        72,383
                                                      -----------    ---------
                                                      $  357,265     $ 478,216
                                                      ==========     =========

13)  COMMITMENTS AND CONTINGENCIES

                During the years ended December 31, 2002 and 2001, 5 different commitments and contingencies, are noted and disclosed as follows:

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

                The future minimum annual lease payments required under the operating leases are as follows:

                           Year Ending December 31                Payments
                           -----------------------                --------
                                    2003                           $21,758
                                    2004                            15,208
                                                               -----------
                            Total future lease payments            $36,966
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

                (D) Legal Proceedings

                a)Comerica  Bank   of  California  vs. Pego Systems. Inc., et al
                  --------------------------------------------------------------
                ("Pego"), Los Angeles Superior Court No. NC 027075
                --------------------------------------------------

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

               b)Charles Hogue Vs the Hartcourt Companies. Orange County Circuit
                  --------------------------------------------------------------
                Court, Florida case No. CIO 00-2190, filed on or about March 22.
                ----------------------------------------------------------------
                2000
                ----

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

                c)Apollo Financial Network, LLC Vs the Hartcourt Companies,
                  --------------------------------------------------------------
                Inc., Los Angeles Superior Court Case No. BC 245398, filed on
                ----------------------------------------------------------------
                February 21, 2001
                -----------------

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

                d)Alan Phan Vs Tony Forberg, et al.,  Los Angeles Superior Court
                   -------------------------------------------------------------
                Case No. BC 268 302, cross-complainants
                ---------------------------------------

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

                e)The  Company  has  been  threatened  with a labor claim in the
                  -------------------------------------------------------
                approximate amount of $52,000.00 from Manu Ohri, its former CFO and Director of the Company. Mr. Manu Ohri left the Company in 2002 and becomes a CFO of ETCI in 2002. The Company plans on vigorously contesting such matter if it arises.

                f)The  Company  is  also a party to  various  claims  and  legal
                  --------------------------------------------------------------
                proceedings  arising out of the normal  course of its  business.
                -----------
                These claims and legal proceedings relate to contractual rights and obligations and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

                (E) Potential liabilities relating to the ceased subsidiaries.

                As mentioned in Note #1, General, that the Company ceased the operations of many subsidiaries, during the current year of 2002. These companies, not being legally dissolved, are still legal entities as of December 31, 2002. The Company's subsidiaries located in various geographic locations in Hong Kong, China and BVI, are subject to different legal jurisdictions and laws. Each of the subsidiaries may subject to potential claims, or has un-fulfilled obligations or/and litigations due to the cessations of operations and/or dismissals of employees. No risk-exposure study was performed to identify the related financial risks and potential liabilities to the Company as of December 31, 2002. The Company management and its legal advisor were neither able to provide a legal opinion nor an analysis on legal status of each of these ceased entities. The financial statements for the years ended on December 31, 2002 and 2001 do not include any adjustments for the possible results of this uncertainty. Potential risks or liabilities exposures of in this area related to the ceased operating subsidiaries call for a special attention, when reading the Company`s audit report for the years ended in December 31 of 2002 and 2001.

14)  SHAREHOLDERS' EQUITY

               (A)   Capitalization

                The  total  number  of  equity  stock,   which  the  Company  is
                authorized to issue is 110,001,000, which consists of 100,000,000 shares of common stock, at $0.01 par value, 1,000 shares of original preferred stock, at $0.01 par value ("the Original Preferred Stock"), and preferred series A, B, C, D, and AB stock which are authorized of 4,000, 2,000 1,500, 10,000, and 25,000 shares, respectively, as of December 31, 2002.

                (B)  Original Preferred Stock

                Until December 31, 2010, with respect to the election of directors of the Company, holders of Original Preferred Stock are entitled to elect the number of directors which constitutes three-fifths of the authorized number of members of the Board of Directors and, if such three-fifths is not a whole number, then the holders of Original Preferred Stock are entitled to elect the nearest higher whole number of directors.

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

                (C)  Class A Preferred Stock

                The 10,000,000 shares of authorized and un-issued Class A Preferred Stock may be split with such designations, powers, preferences and other rights and qualifications, limitations and restrictions thereof as the Company's Board of Directors elects for a given series. No shares have been issued as of December 31, 2002.

                (D)  Series A 9% Convertible Preferred Stock

                Non-voting convertible preferred stock, 4,000 shares authorized with a stated value of $1,000 per share. Holders of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series A convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends to the date of redemption. No Series A convertible preferred stocks were issued and outstanding as of December 31, 2002.

                (E)  Series B 9% Convertible Preferred Stock

                Non-voting convertible preferred stock, 2,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series B convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. No Series B convertible preferred stocks were issued and outstanding as of December 31, 2002.

                (F)  Series C Redeemable Preferred Stock

                Non-voting, non-participating redeemable preferred stock, 1,500 authorized, with a par value of $1,000 per share. Series C preferred stock is junior to the original preferred stock and any other class or series of capital stock of the Company which are specifically ranked senior (senior securities). Series C preferred stock is redeemable at any time, at the discretion of the Company, at a redemption price of $1,000 per share. No Series C redeemable preferred stocks were issued and outstanding as of December 31, 2002.

                (G)  Series D Convertible Preferred Stock

                Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at par with holders of the Company's common stock, as if the Series D Convertible Preferred Stock had been converted into common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its bolder, at any time, into a number of shares of common stock of the Company at a conversion rate equal to $1,000 divided by the market price of the Company's common stock. No Series D convertible preferred stocks were issued and outstanding as of December 31, 2002.

                (H)  Series AB Convertible Preferred Stock

                Non-voting convertible preferred stock, 25,000 shares authorized with a stated value of $1,000 per shared. Series AB convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share plus accrued interest and unpaid dividends to the date of redemption. Holders of Series AB convertible preferred stock may convert their preferred shares into common stock. No Series AB convertible preferred stocks were issued and outstanding as of December 31, 2002.

                (I)  Common Stock Issued for Cash

                During 2002, the Company issued and sold 7,417,520 shares of common stock to individuals for cash of $670,833.

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

                (K)  Common Stock Issued for Warrants

                During the years of 2002 and 2001, no common stock was issued for warrants.

                (L)  Common Stock Issued for Stock Options

                During the years of 2002 and 2001, no common stock was issued for stock options.

15)  INCOME TAXES

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

                Current:                              2002        2001
                                                    --------    --------
                Federal                             $      0    $      0
                State                                      0           0
                Deferred-Federal and State                 0           0
                Change in Valuation Allowance              0           0
                                                    --------    --------
                Income tax expense (benefit)        $      0    $      0
                                                    ========    ========

                The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2002 and 2001, as follows:
                                                          2002         2001
                                                       ----------  -----------
                U.S. Federal income tax provision
                            (benefit)                  $(196,138)   $(425,250)
                Effect of net operating loss
                            carry-forward                196,138      425,250
                                                       ---------    ---------
                                                       $       -    $       -
                                                       =========    =========

                The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                       2002          2001
                                                   ------------  ------------
                Deferred tax assets:
                Net operating loss carry-forward   $ 4,554,438   $ 4,358,300
                                                   -----------   -----------
                Total gross deferred tax assets      4,554,438     4,358,300
                Less valuation allowance            (4,554,438)   (4,358,300)
                                                   -----------   -----------
                Net deferred tax assets            $         0   $         0
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

16)  STOCK OPTION PLAN AND WARRANTS

                A) Stock Option Plan

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

                The following table summarizes the activity in the plan:
                                                                     Weighted
                                                                      Average
                                                         Number of   Exercise
                                                           Shares      Price
                                                         ---------   ---------
                Shares under option at December 31, 2000   470,000     $1.86
                Granted                                          0         0
                Exercised                                        0         0
                Canceled                                   150,000      3.69
                                                         ---------   -------
                Shares under option at December 31, 2001   320,000     $1.30
                Granted                                  5,000,000      0.27
                Exercised                                        0         0
                Canceled                                         0         0
                                                         ---------   -------
                Shares under option at December 31, 2002 5,320,000     $0.33
                                                         =========   =======

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

                Additional information relating to stock options outstanding and exercisable at December 31, 2002 summarized by exercise price is as follows:

                           Options Outstanding             Options Exercisable
             -------------------------------------------------------------------
                                                            Weighted
                           Number      Average   Weighted    Number   Weighted
              Range of  Outstanding   Remaining   Average Exercisable  Average
              Exercise  at December  Contractual Exercise at December Exercise
               Price     31, 2002        Life      Price   31, 2002     Price
             ---------- ----------- -------------  -----  ---------- ----------
             $0.10-5.75  5,320,000  0.5 -5.5 Year  $0.33   5,320,000    $0.33

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

                In connection with providing consulting services, on July 21,2000, Hartcourt granted to a consultant options to purchase 20,000 shares of Hartcourt stock at a price of $5.75 per share. The options expire on July 20, 2003. The options were issued at the fair value on the date of issuance as required by SFAS #
                123. The value of the options was not material.

                In connection with providing consulting services, on January 1, 2002, Hartcourt granted to Alan Phan, options to purchase 3,000,000 shares of Hartcourt stock at a price of $0.38 per share. The options expired on December 31, 2004. The options were issued at the fair value on the date of issuance as required by SFAS # 123. The value of the options was not material.

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

                In connection with completion of a private placement of Hartcourt shares with PYR Management LLC, on March 6, 2001, the Company issued in total 4,000,000 of Class II warrants exercisable at $0.69375 per share of common stock and expire on January 26,2005. The warrants were issued at fair value at the fair value on the date of issuance as required by SFAS # 123. The value of the warrants is a direct offering expense and accordingly, has been charged to equity in 2001.

                In connection with signing an investment agreement with Swartz Private Equity, LLC, on January 26, 2000, Hartcourt issued to Swartz warrants to purchase 400,000 shares at $13,10 per share that expire on January 25,2004. The warrants were issued at fair value at the fair value on the date of issuance as required by SFAS # 123. The value of the warrants is a direct offering expense and accordingly, charged to equity in 2000.

                During 2000, the warrant-holders converted to purchase 407,000 shares of common stock at prices ranging from $2.50 to $2.80 for a total consideration of $101,870.

17)  SEGMENT AND RELATED INFORMATION

                The Company has four reportable segments. Each segment is a strategic business that the Company manages separately because each business develops and sells products to a specific market. The four reportable segments are as follows: Telecommunications ("Telecom"), provides comprehensive telecommunications services; Financial Services, provides financial content through various sources including television, internet and wireless access systems; Streaming Media, provides internet related software development services with an expertise in audio and video streaming to businesses. The Consulting, E-learning Group and Capital Groups operating segments do not meet the quantitative thresholds for a reportable segment and are therefore included in the "Other" category. The principal market for the Company's products is China. Foreign sales, primarily in China amounted to approximately $561,255 in 2002. The Chinese operations account for approximately $3,017,684 of consolidated total assets in 2002. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from prospective operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. Segment results for 2002 and 2001 are as follows:

                                                   Financial   Streaming
                                    Telecom         Services     Media        Other        Total
                                    ---------------------------------------------------------------
                2002
                Net sales           $         0   $   929,567  $    99,352  $  108,092  $ 1,137,011
                Loss from
                operations                    0    (1,660,724)    (414,692)   (474,586)  (2,550,002)
                Depreciation
                and amortization              0       338,424       21,606      11,749      371,779
                Assets                        0     2,838,016      151,360   1,752,436    4,741,812
                Capital expenditures          0             0            0           0            0
               ------------------------------------------------------------------------------------

                2001
                Net sales           $ 7,684,004   $ 2,157,632  $   326,962  $  452,607  $10,621,205
                Loss from
                operations             (270,911)   (3,540,755)  (1,282,276)   (235,466)  (5,329,408)
                Depreciation
                and amortization        631,704       753,592       85,997       7,020    1,478,313
                Assets                8,175,429     4,804,794      520,294   3,479,619   16,980,136
                Capital expenditures          0             0            0      51,721       51,721
               ------------------------------------------------------------------------------------

18)   STOCK DIVIDEND

                Each shareholder of the Company on record on October 21, 2002 received one (1) share of ETLI for every seventeen point twelve (17.12) shares of Hartcourt common stock.

19)  SUBSEQUENT EVENTS (un-audited)

                On February 14, 2003, Hartcourt signed an agreement to purchase of a 45% of all of the interest of HuaQing Corporation Development Co. Ltd. and HuaQing Economics Development Co. Ltd. ("HuaQing") of China, for a total consideration of $2,202,545. This transaction is a non-cash activity, as the management of the Company indicated that the purchase price will be paid by issuance of 15,960,474 restricted common shares of the Company.

                Hartcourt Capital, Inc., a wholly-owned subsidiary of Hartcourt launched a bi-monthly magazine called China Report on March 4,
2003. Management  of  the  Company  indicated  that  the  first issuance has a circulation of approx.  20,000  copies,  which is distributed to the investment community, including investment banking firms, fund managers, and brokerage houses in the US, Europe and/or Asia. The objective of the magazine is to provide investors with updates and analysis on the fast-changing investment environment and opportunities in China.

                In March of 2003, Hartcourt has received balance of payment from Jiang Tai. (See Note # 3d).

                On March 31 2002, Hartcourt received the remaining fund from Enlight Corporation to satisfy the totaling funding requirement $1,000,000 (see Note # 2q).