Form 10QSB
period 2003-06-30
HARTCOURT COMPANIES INC
filed 2003-08-13
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

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

As of June 30, 2003, The Hartcourt Companies, Inc. had 146,681,039 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                                            Yes [   ]                No [ X ]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                  June 30, 2003
                                                                        Page
                                                                        ----
PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at June 30, 2003 (Unaudited)
        and December 31, 2002                                           F-3

        Consolidated Statements of Operations for the Three Months
        and Six Months ended June 30, 2003 and 2002 (Unaudited)         F-5

        Consolidated Statements of Shareholders' Equity for the
        Six Months ended June 30, 2003 (Unaudited)                      F-6

        Consolidated Statements of Cash Flows for the Six Months
        ended June 30, 2003 and 2002 (Unaudited)                        F-7

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

302 certification                                                       F-36

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Part I
Item 1
                                               June 30, 2003    December 31,
                                                (Unaudited)        2002
                                               -------------   -------------
ASSETS

Current assets:
 Cash and cash equivalents                     $  6,085,682    $     79,845
 Accounts receivable, net                        10,527,846         260,306
 Inventory                                        2,566,194          16,464
 Notes receivable, current portion                  709,759         709,759
 Deposits, prepaid expenses and other debts       2,328,877          49,449
                                               ------------    ------------
Total current assets                             22,218,358       1,115,823
                                               ------------    ------------
Property and equipment, net                         220,306         474,521

Investments, net                                    935,665         430,000

Other assets
 Goodwill, net                                    8,960,245         624,689
 Intangibles, net                                         -         340,767
 Notes receivable, net of current portion         1,656,012       1,756,012
                                               ------------    ------------
Total other assets                               10,616,257       2,721,468
                                               ------------    ------------
Total assets                                   $ 33,990,586    $  4,741,812
                                               ============    ============







          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                               June 30, 2003    December 31,
                                                (Unaudited)        2002
                                               -------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Bank loans                                    $  4,269,973    $          -
 Accounts payable                                 3,370,258       1,342,284
 Deferred revenue                                    38,018         209,333
 Notes payable, current portion                   5,620,185          18,988
 Due to related parties                           1,119,567       1,343,011
 Advances from customers                          2,574,709               -
 Accrued expenses and other current
  liabilities                                     2,193,050         357,265
                                               ------------    ------------
Total current liabilities                        19,185,760       3,270,881

Total liabilities                                19,185,760       3,270,881
                                               ------------    ------------
Contingencies

Minority interests                                3,078,118         561,720

Shareholders' Equity
 Preferred stock:
 Original preferred stock, $0.01 par value,
  1,000 authorized, issued and outstanding               10              10
 Common stock, $0.001 par value, 250,000,000
  shares authorized;146,681,039 shares and
  88,518,023 shares issued and outstanding
  at June 30, 2003 and December 31, 2002            146,681          88,518
 Treasury stock, at cost, 4,804,786 and
  5,610,588 shares at June 30, 2003 and
  December 31, 2002                              (3,223,928)     (3,723,928)
 Additional paid-in capital                      65,651,963      55,669,100
 Other comprehensive loss                           (71,094)        (71,094)
 Accumulated deficit                            (50,776,924)    (51,053,395)
                                               ------------    ------------
Total shareholders' equity                       11,726,708         909,211
                                               ------------    ------------
Total liabilities and shareholders' equity     $ 33,990,586    $  4,741,812
                                               ============    ============







          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              For the Three Months Ended June 30  For the Six Months Ended June 30
                                              ----------------------------------  --------------------------------
                                                   2003                 2002          2003                2002
                                              -------------        -------------  -------------      -------------
Net sales                                     $ 28,112,109         $  1,795,965   $ 33,834,458       $  5,343,564

Cost of sales                                   27,012,645            1,433,692     32,343,510          4,456,656
                                              ------------         ------------   ------------       ------------
Gross profit                                     1,099,464              362,273      1,490,948            886,908
                                              ------------         ------------   ------------       ------------
Operating expenses:
 Selling, general and administrative               760,206              807,772      1,191,001          1,886,928
 Depreciation and amortization                      18,550            1,167,619         47,250          1,530,363
 Impairments                                             -                    -         14,816                  -
                                              ------------         ------------   ------------       ------------
Total operating expenses                           778,756            1,975,391      1,253,067          3,417,291
                                              ------------         ------------   ------------       ------------
Gain/(loss) from continuing operations
before other income                                320,708           (1,613,118)       237,881         (2,530,383)

Other income (expense):
 Equity in earnings (loss) of affiliate                  -                  514              -              7,554
 Loss on abandonment of property and equipment           -              (50,082)       (72,371)          (164,973)
 Interest expense                                  (79,742)             (14,487)       (92,891)           (47,413)
 Interest income                                         -               65,681            508            119,299
 Other                                              42,433               58,887         42,463             58,887
                                              ------------         ------------   ------------       ------------
Total other income (expense)                       (37,309)              60,513       (122,291)           (26,646)
                                              ------------         ------------   ------------       ------------
Gain/(loss) from continuing operations             283,399           (1,552,605)       115,590         (2,557,029)

Less: gain/(loss) in subsidiary
attributed to minority interest                   (228,397)             514,131       (247,504)           736,726
                                              ------------         ------------   ------------       ------------
Gain/(loss) before discontinued operations          55,002           (1,038,474)      (131,914)        (1,820,303)

Discontinued operations:
 Loss from discontinued operations                       -                    -              -                  -
 Gain on disposal of discontinued operations       466,655                    -        466,655         (1,820,303)
                                              ------------         ------------   ------------       ------------
Gain/(loss) before income tax                      521,657           (1,038,474)       334,741

 Income tax                                        (58,270)                   -        (58,270)                 -
                                              ------------         ------------   ------------       ------------
Net Gain/(loss)                               $    463,387           (1,038,474)  $    276,471       $ (1,820,303)
                                              ------------         ------------   ------------       ------------
Other comprehensive gain (loss):
 Foreign currency translation gain (loss)                -              (22,711)             -             (9,405)
                                              ------------         ------------   ------------       ------------
Comprehensive gain/(loss)                     $    463,387           (1,061,185)  $    276,471       $ (1,829,708)
                                              ============         ============   ============       ============

Basic and fully diluted gain/(loss) per common share:
 Gain/(loss) from continuing operations       $      0.000               (0.013)  $     (0.001)      $     (0.024)
 Gain/(loss) from discontinued operations            0.004                    -          0.004                  -
                                              ------------         ------------   ------------       ------------
   Gain/(loss) per share                      $      0.004               (0.013)  $      0.003       $     (0.024)
                                              ------------         ------------   ------------       ------------
Weighted average number of shares outstanding
  - Basic and fully diluted                    124,149,929           80,033,267    112,891,929         77,108,098
                                              ============         ============   ============       ============


          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                          Common
                                          Common Stock     Preferred Stock  Additional     Stock
                                     --------------------- ---------------   Paid-In   Subscriptions
     Description                        Shares     Amount  Shares  Amount    Capital     Receivable
------------------------------------ ----------- --------- ------ -------- ----------- -------------
Balance - December 31, 2002           88,518,023 $  88,518  1,000 $    10  $55,669,100 $          -

Shares issued for
  consulting services                  1,938,730     1,939      -       -      134,115            -
Shares issued in connection
  with acquisition of HuaQing Group   15,960,474    15,960      -       -    2,186,585            -
Shares issued in connection
  with acquisition of GuoWei Group    10,863,792    10,864                   4,334,653
Shares issued in connection
  with acquisition of NewHuaSun       13,769,156    13,769                   3,290,828
Shares issued in lieu of compensation  1,025,744     1,026                      47,474
Sale of treasury stock                         -                -       -     (451,187)           -
Shares issued for subscriptions       14,605,120    14,605      -       -      440,395            -
Net loss                                       -                -       -                         -
                                     ----------- --------- ------ -------  ----------- ------------
Balance - June 30, 2003              146,681,03  $ 146,681  1,000 $    10  $65,651,963 $          -
                                     ==========  ========= ====== =======  =========== ============

                                          Treasury Stock         Other                       Total
                                       ---------------------- Comprehensive  Accumulated  Shareholders'
     Description                         Shares     Amount        Loss         Deficit       Equity
-------------------------------------  --------- ------------ ------------- ------------- -------------
Balance - December 31, 2002            5,610,588 $(3,723,928) $    (71,094) $(51,053,395) $    909,211

Shares issued for
  consulting services                                                    -                     136,054
Shares issued in connection
  with acquisition of HuaQing Group                                      -                   2,202,545
Shares issued in connection
  with acquisition of GuoWei Group                                                           4,345,517
Shares issued in connection
  with acquisition of NewHuaSun                                                              3,304,597
Shares issued in lieu of compensation                                                           48,500
Sale of treasury stock                  (805,802)    500,000             -                      48,813
Shares issued for subscriptions                                          -                     455,000
Net loss                                                                        (276,471)      276,471
                                       --------- -----------  ------------  ------------- ------------
Balance - June 30, 2003                4,804,786 $(3,223,928) $    (71,094) $(50,776,924) $ 11,726,708
                                       ========= ===========  ============  ============  ============












          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                                     Six Months Ended June 30,
                                                    ----------------------------
                                                        2003            2002
                                                    -------------  -------------
Cash flows from operating activities:
 Net gain/(loss)                                    $    276,471     (1,820,304)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Loss on abandonment of property and equipment           72,371        164,973
  Depreciation and amortization                           62,066      1,680,321
  Gain on sale of affiliate                             (466,655)             -
  Minority interest in loss/(gain) of subsidiaries       247,504       (714,828)
  Equity in loss of affiliate                                  -          7,370
  Shares issued in lieu of compensation and services     184,554        622,420
  Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                                  (93,034)       349,518
    Inventory                                          3,867,039         (1,054)
    Prepaid expenses and other                          (139,927)        46,416
    (Decrease) Increase in:
    Cash overdraft                                             -        118,584
    Accounts payable                                  (4,914,889)    (1,114,799)
    Accrued expenses and other current liabilities      (418,949)       316,705
    Deferred revenue                                      17,527       (362,315)
                                                    ------------   ------------
Net cash used in operating activities                 (1,305,922)      (706,993)
                                                    ------------   ------------
Cash flows from investing activities:
 Proceeds on notes receivable                            100,000        287,115
 Proceeds on return of investment                        243,755              -
 Cash decreased due to merge                             (32,006)             -
 Cash paid for investments                                     -        (10,837)
 Cash acquired in acquisitions                         2,940,509              -
 Purchase of property and equipment                      (30,966)       (97,877)
                                                    ------------   ------------
Net cash provided by investing activities              3,221,292        178,401
                                                    ------------   ------------
Cash flows from financing activities:
 Proceeds on sale of common stock                              -              -
 Proceeds on sale of treasury stock                       48,813              -
 Proceeds on stock subscriptions                               -        326,487
 Proceeds on loans and lines of credit                 2,455,749              -
 Proceeds from related parties                           231,556        301,483
 Proceeds on notes payable                             1,354,349       (241,883)
 Payments on capital leases                                    -        (33,424)
                                                    ------------   ------------
Net cash provided by financing activities              4,090,467        352,663
                                                    ------------   ------------
Foreign currency translation                                   -            190
Net increase (decrease) in cash                        6,005,837       (175,739)
Cash and cash equivalents, beginning of period            79,845        281,563
                                                    ------------   ------------
Cash and cash equivalents, end of period            $  6,085,682        105,824
                                                    ------------   ------------

          See accompanying notes to consolidated financial statements.
                                       F-7

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)


Note 1:  Organization and Nature of Operations:

The Hartcourt Companies, Inc. (herein referred to as "Hartcourt" or "Company") is an investment holding and corporate development company focusing on the acquisition of private companies within high-growth industries in China.
Hartcourt's strategy is to bring together a group of complimentary companies, add substantial value in terms of financial restructuring, strategic planning and corporate governance to enable these subsidiaries to fully realize the value of their assets and become public companies. Today, Hartcourt has strategic investments in five (5) areas in China including: IT Product Marketing, Financial Information Provider, Media Technology Services, and Online Education.

Due to limited resources, the Company has planned to focus solely on the IT product distribution and marketing business. Other companies under the existing Hartcourt's portfolio will be divested and dividends, if any, will be distributed back to Hartcourt's shareholders. Hartcourt's operative business strategy is to acquire profitable companies with strong market position in the IT Product Marketing sector. The consolidation strategy will help these companies to improve their margins by increase purchasing power and lower marketing and advertising costs. The current five business divisions are IT Product Marketing Group (including HuaQing Corporate Development Co., Ltd. ("HuaQing"), Guangdong NewHuaSun Computer Co., Ltd. ("NewHuaSun"), Shanghai GuoWei Science and Technology Co., Ltd. ("GuoWei") and Wenzhou ZhongNan Computer Group ("ZhongNan")), Financial Information Group, Media Technology Services Group, Online Education and Hartcourt Capital Inc. Eventually, Hartcourt would dispose of all these operating divisions except the IT Product Marketing business.

In November, 2002, Hartcourt obtained irreversible voting rights proxy (See Note 11, Irreversible Proxy Statements) for 10% of the total equity interests of HuaQing from two HuaQing shareholders, who are Chinese citizens, in a Shareholders and Board of Directors meeting, in addition to the purchase of 45% of the total equity interests of HuaQing. Such 10% voting rights proxy covers from February 1, 2003 to March 31, 2006, over a period of three years. Hartcourt's management believes that with the 10% proxy right, and the 45% equity interests owned by Hartcourt, Hartcourt becomes effectively controlling a 55% of the total voting rights of HuaQing starting February of 2003. Subsequently, Hartcourt's management believes the Company can demonstrate its control over HuaQing., and has controlling relationship in HuaQing's operation and treats HuaQing as its controlling subsidiary. In accordance with FASB # 94, HuaQing's financial statements are consolidated under the operations of Hartcourt starting March of 2003.

In December 2002, similar to the practice of HuaQing, Hartcourt obtained irreversible voting rights proxy (See Note 11, Irreversible Proxy Statements) for 10% of the total equity interests of GuoWei and NewHuaSun respectively from their shareholders, who are Chinese citizens, in a Shareholders and Board of Directors meeting, in addition to the purchase of 45% of the total equity interests of GuoWei and NewHuaSun respectively. Such 10% voting rights proxy covers from April 1 2003, to June 30, 2006, over a period of three years. Hartcourt's management believes that with the 10% proxy right, and the 45% equity interests owned by Hartcourt, Hartcourt becomes effectively controlling a

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

55% of the total voting rights of GuoWei and NewHuaSun starting April of 2003. Subsequently, Hartcourt's management believes the Company can demonstrate its control over GuoWei and NewHuaSun, and has controlling relationship in GuoWei and NewHuaSun's operation and treats GuoWei and NewHuaSun as its controlling subsidiaries. In accordance with FASB # 94, GuoWei and NewHuaSun's financial statements are consolidated under the operations of Hartcourt starting May of 2003.

The accompanied consolidated financial statements of Hartcourt for the six months ended June 30, 2003 contains $33,541,888 of sales and $242,588 of operating profit of Huaqing, GuoWei and NewHuaSun (See Note # 2, Basis of Presentation, Note # 3 Key Factor on the Company and Note # 4 Foreign Operating Risks).

Hartcourt, through a combination of synergistic internal expansion and accretive strategic acquisitions focused on the IT Product Marketing business in China, is executing plans to provide a sustainable, fast growing, and profitable revenue base. The company is aggressively identifying and pursuing acquisition targets within the industry as well as helping its subsidiaries to explore and share the best business opportunities available. Through a continued refinement of its acquisition programs, operational efficiencies, and setting higher standard of corporate governance, the Company is demonstrating to the market a unique growth strategy, consistent execution of its business plan, and growth of its businesses mirroring the tremendous growth presented by the emergence of the world's largest consumer and business markets.

1) IT Products Marketing Group: This group provides distribution and marketing services for IT products ranging from PC systems and components to all other digital products, serving individual, business and government customers. As of 30 July 2003, the group is comprised of 4 main operations, which are all located in China: HuaQing, located in Shanghai, China, the first member of this Group, a key distributor for Samsung Electronics, helps customers build their own PC systems with components, technology and after sales support. HuaQing is recently voted by International Data Group (IDG) Computer World (China) as one of the Top 100 (by sales) Computer Marketing Companies in China, and the result was posted in the related newspaper.. Followed by NewHuaSun, a similar business to HuaQing, located in the Guangdong province covering the Southern China market. GuoWei, the largest PC retailer (by sales) in Shanghai area with 13 retail outlets, and ZhongNan, the largest PC retailer (by sales) covering the Zhejiang province. This group is currently the core business of the Company (See Note # 4, Key Factors on the Company)

2) Financial Information Group: This group consists of three (3) entities. They are Financial Telecom Limited, a Hong Kong incorporated company, Genius Technology International Ltd., a China incorporated company (acquired 100% of Sinobull Information Co. Ltd which is formerly Shanghai GuoMao Science & Technology Co. Ltd.), and Sinobull Network Technology Company Limited, a China incorporated company (formerly Beijing Net Technologies Center Company Ltd.). The group is engaged in the construction of financial information database and provision of securities and commodities information to brokerages and financial institutions to enable their customers' access to a comprehensive suite of quality financial news, real-time market data, financial analysis and professional market commentary. The group's main scope of business includes

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

financial information service terminal, financial publications indexing and search, internet-based information services. The group is at the forefront of the financial information industry in China, please refer to website: www.genius.com.cn, its financial services and information portal, is one of the China's financial portals. The group's e-Finance platform is an integration of the advanced Internet, telecommunication and wireless access systems available on the market today. The service platform and collateral content is offered via subscription to leading securities brokerages, investment firms, banks, and media companies throughout Greater China.

3) Media Technology Services Group: This group consists of six (6) entities. They are AI-Asia Inc; StreamingAsia Holdings Ltd; LogicSpace Ltd; SyndicateAsia Ltd; Empact Solutions Inc; and Beijing Total Solution System Ltd. As of June 30, 2003, Hartcourt has exited this business sector by disposing of StreamingAsia Holdings Ltd, LogicSpace Ltd and SyndicatAsia Ltd. to non-related companies. For the disposed of companies, Hartcourt may still have some potential liabilities regarding their past businesses. Management believes that the potential liabilities are being monitored at its minimum.

4) Online Education Group: This business was formed in 2001, after entering a partnership agreement in cooperation with Northern Jiaotong University and California State University Fullerton to jointly develop education projects and introduce American career training courses and post-graduate business programs in China. The project planned to offer both certificate and degree programs. As of June 30, 2003, Hartcourt has not made any new investment after the initial investment and plans to exit this business at the appropriate time in the future.

5) Hartcourt Capital Inc: This division was originally formed to be an investment-banking arm to act as a bridge between high-growth Chinese companies and the U.S. capital markets. Given the refocusing of the Company in expanding the IT Product Marketing Group. To supplement its objective, the division begins publishing a magazine called "China Report". The objective of the magazine is to provide international institutional investors with updates and analysis on the fast-changing investment environment and opportunities in China.

History of the Company:

Stardust, Inc. ("Stardust"), a corporation organized under the laws of the State of Utah in September 1983, acquired all of the outstanding shares of Hartcourt Investments, a Nevada corporation, for 6,110,337 shares of Stardust common stock (after taking into account a reverse stock split and stock dividend) pursuant to an Agreement and Plan of Reorganization dated November 5, 1994. At the time of this acquisition, Stardust was a "shell" entity with no assets, business or operations. Subsequent to the acquisition of Hartcourt Investments, Stardust changed its name to The Hartcourt Companies, Inc. Over the years of operations, the total equity structure expanded with common shares of 146 million issued and outstanding as of June 30, 2003.

OPERATIONS BY BUSINESS DIVISIONS

IT PRODUCTS MARKETING AND DISTRIBUTION GROUP:

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

HuaQing Corporate Development Co., Ltd. ("HuaQing"): HuaQing, founded in 1992 in Shanghai, China, specializes in marketing and distribution of PC components, and assembling of PC. The company owns and operates 11 stores in Shanghai area, providing consulting and technical services to customers in choosing computer components and assembling of PC to meet each customer's unique needs. HuaQing was promoted as one of the top 100 Hi-Tech enterprises and granted with a certificate by the Shanghai Government's Science and Technology Commission in 2001 and 2002. It was recently voted by IDG's Computer World (China), a private company, as one of the Top 100 (by sales) Computer Marketing Companies in China and the resulted was posted in the related newspaper.

On February 14, 2003, Hartcourt and HuaQing's shareholders signed a definitive agreement ("The Agreement") to purchase of 45% of the total equity interest of HuaQing, for a total consideration of $2,202,545, of which the purchase price was solely paid by issuance of 15,960,474 common shares of the Hartcourt, restricted under Rule 144, at value of $0.138 each. Due to the temporary restrictions of the Chinese government against foreign entity holding direct interest in marketing and distribution services companies in China, Hartcourt nominated Mr. Richard Yan, the Financial Controller of Hartcourt and a Chinese citizen, and Mr. Li ZhengZheng, the President and a major shareholder of HuaQing to hold 30% and 15% of the equity interest of HuaQing respectively, on behalf of Hartcourt, according to advice received from Hartcourt's Chinese attorneys. Subject to the Chinese law, the two nominees have pledged all their shares to Hartcourt; as well as all its voting power to enable Hartcourt to appoint the controlling slate of Directors of HuaQing. The nomination could be terminated by Hartcourt at its sole discretion and Hartcourt holds the irrevocable right to receive back the ownership of the shares upon request, whenever the Chinese law is revised to allow foreign ownership in HuaQing, as stipulated in the World Trade Organization (WTO) agreement entered by the Chinese government. On March 6, 2003, the shareholders meeting of HuaQing approved the Share Transferring Agreement and accepted the two nominees of Hartcourt to be the new shareholders of HuaQing. The shareholders meeting updated the Article of Association and elected new directors to satisfy The Agreement. In November of 2002, Hartcourt obtained voting rights proxy (See Note 11, Irreversible Proxy Statements) for additional 10% of the equity interests from two HuaQing shareholders, Mr. Li Zhengzheng and Mr. Zhang Hui in a HuaQing's Shareholders and Board of Directors' meeting. Such 10% voting rights proxy covers from February 1, 2003 to March 31, 2006, over a period of three years. Consequently, Hartcourt controls a 55% of the total voting rights of HuaQing through the complicated mechanism mentioned above, starting February, 2003. As such, Hartcourt considers it has controlling relationship in HuaQing's operation and treats HuaQing as its controlling subsidiary. HuaQing financial statement is consolidated under the operations of Hartcourt starting March 2003. As of June 30, 2003, Hartcourt has signed a Sale and Purchase Agreement to purchase an additional 6% of equity interest of HuqQing for a total consideration of $857,891, of which the purchase price was solely paid by issuance of 1,340,455 common shares of the Hartcourt, restricted under Rule 144, at value of $ 0.64 each and the completion of the purchase will be in August, 2003.

Guangdong NewHuaSun Computer Co. Ltd. ("NewHuaSun"): Guangdong NewHuaSun Computer Co. Ltd, founded in 1998, headquartered in Guangzhou Province of China, is a well-established distribution and marketing company for PC, electronics and digital products. (www.newhuasun.com.cn) With over 80 employees, the company

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

owns and operates 5 flagship stores, and has over 60 independently owned franchised stores, and with subsidiary offices located in 5 key cities. The company is voted by www.pconline.com.cn as one of the top marketer in Southern China with the one of the largest market share in computer monitor marketing at close to 30%.

On April 24, 2003, Hartcourt and NewHuaSun's shareholders signed a definitive agreement ("The Agreement") to purchase of 45% of the total equity interest of NewHuaSun, for a total consideration of $3,304,597, of which the purchase price was paid by issuance of 13,769,156 common shares of the Hartcourt, restricted under Rule 144, at value of $0.24 each. Due to the temporary restriction of the Chinese government against foreign entity holding direct interest in marketing and distribution services companies in China, Hartcourt adopted the same deal structure as HuaQing. On April 24, 2003, the shareholders meeting of NewHuaSun approved the Share Transferring Agreement and accepted the two nominees of Hartcourt to be the new shareholders of NewHuaSun. The shareholders meeting updated the Article of Association and elected new directors to satisfy The Agreement. In December of 2002, Hartcourt obtained voting rights proxy (See Note 11, Irreversible Proxy Statements) for additional 10% of the equity interests from one of NewHuaSun's shareholder, Mr. Kan XiaoMin, in NewHuaSun's all shareholders' meeting. Hartcourt also obtained the voting rights proxy from one of the NewHuaSun's Board of Directors, Mr. Xiao YongLi, in NewHuaSun's Board of Directors' meeting. Such 10% voting rights proxy covers from March 1, 2003 to April 30, 2006, over a period of three years. Consequently, Hartcourt controls a 55% of the total voting rights of NewHuaSun through the complicated mechanism mentioned above, starting May, 2003. As such, Hartcourt considers it has controlling relationship in NewHuaSun's operation and treats NewHuaSun as its controlling subsidiary. NewHuaSun's financial statement is consolidated under the operation of Hartcourt starting May, 2003.

Shanghai GuoWei Science and Technology Ltd. ("GuoWei"): Shanghai GuoWei Science and Technology Ltd., founded in April 1997, is strategically located in Shanghai, China (please refer to website: ). GuoWei has now developed into a well-respected specialty computer retail, distribution and marketing company. With over 180 employees, the company owns and operates 13 retail stores that cover 11 districts of Shanghai. The company is particularly strong in both corporate and education PC markets in Shanghai with clients such as Shanghai Jiaotong University, Shanghai Fudan University, Shanghai Architecture Institute, BaoSteel, etc. In addition, GuoWei has successfully launched an online computer DIY (Do-It-Yourself) online store at: www.12diy.com. In the recent years, GuoWei has become the "outstanding performance" agent of many international brands including Intel, Philips, Samsung, Hyundai, Asus, Logitech, etc.

On April 30, 2003, Hartcourt and GuoWei's shareholders signed a definitive agreement ("The Agreement") to purchase of 45% of the total equity interest of GuoWei, for a total consideration of $4,345,517, of which the purchase price was paid by issuance of 10,863,792 common shares of the Hartcourt, restricted under Rule 144, at value of $0.4 each. Due to the temporary restriction of the Chinese government against foreign entity holding direct interest in marketing and distribution services companies in China, Hartcourt adopted the same deal structure as HuaQing. On April 30, 2003, the shareholders meeting of GuoWei approved the Share Transferring Agreement and accepted the two nominees of Hartcourt to be the new shareholders of GuoWei. The shareholders meeting updated

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

the Article of Association and elected new directors to satisfy The Agreement. In January of 2003, Hartcourt obtained voting rights proxy (See Note 11, Irreversible Proxy Statements) for additional 10% of equity interests from one GuoWei shareholder, Mr. ZhouJian in GuoWei's Shareholders and Board of Directors' meeting. Such 10% voting rights proxy, covers from May 1, 2003 to June 30, 2006, over a period of three years. Consequently, Hartcourt controls a 55% of total voting rights of GuoWei through the complicated mechanism mentioned above, starting May 2003. As such, Hartcourt considers it has controlling relationship in GuoWei's operation and treats GuoWei as its controlling subsidiary..GuoWei's financial statement is consolidated under the operation of Hartcourt starting May, 2003.

WenZhou ZhongNan Group. ("WenZhou"): It is a company incorporated in China. On June 28th, 2003, Hartcourt Capital Inc., incorporated in British Virgin Islands, a wholly owned subsidiary of The Hartcourt Companies, Inc., a Utah Corporation (Registrant), signed a definitive agreement to purchase of 51% of all of the equity interest of ZhangNan Group ("ZhongNan"), for a total consideration of $4,176,807. The purchase price will be paid by issuance of 7,013,950 common shares of the Hartcourt, restricted under Rule 144,at value of $0.5955 each. In the agreement, the Registrant also committed to acquire 51% of all of the interest of WenZhou Huaqing Monitor Company Ltd. for a total consideration of $834,545 by issuance of 1,401,420 common shares of the Hartcourt, restricted under Rule 144. Zhongnan, founded in 1996, owns and operates 21 stores in Wenzhou area and its surrounding areas, completed with service centers and warehouse distribution. The stores provide customers with latest computer hardware, software, technical services and other digital products. As of June 30, 2003, the execution of the agreement has not been completed.

The  accompanied  consolidated  financial  statements  of Hartcourt  for the six months  ended on June 30, 2003  contains  $33,541,888  of sales and  $242,588 of operating profit of HuaQing, NewHuaSun and GuoWei combined. These amounts represent four-month's operating result of HuaQing, two-month's operation result of GuoWei and NewHuaSun. These companies' sales and operating profits are being consolidated as Hartcourt's income, because of the recent acquisitions of certain shareholders' proxy rights (See Note # 3, Key Factors on the Company, Note # 10, Segment and Related Information). In addition, the total assets of Hartcourt in the amount of $33,990,586 include total assets of $21,473,746 contributed from HuaQing, GuoWei and NewHuaSun combined. These companies' assets are being consolidated as Hartcourt's assets, because of the recent acquisitions of certain shareholders' proxy right (See Note # 3, Key Factors on the Company, Note # 10, Segment and Related Information).

Management believes that Hartcourt's current ownership structure of these Chinese incorporated entities complies with all existing PRC laws, rules and regulations, according to the legal opinion of our Chinese attorney. As the Chinese legal system and rules are just start to formulate and continuing upgrading, there are uncertainties regarding the interpretation of current PRC laws and regulations that it is possible that the PRC government will ultimately take a view contrary to ours.

FINANCIAL INFORMATION GROUP:

This group ("Sinobull  Group") was formed in November 1999 with the intention to

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

consolidate various related businesses acquired or expected to be acquired by Hartcourt or Sinobull.com Inc. ("Sinobull"), the holding company of the Sinobull Group incorporated in British Virgin Islands. On May 16, 2002, Sinobull.com Inc. changed its name to Hartcourt Companies Limited. In the test hereafter, Hartcourt Companies Limited is referred to as "Sinobull". On April 2, 2001, Sinobull's one share issued and outstanding held by Mr. Tang Wing On, was formally transferred to Hartcourt, and Sinobull became a wholly owned subsidiary of Hartcourt.

Financial Telecom Limited (FTL): FTL was established in 1983 as a financial data bank providing real-time stock quotes and financial information of Hong Kong listed companies as well as information on other international stock exchanges in the U.S. and Europe to institutional and retail investors. FTL is also acting as the marketing agent for Standard & Poor's Comstock, a division of McGraw Hill, in Hong Kong. FTL was one of the first companies in Hong Kong to transmit real-time financial services via a network of wireless system for dissemination of data. Investors were no longer restricted to fixed line terminals and could use a wireless network, such as financial pager, to access real-time financial information. At present, FTL maintains a financial portal featuring stock trading, real-time quotes and company data banks for investors in China and Hong Kong. These investors include major investment houses, banks, securities firms and mutual fund houses.

On August 17, 1999, Hartcourt entered into a stock purchase agreement with FTL, a Hong Kong corporation, to purchase 4,964,990 shares of common stock, representing 58.53% of the total common stock outstanding.

On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture named Fintel Wireless Internet Limited (FWL) for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. FTL agreed to invest cash by phases, to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange for a total of 51% ownership interest in the joint venture, and Nice Voice agreed to contribute certain assets in FWL. After the completion of due diligence, the parties signed the formal joint venture agreement on April 28, 2000 and FWL became a subsidiary of FTL. Although NiceVoice has contributed certain assets in FWL, due to the method of funding these assets, NiceVoice does not presently have legal ownership title to such assets until the final dollar payment has been made on these assets. The accompanying financial statements as of June 30, 2003 reflect FTL's investment of 51% ownership interest in FWL. FWL ceased operations on March 1, 2002 after all its customers were sold to a third party (See Note # 8, Litigation). As of June 30, 2003, FTL had advanced approximately HK$4,216,162 (US$540,534) towards its investment in FWL. During the quarter ended 30
September 2002, FTL disposed off its wholly owned subsidiary Topomedia to Bowland, the other shareholder of FTL. Topomedia acts as a holding company for FTL's office real estate, it suffered substantial losses due to server property market downturn in Hongkong, FTL made bad debt provision HK$8,704,514 (US$1,115,963) for the advance to Topomedia.

Sinobull Network Technology Company Limited (Sinobull Network): Formally known as Beijing Shangdi Net Technologies Center Company, Ltd. ("Shangdi") is principally engaged in the business of data broadcasting in China. Its main

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

activities include research, development and sales of data broadcasting hardware and software. Shangdi is a major shareholder of Hua Xia Info, the financial data provider of Hua Xia Securities, one of the largest stock brokerage firms in China. Hua Xia Info has its own financial reporters for its data-broadcasting network via cable TVs and magazines. Through this relationship, Sinobull can have access to account holders through Hua Xia Securities Brokerages nationwide. Shangdi has completed a software program for cable set top boxes, which enable users to trade stock online from their home television sets. On December 28, 2000, Sinobull through Tiandi Hulian Technologies Limited (Tiandi), an investment holding company incorporated in the British Virgin Islands (BVI), holding the 51% of interest of Sinobull Network. Tiandi and Sinobull Network ceased its operations as of May 16, 2001 (See Note # 8, Litigation).

Shanghai Sinobull Information Company Limited (Sinobull Information): It is a company incorporated in China, and formally known as Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao"). Sinobull Information is a major real-time financial data provider in Shanghai using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities data that compliments the financial information database of Hua Xia Info and the financial data delivery systems of FTL. Association with Guo Mao gives Sinobull a distinct edge over any competitive financial portals in China. On December 1, 1999, Sinobull signed a Term Sheet Agreement with Guo Mao whereby Guo Mao agreed to issue new shares for a total proceeds of $1,000,000 which will represent 50% of the expanded capital of Guo Mao. Sinobull agreed to subscribe for all the new shares issued by Guo Mao. On May 16, 2000, Sinobull and Hopeful Internet Technologies Limited ("Hopeful") entered into an agreement whereby Hopeful, an investment holding company incorporated in the British Virgin Islands, will acquire through its wholly-owned subsidiary Shanghai Sinobull Information
Company Limited ("Sinobull Information"), all of the operating assets and business of Guo Mao. To finance this acquisition, Hopeful issued new shares to Sinobull equal to 40% of the expanded capital of Hopeful for a total consideration of $1,000,000. The terms of payment by Sinobull for the purchase of new shares will be: $200,000 in cash upon signing of the agreement; $150,000 in cash within 30 days of signing of the agreement; $150,000 in cash within 60 days of signing of the agreement; and $500,000 within 30 days after signing of the agreement in shares of Hartcourt based on the average closing price in the last 7 trading days before payment, or in shares of Sinobull based upon the valuation to be agreed on by the parties. On December 28, 2000, Sinobull, Hopeful, Guo Mao and Lee Lu Ping (representative of the owners of Guo Mao) signed a Share Subscription Agreement whereby, Sinobull will own 51% ownership in Hopeful and Lee Lu Ping will own 49% of ownership in Hopeful after payment of consideration to Guo Mao for purchase of all tangible and intangible assets. Sinobull has paid $500,000 in cash received from Hartcourt towards the purchase of new shares of Hopeful and issued 805,802 shares of Hartcourt's common stock valued at $500,000 to Sinobull Information in February 2001. The 805,802 common shares issued to Sinobull Information were sold out to satisfy certain obligation as of March 31, 2003. In order to strengthen the competitiveness in the financial information provision sectors, Sinobull Information Company Limited was sold to a non related company, Genius Technology International Limited ("GTI"), a leader in this field, on May 7, 2003, for a total consideration of $410,163, of which the amount was paid by issuance of 57,826,793 common stock of GTI at value of $0.0071 each.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

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

On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman Computer Services Corporation Limited (Hopeman") to form a joint venture in Shanghai and jointly develop and market a 24-hour financial television program and/or provide financial data services to existing/new financial television programs for China market. Due to the complex regulation regarding foreign investment in the TV industry sector in China, and due to the fact that Hartcourt and Hopeman do not have the financial resources to support the initial investment capital required, on August 28, 2002, Hartcourt agreed to sell its entire interest in this joint venture back to Hopeman. According to the agreement entered on August 28, 2002, Hartcourt will receive back all of its investment $50,000 from Hopeman. As of June 30, 2003, Hartcourt has received US$ 40,000 from Hopeman.

Beijing UAC Stock Trading Online Co. Ltd. (UAC Trading): It is a company incorporated in China. On June 20, 1999 Hartcourt entered into an agreement with UAC Trading to form a joint venture company Beijing UAC Stock Exchange Online Co. Ltd. ("UAC Exchange"). Under the terms of the agreement, Hartcourt agreed to invest in cash and stock $2,868,000 for the purchase of 51% ownership interest in UAC Exchange. In September 2000, the Chinese government allowed all online transactions to be conducted via Internet. It caused UAC Exchange to lose its competitiveness as its Network was not compatible to the Internet. Therefore, UAC Exchange started converting its operations to Internet based operations.

On July 16, 2001, Hartcourt and UAC Trading, by mutual consent, agreed to rescind the contractual joint venture agreement named UAC Exchange. As part of the rescission, Hartcourt agreed to accept a promissory note for the amount of its net investment in UAC Exchange as of the date of rescission amounting to $2,858,286, bearing interest at six per cent (6%) per anum, payable over a thirty-nine months period. The parties mutually agreed to forego all other rights and benefits provided under the contractual joint venture as consideration for the rescission of the contract. On September 10, 2001, Edda Limited, a non-affiliated company incorporated in Hong Kong, purchased all existing tangible and intangible assets of UAC Exchange for the amount of Hartcourt's net investment in UAC Exchange, and signed a promissory note in the amount of $2,858,286 bearing interest at six per cent (6%) per anum, payable in quarterly installments of $50,000 commencing November 1, 2001 with a balloon payment of $2,715,772 due on December 1, 2006. The promissory note is secured by a security agreement granting to Hartcourt all tangible and intangible property of Edda Limited. As of June 30, 2003, Edda paid seven quarterly note payments of $50,000 each. As of December 31, 2002, Hartcourt corrected the share subscription price of the shares issued to Edda in the Stock Sales Agreement

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

signed with Edda to raise capital, which lead to reducing of $652,274 towards the promissory note due to Hartcourt. As of June 30, 2003, Edda has paid $60,459 towards interest due on the promissory note due to Hartcourt.

Shanghai Wind Information Company, Limited ("WindInfo"): It is a company incorporated in China. WindInfo is one of China's financial research content provider, developing original content through its nationwide network.

On September 18, 2000, Hartcourt and WindInfo signed a Term Sheet Agreement and agreed to form a Joint-Venture Company (JVC) to expand the financial data service business in China. On the same day, Sinobull advanced $500,000 to Guo Mao who loaned the same amount to WindInfo on behalf of Hartcourt. Pursuant to the addendum to the Term Sheet Agreement, on January 10, 2001, Hartcourt and WindInfo signed a direct investment agreement whereby Hartcourt agreed to convert the loan from Guo Mao of $500,000 to a 5% equity ownership in the JVC to be formed. Upon further negotiations between the two parties, Hartcourt and WindInfo have mutually agreed to terminate the Term Sheet Agreement of formation of JVC and WindInfo agreed to return Hartcourt's contribution of $500,000 towards its investment in the JVC. As of June 30, 2003, WindInfo returned $60,241 to Hartcourt via Sinobull Information. Both parties are negotiating, on a friendly basis, to an acceptable payment plan for Hartcourt to receive the remainder of its loan during the year 2003.

Equis International Inc.((R)), is incorporated in US, a wholly owned subsidiary of a Nasdaq listed company of Reuters Group PLC, signed on June 1, 2001, an International Distribution Agreement with Hartcourt including Sinobull Group in Shanghai, Beijing and Hong Kong, a non-exclusive distributor of licensed products within the People's Republic of China (PRC) except in Hong Kong and Taiwan, and grants to Hartcourt a non-exclusive right to market and distribute the licensed products in the PRC to sub-distributors. The initial term of the agreement is for three years. Under the terms of the agreement Equis International also granted Sinobull Group conditional territory exclusivity for a period of twelve months for the Chinese versions of MetaStock products within the Greater China market. Hartcourt's remuneration for the sale of licensed products will be the difference between the selling price to its customers and Hartcourt's discounted purchase price as agreed between Hartcourt and Equis. As of June 30, 2003, Hartcourt is planned to rescind the agreement so as to focus on the IT Products Marketing Group

MEDIA TECHNOLOGY SERVICES GROUP:

The Media Technology Services Group mainly consists of six (6) entities, they are Ai-Asia Inc., , StreamingAsia Limited, LogicSpace Asia Limited, SyndicateAsia Limited., Empact Solutions Inc., and Beijing Total Solution System Ltd. The Media Technology Services Group provides a comprehensive real-time audio and video delivery (Streaming Media) solution along with Internet consulting and web application development to businesses, professionals, organizations, web sites and content publishers. As of June 30, 2003, Hartcourt has disposed of StreamingAsia Limited, LogicSpace Asia Limited and SyndicateAsia Limited for its exited this business sector.

AI-Asia Inc. ("AI-Asia"): On August 20, 2001, Hartcourt established a new wholly owned subsidiary AI-Asia Inc. to hold and develop assets of the Media Technology

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

Services Group. AI-Asia's objective is to identify, develop, and maintain first-mover advantages in technologies, products and services for corporate and consumer Internet deployment.

Empact Solutions, Inc. ("Empact"): Empact is a US company, aims to help its customers improve business management through smart, efficient, and effective IT management. It is founded by IT outsourcing and management professionals, data mining pioneers, and experts in the fields of systems and application management technologies. On April 30, 2000, Harcourt executed a Subscription Agreement and Investment Representation and agreed to subscribe and purchase three hundred
(300) shares of Class B Convertible Preferred Stock of Empact, at par value $0.001 per share for $300,000. Hartcourt has determined that at this time to increase its investment in Empact would not be advantageous to the company or its shareholders. On January 7, 2002, Empact received $7,500,000 as the second round of funding from the venture capital partners for further expansion of its business. In March 2002, Empact launched the EyeQTM service to provide independent service quality audit and analysis across IT utilities (networks, servers, infrastructures), applications and business processes.The accompanying financial statements at June 30, 2003 reflect Hartcourt's investment of $300,000.

Beijing Total Solution System, Ltd. ("TSS"): It is a company incorporated in China. On September 15, 2000, Hartcourt and TSS signed a Term Sheet Agreement to form a Joint Venture Company (JVC) to develop web-casting solutions and broadband enabling technology in China. Hartcourt agreed to contribute $2.4 million for 60% ownership interest in the JVC. On December 1, 2000, Hartcourt and TSS signed a loan agreement and Hartcourt advanced $70,000 as a loan (interest free) to support TSS's 2000 marketing plan, the loans is convertible into 5% ownership of TSS. Upon contribution of the remaining $2,330,000, Hartcourt could own the additional 55% shares of the JVC. As of June 30, 2003, Hartcourt has not converted its loan into an investment of 5% in TSS. Hartcourt has not exercised its right to subscribe for the additional 55% of the ownership interest in the JVC and such right has subsequently been lapsed. The accompanying financial statements reflect Hartcourt's loan of $70,000 to TSS as of June 30, 2003. Hartcourt does not intend to acquire any further ownership interest in TSS. Both parties are negotiating to an acceptable payment plan for Hartcourt to receive its loan, during the year 2003.

HARTCOURT CAPITAL GROUP:

On August 8, 2000, Hartcourt established Hartcourt Capital Inc, a wholly owned subsidiary incorporated in BVI. On January 25, 2002, Hartcourt Capital Inc.
purchased Sinobull.com Limited from Sinobull Group as its wholly owned subsidiary and changed its name to Hartcourt Capital Limited. On July 1, 2002, Hartcourt Capital Inc. purchased Fintel International Limited, a Hong Kong company, from a third party as its wholly owned subsidiary and changed its name to Hartcourt Capital Asia Limited. To cut-down costs and to get closer to our potential acquisition targets, in July 2002, Hartcourt established Hartcourt Investment Management (Shanghai) Co., Ltd in China, a wholly owned subsidiary of Hartcourt Capital Inc. to act as its executive office.

China Report Magazine - China Report magazine, is an English-language magazine, published quarterly, is entirely focused on the risks and opportunities of

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

investing in China. It pays particular attention to the operations of US publicly-listed Chinese companies and other China assets having access to the US and European capital markets, as well as profiling the industries of which they operate in. It identifies investment opportunities and provides an essential source of objective market intelligence and analysis of the economic and legal environments that assists readers in making informed investment decisions. China Report is distributed primarily in North America and Europe, sent each quarter to an exclusive list of institutional and retail investors. The second issue of the magazine is published in June, 2003 and is available both in print and online (Hartcourt's website). As of June 30, 2003, the magazine is free of charge.

ONLINE EDUCATION GROUP:

On June 18, 2001, Hartcourt executed a Revenue Sharing Agreement in cooperation with Northern Jiaotong University and California State University-Fullerton to jointly develop education projects and introduce American career training courses and post-graduate business programs in China. Hartcourt is to receive 5% on the tuition income as its revenue sharing for the project. The project is intended to offer prestigious American education programs in China, utilizing one of the online education licenses awarded by China's Ministry of Education. The project plan to offer both certificates and degree programs with courses designed for relevance in today's business world. Coursework will be offered initially in the classroom and later expanded online. As of June 30, 2003, courses are not started. Hartcourt has advanced $100,000 without any interest or collateral in 2001. The fund is used towards the working capital for its investment in this project as of June 30, 2003. The accompanying financial statements as of June 30, 2003 reflect Hartcourt's investment of $100,000 in the education project. The total financial commitments of Hartcourt and terms of payment on this project are currently being negotiated between the parties and expect to be finalized by end of 2003.

OTHER DIVESTED VENTURES:

Elephant Talk Limited ("ElephantTalk"): ElephantTalk (OTCBB: ETLK), is a leading telecommunications company located and operated in Hong Kong with offices in Cerritos, of California and switching facilities in China, Hong Kong, U.S., Taiwan and Singapore. On May 16, 2001, Hartcourt and ElephantTalk executed a Sale and Purchase Agreement whereby Hartcourt acquired 51% of the ownership interest in ElephantTalk for a total consideration of $4,194,000.

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

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

FUNDING:

The following entities have provided substantial capital and cash flows to the Company in the past and in the future. The management has conducted due diligent work and believes that these funding are perfectly legal. The funding sources are not related to any illegal activities, such as drug-related money, or terrorist organizations.

Swartz Private Equity, LLC ("Swartz") - Swartz is an institutional financing company, incorporated in Delaware, specializing in private placement and equity credit line for public companies.. On November 3, 1999, Hartcourt signed an

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

Investment Agreement with Swartz. Swartz agreed to purchase from Hartcourt, from time to time, shares of Hartcourt's common stock, as part of an offering of common stock by Hartcourt to Swartz, for a maximum aggregate offering amount of $25,000,000. These funds will be used to satisfy Hartcourt's working capital requirements and complete acquisitions of Internet related operations. On January 5, 2000, Hartcourt and Swartz agreed to increase the equity line funding to $35,000,000 to provide working capital and planned acquisitions of Hartcourt subsidiaries. As of June 30, 2003, Hartcourt has not utilized this equity credit line.

PYR Management LLC ("PYR") - It is a company incorporated in Delaware. On January 26, 2000, Hartcourt completed a private placement of 227,445 Units of equity, each unit of equity consisting of a Class I and a Class II Warrant, to PYR for $3,000,000 pursuant to a Regulation D Subscription Agreement. On January 27, 2000, Hartcourt received $2,743,000 from PYR to be used for working capital requirements of Hartcourt. On February 4, 2000 Hartcourt filed a Form 8-K with the SEC. On February 21, 2001, Hartcourt and PYR Management entered into a Letter Agreement whereby the parties agreed on the maximum number of Units PYR can receive under the reset provisions of the Subscription Agreement. Pursuant to the terms of the agreement, the quantity of Units and the exercise price of the warrants will no longer reset. The final amount of Units that can be issued shall be 4,000,000 shares of common stock and 4,000,000 Class I Warrants. The cap amount shall be 8,000,000 shares of common stock (on a "post-split" basis) including Class I warrants. As a result of reset calculations, Hartcourt issued on March 6, 2001 an additional 930,784 shares and on May 18, 2001 an additional 1,035,308 shares of common stock for a total of 4,000,000 shares as of June 30, 2003 and 4,000,000 warrants exercisable at $0.69375 per share of common stock. No warrants have been exercised to convert into common shares as of June 30, 2003.

Edda Limited ("Edda"): On December 26, 2000, Hartcourt and Edda, a BVI company, signed a Stock Sale Agreement (Agreement) whereby Hartcourt agreed to sell 4,000,000 restricted shares of its common stock as a block to Edda at the agreed price of fifty cents ($0.50) per share. Pursuant to the terms of the Agreement, Hartcourt will deliver to Edda the requisite number of common shares restricted under the Rule 144 of SEC regulations upon receipt of the full and complete purchase price in the amount of $2,000,000. On October 31, 2001, Hartcourt issued an additional 1,363,636 common shares valued at $0.22 per share for a subscription receivable of $300,000. On March 4, 2002, Hartcourt and Edda signed a new Stock Sale Agreement whereby Hartcourt agreed to sell 5,000,000 restricted shares of its common stock as a block to Edda at the agreed price of twelve cents ($0.12) per share or $600,000. The accompanying financial statements reflect that Hartcourt received $2,326,819 from Edda as of December 31, 2002.

However, during the 2002 audit, Hartcourt found that the issued share prices should have been calculated differently according to the agreement and its addendum. Therefore, the correct price of 4,000,000 restricted shares issued on December 26, 2000 and the 1,363,636 restricted shares issued on October 31, 2001 and 5,000,000 restricted shares issued on March 4, 2002 should have been $0.28, $0.095 and $0.085 per share respectively. As a result, Hartcourt has adjusted the additional paid-in capital and subscription receivable respectively as of December 31, 2002. No share has been issued during the year of 2003.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

Enlight Corporation ("Enlight"): On May 9, 2002, Hartcourt and Enlight signed a Stock Purchase Agreement whereby Hartcourt agreed to sell 5,000,000 restricted shares of its common stock as a block to Enlight at the price of eight cents ($0.08) per share. However, as Hartcourt share price kept decreasing, the two sides have agreed to revise the agreement on 10 October 2002. Pursuant to the terms of the new agreement, Enlight will purchase $1,000,000 worth of common shares of Hartcourt, restricted under Rule 144 and/or Reg S regulation, at a discount to current market price. As of June 30, 2003, Hartcourt has received $1,000,000 from Enlight and agreed to issue 2,417,520 restricted shares to Enlight each month starting December 2002. As of June 30, 2003, Hartcourt has issued seven installments (16,922,640 shares) of the restricted shares to Enlight as in accordance with the agreement.

Hartcourt's future business, including expansion of its current operations and acquisition plans requires additional equity and/or debt financing, which may not be available in a timely manner or on commercially reasonable terms. Currently, Hartcourt's primary objective is to acquire established operating companies with histories of growth and profitability, in order to diversify and create a leading IT Product Marketing company in China.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements and related notes included in the Company's 2002 Form 10-KSB.

During the second quarter ended on June 30, 2003, the Company acquired a controlling interest in both of NewHuaSun and GuoWei. Through the same complicated mechanism as used by Hartcourt in the acquisition of Huaqing in the first quarter ended on March 31 2003, this acquisition also consummated via a proxy exercise. Hartcourt obtained voting rights proxy for 10% of the total equity interests of each recently acquired companies from few shareholders in a Shareholders and Board of Directors meeting, in addition to the purchase of 45% of the total equity interests of each companies. Management believes with the 10% proxy right and 45% equity interest purchased, Hartcourt can demonstrate control over those recently acquired companies and treats them as its controlling subsidiaries (See Note # 4, Operating Risks). In accordance with FASB # 94, these recently acquired companies' financial statements are consolidated under the operations of Hartcourt (see Note # 1, Organization and Nature of Operations). The acquisition has a significant financial implication to Hartcourt's operations as to Hartcourt's sales operating results, and assets (See Note # 3, Key Factors on the Company). As the Company is a public traded entity in the United States, it is required to disclose such a major acquisition event on Form 8-K with the Securities and Exchange Commission under the federal securities laws of the United States. The disclosure should include audited financial statements of NewHuaSun and GuoWei, the recently acquired entity, for the two most recent fiscal years and any interim periods prior to the date of such an acquisition. Such a disclosure should also include in pro forma financial information showing the effect of the acquisition. As of June 30,

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

2003, such required audited financial statements and the pro forma financial information have not been filed with the SEC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Balance Sheets of The Hartcourt Companies, Inc. and its subsidiaries as of June 30, 2003 and December 31, 2002, and the results of their operations and their cash flows for the three months and six months ended June 30, 2003 and 2002, respectively. The financial statements for the three and six months ended June 30, 2003 are consolidated to include the accounts of The Hartcourt Companies Inc., its 58.53% owned subsidiary Financial Telecom Limited, its wholly owned subsidiary Hartcourt Companies Ltd. (formerly known as Sinobull.com Inc.) which owns 85% of StreamingAsia Limited Group (Disposed off in June of 2003), its 45% owned subsidiary HuaQing Corporate Development Co., Ltd., 45% owned subsidiary GuangDong NewHuaSun Computer Co., Ltd., 45% owned subsidiary Shanghai GuoWei Science and Technology Co., Ltd. and its wholly owned subsidiary Hartcourt Capital Inc.

The financial statements for the three and six months ended June 30, 2002 are consolidated to include the accounts of The Hartcourt Companies, Inc., its 58.53% owned subsidiary Financial Telecom Limited, its 85% owned subsidiary Asia Top of StreamingAsia Limited Group, its 51.7% owned subsidiary Elephant Talk Communications, Inc., its wholly owned subsidiary Sinobull.com Inc., and its 66.7% owned subsidiary HCTV.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

Certain 2002 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

The accounting policies followed by the Company are set forth in Note A to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 2002.

Note 3.   Key Factors on the Company

As of June 30, 2003, the Company has obtained irreversible voting rights proxy (See Note 11, Irreversible Proxy Statements) for 10% of the total equity interests of HuaQing, NewHuasun and GuoWei, covers over a period of three years, from few shareholders in a Shareholders and Board of Directors meeting, in addition to its purchased of 45% of the equity interests from each of them (Note # 1 Organization and Nature of Operations). Management believes that with the proxy rights and 45% equity interest, the Company can demonstrate control over these newly acquired companies and treats them as its controlling subsidiaries. In accordance with FASB # 94, these three companies are consolidated under the operations of Hartcourt.

This consolidation has a significant financial implication to Hartcourt's operations. The accompanied consolidated financial statements contain an aggregate amount of $28,047,163 (99.8% of sales in the group) sales and $185,862

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

(40% of operating profit in the group) operating profit of the three newly acquired companies for the three months ended June 30, 2003, and $33,541,888 (99.1% of sales in the group) sales and $242,588 (87.7% of operating profit in the group) operating profit of these three newly acquired companies for the six months ended June 30, 2003. In addition, the accompanied consolidated financial statements contain an aggregate amount of $21,473,746 (63.2% of assets in the group) assets of these three controlling subsidiaries on June 30, 2003.

Note 4.   Operating risks

The Company's operations are solely conducted in China, its business, financial conditions and results of operations may be influenced by the political, economic and legal environment in China. Consequently, the Company's operations are subject to special considerations and risks which are not typically associated with companies in North America.

As the Chinese legal system and rules are just start to formulate and continuing upgrading, there are uncertainties regarding the interpretation of current PRC laws and regulations that it is possible that the PRC government will ultimately take a view contrary to ours.

Although the SARS (Severe Acute Respiratory Syndrome) epidermis has been controlled in China, it is difficult to assess the actual/possible economic severely impact on the SARS, which incurred between January, 2003 to July, 2003. Such adverse impact may severely affect the business of China, which Hartcourt's operations are located.

Note 5.  Foreign Exchange Risks

The Company prepares its consolidated financial statements using the United States Dollars as the reporting currency. However, its operations in China are conducting their activities in the Reminbi (RMB) - the functional currency of China. All transactions in RMB are translated into United States dollars - the reporting currency. Management does not expect any major fluctuation in the currency rate that would affect the stockholders' equity. However, if a major fluctuation of foreign exchange occurs, the Company's operations may have significant negative or positive implication.

Note 6.  Inflation

It is believed that inflation did not have any material impact on the Company's business in recent years. If severe inflation occurred, it may have unfavorable impact to the Company's operations. It is management's belief that significant inflation will not occur in the near future.

Note 7.  Foreign Corrupt Practices Act

There has been no violation of Foreign Corrupt Practices Act.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

Note 8.  Supplemental Disclosure of Non-Cash Financing Activities

                                                    Six Months        Six Months
                                                      Ended             Ended
                                                     June 30,          June 30,
                                                       2003              2002
Cash paid for:                                    -----------       -----------
  Interest                                        $    79,742       $    92,891
  Taxes                                                  --                --
                                                  ===========       ===========

Non-cash operating and financing activities:
  Shares issued to directors or officers for
  compensation and services                       $    48,500       $   439,601
  Shares issued for consulting services               136,054           182,820
  Shares issued for subscription payable              455,000              --
  Shares issued in connection with
  acquisitions (See Note # 1)                       9,852,659              --


Note 9.  Loss per Share

                                             Three Months         Three Months         Six Months         Six Months
                                                Ended                Ended                Ended             Ended
                                            June 30, 2003        June 30, 2002        June 30, 2003     June 30, 2002
                                        ------------------   ------------------    -----------------   ---------------

Net gain/(loss)                         $          463,387   $       (1,038,474)   $         276,471   $    (1,820,303)
Effects of dilutive securities                         -                     -

                                        ------------------   ------------------    -----------------   ---------------

Weighted average shares outstanding            124,149,929           80,033,267          112,891,929        77,108,098
                                        ==================   ==================    =================   ===============

Basic and dilutive earnings per share   $            0.004   $           (0.013)   $           0.003   $        (0.024)
                                        ==================   ==================    =================   ===============

At June 30, 2003 and 2002, the Company had 9,733,530 and 4,733,530  warrants and
options   outstanding,   each  exercisable  into  one  share  of  common  stock,
respectively.

Note 10.  Segment and Related Information:

The Company's operations are all located in China. The Company has five (5) reportable segments with revenues generated in China (See Note # 4, Operating Risks and Note # 5 Foreign Exchange Risks). Each segment is a strategic business that the Company manages separately because each business develops and sells products to a specific market. The reportable segments are as follows: a) IT Products Marketing Group, provides services to customers to build their own PCs with components, technology and after sales support; b) Financial Information Services Group, provides financial content through various sources including television, internet and wireless access systems; c) Telecommunications, provides comprehensive telecommunications services, which was divested in 2002;
d) Media Technology Group, provides internet related software development services with an expertise in audio and video streaming to businesses. e) The

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

Consulting, Online Education Group and Hartcourt Capital Groups operating segments do not meet the quantitative threshold for a reportable segment and are therefore included in the "Other" category. The principal market and operation for the Company's products and services is located in China. Foreign sales, primarily in China amounted to $33,541,888 during the six months ended June 30, 2003 (see Note # 1, HuaQing, NewHuaSun and GuoWei's acquisition, and Note # 2. Basis of Presentation, Note # 3 Key Factors on the Company). The Chinese operations account for $21,473,746 of consolidated total assets as of June 30, 2003 (See Note # 1 HuaQing, NewHuaSun and GuoWei's acquisition). As Hartcourt divested its relationship with Elephant Talk Communications Inc. (ETCI), a former controlling subsidiary on October 23, 2002, the segment information of the first six months ended June 30, 2003 does not include any financial information of ETCI. The accounting policies of the segments are the same as described in the summary of significant accounting policies.

The Company evaluates segment performance based on income from prospective operations. All inter company transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment.

Segment results for the six months ended June 30, 2003 and 2002 are as follows:

                                    IT-Products      Tele-           Financial      Streaming       Other        Total
                                     Marketing     Communication     Services        Media
                                    -----------    -------------    ----------   --------------   --------   -------------

2003
----
Net sales                          $ 33,541,888   $    --          $  241,211     $     --      $    51,359  $ 33,834,458

Gain/(loss) from operations             242,588        --            (122,681)      (26,861)        183,425       276,471

Depreciation and amortization             9,773        --              34,348           --            3,129        47,250

Assets                               21,473,746        --           1,730,148        41,461      10,745,231    33,990,586

Capital expenditures                    --             --               --              --              --           --
                                    --------------------------------------------------------------------------------------

2002
----
Net sales                               --        $  4,208,553     $    705,207   $  99,865     $   329,939  $  5,343,564

Loss from operations                    --          (1,304,705)        (186,450)   (380,031)       (685,843)   (2,557,029)

Depreciation and amortization           --             424,313          845,650     250,421           9,979     1,530,363

Assets                                  --           7,560,119        3,487,282      20,526       2,841,029    13,908,956

Capital expenditures                    --             (72,576)         (25,301)       --              --         (97,877)
                                    --------------------------------------------------------------------------------------

Note 11.  Irreversible Proxy Statement

Hartcourt has entered into the irreversible proxy statements with Li Zhengzheng, Zhou Jian and Kan Xiaoming, who are Chinese citizens and are shareholders and directors of HuaQing, GuoWei and NewHuaSun respectively. Legal opinion on the irreversible proxy statements from Zhong Lun Law Firm, a Chinese law firm, was obtained. The legal opinion stated that in general practice of contract law

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

under the Laws of People's Republic of China (PRC), despite the proxy statements are irreversible, the above named persons are still legally entitled to withdraw the authorizations made under the Statements, but on the other hand, Hartcourt has the rights to sue for the economic and legal liabilities of the above named person accordingly.

Note 12.  Litigations

To the best of knowledge and belief, the followings are litigations known to the management:

Comerica Bank of California v. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of Pego's alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgment of approximately $635,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt. The case is ongoing and the Company has not accrued any of the guaranteed payments in its financial statements as of June 30, 2003.

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

Apollo Financial Network, LLC v. The Hartcourt Companies, Inc., Los Angeles Superior Court Case No. BC 245398, filed on February 21, 2001,

Apollo Financial Network filed an action for breach of contract arising out of a consulting agreement, which was canceled in January 1999. The matter was settled when the Company stipulated to entry of judgment against it in the amount of $11,500.00, which represented an amount less than the projected costs of defense. Judgment in such amount was entered against the Company on November 20, 2002. The case is ongoing and the Company has not accrued any of the guaranteed payments in its financial statements as of June 30, 2003.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2003 (UNAUDITED)

Securities and Exchange Commission v. The Hartcourt Companies, Inc., et al., United States District Court for the Central District of California Case No. CV03-3698LGB(PLAx),

The Securities and Exchange Commission has filed a complaint for alleged securities violations. The complaint alleges that the company illegally used an S-8 registration statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by the company from September 9, 1999 through November 18, 1999, and the SEC is seeking disgorgement from the company of approximately $800,000.00, civil penalties and interest, as well as an injunction against future securities law violations. The company's Reply to the complaint is due on August 5, 2003. The company plans on vigorously contesting these allegations, but realizing the significant defense costs involved, it is offering a settlement equaling the approximate costs of defense.

Manu Ohri v. The Hartcourt Companies, Inc., et al., California Labor Commission

Manu Ohri, the former CFO of Hartcourt, has filed a labor claim in the approximate amount of $52,000 with the California Labor Commission. The Company has contested this claim and is confident that the Labor Commission will deem it without merit.

The Company is a party to various claims and legal proceedings arising out of the normal course of its business. These claims and legal proceedings relate primarily to contractual rights and obligations, and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

As mentioned in Note # 1, Organization and Nature of Operations, that the Company ceased the operations of many subsidiaries, during the year of 2002 and 2001. These companies, not being legally dissolved, are still legal entities as of June 30, 2003. The Company's subsidiaries located in various geographic locations in Hong Kong, China and BVI, are subject to different legal jurisdictions and laws. Each of the subsidiaries may subject to potential claims, or has un-fulfilled obligations or/and litigations due to the cessations of operations and/or dismissals of employees. No risk-exposure study was performed to identify the related financial risks and potential liabilities to the Company as of June 30, 2003. The Company management and its legal advisor were neither able to provide a legal opinion nor an analysis on legal status of each of these ceased entities. The financial statements for the period ended on June 30, 2003 do not include any adjustments for the possible results of this uncertainty. Potential risks or liabilities exposures of in this area related to the ceased operating subsidiaries call for a special attention, when reading the Company's review report for the period ended in June 30, 2003.

Note 13.  Subsequent Events

In July, 2003, the Company starts to have advertising income generated from its China Report Magazine.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            JUNE 30, 2003 (UNAUDITED)


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

Plan of Operation

The Hartcourt Companies, Inc. (herein referred to as "Hartcourt" or "Company") is an investment holding and corporate development company focusing on the acquisition of private companies within high-growth industries in China. Hartcourt's strategy is to obtain operating profits via the continuing acquisition of controlling interests of existing companies, leverage on obtaining proxy rights from few shareholders of such private companies (See Note # 1 Organization and Nature of Operation, Note # 3, Key Factors on the Company). Hartcourt had accumulated strategic investments over the past years in a number of areas in China including: IT Product Marketing, Financial Information Provider, Media Technology Services, and Online Education. Hartcourt plans to dispose of all these operating divisions, except the IT Product Marketing business.

Hartcourt, through a combination of synergistic internal expansion and strategic acquisitions focused on the IT Product Marketing business in China, is executing plans to provide a sustainable, fast growing, and profitable revenue base. The company is continuing aggressively identifying and pursuing acquisition targets within the industry as well as helping its subsidiaries to explore and share the best business opportunities available. Through a continued refinement of its acquisition programs, operational efficiencies, and setting higher standard of corporate governance, the Company is demonstrating to the market a unique growth strategy, consistent execution of its business plan, and growth of its businesses mirroring the tremendous growth presented by the emergence of the world's largest consumer and business markets.

Results of Operations

Since mid-1999, Hartcourt had been focused on assembling a collection of companies and services that provided citizens of China with next generation communication services. Due to limited resources, the Company has decided to focus solely on the IT product distribution and marketing business in the next

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            JUNE 30, 2003 (UNAUDITED)

few years. Other portfolio companies will be divested and dividends, if any, is to be distributed back to shareholders. During 2003, Hartcourt continued its plan to acquire profitable companies that were in established industries with a history of growth. In February 2003, Hartcourt successfully acquired HuaQing, a profitable and growing IT service related company, leverage on proxy rights from few shareholders. In April 2003, Hartcourt signed definite agreements to acquire NewHuaSun and GuoWei, PC distributors and retailers, to further consolidate the marketing position and improve the operating result of the whole Company. These acquisitions are based on 3 years' "irreversible" proxy rights (See Note # 1, Organization and Nature of Operations, Note # 3, Key Factors on the Company). Management believes that the uncertainties have been monitored, when the three
(3) years' proxy right expires. When appropriate, Hartcourt will seek ways to make these entities become public companies to give shareholders optimal returns.

The operations of Hartcourt for the three months and six months ended June 30, 2003 consisted of the operations of FTL (58.53% ownership interest), Hartcourt Companies Limited (formerly known as Sinobull.com Inc.) (100% ownership interest), Ai-Asia Inc. (100% ownership interest), HuaQing Corporate Development Co., Ltd. (45% ownership interest), GuangDong NewHuaSun Computer Co., Ltd. (45% ownership interest), Shanghai GuoWei Science and Technology Co., Ltd. (45%
ownership interest), Hartcourt Capital Inc. (100% ownership interest), and Hartcourt's investment and advances to other entities in US, China and Hong Kong. The operations of StreamingAsia Limited, SyndicateAsia Limited and LogicSapce Asia Limited were discontinued and disposed off and therefore, are shown separately under discontinued operations in the accompanying financial statements as of June 30, 2003. The operations of Hartcourt for the three months and six months ended June 30, 2002 consisted of the operations of FTL (58.53% ownership interest), Hartcourt Companies Limited (formerly known as Sinobull.com Inc.) (100% ownership interest) which holds 85% ownership interest in StreamingAsia Limited and Syndicate Asia Limited, Ai-Asia Limited (100% ownership interest), Elephant Talk Communications, Inc. (51.7% ownership interest), HCTV (66.7% ownership interest), Hartcourt Capital Inc. (100% ownership interest), and Hartcourt's investment and advances to other entities in US, China and Hong Kong.

Net sales and cost of sales: The Company recorded net sales of $28,112,109 and $33,834,458 for the three months and six months ended June 30, 2003, compared to $1,795,965 and $5,343,564 for the same periods in 2002. Net sales during the three months and six months ended June 30, 2003 primarily consisted of revenues derived from sales of IT products to customers, providing services to help customers build their own PCs with components, technology and after sales support. Net sales also include sale of rental of equipment, and the related
Internet and telephone services provided by FTL; and consultation services rendered by Hartcourt Capital Inc.. Net sales during the three months and six months ended June 30, 2002 primarily consisted of revenues derived from providing telecommunication services relating to voice, data transmission like IDD, pre-paid calling cards and ISP services to a wide range of customers including major telecommunication companies in US and Hong Kong. Net sales also include sale of wireless pagers, rental of equipment, and the related Internet and telephone services provided by FTL; real-time financial data services provided by Sinobull Information using a satellite network to transmit data

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            JUNE 30, 2003 (UNAUDITED)

specializes in stock quotes, futures, indexes and commodities to its customers in China; and StreamingAsia providing web hosting and software development services in audio and video delivery or streaming solutions. The increase of sales was mainly attributed due to the sales of HuaQing, NewHuaSun and GuoWei acquired in February and April 2003, although the accompanied financial statements only include two month's operating result of NewHuaSun and GuoWei.

Cost of sales amounted to $27,012,645 and $32,343,510 for the three months and six months ended June 30, 2003 compared to $1,433,692 and $4,456,656 for the same period in 2002. Cost of sales for the three months and six months ended June 30, 2003 primarily included the costs of IT products sold to customers provided by HuaQing, NewHuaSun and GuoWei; and cost of transmission and Internet services provided to FTL customers. Cost of sales for the three months and six months ended June 30, 2002 primarily included the costs in providing resale arrangements with long distance providers, cost of leasing transmission facilities, international gateway switches voice, data transmission and ISP services offered by ElephantTalk; cost of wireless pagers, cost of transmission and Internet services provided to FTL and FWL customers; costs incurred in providing financial data services in stock quotes, futures and commodities by Hartcourt Companies Limited; and costs incurred in providing audio and video delivery and streaming solutions by StreamingAsia. The drop in operational margin was mainly contributed to the lower margin in distribution sector when compared to the margin of telecommunication sector.

Selling, general and administrative expenses (SG&A): SG&A were $760,206 and $1,191,001 for the three months and six months ended June 30, 2003 compared to $807,772 and $1,886,928 for the same period in 2002. Apart from reduction in consulting, legal and administrative costs, the significant decrease was primarily attributed due to lower expenses ratio of IT distribution sector, compared to its higher sales amount.

Depreciation and amortization: The depreciation and amortization were $18,550 and $47,250 for the three months and six months ended June 30, 2003 compared to $1,167,619 and $1,530,363 for the same period in 2002. The significant decrease resulted mainly due to the lower equipment requirements in distribution sector in 2003 compared with the higher equipment requirements in telecommunication sector in 2002.

Discontinued operation: Hartcourt sold all of its interests in StreamingAsia Limited, SyndicateAsia Limited and LogicSpace Asia limited to Yee Fu Laser Company Limited, a Hong Kong company, on June 26, 2003 and recorded a net gain of $466,655 for the three and six months ended June 30 2003.

Liquidity and Capital Resources:

Hartcourt's principal capital requirements during the year 2003 are to fund (by issuing additional stock) the acquisitions of growth and profitable, IT related operating companies in China (See Note # 1, Organization and Nature of Operations, Note # 3, Key Factors on the Company). During the six months ended June 30, 2003, Hartcourt raised necessary funds to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            JUNE 30, 2003 (UNAUDITED)

As shown in the accompanying financial statements, Hartcourt incurred a net gain of $463,387 and $276,471 for the three months and six months ended June 30, 2003 as compared to a net loss of $1,038,474 and 1,820,303 for the same period in 2002, in addition, Hartcourt's current assets exceeded its current liabilities by $3,032,598 at June 30, 2003. All above factors show that Hartcourt has improved substantially on its cash flow position.

However, to support the expansion plan of existing subsidiaries in the IT Product Marketing business and to meet Hartcourt's requirements in its acquisition plan, the Company has continued to raise funds from capital markets. The plan includes: 1) settlement of all outstanding litigation and disputes. 2) dispose all non-profitable assets 3) raise funds in private placements.

Operating activities: During the six months ended June 30, 2003, net cash used by operating activities increased to $1,305,922 compared to $706,993 during the same period in 2002. The cash outflow in operating activities resulted primarily due to the decrease of accounts payable of $4,914,889 and other current liabilities of $418,949, netting of the decrease of inventory of $3,867,039 after acquisition of HuaQing, NewHuaSun and GuoWei. There were also gain on sale of affiliate of $466,655, increase of accounts receivable $93,034 and increase of other receivable $139,927 by a net gain of $276,471, loss on abandonment of property and equipment of $72,371, depreciation of $62,066, minority interest of $247,504, shares issued in lieu of compensation and increase of deferred revenue of $17,527.

Investing activities. Net cash provided by investing activities during the six months ended June 30, 2003, was $3,221,292 compared to $178,401 for the same period in 2002. Cash provided during the six months ended June 30, 2003 was primarily due to the cash acquired from the acquisition of HuaQing, NewHuaSun and GuoWei of $2,940,509, proceeds on notes receivable of $100,000 and proceeds received on return of investment from investment of $243,755. The cash used during the six months ended June 30, 2003 is due to the purchase of property and equipment of $30,966 and the cash decreased due to Sinobull Information Co., Limited merged with GTI of $32,006.

Financing activities. Net cash provided by financing activities during the six months ended June 30, 2003 was $4,090,467 compared to $352,663 during the same period in 2002. Net cash was provided primarily due to proceeds from increase of bank loans and notes payable amounted to $2,455,749 and $1,354,349 respectively.

As a result of the above activities, the company experienced a net increase in cash of $6,005,837 for the six months ended June 30, 2003. In spite of the positive cashflow results, the ability of Hartcourt to achieve its on-going acquisition strategy is still dependent on its success in obtaining additional financing and completion of its re-structuring plan, and its demonstrating operational controls over these newly acquired entities, via the proxy rights exercises (See Note # 1, Organization and Nature of Operations, Note # 3, Key Factors on the Company).

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                            JUNE 30, 2003 (UNAUDITED)


Part II

Item 1.  LEGAL PROCEEDINGS

To the best of knowledge and belief, the followings are litigations known to the management:

Comerica Bank of California v. Pego Systems, Inc., et al. ("Pego"), Los Angeles Superior Court Case No. NC 027 075:

This litigation concerns Hartcourt's alleged obligation as an alleged guarantor of Pego's alleged obligation on a promissory note that is asserted to be in non-financial default. The complaint alleges that Hartcourt executed a guarantee of obligation of Pego which obligation went into non-financial default. Comerica entered the stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego, and a judgment of approximately $635,000 exists of which Hartcourt is a co-guarantor. The assets of Pego including accounts receivable will be liquidated to pay down the debt. The case is ongoing and the Company has not accrued any of the guaranteed payments in its financial statements as of June 30, 2003.

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

Apollo Financial Network, LLC v. The Hartcourt Companies, Inc., Los Angeles Superior Court Case No. BC 245398, filed on February 21, 2001,

Apollo Financial Network filed an action for breach of contract arising out of a consulting agreement, which was canceled in January 1999. The matter was settled when the Company stipulated to entry of judgment against it in the amount of $11,500.00, which represented an amount less than the projected costs of defense. Judgment in such amount was entered against the Company on November 20, 2002. The case is ongoing and the Company has not accrued any of the guaranteed payments in its financial statements as of June 30, 2003.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                            JUNE 30, 2003 (UNAUDITED)

Securities and Exchange Commission v. The Hartcourt Companies, Inc., et al., United States District Court for the Central District of California Case No. CV03-3698LGB(PLAx),

The Securities and Exchange Commission has filed a complaint for alleged securities violations. The complaint alleges that the company illegally used an S-8 registration statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by the company from September 9, 1999 through November 18, 1999, and the SEC is seeking disgorgement from the company of approximately $800,000.00, civil penalties and interest, as well as an injunction against future securities law violations. The company's Reply to the complaint is due on August 5, 2003. The company plans on vigorously contesting these allegations, but realizing the significant defense costs involved, it is offering a settlement equaling the approximate costs of defense.

Manu Ohri v. The Hartcourt Companies, Inc., et al., California Labor Commission

Manu Ohri, the former CFO of Hartcourt, has filed a labor claim in the approximate amount of $52,000 with the California Labor Commission. The Company has contested this claim and is confident that the Labor Commission will deem it without merit.

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

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits
         Audited financial statements of Huaqing for the year ended 2002 and 2001 and un-audited Pro forma consolidated financial statements of Hartcourt for the year ended 2002 and 2001.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                            JUNE 30, 2003 (UNAUDITED)

    b) Reports on Form 8-K

         On February 25, 2003, Hartcourt's acquisition of 45% of ownership interest in Shanghai HuaQing Corporation Development Co., Ltd. SEC File

         Number  001-12671;   File  Number  03578843.   Incorporated  herein  by
         reference.

         On April 25, 2003, Hartcourt's changes in Board of Directors.  SEC File
         Number  001-12671;   File  Number  03663461.   Incorporated  herein  by
         reference.

         On May 12, 2003, Hartcourt's acquisition of 45% of ownership interest in GuangDong NewHuaSun Computer Co., Ltd. SEC File Number 001-12671; File Number 03691622. Incorporated herein by reference.

         On May 20, 2003, Hartcourt's acquisition of 45% of ownership interest in Shanghai GuoWei Science and Technology Co., Ltd. SEC File Number 001-12671; File Number 03711558. Incorporated herein by reference.

         On June 4, 2003, Sinobull Information Co., Ltd, one of the subsidiary of Hartcourt, merged with Genius Technology International Ltd. SEC File Number 001-12671; File Number 03732871. Incorporated herein by reference.

         On June 5, 2003, Hartcourt's changes of certified public accountants. SEC File Number 001-12671; File Number 03752052. Incorporated herein by reference.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.


                                The Hartcourt Companies, Inc.

Date:  August 4, 2003           By: /s/ Alan V. Phan
                                    --------------------------------
                                    Dr. Alan V. Phan
                                    Chairman


Date:  August 4, 2003           By: /s/ David Chen
                                    --------------------------------
                                    David Chen
                                    Chief Executive Officer and
                                    Principal Accounting Officer

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


Date:  August 4, 2003              By: /s/ David Chen
                                       --------------------------------
                                       David Chen
                                       Chief Executive Officer and
                                       Principal Accounting Officer

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


Date:  August 4, 2003              By: /s/ Richard Yan
                                       --------------------------------
                                       Richard Yan
                                       Acting Chief Financial Officer and
                                       Financial Controller