Form 10QSB
period 2003-09-30
HARTCOURT COMPANIES INC
filed 2003-11-14
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

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

              911 E. Colorado Blvd. Third Floor Pasadena, CA 91106
                    (Address of principal executive offices)

                                 (626) 844 2437
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 92 days:
                                            Yes [ X ]                 No [   ].

As of September 30, 2003, The Hartcourt Companies, Inc. had 161,404,449 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                                            Yes [   ]                 No [ X ]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                               September 30, 2003
                                                                       Page
                                                                       ----
PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2003
         (Unaudited) and December 31, 2002                              F-3

         Consolidated Statements of Operations for the Three
         Months and Nine Months ended September 30, 2003 and
         2002 (Unaudited)                                            F-5 - F-6

         Consolidated Statements of Shareholders' Equity for the
         Nine Months ended September 30, 2003 (Unaudited)            F-7 - F-8

         Consolidated Statements of Cash Flows for the Nine Months
         ended September 30, 2003 and 2002 (Unaudited)                  F-9

         Notes to the Consolidated Financial Statements                F-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           F-33

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                             F-38

Item 2.  Changes in Securities                                         F-38

Item 3.  Defaults upon Senior Securities                               F-38

Item 4.  Submission of Matters to Vote of Security Holders             F-38

Item 5.  Other Information                                             F-38

Item 6.  Exhibits and Reports on Form 8-K                              F-39

Signatures                                                             F-40

302 certification                                                      F-41

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Part I
Item 1
                                      September 30, 2003
                                         (Unaudited)       December 31, 2002
                                      ------------------   -----------------
ASSETS

Current assets:
 Cash and cash equivalents                  $  7,384,200        $     79,845
 Accounts receivable, net                      4,548,860             260,306
 Advances to suppliers                         8,632,480                   -
 Inventory                                     2,872,485              16,464
 Notes receivable, current portion               759,759             709,759
 Deposits, prepaid expenses and other debts    1,185,213              49,449
                                            ------------        ------------
Total current assets                          25,382,997           1,115,823
                                            ------------        ------------
Property and equipment, net                      231,245             474,521

Investments, net                               5,937,017             430,000

Other assets
 Goodwill, net                                 9,450,689             624,689
 Intangibles, net                                      -             340,767
 Notes receivable, net of current portion      1,606,012           1,756,012
                                            ------------        ------------
Total other assets                            11,056,701           2,721,468
                                            ------------        ------------
Total assets                                $ 42,607,960        $  4,741,812
                                            ============        ============



          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                      September 30, 2003
                                         (Unaudited)       December 31, 2002
                                      ------------------   -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Bank loans                                 $  4,118,287        $          -
 Accounts payable                              4,310,409           1,342,284
 Advances from customers                       4,372,113                   -
 Deferred revenue                                 41,852             209,333
 Notes payable, current portion                6,817,506              18,988
 Due to related parties                        1,361,710           1,343,011
 Accrued expenses and other current
   liabilities                                 1,099,840             357,265
                                            ------------        ------------
Total current liabilities                     22,121,717           3,270,881

Total liabilities                             22,121,717           3,270,881
                                            ------------        ------------
Contingencies

Minority interests                             3,015,752             561,720

Shareholders' Equity
 Preferred stock:
 Original preferred stock, $0.01 par value,
   1,000 authorized, issued and outstanding           10                  10
 Common stock, $0.001 par value, 250,000,000
   shares authorized; 161,404,449 shares and
    88,518,023 shares issued and outstanding
    at September 30, 2003 and December 31,
    2002                                         161,404              88,518
 Treasury stock, at cost, 4,804,786 and
   5,610,588 shares at September 30, 2003
    and December 31, 2002                     (3,223,928)         (3,723,928)
 Additional paid-in capital                   70,866,820          55,669,100
 Other comprehensive loss                        (71,094)            (71,094)
 Accumulated deficit                         (50,262,721)        (51,053,395)
                                            ------------        ------------
Total shareholders' equity                    17,470,491             909,211
                                            ------------        ------------
Total liabilities and shareholders' equity  $ 42,607,960        $  4,741,812
                                            ============        ============









          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            For the Three Months            For the Nine Months
                                             Ended September 30              Ended September 30
                                            ---------------------------  ---------------------------
                                                 2003         2002           2003          2002
                                            ------------- -------------  ------------- -------------
Net sales                                   $ 33,665,719  $  1,044,252   $ 67,500,177  $  6,387,816
                                                                                                  -
Cost of sales                                 31,812,454       954,311     64,155,964     5,410,967
                                            ------------  ------------   ------------  ------------
Gross profit                                   1,853,265        89,941      3,344,213       976,849
                                            ------------  ------------   ------------  ------------
Operating expenses:
 Selling, general and administrative           1,012,841       622,333      2,203,842     2,509,261
 Depreciation and amortization                    12,169       469,230         59,419     1,999,593
 Impairments                                           -             -         14,816
                                            ------------  ------------   ------------  ------------
Total operating expenses                       1,025,010     1,091,563      2,278,077     4,508,854
                                            ------------  ------------   ------------  ------------
Gain/(loss) from continuing operations
  before other income                            828,255    (1,001,622)     1,066,136    (3,532,005)

Other income (expense):
 Prior year adjustments                          122,478             -        122,478             -
 Equity in earnings (loss) of affiliate                -             -              -         7,554
 Loss on abandonment of property and
   equipment                                           -             -        (72,371)     (164,973)
 Interest expense                                (43,502)       (8,567)      (136,393)      (55,980)
 Interest income                                       -             -            508       119,299
 Other                                            33,417             -         75,880        58,887
                                            ------------  ------------   ------------  ------------
Total other income (expense)                     112,393        (8,567)        (9,898)      (35,213)
                                            ------------  ------------   ------------  ------------
Gain/(loss) from continuing operations           940,648    (1,010,189)     1,056,238    (3,567,218)
                                                                                                  -
Less:  gain/(loss) in subsidiary attributed
  to minority interest                          (305,081)      273,235       (552,585)    1,009,961
                                            ------------  ------------   ------------  ------------
Gain/(loss) before discontinued operations       635,567      (736,954)       503,653    (2,557,257)

Discontinued operations:
 Loss from discontinued operations                     -             -              -             -
 Gain on disposal of discontinued operations           -       659,653        466,655       659,653
                                            ------------  ------------   ------------  ------------
Gain/(loss) before income tax                    635,567       (77,301)       970,308    (1,897,604)

 Income tax                                     (121,363)            -       (179,633)            -
                                            ------------  ------------   ------------  ------------
Net Gain/(loss)                             $    514,204  $    (77,301)  $    790,675  $ (1,897,604)









          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (Continued)

                                            For the Three Months            For the Nine Months
                                             Ended September 30              Ended September 30
                                            ---------------------------  ---------------------------
                                                 2003         2002           2003          2002
                                            ------------- -------------  ------------- -------------
Other comprehensive gain (loss):
 Foreign currency translation gain (loss)              -             -              -        (9,407)
                                            ------------  ------------   ------------  ------------
Comprehensive gain/(loss)                   $    514,204  $    (77,301)  $    790,675  $ (1,907,011)
                                            ============  ============   ============  ============
Basic and fully diluted gain/(loss) per
common share:
 Gain/(loss) from continuing operations     $      0.003  $     (0.009)  $      0.003  $     (0.032)
 Gain/(loss) from discontinued operations          0.000        0.0008          0.003         0.008
                                            ------------  ------------   ------------  ------------
 Gain/(loss) per share                      $      0.003  $     (0.001)  $      0.006  $     (0.024)
                                            ------------  ------------   ------------  ------------
Weighted average number of shares
   outstanding - Basic and fully diluted     152,872,180    82,148,360    126,342,449    78,806,648
                                            ============  ============   ============  ============
































          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                    Common
                                   Common Stock     Preferred Stock  Additional      Stock
                             ---------------------- ---------------   Paid-In     Subscriptions
        Description             Shares      Amount  Shares  Amount    Capital      Receivable
---------------------------  ------------ --------- ------- ------- ------------- -------------
Balance - December 31, 2002   88,518,023  $  88,518  1,000  $   10  $ 55,669,100  $          -

Shares issued for
   consulting services         2,107,480      2,108      -       -       145,758             -
Shares issued in connection
  with acquisition of
  HuaQing Group               15,960,474     15,960      -       -     2,186,585             -
Shares issued in connection
  with acquisition of
  GuoWei Group                10,863,788     10,864                    4,334,652
Shares issued in connection
  with acquisition of
  NewHuaSun                   13,769,156     13,769                    3,290,828
Shares issued in connection
  with acquisition of
  ZhongNan                     8,415,370      8,415                    5,002,937
Shares issued in lieu of
  compensation                 1,615,204      1,615                      111,635
Sale of treasury stock                                   -       -      (451,187)            -
Cashless exercise of
  warrants                       714,794        715      -       -          (715)            -
Shares issued for
  subscriptions               19,440,160     19,440      -       -       577,227             -
Net loss                                                 -       -                           -
                             -----------  --------- ------  ------  ------------  ------------
Balance -September 30, 2003  161,404,449  $ 161,404  1,000  $   10  $ 70,866,820
                             ===========  ========= ======  ======  ============  ============






















          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                  (Continued)

                                   Treasury Stock         Other                        Total
                              ------------------------ Comprehensive  Accumulated   Shareholders'
        Description             Shares      Amount         Loss      Gain/(Deficit)    Equity
---------------------------   ---------- ------------- ------------- -------------- -------------
Balance - December 31, 2002    5,610,588 $ (3,723,928) $    (71,094) $ (51,053,395) $    909,211

Shares issued for
   consulting services                                            -                      147,866
Shares issued in connection
  with acquisition of
  HuaQing Group                                                   -                    2,202,545
Shares issued in connection
  with acquisition of
  GuoWei Group                                                                         4,345,516
Shares issued in connection
  with acquisition of
  NewHuaSun                                                                            3,304,597
Shares issued in connection
  with acquisition of
  ZhongNan                                                                             5,011,352
Shares issued in lieu of
  compensation                                                                           113,250
Sale of treasury stock          (805,802)     500,000             -                       48,813
Cashless exercise of
  warrants                                                        -                           -
Shares issued for
  subscriptions                                                   -                      596,667
Net loss                                                                   790,674       790,674
                              ---------- ------------  ------------  -------------  ------------
Balance - September 30, 2003   4,804,786   (3,223,928)      (71,094)   (50,262,721)   17,470,491
                              ========== ============  ============  =============  ============























          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                        For the Three Months Ended  For the Nine Months Ended
                                                               September 30                September 30
                                                             2003          2002         2003          2002
                                                        ------------- ------------- ------------- -------------
Cash flows from operating activities:
 Net gain/(loss)                                        $    514,204      (77,300)       790,675    (1,897,604)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
   Loss on abandonment of property and equipment                   -            -         72,371       164,973
   Depreciation and amortization                              12,169      319,272         74,235     1,999,593
   Gain on sale of affiliate                                       -     (659,653)      (466,655)     (659,653)
   Minority interest in loss/(gain) of subsidiaries          305,081     (295,133)       552,585    (1,009,961)
   Equity in loss of affiliate                                     -      (14,924)             -        (7,554)
   Shares issued in lieu of compensation and services         76,562            -        261,116       622,420
     Prior year adjustments                                 (122,478)           -       (122,478)            -
   Changes in operating assets and liabilities:
     (Increase) decrease in:
     Accounts receivable                                    (894,847)    (764,948)      (987,881)     (415,430)
        Advances to suppliers                             (1,758,647)           -     (1,758,647)            -
     Inventory                                              (306,291)     (88,035)     3,560,748       (89,089)
     Prepaid expenses and other                            1,143,664       17,322      1,003,737        63,738
     (Decrease) Increase in:
     Cash overdraft                                                -      222,487              -       341,071
     Accounts payable                                        940,151      426,546     (3,974,738)     (688,253)
     Accrued expenses and other current liabilities          704,194      256,347        285,245       573,052
     Deferred revenue                                          3,834      (40,320)        21,361      (402,635)
                                                        ------------  -----------   ------------  ------------
Net cash used in operating activities                        617,596     (698,339)      (688,326)   (1,405,332)
                                                        ------------  -----------   ------------  ------------
Cash flows from investing activities:
 Proceeds on notes receivable                                      -       37,565        100,000       324,678
 Proceeds on return of investment                             10,000            -        253,755             -
 Cash decreased due to merge                                       -            -        (32,006)            -
 Cash paid for investments                                         -            -              -       (10,835)
 Cash acquired in acquisitions                                     -            -      2,940,507             -
 Purchase of property and equipment                          (23,110)           -        (54,074)      (97,877)
                                                        ------------  -----------   ------------  ------------
Net cash provided by investing activities                    (13,110)      37,565      3,208,182       215,966
                                                        ------------  -----------   ------------  ------------
Cash flows from financing activities:
 Proceeds on sale of common stock                             30,000            -         30,000             -
 Proceeds on sale of treasury stock                                -            -         48,813             -
 Proceeds on stock subscriptions                                   -       23,422              -       349,909
 Proceeds on loans and lines of credit                      (151,686)           -      2,304,063             -
 Proceeds from (payments to) related parties                (381,603)     565,387       (150,047)      866,870
 Proceeds (payments) on notes payable                      1,197,321       33,843      2,551,670      (208,040)
 Payments on capital leases                                        -      (17,432)             -       (50,856)
                                                        ------------  -----------   ------------  ------------

Net cash provided by financing activities                    694,032      605,220      4,784,499       957,883
                                                        ------------  -----------   ------------  ------------
Foreign currency translation                                       -       (9,597)             -        (9,407)

Net increase (decrease) in cash                            1,298,518      (65,151)     7,304,355      (240,890)

Cash and cash equivalents, beginning of period             6,085,682      105,824         79,845       281,563
                                                        ------------  -----------   ------------  ------------
Cash and cash equivalents, end of period                $  7,384,200       40,673      7,384,200        40,673
                                                        ============  ===========   ============  ============







          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

Item 1

Note 1:  Organization and Nature of Operations:


The Hartcourt Companies, Inc. (herein referred to as "Hartcourt" or "Company") is an investment holding company, focusing on the acquisition of private companies in the growth industries of China. Hartcourt's strategy is to acquire a group of complimentary companies, add substantial value in terms of financial restructuring, strategic planning and corporate governance to fully realize the value of their assets and enhance Hartcourt's overall performance. As of September 30, 2003, Hartcourt made strategic investments in IT Product Marketing area. This IT Product Marketing sector contributes approximately 99% of sales of Hartcourt. Hartcourt also involves in three (3) other areas (Financial Information Provider, Online Education and Investment Consultation Services) in China, which contribute approximately 1% of Hartcourt's sales.

Due to limited resources, the Company plans to focus solely on the IT product distribution and marketing business. Hartcourt will divest other companies in its existing portfolio and distribute dividends, if any, to Hartcourt's shareholders. Hartcourt's operative business strategy is to acquire profitable companies with strong market position in the IT sector, using proxy technique (See Note # 2 Basis of Presentation, Note # 3 Key Factors for the Company's Financial Presentation and Note # 11 Irreversible Proxy Statement). The consolidation strategy will help these acquired companies to improve their margins by increase efficiency. The current four business sectors are IT Product Marketing sector (including HuaQing Corporate Development Co., Ltd. ("HuaQing"), Guangdong NewHuaSun Computer Co., Ltd. ("NewHuaSun"), Shanghai GuoWei Science and Technology Co., Ltd. ("GuoWei") and Wenzhou ZhongNan Computer Group ("ZhongNan")), Financial Information sector, Online Education and Hartcourt Capital Inc. It is management's plan to dispose of all these operating sectors except for the IT Product Marketing sector.

In November of 2002, Hartcourt obtained irreversible voting rights via proxy statements (See Note # 2 Basis of Presentation, Note # 3 Key Factors for the Company's Financial Presentation and Note 11, Irreversible Proxy Statements) for a 10% of the equity voting rights of HuaQing (a China incorporated company located in Shanghai, China). The proxy rights are obtained from two HuaQing shareholders, who are non-US citizens, during a Shareholders meeting. Such 10% voting rights proxy covers from February 1, 2003 to March 31, 2006, over a period of three years. In addition to the purchase of 45% of the HuaQing equity interests, Hartcourt's management believes that with the 10% proxy right, Hartcourt effectively controls a 55% of the total voting rights of HuaQing starting February of 2003. In accordance with SFAS # 94 Consolidation of All Majority Owned Subsidiaries, HuaQing's financial statements were consolidated under the operations of Hartcourt in March of 2003. On June 30, 2003, Hartcourt signed a purchase agreement to purchase an additional 6 percent of all outstanding shares of HuaQing for a total consideration of $857,891, of which the purchase price was solely paid by issuance of 1,340,455 common shares of the

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

Hartcourt, restricted under Rule 144 of securities law, at value of $0.64 each. Together with the 45 percent equity interests purchased on February 14, 2003, Hartcourt owns a 51 percent of equity interests of HuaQing as of September 30, 2003.

In December of 2002, similar to the practice of HuaQing, Hartcourt obtained irreversible voting rights via proxy statements (See Note # 2 Basis of Presentation, Note # 3 Key Factors for the Company's Financial Presentation and
Note 11, Irreversible Proxy Statements) for a 10% of the equity voting rights of GuoWei (a China incorporated company located in Shanghai, China) and NewHuaSun (a China incorporated company located in Guangzhou, China) from their respective shareholders, who are non-US citizens, in two separate Shareholders meetings. Such 10% voting rights proxy covers from April 1 2003, to June 30, 2006, over a period of three years. In addition to the purchase of 45% of the equity interests of GuoWei and NewHuaSun in early 2003, Hartcourt's management believes that with the 10% proxy right, Hartcourt effectively controls a 55% of the total voting rights of GuoWei and NewHuaSun starting April of 2003. In accordance with SFAS # 94, GuoWei and NewHuaSun's financial statements are consolidated under the operations of Hartcourt as of September 30, 2003.

The accompanied consolidated financial statements of Hartcourt for the nine months ended September 30, 2003 contains $66,773,879 of sales and $597,325 of operating profit of Huaqing, GuoWei and NewHuaSun (See Note # 2, Basis of Presentation, Note # 3 Key Factor For the Company's Financial Presentation, Note # 4 Foreign Operating Risks and Note # 11 Irreversible Proxy Statement).

Hartcourt, through a strategic acquisitions focused on the IT Product Marketing business in China, provides a sustainable, fast growing and profitable revenue base. The Company aggressively identifies targets in the industry as well as helping its subsidiaries to explore and share the best business opportunities available. Through a continued refinement of its acquisition programs, operational efficiencies, and setting higher standards of corporate governance, the Company is demonstrating to the market an unique growth strategy, consistent execution of its business plan, and growth of its businesses mirroring the tremendous growth presented by the emergence of the world's largest consumer and business markets.

1) IT Products Marketing sector: This group provides distribution and marketing services for IT products ranging from PC systems and components to all other digital products, serving individual, business and government customers. As of September 30, 2003, the group is comprised of 4 main operations, which are all located in China: HuaQing, located in Shanghai, China, the first member of this Group, a key distributor for Samsung Electronics, helps customers build their own PC systems with components, technology and after sales support. HuaQing was recently voted by International Data Group (IDG) Computer World (China) as one of the Top 100 (by sales) Computer Marketing Companies in China, and the result was posted in the related newspaper. Followed by NewHuaSun, a similar business to HuaQing, located in the Guangdong province covering the Southern China market. GuoWei, the largest PC retailer (by sales) in Shanghai area with 13

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

retail outlets, and ZhongNan, the largest PC retailer (by sales) covering the Zhejiang province. This sector is currently the core business of the Company (See Note # 3, Key Factors for the Company's Financial Presentation), which represents approximately 99% of sales of the Company as of September 30, 2003.

The following three (3) sectors are relatively small in operations and sales, which represents approximately 1% of sales of the Company as of September 30, 2003:

2) Financial Information sector: This sector consists of three (3) entities. They are Financial Telecom Limited, a Hong Kong incorporated company, Genius Technology International Ltd., a China incorporated company (acquired 100% of Sinobull Information Co. Ltd which is formerly Shanghai GuoMao Science & Technology Co. Ltd.), and Sinobull Network Technology Company Limited, a China incorporated company (formerly Beijing Net Technologies Center Company Ltd.). The sector is engaged in the construction of financial information database and provision of securities and commodities information to brokerages and financial institutions to enable their customers' access to a comprehensive suite of quality financial news, real-time market data, financial analysis and professional market commentary. The sector's main scope of business includes financial information service terminal, financial publications indexing and search, internet-based information services. The group is at the forefront of the financial information industry in China, please refer to website: www.genius.com.cn, its financial services and information portal, is one of the China's financial portals. The sector's e-Finance platform is an integration of the advanced Internet, telecommunication and wireless access systems available on the market today. The service platform and collateral content is offered via subscription to leading securities brokerages, investment firms, banks, and media companies throughout Greater China.


3) Online Education Sector: This business was formed in 2001, after entering a partnership agreement in cooperation with Northern Jiaotong University and California State University Fullerton to jointly develop education projects and introduce American career training courses and post-graduate business programs in China. The project planned to offer both certificate and degree programs. As of September 30, 2003, Hartcourt has not made any new investment after the initial investment and plans to exit this business at the appropriate time in the future.

4) Hartcourt Capital Inc: This division was originally formed to be an investment-banking arm to act as a bridge between high-growth Chinese companies and the U.S. capital markets, with the focus on companies having potential business with the IT Product Marketing Sector. To supplement its objective, the sector begins publishing a magazine free of charge to customers called "China Report". The objective of the magazine is to provide international institutional investors with updates and analysis on the fast-changing investment environment and opportunities in China.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)


History of the Company:

Stardust, Inc. ("Stardust"), a corporation organized under the laws of the State of Utah in September 1983, acquired all of the outstanding shares of Hartcourt Investments, a Nevada corporation, for 6,110,337 shares of Stardust common stock (after taking into account a reverse stock split and stock dividend) pursuant to an Agreement and Plan of Reorganization dated November 5, 1994. At the time of this acquisition, Stardust was a "shell" entity with no assets, business or operations. Subsequent to the acquisition of Hartcourt Investments, Stardust changed its name to The Hartcourt Companies, Inc. Over the years of operations, the total outstanding and issued common shares have increased to 161 million shares as of September 30, 2003.

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

On February 14, 2003, Hartcourt and HuaQing's shareholders signed a definitive agreement ("The Agreement") to purchase of 45% of the equity interest of HuaQing, for a total consideration of $2,202,545, of which the purchase price was solely paid by issuance of 15,960,474 common shares of the Hartcourt, restricted under Rule 144 of the securities laws, at value of $0.138 each. Due to the restrictions of the Chinese government against foreign entity holding direct interest in marketing and distribution services companies in China, Hartcourt nominated Mr. Richard Yan, the Financial Controller of Hartcourt and a Chinese citizen, and Mr. Li ZhengZheng, the President and a major shareholder of HuaQing to hold 30% and 15% of the equity interest of HuaQing respectively, on behalf of Hartcourt, according to advice received from Hartcourt's Chinese attorneys. Subject to the Chinese law, the two nominees have pledged all their shares to Hartcourt; as well as all its voting power to enable Hartcourt to appoint the controlling slate of Directors of HuaQing. The nomination could be terminated by Hartcourt at its sole discretion and Hartcourt holds the irrevocable right to receive back the ownership of the shares upon request, whenever the Chinese law is revised to allow foreign ownership in HuaQing, as stipulated in the World Trade Organization (WTO) agreement entered by the Chinese government. On March 6, 2003, the shareholders meeting of HuaQing approved the Share Transferring Agreement and accepted the two nominees of Hartcourt to be the new shareholders of HuaQing. The shareholders meeting

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

updated the Article of Association and elected new directors to satisfy The Agreement. In November of 2002, Hartcourt obtained irreversible voting rights via proxy statements (See Note 3 Key Factors for the Company's Financial Presentation and Note 11, Irreversible Proxy Statements) for additional 10% of the equity voting rights from two HuaQing shareholders, Mr. Li Zhengzheng and Mr. Zhang Hui in a HuaQing's Shareholders' meeting. Such 10% voting rights proxy covers from February 1, 2003 to March 31, 2006, over a period of three years. In addition to the purchase of 45% of the HuqQing equity interests, Hartcourt's management believes that with the 10% proxy right, Hartcourt effectively controls a 55% of the total voting rights of HuaQing starting February of 2003. Consequently, Hartcourt's management believes that it has controlling relationship in HuaQing's operation and treats HuaQing as its controlling subsidiary. HuaQing financial statement is consolidated under the operations of Hartcourt starting March of 2003. On June 30, 2003, Hartcourt has signed a Sale and Purchase Agreement to purchase an additional 6% of equity interest of HuqQing for a total consideration of $857,891, of which the purchase price was solely paid by issuance of 1,340,455 common shares of the Hartcourt, restricted under Rule 144 of securities law, at value of $0.64 each. HuaQing's financial statements is consolidated on 51% basis under the operation of Hartcourt starting from July 1, 2003.

Guangdong NewHuaSun Computer Co. Ltd. ("NewHuaSun"): Guangdong NewHuaSun Computer Co. Ltd, founded in 1998, headquartered in Guangzhou Province of China, is a established distribution and marketing company for PC monitors. (www.newhuasun.com.cn) With approximately 80 employees, the company owns and operates 5 flagship stores, and has approximately 60 independently owned franchised stores. The company is voted by www.pconline.com.cn as one of the top marketer in Southern China with the one of the largest market share in the computer monitor marketing sector with close to 30% of the market shares.

On April 24, 2003, Hartcourt and NewHuaSun's shareholders signed a definitive agreement ("The Agreement") to purchase of 45% of the equity interest of NewHuaSun, for a total consideration of $3,304,597, of which the purchase price was paid by issuance of 13,769,156 common shares of the Hartcourt, restricted under Rule 144 of securities laws, at value of $0.24 each. Due to the restriction of the Chinese government against foreign entity holding direct interest in marketing and distribution services companies in China, Hartcourt adopted the same deal structure as HuaQing. On April 24, 2003, the shareholders meeting of NewHuaSun approved the Share Transferring Agreement and accepted the two nominees of Hartcourt to be the new shareholders of NewHuaSun. The shareholders meeting updated the Article of Association and elected new directors to satisfy The Agreement. In December of 2002, Hartcourt obtained voting rights via proxy statements (See Note 3 Key Factors for the Company's Presentation and Note 11, Irreversible Proxy Statements) for additional 10% of the equity voting rights from one of NewHuaSun's shareholder, Mr. Kan XiaoMin, in NewHuaSun's all shareholders' meeting. Hartcourt also obtained the voting rights proxy from one of the NewHuaSun's Board of Directors, Mr. Xiao YongLi, in NewHuaSun's Board of Directors' meeting. Such 10% voting rights proxy covers from March 1, 2003 to April 30, 2006, over a period of three years. In addition

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

to the purchase of 45% of the NewHuaSun equity interests, the Hartcourt's management believes that with the 10% proxy right, Hartcourt effectively controls a 55% of the total voting rights of NewHuaSun through the complicated mechanism mentioned above, starting May of 2003. Consequently, Hartcourt's management believes that it has controlling relationship in NewHuaSun's operation and treats NewHuaSun as its controlling subsidiary. NewHuaSun's financial statement is consolidated under the operation of Hartcourt starting May of 2003.

Shanghai GuoWei Science and Technology Ltd. ("GuoWei"): Shanghai GuoWei Science and Technology Ltd., founded in April 1997, is strategically located in Shanghai, China (please refer to website: www.guowei.com.cn). GuoWei has now developed into a well-respected specialty computer retail, distribution and marketing company. With approximately 180 employees, the company owns and operates 13 retail stores that cover 11 districts of Shanghai. The company is particularly strong in both corporate and education PC markets in Shanghai with clients such as Shanghai Jiaotong University, Shanghai Fudan University, Shanghai Architecture Institute, BaoSteel, etc. In addition, GuoWei has successfully launched an online computer DIY (Do-It-Yourself) online store at: www.12diy.com. In the recent years, GuoWei has become the "outstanding performance" agent of many international brands including Intel, Philips, Samsung, Hyundai, Asus, Logitech, etc.

On April 30, 2003, Hartcourt and GuoWei's shareholders signed a definitive agreement ("The Agreement") to purchase of 45% of the equity interest of GuoWei, for a total consideration of $4,345,517, of which the purchase price was paid by issuance of 10,863,792 common shares of the Hartcourt, restricted under Rule 144 of the securities laws, at value of $0.4 each. Due to the restriction of the Chinese government against foreign entity holding direct interest in marketing and distribution services companies in China, Hartcourt adopted the same deal structure as HuaQing. On April 30, 2003, the shareholders meeting of GuoWei approved the Share Transferring Agreement and accepted the two nominees of Hartcourt to be the new shareholders of GuoWei. The shareholders meeting updated the Article of Association and elected new directors to satisfy The Agreement. In January of 2003, Hartcourt obtained voting rights via proxy statements (See
Note 3 Key Factors for the Company's Presentation and Note 11, Irreversible Proxy Statements) for additional 10% of equity voting rights from one GuoWei shareholder, Mr. ZhouJian in GuoWei's Shareholders' meeting. Such 10% voting rights proxy, covers from April 1, 2003 to June 30, 2006, over a period of three years. In addition to the purchase of 45% of the GuoWei equity interests, the Hartcourt's management believes that with the 10% proxy right, Hartcourt effectively controls a 55% of total voting rights of GuoWei, starting May of 2003. Consequently, Hartcourt's management believes that it has controlling relationship in GuoWei's operation and treats GuoWei as its controlling subsidiary. GuoWei's financial statement is consolidated under the operation of Hartcourt starting May of 2003.

WenZhou ZhongNan Group. ("ZhongNan"): It is a company incorporated in China. On June 28, 2003, Hartcourt Capital Inc., incorporated in British Virgin Islands, a wholly owned subsidiary of The Hartcourt Companies, Inc., a Utah Corporation

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

(Registrant), signed a definitive agreement to purchase 51% of the equity interest of ZhangNan Group ("ZhongNan"), for a total consideration of $4,176,807. The purchase price will be paid by issuance of 7,013,950 common shares of the Hartcourt, restricted under Rule 144 of the securities laws, at value of $0.5955 each. In the agreement, the Company also committed to acquire 51% of all of the interest of WenZhou Huaqing Monitor Company Ltd. for a total consideration of $834,545 by issuance of 1,401,420 common shares of the Hartcourt, restricted under Rule 144 of the securities laws. ZhongNan, founded in 1996, owns and operates 21 stores in Wenzhou area and its surrounding areas, completed with service centers and warehouse distribution. The stores provide customers with latest computer hardware, software, technical services and other digital products. As of September 30, 2003, the execution of the agreement has been completed. However, Hartcourt did not consolidate it in the accompanied financial statements, as the profit and loss effect to the financial statement is immaterial. Included in the investments of the accompanied financial statements, $5,011,352 represented the investment to ZhongNan.

The accompanied consolidated financial statements of Hartcourt for the nine months ended on September 30, 2003 contains $32,887,507 of sales and $247,010 of operating profit of NewHuaSun and GuoWei combined. These amounts represent five-month's operation result of GuoWei and NewHuaSun. These companies' sales and operating profits are being consolidated as Hartcourt's income, because of the recent acquisitions of certain shareholders' proxy rights (See Note # 3 Key Factors For the Company's Financial Presentation and Note # 10 Segment and Related Information). In addition, the total assets of Hartcourt in the amount of $42,607,960 include total assets of $6,626,466 contributed from GuoWei and NewHuaSun combined. These companies' assets are being consolidated as Hartcourt's assets, because of the recent acquisitions of certain shareholders' proxy right (See Note # 3 Key Factors For the Company's Financial Presentation and Note # 10 Segment and Related Information).

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

FINANCIAL INFORMATION SECTOR:

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

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

On March 27, 2000, FTL entered into a Memorandum of Understanding with NiceVoice Investment Holdings Limited (NiceVoice) to form a joint venture named Fintel Wireless Internet Limited (FWL) for the purpose of establishing and operating a financial paging service network in Hong Kong on the FLEX transmission protocol on a PDA receiver device. FTL agreed to invest cash by phases, to the amount not to exceed HK$4,000,000 (approximately US$512,800) in exchange for a total of 51% ownership interest in the joint venture, and Nice Voice agreed to contribute certain assets in FWL. After the completion of due diligence, the parties signed the formal joint venture agreement on April 28, 2000 and FWL became a subsidiary of FTL. Although NiceVoice has contributed certain assets in FWL, due to the method of funding these assets, NiceVoice does not presently have legal ownership title to such assets until the final dollar payment has been made on these assets. The accompanying financial statements as of September 30, 2003 reflect FTL's investment of 51% ownership interest in FWL. FWL ceased operations on March 1, 2002 after all its customers were sold to a third party (See Note # 12 Litigation). As of September 30, 2003, FTL had advanced approximately HK$4,216,162 (US$540,534) towards its investment in FWL. During the quarter ended 30 September 2002, FTL disposed off its wholly owned subsidiary Topomedia to Bowland, the other shareholder of FTL. Topomedia acts as a holding company for FTL's office real estate, it suffered substantial losses due to server property market downturn in Hongkong, FTL made bad debt provision HK$8,704,514 (US$1,115,963) for the advance to Topomedia.

On September 10, 2003, Hartcourt sold all its shares in FTL to Financial Telecom limited (USA), Inc (FTL NV"), a wholly-owned subsidiaries of Hartcourt in exchange for the 15 million FTL NV shares. On October 9, 2003, Hartcourt filed a Schedule14C with SEC to distribute all of its shares in Fininancial Telecom Limited (USA) Inc to all Hartcourt's shareholders on record date of October 17, 2003.

Sinobull Network Technology Company Limited (Sinobull Network): Formally known as Beijing Shangdi Net Technologies Center Company, Ltd. ("Shangdi") is principally engaged in the business of data broadcasting in China. Its main

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

activities include research, development and sales of data broadcasting hardware and software. Shangdi is a major shareholder of Hua Xia Info, the financial data provider of Hua Xia Securities, one of the largest stock brokerage firms in China. Hua Xia Info has its own financial reporters for its data-broadcasting network via cable TVs and magazines. Through this relationship, Sinobull can have access to account holders through Hua Xia Securities Brokerages nationwide. Shangdi has completed a software program for cable set top boxes, which enable users to trade stock online from their home television sets. On December 28, 2000, Sinobull through Tiandi Hulian Technologies Limited (Tiandi), an investment holding company incorporated in the British Virgin Islands (BVI), holding the 51% of interest of Sinobull Network. Tiandi and Sinobull Network ceased its operations as of May 16, 2001 (See Note # 12 Litigation).

Shanghai Sinobull Information Company Limited (Sinobull Information): It is a company incorporated in China, and formally known as Shanghai Guo Mao Science & Technology Co. Ltd. ("Guo Mao"). Sinobull Information is a major real-time financial data provider in Shanghai using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities data that compliments the financial information database of Hua Xia Info and the financial data delivery systems of FTL. Association with Guo Mao gives Sinobull a distinct edge over any competitive financial portals in China. On December 1, 1999, Sinobull signed a Term Sheet Agreement with Guo Mao whereby Guo Mao agreed to issue new shares for a total proceeds of $1,000,000 which will represent 50% of the expanded capital of Guo Mao. Sinobull agreed to subscribe for all the new shares issued by Guo Mao. On May 16, 2000, Sinobull and Hopeful Internet Technologies Limited ("Hopeful") entered into an agreement whereby Hopeful, an investment holding company incorporated in the British Virgin Islands, will acquire through its wholly-owned subsidiary Shanghai Sinobull Information
Company Limited ("Sinobull Information"), all of the operating assets and business of Guo Mao. To finance this acquisition, Hopeful issued new shares to Sinobull equal to 40% of the expanded capital of Hopeful for a total consideration of $1,000,000. The terms of payment by Sinobull for the purchase of new shares will be: $200,000 in cash upon signing of the agreement; $150,000 in cash within 30 days of signing of the agreement; $150,000 in cash within 60 days of signing of the agreement; and $500,000 within 30 days after signing of the agreement in shares of Hartcourt based on the average closing price in the last 7 trading days before payment, or in shares of Sinobull based upon the valuation to be agreed on by the parties. On December 28, 2000, Sinobull, Hopeful, Guo Mao and Lee Lu Ping (representative of the owners of Guo Mao) signed a Share Subscription Agreement whereby, Sinobull will own 51% ownership in Hopeful and Lee Lu Ping will own 49% of ownership in Hopeful after payment of consideration to Guo Mao for purchase of all tangible and intangible assets. Sinobull has paid $500,000 in cash received from Hartcourt towards the purchase of new shares of Hopeful and issued 805,802 shares of Hartcourt's common stock valued at $500,000 to Sinobull Information in February of 2001. The 805,802 common shares issued to Sinobull Information were sold out to satisfy certain obligation as of March 31, 2003. In order to strengthen the competitiveness in the financial information provision sectors, Sinobull Information Company

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)
Limited was sold to a non-related company, Genius Technology International Limited ("GTI"), a leader in this field, on May 7, 2003, for a total consideration of $410,163, of which the amount was paid by issuance of 57,826,793 common stock of GTI at value of $0.0071 each.

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

On September 7, 2000, Hartcourt signed a joint venture agreement with Hopeman Computer Services Corporation Limited ("Hopeman") to form a joint venture in Shanghai and jointly develop and market a 24-hour financial television program and/or provide financial data services to existing/new financial television programs for China market. Due to the complex regulation regarding foreign investment in the TV industry sector in China, and due to the fact that Hartcourt and Hopeman do not have the financial resources to support the initial investment capital required, on August 28, 2002, Hartcourt agreed to sell its entire interest in this joint venture back to Hopeman. According to the agreement entered on August 28, 2002, Hartcourt will receive back all of its investment $50,000 from Hopeman. As of September 30, 2003, Hartcourt has received US$ 50,000 from Hopeman.

Beijing UAC Stock Trading Online Co. Ltd. (UAC Trading): It is a company incorporated in China. On June 20, 1999 Hartcourt entered into an agreement with UAC Trading to form a joint venture company Beijing UAC Stock Exchange Online Co. Ltd. ("UAC Exchange"). Under the terms of the agreement, Hartcourt agreed to invest in cash and stock $2,868,000 for the purchase of 51% ownership interest in UAC Exchange. In September of 2000, the Chinese government allowed all online transactions to be conducted via Internet. It caused UAC Exchange to lose its competitiveness as its Network was not compatible to the Internet. Therefore, UAC Exchange started converting its operations to Internet based operations.

On July 16, 2001, Hartcourt and UAC Trading, by mutual consent, agreed to rescind the contractual joint venture agreement named UAC Exchange. As part of the rescission, Hartcourt agreed to accept a promissory note for the amount of its net investment in UAC Exchange as of the date of rescission amounting to $2,858,286, bearing interest at six per cent (6%) per anum, payable over a thirty-nine months period. The parties mutually agreed to forego all other rights and benefits provided under the contractual joint venture as consideration for the rescission of the contract. On September 10, 2001, Edda Limited, a non-affiliated company incorporated in Hong Kong, purchased all existing tangible and intangible assets of UAC Exchange for the amount of Hartcourt's net investment in UAC Exchange, and signed a promissory note in the

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

amount of $2,858,286 bearing interest at six per cent (6%) per anum, payable in quarterly installments of $50,000 commencing November 1, 2001 with a balloon payment of $2,715,772 due on December 1, 2006. The promissory note is secured by a security agreement granting to Hartcourt all tangible and intangible property of Edda Limited. As of September 30, 2003, Edda paid seven quarterly note payments of $50,000 each. As of December 31, 2002, Hartcourt corrected the share subscription price of the shares issued to Edda in the Stock Sales Agreement signed with Edda to raise capital, which lead to reducing of $652,274 towards the promissory note due to Hartcourt. As of September 30, 2003, Edda has paid $60,459 towards interest due on the promissory note due to Hartcourt.


Shanghai Wind Information Company, Limited ("WindInfo"): It is a company incorporated in China. WindInfo is one of China's financial research content provider, developing original content through its nationwide network.

On September 18, 2000, Hartcourt and WindInfo signed a Term Sheet Agreement and agreed to form a Joint-Venture Company (JVC) to expand the financial data service business in China. On the same day, Sinobull advanced $500,000 to Guo Mao who loaned the same amount to WindInfo on behalf of Hartcourt. Pursuant to the addendum to the Term Sheet Agreement, on January 10, 2001, Hartcourt and WindInfo signed a direct investment agreement whereby Hartcourt agreed to convert the loan from Guo Mao of $500,000 to a 5% equity ownership in the JVC to be formed. Upon further negotiations between the two parties, Hartcourt and WindInfo have mutually agreed to terminate the Term Sheet Agreement of formation of JVC and WindInfo agreed to return Hartcourt's contribution of $500,000 towards its investment in the JVC. As of September 30, 2003, WindInfo returned $60,241 to Hartcourt via Sinobull Information. Both parties are negotiating, to an acceptable payment plan for Hartcourt to receive the remainder of its loan during the year 2004.

Equis International Inc.((R)), is incorporated in US, a wholly owned subsidiary of a Nasdaq listed company of Reuters Group PLC, signed on June 1, 2001, an International Distribution Agreement with Hartcourt including Sinobull Group in

Shanghai, Beijing and Hong Kong, a non-exclusive distributor of licensed products within the People's Republic of China (PRC) except in Hong Kong and Taiwan, and grants to Hartcourt a non-exclusive right to market and distribute the licensed products in the PRC to sub-distributors. The initial term of the agreement is for three years. Under the terms of the agreement Equis International also granted Sinobull Group conditional territory exclusivity for a period of twelve months for the Chinese versions of MetaStock products within the Greater China market. Hartcourt's remuneration for the sale of licensed products will be the difference between the selling price to its customers and Hartcourt's discounted purchase price as agreed between Hartcourt and Equis. As of September 30, 2003, Hartcourt is planned to transfer the agreement to Genius Technology so it can focus on the IT Products Marketing Group

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

MEDIA TECHNOLOGY SERVICES SECTOR:

The Media Technology Services Group originally consists of six (6) entities, they are Ai-Asia Inc., , StreamingAsia Limited, LogicSpace Asia Limited, SyndicateAsia Limited., Empact Solutions Inc., and Beijing Total Solution System Ltd. The Media Technology Services Group provides a comprehensive real-time audio and video delivery (Streaming Media) solution along with Internet consulting and web application development to businesses, professionals, organizations, web sites and content publishers. As of September 30, 2003, Hartcourt has sold off StreamingAsia Limited, LogicSpace Asia Limited and SyndicateAsia Limited to Yee Fu Laser Company Limited, an un-related company. Hartcourt is no longer involved in this business. Hartcourt might still have potential liabilities regarding the past businesses of these sold-off companies; however, management believes that they are very minimal.


AI-Asia Inc. ("AI-Asia"): On August 20, 2001, Hartcourt established a new wholly owned subsidiary AI-Asia Inc. to hold and develop assets of the Media Technology Services Group. AI-Asia's objective is to identify, develop, and maintain first-mover advantages in technologies, products and services for corporate and consumer Internet deployment.

Empact Solutions, Inc. ("Empact"): Empact is a US company, aims to help its customers improve business management through smart, efficient, and effective IT management. It is founded by IT outsourcing and management professionals, data mining pioneers, and experts in the fields of systems and application management technologies. On April 30, 2000, Harcourt executed a Subscription Agreement and Investment Representation and agreed to subscribe and purchase three hundred

(300) shares of Class B Convertible Preferred Stock of Empact, at par value $0.001 per share for $300,000. Hartcourt has determined that at this time to increase its investment in Empact would not be advantageous to the company or its shareholders. On January 7, 2002, Empact received $7,500,000 as the second round of funding from the venture capital partners for further expansion of its business. In March 2002, Empact launched the EyeQTM service to provide independent service quality audit and analysis across IT utilities (networks, servers, infrastructures), applications and business processes.The accompanying financial statements at September 30, 2003 reflect Hartcourt's investment of $300,000.

Beijing Total Solution System, Ltd. ("TSS"): It is a company incorporated in China. On September 15, 2000, Hartcourt and TSS signed a Term Sheet Agreement to form a Joint Venture Company (JVC) to develop web-casting solutions and broadband enabling technology in China. Hartcourt agreed to contribute $2.4 million for 60% ownership interest in the JVC. On December 1, 2000, Hartcourt and TSS signed a loan agreement and Hartcourt advanced $70,000 as a loan (interest free) to support TSS's 2000 marketing plan, the loans is convertible into 5% ownership of TSS. Upon contribution of the remaining $2,330,000, Hartcourt could own the additional 55% shares of the JVC. As of September 30, 2003, Hartcourt has not converted its loan into an investment of 5% in TSS.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

Hartcourt has not exercised its right to subscribe for the additional 55% of the ownership interest in the JVC and such right has subsequently been lapsed. The accompanying financial statements reflect Hartcourt's loan of $70,000 to TSS as of September 30, 2003. Hartcourt does not intend to acquire any further ownership interest in TSS. Both parties are negotiating to an acceptable payment plan for Hartcourt to receive its loan, during the year 2003.


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

China Report Magazine - China Report magazine, an English language magazine, is focused on the risks and opportunities of investing in China. It pays particular attention to the operations of US publicly-listed Chinese companies and other China assets having access to the US and European capital markets, as well as profiling the industries of which they operate in. It identifies investment opportunities and provides an essential source of objective market intelligence and analysis of the economic and legal environments that assists readers in making informed investment decisions. China Report is distributed primarily in North America and Europe, sent to an exclusive list of institutional and retail investors. The second issue of the magazine is published in June of 2003 and is available both in print and online (Hartcourt's website). As of September 30, 2003, the magazine is distributed free of charge.


ONLINE EDUCATION SECTOR:

On June 18, 2001, Hartcourt executed a Revenue Sharing Agreement in cooperation with Northern Jiaotong University and California State University-Fullerton to jointly develop education projects and introduce American career training courses and post-graduate business programs in China. Hartcourt is to receive 5% on the tuition income as its revenue sharing for the project. The project is intended to offer prestigious American education programs in China, utilizing one of the online education licenses awarded by China's Ministry of Education. The project plan to offer both certificates and degree programs with courses designed for relevance in today's business world. Coursework will be offered initially in the classroom and later expanded online. As of September 30, 2003, courses have not started. Hartcourt has advanced $100,000 without any interest or collateral in 2001. The fund is used towards the working capital for its investment in this project as of September 30, 2003. The accompanying financial

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

statements as of September 30, 2003 reflect Hartcourt's investment of $100,000 in the education project. The total financial commitments of Hartcourt and terms of payment on this project are currently being negotiated between the parties and expect to be finalized by end of 2003.


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

However, on October 21, 2002, Hartcourt has decided to divest its investment in ETCI, by distributing of 5 million shares of ETCI that it still retained as dividends to all of its shareholders. Furthermore, on October 23, 2002, Hartcourt and ETCI has completed an agreement in which Hartcourt agreed to return to ETCI 12,895,579 shares of ETCI in exchange for 2 promissory notes of $1,250,000 and $140,595 plus 4,756,058 shares of HRCT held by ETCI and its shareholders. As a result, as of October 23, 2002, Hartcourt has completed its divesture of ETCI and no longer has any interest in ETCI.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

Acquisitions and Partnerships Disclaimer:

Hartcourt's partners in the joint ventures discussed above are expecting Hartcourt to provide key elements in these joint ventures: Internet technology and investment capital. Hartcourt management has hired individuals with experience and expertise in relevant industry sectors, and intends to provide Internet technology by merging with or acquiring companies already active in these businesses. On the financial side, Hartcourt plans to raise substantial funds necessary to carry out the plans of its venture partners by selling its own common shares to selected investors/partners and bringing in partners whose contributions to each joint venture will include the necessary cash contributions. If Hartcourt is not able to raise the necessary funds indicated in the agreements, the agreements may need to be modified or cancelled.

No assurance can be given that all agreements discussed herein will result in actual agreements or that the terms of the agreements will not be significantly changed, or that all of the financing needs to consummate the agreements discussed below will be successfully completed. Furthermore, approval from the Chinese regulatory authorities may be required to consummate some agreements.

FUNDING:

The following entities have provided substantial capital and cash flows to the Company. The management has conducted due diligent work and believes that these funding are legal. The funding are not related to illegal activities, such as drug related money, or terrorists organizations.

Swartz Private Equity, LLC ("Swartz") - Swartz is an institutional financing company, incorporated in Delaware, specializing in private placement and equity credit line for public companies. On November 3, 1999, Hartcourt signed an Investment Agreement with Swartz. Swartz agreed to purchase from Hartcourt, from time to time, shares of Hartcourt's common stock, as part of an offering of common stock by Hartcourt to Swartz, for a maximum aggregate offering amount of $25,000,000. These funds will be used to satisfy Hartcourt's working capital requirements and complete acquisitions of Internet related operations. On January 5, 2000, Hartcourt and Swartz agreed to increase the equity line funding to $35,000,000 to provide working capital and planned acquisitions of Hartcourt subsidiaries. As of September 30, 2003, Hartcourt has not utilized this equity credit line. On July 1, 2003, Swartz exercised its 800,000 units of warrant on a cashless basis (original 400,000 units of warrant split into 800,000 units) by converting those warrant into 714,794 common shares of Hartcourt.

PYR Management LLC ("PYR") - It is a company incorporated in Delaware. On January 26, 2000, Hartcourt completed a private placement of 227,445 Units of equity, each unit of equity consisting of a Class I and a Class II Warrant, to PYR for $3,000,000 pursuant to a Regulation D Subscription Agreement. On January 27, 2000, Hartcourt received $2,743,000 from PYR to be used for working capital requirements of Hartcourt. On February 4, 2000 Hartcourt filed a Form 8-K with

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

the SEC. On February 21, 2001, Hartcourt and PYR Management entered into a Letter Agreement whereby the parties agreed on the maximum number of Units PYR can receive under the reset provisions of the Subscription Agreement. Pursuant to the terms of the agreement, the quantity of Units and the exercise price of the warrants will no longer reset. The final amount of Units that can be issued shall be 4,000,000 shares of common stock and 4,000,000 Class I Warrants. The cap amount shall be 8,000,000 shares of common stock (on a "post-split" basis) including Class I warrants. As a result of reset calculations, Hartcourt issued on March 6, 2001 an additional 930,784 shares and on May 18, 2001 an additional 1,035,308 shares of common stock for a total of 4,000,000 shares as of September 30, 2003 and 4,000,000 warrants exercisable at $0.69375 per share of common stock. No warrants have been exercised to convert into common shares as of September 30, 2003.

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


Enlight Corporation ("Enlight"): On May 9, 2002, Hartcourt and Enlight signed a Stock Purchase Agreement whereby Hartcourt agreed to sell 5,000,000 restricted shares of its common stock as a block to Enlight at the price of eight cents ($0.08) per share. However, as Hartcourt share price kept decreasing, the two sides have agreed to revise the agreement on 10 October 2002. Pursuant to the terms of the new agreement, Enlight will purchase $1,000,000 worth of common shares of Hartcourt, restricted under Rule 144 and/or Reg S regulation, at a discount to current market price. As of September 30, 2003, Hartcourt has received $1,000,000 from Enlight and agreed to issue 2,417,520 restricted shares to Enlight each month starting December 2002. As of September 30, 2003, Hartcourt has issued nine installments (21,757,680 shares) of the restricted shares to Enlight as in accordance with the agreement.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

Currently, Hartcourt's primary objective is to acquire established operating companies with histories of growth and profitability, in order to diversify and create a leading IT Product Marketing company in China.


Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements and related notes included in the Company's 2002 Form 10-KSB filed under SEC..

During the second quarter ended on June 30, 2003, the Company acquired a controlling interest in both of NewHuaSun and GuoWei. Through the same complicated mechanism as used by Hartcourt in the acquisition of Huaqing in the first quarter ended on March 31 2003, this acquisition also consummated via a proxy exercise. Hartcourt obtained voting rights proxy for 10% of the total equity interests of each recently acquired companies from few shareholders in a Shareholders and Board of Directors meeting, in addition to the purchase of 45% of the total equity interests of each companies. Management believes with the 10% proxy right and 45% equity interest purchased, Hartcourt can demonstrate control  over  those  recently  acquired  companies  and treats  these  acquired companies as its controlling subsidiaries (See Note # 3 Key Factors for the Company's Presentation and Note # 4, Operating Risks). In accordance with SFAS # 94, these recently acquired companies' financial statements are consolidated under the operations of Hartcourt (see Note # 1, Organization and Nature of Operations). The acquisition has a significant financial implication to Hartcourt's operations as to Hartcourt's sales operating results, and assets (See Note # 3, Key Factors for the Company's Presentation). As the Company is a public traded entity in the United States, it is required to disclose such a major acquisition event on Form 8-K with the Securities and Exchange Commission under the federal securities laws of the United States. The disclosure should include audited financial statements of NewHuaSun and GuoWei, the recently acquired entity, for the two most recent fiscal years and any interim periods prior to the date of such an acquisition. Such a disclosure should also include in pro forma financial information showing the effect of the acquisition. As of September 30, 2003, such required audited financial statements and the pro forma financial information have not been filed with the SEC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Balance Sheets of The Hartcourt Companies, Inc. and its subsidiaries as of September 30, 2003 and December 31, 2002, and the results of their operations and their cash flows for the three months and nine months ended September 30, 2003 and 2002, respectively. The financial statements for the three and nine months ended September 30, 2003 are consolidated to include the accounts of The Hartcourt Companies Inc., its wholly

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

owned subsidiary Financial Telecom Limited (USA), Inc, its wholly owned subsidiary Hartcourt Companies Ltd. (formerly known as Sinobull.com Inc.) which owns 85% of StreamingAsia Limited Group (Disposed off in June of 2003), its 51% owned subsidiary HuaQing Corporate Development Co., Ltd., 45% owned subsidiary GuangDong NewHuaSun Computer Co., Ltd., 45% owned subsidiary Shanghai GuoWei Science and Technology Co., Ltd. and its wholly owned subsidiary Hartcourt Capital Inc.

The financial statements for the three and nine months ended September 30, 2002 are consolidated to include the accounts of The Hartcourt Companies, Inc., its 58.53% owned subsidiary Financial Telecom Limited, its 85% owned subsidiary Asia Top of StreamingAsia Limited Group, its 51.7% owned subsidiary Elephant Talk Communications, Inc., and its wholly owned subsidiary Sinobull.com Inc., .

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

Certain figures from 2002 have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

The accounting policies followed by the Company are set forth in Note A to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 2002.

Note 3.   Key Factors for the Company's Financial Presentation

The accompanying  consolidated  financial statements,  via proxy statements have
significant  and  material  favourable  financial   implication  to  Hartcourt's
operational results, profits and assets presentation.

Management believes that through a series of three proxy statements exercises in the past nine months during the year of 2003 (See Note # 1 Organization and Nature of Operations and Note 11, Irreversible Proxy Statements) the Company can demonstrate control over these three newly acquired companies. Therefore, the management consolidated the assets, sales, operational profits and income of these three (3) entities in the accompanied financial statements of Hartcourt. Had the Company excluded the operational results of these three companies, its sales will be significantly reduced and its operational results will incur losses as of September 30, 2003.

Through the proxy statements, the management prepared the accompanied financial statements for the three months ended September 30, 2003 which contain an additional sales of $18,273,008 (or equivalent to 54% of the consolidated sales) from the newly acquired companies and an additional net income of $205,596 (or equivalent to 40% of the consolidated net income) from the newly acquired companies . The accompanied financial statements for the nine months ended September 30, 2003 contain an additional sales of $32,887,507 (or equivalent to 49% of the consolidated sales) and an additional net income of $247,010 (or equivalent to 31% of the consolidated net income). In addition, through the

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

proxy statements, the management prepared the accompanied consolidated financial statements which contain an additional assets of $6,626,466 (or equivalent to 16% of the consolidated assets) as of September 30, 2003.

Note 4.   Operating risks

The Company's operations are solely conducted in China (See Note # 5 Foreign Exchange Risks, Note # 7 Foreign Corrupt Practices Act), its business, financial conditions and results of operations may be influenced by the political, economic and legal environment in China. Consequently, the Company's operations are subject to special considerations and risks which are not typically associated with companies in North America.

As the Chinese legal system and rules are just start to formulate and continuing upgrading, there are uncertainties regarding the interpretation of current PRC laws and regulations that it is possible that the PRC government will ultimately take a view contrary to ours.

Although the Severe Acute Respiratory Syndrome ("SARS") has been controlled in China, there are still certain potential risks of the adverse effect on our business during the next quarter.

Note 5.  Foreign Exchange Risks

The Company prepares its consolidated financial statements using the United States Dollars as the reporting currency. However, its operations are located in China using Reminbi (RMB) - the functional currency of China. All transactions in RMB are translated into United States dollars - the reporting currency. Management does not expect any major fluctuation in the currency rate that would affect the stockholders' equity. However, if a major fluctuation of foreign exchange occurs, the Company's operations may have positive implication.

As of September 30, 2003,China is under pressures from the United States to increase RMB value. If the RMB is appreciated, it is expected that the RMB appreciation may have favorable implication to the Company's operations.

Note 6.  Inflation

It is believed that inflation did not have any material impact on the Company's business in recent years. If severe inflation occurred, it may have unfavorable impact to the Company's operations. It is management's belief that significant inflation will not occur in the near future.

Note 7.  Foreign Corrupt Practices Act

The Company is a US entity incorporated in the State of Utah. As the Company's operations are mainly in China, is subject to the Foreign Corrupt Practices Act 1977. The management believes that there has been no violation of Foreighn Corrupt Practices Act as of September 30, 2003.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

Note 8.  Supplemental Disclosure of Non-Cash Financing Activities

                             Nine Months Ended  Nine Months Ended
                               September 30,      September 30,
                                   2003                2002
                             -----------------  -----------------
Cash paid for:
  Interest                   $        136,393   $         55,980
  Taxes                                     -                  -
                             ================   ================

Non-cash operating and financing activities:
  Shares issued to directors or officers for
  compensation and services                     $     113,250    $    439,601
  Shares issued for consulting services               147,866         182,820
  Shares issued for subscription                      596,667               -
  Shares issued in connection with acquisitions
  (See Note # 1)                                   14,864,010               -



Note 9.  Loss per Share

                                       Three Months   Three Months    Nine Months    Nine Months
                                           Ended         Ended           Ended          Ended
                                       September 30,  September 30,  September 30,  September 30,
                                           2003           2002           2003           2002
                                       -------------  -------------  -------------  -------------
Net gain/(loss)                        $    514,204   $    (77,301)  $    790,675   $ (1,897,604)
Effects of dilutive securities                0.000          0.000          0.000          0.000
                                       ------------   ------------   ------------   ------------
Weighted average shares outstanding     152,872,180     82,148,360    126,342,449     78,806,648
                                       ============   ============   ============   ============
Basic and dilutive earnings per share         0.003   $     (0.001)  $      0.006   $     (0.024)
                                       ============   ============   ============   ============

As of September 30, 2003 and 2002, the Company had 9,333,530 and 4,733,530 warrants and options outstanding, each exercisable into one share of common stock, respectively.


Note 10.  Segment and Related Information:

The Company's operations are all located in China. The Company has four (4) reportable segments with revenues generated in China (See Note # 4, Operating Risks and Note # 5 Foreign Exchange Risks). Each segment is a strategic business that the Company manages separately because each business develops and sells products to a specific market. The reportable segments are as follows: a) IT

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2003 (UNAUDITED)

Products Marketing Group, provides services to customers to build their own PCs with components, technology and after sales support; b) Financial Information Services Group, provides financial content through various sources including television, internet and wireless access systems; c) Telecommunications, provides comprehensive telecommunications services, which was divested in 2002;
d) Media Technology Group, provides internet related software development services with an expertise in audio and video streaming to businesses. Hartcourt is no longer involved in this business as of September 30, 2003. e) The Consulting, Online Education Group and Hartcourt Capital Groups operating segments do not meet the quantitative threshold for a reportable segment and are therefore included in the "Other" category. The principal market and operation for the Company's products and services is located in China. Foreign sales, primarily in China amounted to $66,773,879 during the nine months ended September 30, 2003 (see Note # 1, HuaQing, NewHuaSun and GuoWei's acquisition, and Note # 2. Basis of Presentation, Note # 3 Key Factors for the Company's Presentation). The Chinese operations account for $22,425,929 of consolidated total assets as of September 30, 2003 (See Note # 1 HuaQing, NewHuaSun and GuoWei's acquisition). As Hartcourt divested its relationship with Elephant Talk Communications Inc. (ETCI), a former controlling subsidiary on October 23, 2002, the segment information of the first nine months ended September 30, 2003 does not include any financial information of ETCI. The accounting policies of the segments are the same as described in the summary of significant accounting policies.

The Company evaluates segment performance based on income from prospective operations. All inter company transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

Segment results for the nine months ended September 30, 2003 and 2002 are as follows:

                                 IT-Products      Tele-      Financial   Streaming
                                  Marketing   Communication   Services     Media         Other        Total
                                ------------- ------------- ------------ ----------- ------------ ------------
2003
----
Net sales                       $ 66,773,879  $          -  $   349,796  $         - $    376,502 $67,500,177

Gain/(loss) from operations          597,325             -      (62,910)     (27,906)     284,166     790,695

Depreciation and amortization         13,100             -       41,417            -        4,902      59,419

Assets                            22,425,929             -    1,058,693       72,415   19,050,923  42,607,960

Capital expenditures                       -             -            -            -            -           -
                                ------------  ------------  -----------  ----------- ------------ -----------
2002
----
Net sales                                  -  $  5,041,793  $   917,983  $    97,301 $   330,739  $ 6,387,816

Loss from operations                       -      (927,639)      85,819     (405,786)   (649,998)  (1,897,604)

Depreciation and amortization              -       544,795    1,191,876      251,463      11,459    1,999,593

Assets                                     -     5,299,145    4,807,844      142,649   3,241,360   13,490,998

Capital expenditures                       -       (72,576)     (25,301)           -           -      (97,877)
                                ------------  ------------  -----------  -----------  ----------  -----------

Note 11.  Irreversible Proxy Statement

Hartcourt has entered into the irreversible proxy statements ("Statements) with three (3) non-US citizens. They are Mr. Li ZhengZheng, Mr. Zhou Jian and Mr. Kan XiaoMing, who are Chinese citizens and are shareholders and directors of HuaQing, GuoWei and NewHuaSun respectively. In the Statements, these three individuals assign the 10% proxy rights of their owned equity shares to the Company on a irreversible basis. A legal opinion on the legality of the irreversible proxy statements from Zhong Lun Law Firm, a Chinese law firm, was obtained. The legal opinion from the non-US legal advisor stated that in general practice of contract law under the Laws of People's Republic of China (PRC), despite the proxy statements are indicated as irreversible, the above named persons are still legally entitled to withdraw the assignments made under the Statements. No US legal opinion is obtained by the management of Hartcourt to further disclose the legal status or position of these proxy statements. It is management believes that if the three individuals rescind the proxy assignments, Hartcourt has the rights to sue for the breach of contract and seek to recover economic damages from these individuals accordingly. (See Note # 3 Key Factors for the Company's Financial Presentation).

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003 (UNAUDITED)

Note 12.  Litigations

To the best of knowledge and belief, the followings are litigations known to the management:

Securities and Exchange Commission v. The Hartcourt Companies, Inc., et al., United States District Court for the Central District of California Case No. CV03-3698LGB(PLAx),

The Securities and Exchange Commission has filed a complaint for alleged securities violations. The complaint alleges that the company illegally used an S-8 registration statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by the company from September 9, 1999 through November 18, 1999, and the SEC is seeking disgorgement from the company of approximately $800,000.00, civil penalties and interest, as well as an injunction against future securities law violations. The Company filed a Motion to Dismiss on August 5, 2003 and the Court has taken the matter under submission. The company's maximum exposure is approximately $1,300,000.00. The company plans on vigorously contesting these allegations.

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

As mentioned in Note # 1, Organization and Nature of Operations, that the Company ceased the operations of many subsidiaries, during the year of 2002 and 2001. These companies, not being legally dissolved, are still legal entities as of September 30, 2003. The Company's subsidiaries located in various geographic locations in Hong Kong, China and BVI, are subject to different legal jurisdictions and laws. Each of the subsidiaries may subject to potential claims, or has un-fulfilled obligations or/and litigations due to the cessations of operations and/or dismissals of employees. No risk-exposure study was performed to identify the related financial risks and potential liabilities to the Company as of September 30, 2003. The Company management and its legal advisor were neither able to provide a legal opinion nor an analysis on legal status of each of these ceased entities. The financial statements for the period ended on September 30, 2003 do not include any adjustments for the possible results of this uncertainty. Potential risks or liabilities exposures of in this area related to the ceased operating subsidiaries call for a special attention, when reading the Company's review report for the period ended in September 30, 2003.

Note 13.  Subsequent Events

On October 9, 2003, Hartcourt filed a Schedule 14C with SEC to distribute all of
its  shares  in  Financial   Telecom   Limited  (USA)  Inc  to  all  Hartcourt's
shareholders on record date of October 17, 2003.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2003 (UNAUDITED)


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

Plan of Operation

The Hartcourt Companies, Inc. (herein referred to as "Hartcourt" or "Company") is an investment holding and corporate development company focusing on the acquisition of private companies within growth industries in China. Hartcourt's strategy is to obtain operating profits via the continuing acquisition of controlling interests of existing companies, leverage on obtaining proxy rights from few shareholders of such private companies (See Note # 1 Organization and Nature of Operation and Note # 3, Key Factors for the Company's Financial Presentation). Hartcourt had accumulated strategic investments over the past years in a number of areas in China including: IT Product Marketing, Financial Information Provider, Media Technology Services, and Online Education. Hartcourt plans to dispose of all these operating divisions, except the IT Product Marketing business.

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

Results of Operations

Since mid-1999, Hartcourt had been focused on assembling a collection of companies and services that provided citizens of China with next generation

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2003 (UNAUDITED)

communication services. Due to limited resources, the Company has decided to focus solely on the IT product distribution and marketing business in the next few years. Other portfolio companies will be divested and dividends, if any, is to be distributed back to shareholders. During 2003, Hartcourt continued its plan to acquire profitable companies that were in established industries with a history of growth. In February 2003, Hartcourt successfully acquired HuaQing, a profitable and growing IT service related company, leverage on proxy rights from few shareholders. In April 2003, Hartcourt signed definite agreements to acquire NewHuaSun and GuoWei, PC distributors and retailers, to further consolidate the marketing position and improve the operating result of the whole Company. These acquisitions are based on 3 years' "irreversible" proxy rights (See Note # 1 Organization and Nature of Operations and Note # 3 Key Factors for the Company's Financial Presentation). On June 30, 2003, Hartcourt signed a sale and purchase agreement to purchase an additional 6% equity interest of HuaQing, which increase its total interest in HuaQing to 51 percentage. Management believes that the uncertainties have been monitored, when the three (3) years' proxy right expires. When appropriate, Hartcourt will seek ways to make these entities become public companies to give shareholders optimal returns.

The operations of Hartcourt for the three months and nine months ended September 30, 2003 consisted of the operations of FTL NV (100% ownership interest), Hartcourt Companies Limited (formerly known as Sinobull.com Inc.) (100% ownership interest), Ai-Asia Inc. (100% ownership interest), HuaQing Corporate Development Co., Ltd. (51% ownership interest for three months ended September 30, 2003, and 45% ownership interest for four months ended June 30, 2003), GuangDong NewHuaSun Computer Co., Ltd. (45% ownership interest), Shanghai GuoWei Science and Technology Co., Ltd. (45% ownership interest), Hartcourt Capital Inc. (100% ownership interest), and Hartcourt's investment and advances to other entities in US, China and Hong Kong. The operations of StreamingAsia Limited, SyndicateAsia Limited and LogicSapce Asia Limited were discontinued and disposed off and therefore, are shown separately under discontinued operations in the accompanying financial statements as of September 30, 2003. The operations of Hartcourt for the three months and nine months ended September 30, 2002 consisted  of the  operations  of FTL  (58.53%  ownership  interest),  Hartcourt
Companies Limited (formerly known as Sinobull.com Inc.) (100% ownership interest) which holds 85% ownership interest in StreamingAsia Limited and Syndicate Asia Limited, Ai-Asia Limited (100% ownership interest), Elephant Talk Communications, Inc. (51.7% ownership interest), Hartcourt Capital Inc. (100% ownership interest), and Hartcourt's investment and advances to other entities in US, China and Hong Kong.

Net sales and cost of sales: The Company recorded net sales of $33,665,719 and $67,500,177 for the three months and nine months ended September 30, 2003, compared to $1,044,252 and $6,387,816 for the same periods in 2002. Net sales during the three months and nine months ended September 30, 2003 primarily consisted of revenues derived from sales of IT products to customers, providing services to help customers build their own PCs with components, technology and after sales support. Net sales also include sale of rental of equipment, and the related Internet and telephone services provided by FTL; and consultation services rendered by Hartcourt Capital Inc.. Net sales during the three months

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2003 (UNAUDITED)

and nine months ended September 30, 2002 primarily consisted of revenues derived from providing telecommunication services relating to voice, data transmission like IDD, pre-paid calling cards and ISP services to a wide range of customers including major telecommunication companies in US and Hong Kong. Net sales also include sale of wireless pagers, rental of equipment, and the related Internet and telephone services provided by FTL; real-time financial data services provided by Sinobull Information using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities to its customers in China; and StreamingAsia providing web hosting and software development services in audio and video delivery or streaming solutions. The increase of sales was mainly attributed due to the sales of HuaQing, NewHuaSun and GuoWei acquired in February and April 2003.

Cost of sales amounted to $31,812,454 and $64,155,964 for the three months and nine months ended September 30, 2003 compared to $954,311 and $5,410,967 for the same period in 2002. Cost of sales for the three months and nine months ended September 30, 2003 primarily included the costs of IT products sold to customers provided by HuaQing, NewHuaSun and GuoWei; and cost of transmission and Internet services provided to FTL customers. Cost of sales for the three months and nine months ended September 30, 2002 primarily included the costs in providing resale arrangements with long distance providers, cost of leasing transmission facilities, international gateway switches voice, data transmission and ISP services offered by ElephantTalk; cost of wireless pagers, cost of transmission and Internet services provided to FTL and FWL customers; costs incurred in providing financial data services in stock quotes, futures and commodities by Hartcourt Companies Limited; and costs incurred in providing audio and video delivery and streaming solutions by StreamingAsia. The drop in operational margin was mainly contributed to the lower margin in distribution sector when compared to the margin of telecommunication sector.

Selling, general and administrative expenses (SG&A): SG&A were $1,012,841 and $2,203,842 for the three months and nine months ended September 30, 2003 compared to $622,333 and $2,509,261 for the same period in 2002. As GuoWei, a retailer whose selling and administrative expenses are comparatively higher than wholesaler's, was fully consolidated in this quarter, the selling and administrative expenses in this quarter was higher than the same period of 2002. Furthermore, due to the recession of the telecommunication market during the same period of 2002, Elephant Talk adopted drastic cost cutting measures, which resulted in a lower expenses level during the same period of 2002

Depreciation and amortization: The depreciation and amortization were $12,169 and $59,419 for the three months and nine months ended September 30, 2003 compared to $469,230 and $1,999,593 for the same period in 2002. The significant decrease resulted mainly due to the lower equipment requirements in distribution sector in 2003 compared with the higher equipment requirements in telecommunication sector in 2002.

Discontinued operation: Hartcourt sold all of its interests in StreamingAsia Limited, SyndicateAsia Limited and LogicSpace Asia limited to Yee Fu Laser Company Limited, a Hong Kong company, on June 26, 2003 and recorded a net gain

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2003 (UNAUDITED)

of $466,655 for the three and nine months ended September 30 2003. The gain on disposal of subsidiaries during the same period of 2002 represented the gain of $659,653 on disposal of Topomedia and HCTV

Liquidity and Capital Resources:

Hartcourt's principal capital requirements during the year 2003 are to fund (by issuing additional stock) the acquisitions of growth and profitable, IT related operating companies in China (See Note # , Organization and Nature of Operations and Note # 3, Key Factors for the Company's Financial Presentation). During the nine months ended September 30, 2003, Hartcourt raised necessary funds to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

As shown in the accompanying financial statements, Hartcourt incurred a net gain of $512,204 and $790,675 for the three months and nine months ended September 30, 2003 as compared to a net loss of $77,301 and 1,897,604 for the same period in 2002, in addition, Hartcourt's current assets exceeded its current liabilities by $3,261,280 at September 30, 2003. All above factors show that Hartcourt has improved substantially on its cash flow position.

However, to support the expansion plan of existing subsidiaries in the IT Product Marketing business and to meet Hartcourt's requirements in its acquisition plan, the Company has continued to raise funds from capital markets.

Operating activities: During the nine months ended September 30, 2003, net cash used by operating activities increased to $688,326 compared to $1,405,332 during the same period in 2002. The cash outflow in operating activities resulted primarily due to the decrease of accounts payable of $3,974,738, increase of accounts receivable of $987,881 and increase of advances to suppliers of $1,758,647, netting of the decrease of inventory of $3,560,748 and decrease of prepaid expenses of $1,003,737, after acquisition of HuaQing, NewHuaSun and GuoWei. There were also gain on sale of affiliate of $466,655 and prior year adjustments of $122,478 by netting of a net gain of $790,674, loss on abandonment of property and equipment of $72,371, depreciation of $74,235, minority interest of $552,585, shares issued in lieu of compensation of $261,116, increase of accrued expenses and other current liabilities of $285,246 and increase of deferred revenue of $21,361.

Investing activities. Net cash provided by investing activities during the nine months ended September 30, 2003, was $3,208,182 compared to $215,966 for the same period in 2002. Cash provided during the nine months ended September 30, 2003 was primarily due to the cash acquired from the acquisition of HuaQing, NewHuaSun and GuoWei of $2,940,507, proceeds on notes receivable of $100,000 and proceeds received on return of investment from investment of $253,755. The cash used during the nine months ended September 30, 2003 is due to the purchase of property and equipment of $54,074 and the cash decreased due to Sinobull Information Co., Limited merged with GTI of $32,006.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         SEPTEMBER 30, 2003 (UNAUDITED)

Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2003 was $4,784,499 compared to $957,883 during the same period in 2002. Net cash was provided primarily due to proceeds from increase of bank loans and notes payable amounted to $2,304,063 and $2,551,670 respectively.

As a result of the above activities, the company experienced a net increase in cash of $7,304,355 for the nine months ended September 30, 2003. In spite of the positive cashflow results, the ability of Hartcourt to achieve its on-going acquisition strategy is still dependent on its success in obtaining additional financing and completion of its re-structuring plan, and its demonstrating operational controls over these newly acquired entities, via the proxy rights exercises (See Note # 1 Organization and Nature of Operations and Note # 3 Key Factors for the Company's Financial Presentation).

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                         SEPTEMBER 30, 2003 (UNAUDITED)


Part II

Item 1.  LEGAL PROCEEDINGS

To the best of knowledge and belief, the followings are litigations known to the management:

Securities and Exchange Commission v. The Hartcourt Companies, Inc., et al., United States District Court for the Central District of California Case No. CV03-3698LGB(PLAx),

The Securities and Exchange Commission has filed a complaint for alleged securities violations. The complaint alleges that the company illegally used an S-8 registration statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by the company from September 9, 1999 through November 18, 1999, and the SEC is seeking disgorgement from the company of approximately $800,000.00, civil penalties and interest, as well as an injunction against future securities law violations. The Company filed a Motion to Dismiss on August 5, 2003 and the Court has taken the matter under submission. The company's maximum exposure is approximately $1,300,000.00. The company plans on vigorously contesting these allegationse.

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

Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

Item 5.  OTHER INFORMATION

None

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                         SEPTEMBER 30, 2003 (UNAUDITED)

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

       On August 13, 2003, Hartcourt's acquisition of 51% of ownership interest in WenZhou ZhongNan Group. SEC File Number 001-12671; File Number 03838826. Incorporated herein by reference.

       On August  13,  2003,  Hartcourt's  disposal  of  StreamingAsia  Limited,
       SyndicateAsia  Limited  and  LogicspaceAsia   Limited.  SEC  File  Number
       001-12671; File Number 03838830. Incorporated herein by reference.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                         SEPTEMBER 30, 2003 (UNAUDITED)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.


                          The Hartcourt Companies, Inc.

Date:  November 14, 2003                    By: /s/ David Chen
                                                --------------------------------
                                                David Y. Chen
                                                Acting Chairman


Date:  November 14, 2003                    By: /s/ David Chen
                                                --------------------------------
                                                David Chen
                                                Chief Executive Officer and
                                                Principal Accounting Officer

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                         SEPTEMBER 30, 2003 (UNAUDITED)

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                         SEPTEMBER 30, 2003 (UNAUDITED)


6. The registrant's other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2003                    By: /s/ David Chen
                                                --------------------------------
                                                David Chen
                                                Chief Executive Officer and
                                                Principal Accounting Officer

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                         SEPTEMBER 30, 2003 (UNAUDITED)

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                         SEPTEMBER 30, 2003 (UNAUDITED)


6. The registrant's other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2003                    By: /s/ Richard Yan
                                                --------------------------------
                                                Richard Yan
                                                Acting Chief Financial Officer
                                                and Financial Controller