Form 10KSB
period 2003-12-31
HARTCOURT COMPANIES INC
filed 2004-04-15
CIK 949427

LORAL INTERNATIONAL CPA & ADVISOR, L.L.C.
                                 Member of PCAOB

Main Address      : 234 Hudson Ave., #2882 Albany, New York 12210
                            Telephone: (518) 472-1789       Fax: (518) 472-1544
Seattle Address   : 720 Third Avenue, Suite 1611, Seattle, WA 98104
                            Telephone: (206) 264-8065       Fax: (206) 264-7971
China Address     : Suite 2503, United Plaza, Shenzhen, China
                            Telephone: (755) 8291-0062      Fax: (755) 8291-0389







                       Report on the Financial Statements

                                       Of

                          The Hartcourt Companies, Inc.
                                And Subsidiaries

                          The Hartcourt Companies, Inc.
                                And Subsidiaries



                    Audited Consolidated Financial Statements

                 For the Years Ended December 31, 2003 and 2002


Contents                                                             Pages

Independent Auditor's Report.......................................     1-2

Balance Sheet......................................................     3-5

Statement of Operations............................................     6-7

Changes in Stockholders' Equity....................................     8-9

Statement of Cash Flows............................................   10-11

Notes to Financial Statements......................................   12-53

                    LORAL INTERNATIONAL CPA & ADVISOR, L.L.C.
                        Member of PCAOB of United States
---------------------------------------------------------------------------
Main Address   :  234 Hudson Ave., #2882 Albany, New York 12210
                       Telephone: (518) 472-1789       Fax: (518) 472-1544
Seattle Address:  720 Third Avenue, Suite 1611, Seattle, WA 98104
                       Telephone: (206) 264-8065       Fax: (206) 264-7971
China Address  :  Suite# 2503, United Plaza, ShenZhen, China
                       Telephone: (86-755) 8291-0062   Fax: (86-755) 8291-0389
--------------------------------------------------------------------------

                          Independent Auditor's Report

To     The Board of Directors of
       The Hartcourt Companies, Inc.
       911 E. Colorado Blvd. Third Floor
       Pasadena, CA 91106

We have audited the accompanying consolidated balance sheets of The Hartcourt Companies, Inc. and its foreign subsidiaries (See Note # 3, Acquisitions and Investments) as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

During the year ended December 31, 2003, the Company acquired four (4) foreign subsidiaries located in China. All the acquired companies were privately held by foreign owners without the US accounting knowledge. Consequently, different sets of accounting records were noted. As of December 31, 2003, Hartcourt does not file its US federal and state tax returns for the year ended December 31, 2002. We have not audited Hartcourt foreign tax liabilities of China, for the years ended December 31, 2003 and 2002 (See Note # 23, Income Taxes).

In our opinion, except for the effects mentioned in the above paragraph, the financial statements referred to in the first paragraph above, present fairly in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  financial  statements  have been  prepared  assuming that the

Company will continue as a going concern. As discussed in Note # 6, Net Operating Loss, to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubts about its ability to continue as a going concern. Management has held discussions to improve the operational profitability and to raise additional working capital (See Note # 2p, Going Concern). The financial statements do not include any adjustment that might result from the outcome of this uncertainty.









Loral International CPA & Advisor, LLC.
Albany, New York
April 13, 2004

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
ASSET                                                   2003             2002
                                                    -----------     ------------
CURRENT ASSETS
Cash and cash equivalents                           $ 2,486,103      $    79,845
Accounts receivable, net of allowance                 4,017,087          260,306
Inventory                                             4,285,538           16,464

Notes receivable                                        608,573          709,759
Trade deposits                                        2,619,030                0
Prepaid expenses and other assets                     1,373,656           49,449
Due from related companies                            1,934,794                0
                                                    -----------      -----------
TOTAL CURRENT ASSETS                                 17,324,781        1,115,823
                                                    -----------      -----------

PROPERTY & EQUIPMENT - NET                              686,436          474,521
                                                    -----------      -----------

INVESTMENTS                                           1,505,836          430,000
                                                    -----------      -----------
OTHER ASSETS
Goodwill, net                                        12,926,782          624,689
Intangibles, net                                              0          340,767
Notes receivable                                      1,827,509        1,756,012
                                                    -----------      -----------
TOTAL OTHER ASSETS                                   14,754,291        2,721,468
                                                    -----------      -----------
                                                    -----------      -----------
TOTAL  ASSETS                                       $34,271,344      $ 4,741,812
                                                    ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans                                          $ 1,583,973      $         0
Short term loans                                      2,096,536                0
                                                                       1,341,924
Accounts payable                                      2,062,511          209,333
Deferred revenue                                         81,808                0

Bills payables                                        1,553,038                0

Notes payable - current portion                               0           18,988

Due to shareholders                                     229,936                0

Accrued expenses and other current
    liabilities                                         274,875          357,625
Staffs loan                                             671,402                0
Due to related parties                                2,135,671        1,343,011
                                                    -----------      -----------
TOTAL CURRENT LIABILITIES                            10,689,750        3,270,881
                                                    -----------      -----------
The accompanying notes form an integral part of the consolidated financial statements.
                                       F-3

   THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                                  (-Continued-)


LONG-TERM LIABILITIES
Notes payables                                                   0             0
Capital lease liability                                          0             0
                                                       -----------   -----------
                                                       -----------   -----------
TOTAL LONG-TERM LIABILITIES
                                                                 0             0
                                                       -----------   -----------
                                                       -----------   -----------

TOTAL LIABILITIES                                      $10,689,750   $ 3,270,881
                                                       -----------   -----------

MINORITY INTERESTS                                       4,021,833       561,720

COMMITMENTS AND CONTINGENCIES                            1,300,000
                                                                               0

SHAREHOLDERS' EQUITY
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000
   shares authorized, issued and outstanding                    10            10
Class A, 10,000,000 shares authorized, none
   issued and outstanding at December 31, 2003
and 2002 , respectively                                          0             0
Series A, $1,000 stated value, 4,000 shares
   authorized, issued and outstanding at December
   31, 2003 and 2002 respectively                                0             0
Series B, $1,000 stated value, 2,000 shares
   authorized, none issued and outstanding at
   December 31, 2003 and 2002, respectively                      0             0
Series C, $1,000 stated value, 1,500 shares
   authorized, none issued and outstanding at
   December 31, 2003 and 2002, respectively                      0             0
Series D, $1,000 stated value, 10,000 shares
   authorized, none issued and outstanding at
   December 31, 2003 and 2002, respectively                      0             0
Series AB, $100 stated  value, 25,000 shares
   authorized, none issued and outstanding at
    December 31, 2003 and 2002, respectively                     0             0
Total Preferred Stock                                           10            10
Common stock, $0.001 par value, 250,000,000 and
Authorized 171,157,104 and
88,518,023 common shares issued and outstanding,
respectively in 2003 and 2002                              171,157        88,518


The  accompanying  notes form an  integral  part of the  consolidated  financial statements.
                                       F-4

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002
                                  (-Continued-)

                                                        2003             2002

Stock subscription receivable                        (1,842,326)              0
Additional paid in capital                           70,858,036      55,669,100
Treasury stock, at cost, 73,830 and 5,610,588           (48,728)     (3,723,928)
    shares at December 31, 2003 and 2002,
    respectively
Other comprehensive income/(loss)                       933,487         (71,094)
Accumulated deficit                                 (51,811,875)    (51,053,395)

                                                   ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                           18,259,761         909,211
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                   $ 34,271,344    $  4,741,812
                                                   ============    ============



























The accompanying notes form an integral part of the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           DECEMBER 31, 2003 AND 2002

                                                     2003               2002
                                               ----------------  ---------------

NET SALES                                        $ 111,397,742    $   1,137,011

COST OF SALES                                      106,082,763          362,382
                                                 -------------    -------------

GROSS PROFIT                                         5,314,979          774,629
                                                 -------------    -------------

OPERATING EXPENSES
 Selling, general and administrative                 3,348,060        2,774,011
 Depreciation and amortization                          91,068          371,779
 Impairments                                           509,294        1,563,040
                                                                  -------------
TOTAL OPERATING EXPENSES                             3,948,422        4,708,830
                                                 -------------    -------------

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE
        OTHER INCOME (EXPENSES)                      1,366,557       (3,934,201)
                                                 -------------    -------------

OTHER INCOME (EXPENSES)
 Interest expense                                     (376,513)         (50,197)
 Interest income                                       188,945           94,299
 Provision for lawsuit                              (1,300,000)               0
 Investment income                                     197,833                0
 Loss on disposal of property and equipment                  0         (295,564)
 Other income                                          109,807           26,961
                                                                  -------------
                                                                  -------------
TOTAL OTHER INCOME (EXPENSES)                       (1,179,928)        (224,501)
                                                 -------------    -------------

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE
        MINORITY INTEREST
                                                       186,629       (4,158,702)

Less: Gain/(loss) in subsidiaries attributed to
        minority interests
                                                       864,920         (685,251)

LOSS BEFORE DISCONTINUED OPERATIONS                   (678,291)      (3,473,451)
                                                 -------------    -------------

DISCONTINUED OPERATIONS:
 Loss from discontinued operations                     (46,796)      (1,020,252)
 Gain on disposal of discontinued operations     $     173,911    $   1,943,701
                                                 -------------    -------------
 The accompanying notes form an integral part of the consolidated financial statements
                                       F-6

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           DECEMBER 31, 2003 AND 2002

                                  - Continued -

                                               2003             2002
                                          --------------   --------------

LOSS BEFORE TAX                           $    (551,176)   $  (2,550,002)
 Taxation                                      (197,804)               0
                                          -------------    -------------
NNET LOSS                                      (748,980)      (2,550,002)

OTHER COMPREHENSIVE LOSS
 Foreign currency translation loss               (9,500)          (9,407)
                                          -------------    -------------

COMPREHENSIVE LOSS                        $    (758,480)   $  (2,559,409)
                                          =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE

  Loss from continuing operations         $       (0.04)   $      (0.004)
 Gain from discontinued operations                 0.00             0.01
                                          -------------    -------------
 Loss per share                           $      (0.004)   $       (0.03)
                                          =============    =============
 - basic and diluted (weighted average)     152,872,180       80,415,882
                                          =============    =============



















The accompanying notes form an integral part of the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                           Common
                                                           Stock    Additional                      Other Total
                              Preferred        Common   Subscriptions Paid In     Treasury Stock   Comprehensive Accum. Shareholders
        Description         Shares Amount  Shares Amount  Receivable  Capital    Shares      Amount    Loss      Deficit    Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 2002     1,000  10 73,885,656 73,886 (139,865)55,774,225  2,418,367  (1,662,233)(61,687) (48,503,393)5,480,943

Shares issued for consulting
   services                      --  --  3,440,334  3,440       --    356,370        --          --      --           --    359,810

Stock subscriptions received     --  --         --     --  613,046         --        --          --      --           --    613,046

Shares issued to directors in
 lieu of compensation & services --  --  3,774,513  3,774       --    530,626        --          --      --           --    534,400

Sale of treasury stock           --  --         --     --       --   (180,082) (563,837)    263,305      --           --     83,223

Shares return in-connection with
 disposal  of ETCI               --  --         --     --       --         -- 3,756,058  (2,325,000)     --           -- (2,325,000)

Share price adjusted             --  --         --     --       -- (1,225,455)       --          --      --           -- (1,225,455)

Dividend                         --  --         --     --       --   (250,000)       --          --      --           --   (250,000)

Shares issued for subscription
 receivable                      --  --  7,417,520  7,418 (473,181)   663,416        --          --      --           --    197,653

Other comprehensive gain         --  --         --     --       --         --        --          --  (9,407)          --     (9,407)

Net Loss                         --  --         --     --       --         --        --          --      --   (2,550,002)(2,550,002)

                             -------------------------------------------------------------------------------------------------------
Balance - Dec 31, 2002        1,000  10 88,518,023 88,518       -- 55,669,100 5,610,588  (3,723,928)(71,094) (51,053,395)   909,211
                             =======================================================================================================

The accompanying notes form an integral part of the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   -Continued-