Form 10KSB/A
period 2003-12-31
HARTCOURT COMPANIES INC
filed 2004-04-15
CIK 949427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                 Amendment No. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    [Fee Required]

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    [No Fee Required]
                     For fiscal year ended December 31, 2003

                        Commission file number 001-12671

                          THE HARTCOURT COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                                      UTAH
                            (State of incorporation)

                                   87-0400541
                      (I.R.S. Employer Identification No.)

      911 E. Colorado Blvd. Third Floor Pasadena, CA 91106, (626) 844 2437
               (Address, including zip code, and telephone number,
            including area code, of registrant's executive offices)

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for most recent fiscal year: $ 111,397,742

         State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 2, 2004, $90,713,265.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of Feb 2, 2004, there were 171,157,104 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  [ ] Yes  [X] No

                                TABLE OF CONTENTS
                                -----------------
PART I
   Item 1.   Description of Business
   Item 2.   Description of Properties
   Item 3.   Legal Proceedings
   Item 4.   Submission of Matters to a Vote of Security Holders
PART II
   Item 5.   Market for Common Equity and Related Stockholders Matters
   Item 6.   Management's Discussion and Analysis or Plan of Operation
   Item 7.   Financial Statements
   Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosures
   Item 8A   Controls and Procedures

PART III
   Item 9.   Directors, Executive Officers, Promoters and Control Persons:
             Compliance With Section 16(a) of the Exchange Act
   Item 10.  Executive Compensation
   Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
   Item 12.  Certain Relationships and Related Transactions
   Item 13.  Exhibits and Reports on Form 8-K
   Item 14.  Principal Accountant Fees and Services

Some of the statements contained in this Form 10-KSB are forward looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Form 10-KSB are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in "Risk Factors".

                                     PART I

Item 1.  Description of Business.
         -----------------------
The Hartcourt Companies, Inc. ("Hartcourt" or the "company"), incorporated in Utah in 1983, is a growth oriented company in the China's IT distribution and retail sectors. Through the strategic acquisition of a controlling interest in profitable companies with leadership positions in regional markets, Hartcourt intends to integrate and consolidate businesses to reach economy of scale and operating efficiency.

The company's China distribution network spans from the fast economic growth regions of East to the South. It has 33 retail stores in the cities of Shanghai, Beijing, HangZhou and Wenzhou, primarily engaged in the sales of white box desktops, PC components, monitors, accessories, peripherals and branded notebooks. It has three regional sales offices and distribution centers to service commercial customers. The company's commercial customers are mainly value-added resellers (VARs), systems integrators (SIs), retail outlets and enterprise end users. The company provides warranty and repair services to further enhance customer experience and increase our overall competitiveness in the market place.

Hartcourt as a whole sells a broad range of white box desktops, branded monitors and notebooks, PC components and peripherals. About 69% of the consolidated sales in 2003 are from Samsung monitors, 18% of sales are from PC component and peripherals and 9% from white box desktops. The higher concentration of Samsung sales is due to the timing of acquisition of different businesses in the year. On an annualized basis, Samsung products account for 63% of the company's consolidated sales. This percentage was further reduced in 2004 as Hartcourt acquired different lines of businesses. The details can be found in the "Subsequent Events" section of this 10-KSB.

Most international and domestic manufacturers of computer components and computer products in China rely on distributors, such as Hartcourt, to augment their sales and marketing operations. As a stocking, marketing, and financial intermediary, the distributor relieves manufacturers of a portion of the costs and personnel associated with stocking and selling their products (including otherwise sizable investments in finished goods inventories, accounts receivables, and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers to a broad range of customers the convenience of accessing from a single source with multiple products from multiple suppliers and rapid or scheduled deliveries, as well as other value-added services such as after sales service, repair, consulting and software programming. The growth of the IT distribution industry in China has been fostered by many manufacturers who recognize that distributors are essential extensions of their marketing organizations.

The company and its affiliates serve over hundreds of thousands of consumers in a given year and about 500 commercial customers on an annual basis. No single customer accounted for more than two percent of the company's 2003 sales.

Most of the company's customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers.

The PC and related products are sold in retail stores, by sales representatives who regularly call on customers in assigned market areas, and by telephone from the company's selling locations with access to pricing and stocking data provided by computers. Each of the company's selling locations, warehouses, and primary distribution centers are electronically linked to the company's central computer system, which provides online data with respect to inventory levels and facilitates control of purchasing and shipping.

The company sources from over 300 vendors for over 4,000 different types of PC related components and products. With the exception of Samsung, the company does not regard any one supplier to be essential to its operations and believes that many of the products presently sold by the vendors are available from other sources at competitive prices. Most of the company's purchases are pursuant to distributor agreements which are typically cancelable by either party at any time or on short notice.

Approximately 45 percent of the company's inventory consists of Samsung monitors. It is the policy of the manufacturer to protect its distributors, such as the company, against the potential write-down of such inventories due to technological change or manufacturers' price reductions. Under the terms of the related distributor agreements, and assuming the distributor complies with certain conditions, the supplier is required to credit the distributor for inventory losses incurred through reductions in manufacturers' list prices of the items. The company maintains less than a month's worth of Samsung inventory and does not believe it has any risk of inventory loss if the manufacturer elects to terminate the distributor agreement.

The company's business is extremely competitive, particularly with respect to prices, quantity, and in certain instances, product availability. The company competes with numerous regional and local distributors. As one of the leading regional IT product distributors, the company's financial resources and sales are greater than most of its competitors in the markets it serves.


The  company  currently  does  not  have  any  patents,  trademarks,   licenses,
franchises, concessions, royalty agreements or labor contracts.

The company's principal products and services do not need government's approval, nor is there any existing or probable government regulation over this type of the business.

The company did not carry on any research and development activities in the past two years.

The company's business activities do not fall into any environmentally regulated areas.

The company and its affiliates employ over 460 personnel in China as of December 31, 2003.

Corporate structure

PRC regulations currently limit foreign ownership of companies that provide distribution and retail services (see explanation of the regulations below), which includes IT distribution and retail, to less than full equity investment. In addition, the PRC regulations limit the size of the foreign direct investment in the distribution and retail sector in general, subject to further approval, if such investment in China exceeds US$364 million, or its total sales exceeds US$ 181 million, or its market shares reaches 20% of the local market, or the total invested enterprises exceeds 15 companies. We are a US registered company and we conduct our operations solely in China through our directly wholly owned subsidiaries and indirectly majority owned subsidiary. In order to comply with foreign ownership restrictions, we operate our businesses in China through various subsidiaries, which are majority owned by Richard Yan, our financial controller, and Zhengzheng Li, our president for Huaqing, both of whom are PRC citizens (our nominees). We have entered into a series of contractual arrangements with all of our subsidiaries, its shareholders and our nominees. As a result of these contractual arrangements, we are considered the majority beneficiary of all of our subsidiaries and accordingly we consolidate all of our subsidiaries' results of operations in our financial statements.

In addition, we have entered into agreements with each of our subsidiaries, its shareholders and our nominees that provide us with the substantial ability to control all of our subsidiaries. Pursuant to these contractual arrangements:
   - our nominees have granted an irrevocable proxy and power of attorney to individuals designated by us to exercise the right to appoint majority number of directors in any of our subsidiaries;
   - the shareholders of all of our subsidiaries may not enter into any transaction that may materially affect its assets, liabilities, equity or operations without our prior written consent;
   - any dividend or any other payment for shareholder benefits received by our nominees from any of our subsidiaries on our behalf is to be paid to us directly;
   - we may purchase or transfer the entire equity interest in, or all the assets of, all of our subsidiaries held by our nominees on our behalf for a purchase price of the lower of RMB1 or the lowest price permitted under PRC law when and if such purchase is permitted by PRC law or our nominees cease to be directors or employees of any of our subsidiaries;
   - our nominees have pledged their equity interest in all of our subsidiaries to us to secure the payment obligations of acquisitions of controlling interests in all of our subsidiaries under the sales and purchase agreements between us and the shareholders of our subsidiaries; and
   - our nominees of any of our subsidiaries will not transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in any of our subsidiaries without our prior written consent.

Our contractual arrangements with each of our subsidiaries, its shareholders, and our nominees may only be amended with the approval of our audit committee or another independent body of our board of directors.

In the opinion of Zhonglun Law Firm (Shanghai), our PRC legal counsel,
(1) the ownership structures of our subsidiaries, are in compliance with existing PRC laws and regulations,
(2) our contractual arrangements with each of our subsidiaries, our nominees and its shareholders are valid and binding, and will not result in any violation of PRC laws or regulations currently in effect; and
(3) the business operations of our subsidiaries, are in compliance with existing PRC laws and regulations in all material aspects.
(4) the enforcement of foreign judgments made by the courts outside PRC has no direct and automatic operation in the PRC, but these judgments may be recognized and enforced by a PRC court in accordance with the bilateral or international treaty to which PRC is a party, or subject to the principles of reciprocity finding the judgment non conflict with the fundamental principles, sovereignty, security and public interests of PRC after review of the judgment.

There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations. Accordingly, we cannot assure you that the PRC regulatory authorities will not ultimately take a view that is contrary to the opinion of our PRC legal counsel. If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with PRC government restrictions on foreign investment in our industry, we could be compelled to restructure the transaction or dispose a particular subsidiary.

"Guidance Catalog for Foreign Investment" issued jointly by 3 ministries under the PRC State Council: PRC State Planning Commission, PRC State Economic and Trade Commission, PRC Ministry of Foreign Trade and Economic Co-operation, on March 11, 2002 , in accordance with the government commitment made under jointing WTO stated that:

(1) Commissioned agent and wholesale in our sector: Foreign investment will be allowed not later than December 11, 2002 and foreign investors may hold equity up to 50%. Foreign investors will be allowed to hold majority equity not later than December 11, 2003 and to hold full equity not later than December 11, 2004.
(2) Retails in our sector: foreign investors will be allowed to hold equity up to 50% not later than December 11, 2002 and full equity not later than December 11, 2004.
(3) Franchising, wholesale and retail without fixed location: foreign investment will be allowed not later than December 11, 2004.

Acquisitions

HuaQing Corporation Development Co., Ltd. ("HuaQing"): HuaQing, founded in 1992 in Shanghai, China, specializes in sales and distribution of Samsung monitors and white box desktops. HuaQing is an authorized distributor of Samsung monitors in the city of Shanghai and the neighboring province of Zhejiang. In addition to the wholesale business of Samsung monitors, HuaQing owns and operates 8 retail stores in Shanghai, selling customized white box desktops, computer components, accessories and peripherals.

In November of 2002, Hartcourt obtained a 10% irreversible equity voting rights through proxy statements from two of HuaQing's shareholders, Mr. Li Zhengzheng and Mr. Zhang Hui. This 10% voting rights proxy covers a period of three years, from February 1, 2003 to March 31, 2006.

On February 14, 2003, Hartcourt and HuaQing shareholders signed a definitive agreement ("The Agreement") for the purchase of a 45% equity interest of HuaQing, for a total consideration of $2,202,545, of which the purchase price was solely paid for by the issuance of 15,960,474 shares of Hartcourt common stock, restricted under the Rule 144 of the US securities laws, at the value of $0.138 per share.

Under Chinese regulations at the time of signing the acquisition agreements, foreign entities could not directly invest in local Chinese owned sales and distribution companies. Based on qualified legal advice of PRC attorneys, Hartcourt nominated Mr. Richard Yan, Financial Controller of Hartcourt, a Chinese citizen, and Mr. Li ZhengZheng, President and a shareholder of HuaQing, to hold the equity interest of Huaqing on behalf of Hartcourt, at 30% and 15% respectively. The two nominees pledged all of their shares, as well as voting rights, to Hartcourt, enabling Hartcourt to appoint a controlling slate of Board of Directors of HuaQing. The nomination can be terminated by Hartcourt at its sole discretion. Hartcourt holds the irrevocable right to take back ownership of the shares upon request.

On March 6, 2003, HuaQing's shareholders approved The Agreement and accepted the two nominees of Hartcourt to be the new shareholders of HuaQing. The shareholders' meeting updated the Article of Association and elected new Board of Directors to satisfy The Agreement. With 45% equity ownership and 10% proxy voting rights, Hartcourt management believed that it had effective control of HuaQing's operations and treated HuaQing as its controlling subsidiary.
HuaQing's financial statements were consolidated under Hartcourt starting in March, 2003.

On June 30, 2003, Hartcourt signed a Sale and Purchase Agreement to purchase an additional 6% equity interest of HuqQing for a total consideration of $857,891, of which the purchase price was solely paid for by the issuance of 1,340,455 shares of Hartcourt common stock, restricted under Rule 144 of US securities law, at a value of $0.64 per share. HuaQing's financial statement was consolidated on a 51% basis under the operations of Hartcourt starting from July 1, 2003.

Guangdong NewHuaSun Computer Co. Ltd. ("NewHuaSun"): NewHuaSun was founded in 1998, headquartered in Guangzhou, China. It is an authorized distributor of Samsung monitors engaged in the sale and distribution of Samsung monitors in the Guangdong province.

In the December, 2002 NewHuaSun shareholder meeting, Hartcourt obtained a 10% equity voting rights through proxy statements from one of NewHuaSun's shareholders, Mr. Kan XiaoMin. Hartcourt also obtained the voting rights from one of the Board of Directors of NewHuaSun, Mr. Xiao YongLi. The 10% proxy voting rights cover a period of three years, from March 1, 2003 to April 30, 2006.

On April 24, 2003, Hartcourt and NewHuaSun shareholders signed a definitive agreement ("The Agreement") for the purchase of a 45% equity interest of NewHuaSun, for a total consideration of $3,304,597, of which the purchase price was solely paid for by the issuance of 13,769,156 shares of Hartcourt common stock, restricted under Rule 144 of US securities laws, at a value of $0.24 per share. Due to the Chinese government's restrictions over the direct foreign investment in the Chinese owned sales and distribution companies at the time of signing the agreement, Hartcourt applied the same legal structure used in the HuaQing's acquisition for the purchase of NewHuaSun equity.

On April 24, 2003, the NewHuaSun shareholders approved the Share Transferring Agreement and accepted the two nominees of Hartcourt to be the new shareholders of NewHuaSun. The shareholders approved the updates to the Article of Association and elected new directors to satisfy The Agreement.

Hartcourt management believes that the 45% NewHuaSun equity interest and the 10% proxy right amount to effective management control of NewHuaSun operations. As such, NewHuaSun was considered as a subsidiary of Hartcourt and its financial statements were consolidated under Hartcourt starting May, 2003.

Shanghai GuoWei Science and Technology Ltd. ("GuoWei"): Shanghai GuoWei, founded in April of 1997, is an operator of large PC retail chain stores throughout the city of Shanghai. The primary products sold through its retail outlets are customized white box PCs, PC components, accessories and peripherals. In addition to retail sales, Guowei distributes PC components to other smaller retailers operating in PC malls throughout Shanghai and wholesalers in the neighboring provinces.

In January of 2003, Hartcourt obtained 10% equity voting rights through proxy statements from one of GuoWei's shareholders, Mr. Zhou Jian. The 10% voting rights cover a period of three years from April 1, 2003 to June 30, 2006.

On April 30, 2003, Hartcourt and GuoWei shareholders signed a definitive agreement ("The Agreement") for the purchase of 45% equity interest of GuoWei, for a total consideration of $4,345,517, of which the purchase price was solely paid for by the issuance of 10,863,792 shares of Hartcourt common stock, restricted under Rule 144 of the US securities laws, at a value of $0.4 per share. Due to the Chinese government's restrictions over direct foreign investments in Chinese owned sales and distribution companies at the time of signing of The Agreement, Hartcourt adopted the same legal structure as used in the HuaQing and NewHuaSun acquisition.

On April 30, 2003, the shareholders of GuoWei approved The Agreement and accepted the two nominees from Hartcourt to be the new shareholders of GuoWei. The shareholder meeting updated the Article of Association and elected new directors to satisfy The Agreement.

Hartcourt management believes that the ownership of 45% GuoWei equity plus the 10% proxy voting right amount to an effective management control of GuoWei's operations. As such, Hartcourt treated GuoWei as its controlling subsidiary and consolidated its financial statements from May of 2003.

On February 11, 2004, Hartcourt signed a purchase agreement to purchase an additional 5.5 percent of outstanding shares of GuoWei for a total consideration of $363,636, paid in cash. Together with the 45 percent equity interests purchased on April 30, 2003, Hartcourt owns a 50.5 percent of equity interests of GuoWei as of February 11, 2004.

WenZhou ZhongNan Group. ("ZhongNan"): This is a group of companies incorporated in Wenzhou, China. Founded in 1996, ZhongNan owns and operates 11 stores in the Wenzhou area and provides IT consulting services to local governments and commercial enterprises. It also develops and sells customized software program used by local retail pharmaceutical outlets.

On June 28, 2003, Hartcourt signed a definitive agreement to purchase 51% of equity interest of ZhongNan, for a total consideration of $5,011,352. The purchase price was solely paid for by the issuance of 8,415,370 shares of Hartcourt common stock, restricted under Rule 144 of US securities laws, at a value of $0.5955 per share. ZhongNan's financial statements were consolidated under the operation of Hartcourt starting October, 2003.

Shanghai Peng Yang Computer Co., Ltd. ("PengYang"): Pengyang owns and operates 12 retail stores in Shanghai, selling branded notebooks. On November 21, 2003, Hartcourt and Huaqing jointly signed an agreement to purchase all of the interests of Pengyang. The purchase price is RMB 14.85 Million (US$1.8Mil) payable in 1,530,000 restricted shares of Hartcourt common stock, calculated at $0.60 per share and a small percentage of interest in Huaqing. Due to various outstanding legal and financial performance issues, the company has not completed the acquisition of Pengyang. The company did not include any of the Pengyang's operating results into its 2003 financial statements.

Beijing Challenger Group. ("Challenger"): Challenger is a group of companies incorporated in China, mainly engaged in the distribution of IBM products in the Northern China. On December 16, 2003, Hartcourt signed a definitive agreement with the shareholders of Challenger to purchase 51 percent of Challenger, comprised of four wholly owned subsidiaries located in Beijing and one located in Shanghai. The purchase price for 51 percent of Challenger is RMB 31.3 Million (US$3.8 Million) payable in 6,324,748 restricted shares of Hartcourt common stock, calculated at US$0.60 a share, plus a cash investment of RMB 5 Million (US$610,000). Hartcourt did not consolidate any of Challenger's financial results in its 2003 operating results since many of the legal transactions were not fully executed.

In addition, under the definitive agreement, we have the right to increase our equity interest in Challenger proportionally to the purchase price, should the financial performance fail to meet the preset revenue and profit targets agreed by all parties within the first 12 months from the date of the signing of definitive agreement. Subsequently, the shareholders of Challenger have the right to receive additional consideration in our common stock should the financial performance of Challenger exceed the preset revenue and profit targets agreed by all parties within the first 12 months from the date of the signing of the definitive agreement.

The management believes that Hartcourt's current ownership structure of these Chinese incorporated entities complies with all existing PRC laws, rules and regulations, according to the legal opinion provided by our PRC attorneys.


Subsequent events

Shanghai Computer ServiceNet Co., Ltd ("ServiceNet")": On February 6, 2004, Hartcourt signed a definitive agreement to purchase a 51% percent equity interest in ServiceNet. The purchase price is RMB 21 Million (US$2.5 Million) payable in 3,576,751 restricted shares of Hartcourt common stock, calculated at US$0.61 per share, plus a cash investment of RMB 3 Million (US$364,000) in ServiceNet. Due to legal restructuring needs, the Company has not completed the acquisition of ServiceNet.

Shanghai Guowei Science and Technology Ltd. ("Guowei"): On February 11, 2004, Hartcourt signed a definitive agreement to purchase an additional 5.5 percent of outstanding shares of Guowei for a total consideration of RMB 3 Million (US$0.36 Million) in cash investment in GuoWei. Together with the 45 percent equity purchased on April 30th, 2003, Hartcourt owns 50.5 percent of Guowei. On March 22, 2004, the Board of Directors approved a special resolution to restructure GuoWei by the end of April 30, 2004 in order to combine all of the retail operations in Shanghai under our subsidiaries into a new company. The new company which will hold all of our retail operations in Shanghai and its assets is being registered with the relevant local authorities.

Change of Directors: On February 12, 2004, the Board of Directors of the company accepted the resignation of Mr. X.Y. Li, due to his job relocation. The Board appointed Mr. Victor Wang to replace Mr. Li. Mr. Wang is a partner of AllBright Law Office principally specializing in foreign direct investments and indirect investments in China. He was previously an associate with a major US law firm - Kaye Scholer, LLP. Mr. Wang has over 15 years of experience in various legal matters involved in deal execution, acquisitions, investments, intellectual property rights protection, China-focused venture capital fund raising, IPO, secondary offerings and private placements. Mr. Wang received his L.L.B. from Fudan University, L.L.M. from the University of Iowa Law School and J.D. from the Notre Dame University Law School.

ERP implementation: Hartcourt purchase an ERP software from E-Tone in March, 2004. The software will be implemented across all Hartcourt subsidiaries. A core team of dedicated finance and IT staffs for the system implementation was formed and the implementation was underway with a subsidiary of Challenger in March, 2004. The ERP system will use the US format on chart of accounts and follow the US GAAP in compiling the financial data. This system will replace the various systems currently in use by the subsidiaries that Hartcourt inherited when it acquired these companies. The new ERP system will standardize the accounting activities and controls across the board and speed up the financial reporting process. In addition to the financial transactions, the purchase, warehouse operation, sales and human resource activities are all to be recorded and managed under the same ERP system. It will take approximately 18 months to finish the implementation across all subsidiaries

Funding activities

The following entities have provided substantial capital and cash flows to the Company.

Enlight Corporation ("Enlight"): On May 9, 2002, Hartcourt and Enlight signed a Stock Purchase Agreement whereby Hartcourt agreed to sell 5,000,000 restricted shares of its common stock as a block to Enlight at the price of eight cents ($0.08) per share. However, as Hartcourt share price kept decreasing, the two sides agreed to revise the agreement on October 10, 2002. Pursuant to the terms of the new agreement, Enlight will purchase $1,000,000 worth of common shares of Hartcourt, restricted under Rule 144 and/or Reg S regulation, at a discount to current market price. As of December 31, 2003, Hartcourt has received $1,000,000 from Enlight and agreed to issue 2,417,520 restricted shares to Enlight each month starting December 2002. As of December 31, 2003, Hartcourt has issued twelve installments (29,010,240 shares) of the restricted shares, as in accordance with the agreement, to Enlight and two other entities instructed by
Enlight: Xue XiaoHan and Satori Investment (China), Ltd. In December 2003, all above entities have agreed to the extension of one more year restriction period from the original date of issuance. Hartcourt also granted Enlight 29,010,239 warrants to purchase a total of 29,010,239 shares of Hartcourt common stock at $0.0586 per share expiring October 22, 2005. We have been informed by Enlight that all of its warrants will not be exercised unless there is a buy-out of Hartcourt from a third party, should Hartcourt agreed to extend the expiration date for an additional 4 years.

Chateau D'orly, Ltd. ("Chateau"): On February 1, 2003, Hartcourt and Chateau signed a Stock Purchase Agreement whereby Hartcourt agreed to sell to Chateau 2,000,000 shares of its common stock restricted under Rule 144 and /or Reg S regulation, at 50% discount off the 5-day trading average closing price of Hartcourt, preceding the date when funds are actually received by the company. As of December 31, 2003, Hartcourt has received from Chateau $80,000 for 280,348 shares and no shares have been issued to Chateau.

A group of Chinese citizens ("Group"): On December 25, 2003, Hartcourt and a group of Chinese citizens signed a Stock Purchase Agreement whereby Hartcourt agreed to sell to the Group 4,605,816 shares of its common stock restricted under Rule 144 and/or Regulation S, at $0.40 per share. The Chinese citizens are Guan Xue Fang, Li Zheng Zheng, Xu HuiZhen, Zhang Hui, Liu Jianqiang and Qiu Jiaqi. As of December 31, 2003, Hartcourt has issued 4,605,816 shares to such investors and has not received any cash. The receivable of $1,842,326.4 was booked as subscription receivable in the accompanied financial statements. As of March 15, 2004, $1,386,381 has been received.

Warrants relating to funding activities

In connection with facilitating equity line and credit for Hartcourt, on January 26, 2000, Hartcourt issued to Dunwoode Brokerage Services warrants to purchase 13,530 shares at $15.52 per share that expire on January 25, 2004. These warrants are expired on June 26, 2004.

In connection with completion of a private placement of Hartcourt shares with PYR Management LLC, on March 6, 2001, Hartcourt issued in total 2,509,802 of Class I warrants and 1,035,308 of Class II warrants exercisable at $0.69375 per share of common stock and expiring on January 26, 2005.

In connection with signing an investment agreement with Swartz Private Equity, LLC, on January 26, 2000, Hartcourt issued to Swartz warrants to purchase 400,000 shares at $13.10 per share that expire on January 25, 2004. The exercised price renewed each half year to the market price. The 400,000 warrants were split into 800,000 warrants with stock split on September 14, 2000. The warrants were issued at the fair market value and therefore, no expense was recorded. During 2003, the 800,000 warrants were converted into 714,764 common shares of Hartcourt through cashless exercise.

In connection with signing a private placement of Hartcourt shares with Enlight Corporation Ltd., on October 23, 2002, Hartcourt granted Enlight warrants to purchase 29,010,239 shares at $0.0586 per share expiring on October 22, 2005. On March 11, 2004, Hartcourt have been informed by Enlight that all of its warrants will not be exercised unless a buy-out of Hartcourt (either by management or by third parties), should Hartcourt agree to extend the validity of the warrants until October 22, 2009. As the warrants together with the shares issued to Enlight total over 20% of the total outstanding shares of Hartcourt, the warrants are subject to shareholder approval.

Risk factors

In addition to other information in this report, you should carefully consider the following risks and the other information in evaluating our business. Our business, financial condition and results of operations could be materially and adversely affected by each of these risks. Such an adverse effect could cause the market price of our common stock to decline, and you could lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS

We face significant competition which could reduce our market share and adversely affect our business, financial condition and results of operations.

The China IT hardware distribution industry is characterized by a large number of players in the market place because start-up costs are fairly low. Many of our competitors, as well as certain potential competitors, have longer operating histories in the Industry, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. Any of our present or future competitors may provide services with significant performance, price, creativity or other advantages over those offered by us. We can provide no assurance that we will be able to compete successfully against our current or future competitors.

Furthermore, any of our current or future competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies and therefore obtain significantly greater financial, marketing and technical resources than we have. In addition, increased competition in the IT distribution industry in China could make it difficult for us to retain existing customers and attract new customers, and could reduce the average gross margin or cause us to reduce our selling price. If we are unable to compete effectively in the IT distribution market in China, our business, financial condition and results of operations could be materially and adversely affected.

Rapid technological change and change of our vendor distribution relationship might limit our ability to grow

The IT equipment manufacturers may choose to reduce the numerous layers of distributors through changing certain trade and distribution policies. This distribution channel "flattening" effect can lead to further industry consolidation. Whether or not we will be able to compete successfully depends on the speed of future acquisitions, the quality of businesses that we acquire, as well as our ability to integrate these acquired companies to reach economics of scale and operating efficiencies. In addition, the IT industry is subject to rapid technological change. We need to anticipate the emergence of new technologies and its impact on hardware sales. New products or brands that we sell and market in the future might be unattractive to our customers, thereby limiting our ability to recover our initial development costs and potentially adversely affecting our future profitability and growth prospects.

We may not be able to successfully implement out growth strategies, which would materially and adversely affect our business, financial condition and results of operations.

We are pursuing a number of growth strategies, including leveraging our current customer base and sales volume to develop additional sources of revenues, as well as exploring opportunities to further expand into the current industry and service of hardware industry. Some of these strategies relate to new services or products or new markets for which there are no established references in China, or relate to services or products in which we lack experience and expertise. We cannot assure you that we will be able to deliver new services or sell new products on a commercially viable basis or in a timely manner, or at all. If we are unable to successfully implement our growth strategies, our revenue and profitability will not grow as we expect, and our competitiveness may be materially and adversely affected.

There are risks associated with our business strategy contemplating growth through acquisitions and joint ventures.

As a component of our growth strategy, we intend to continue to enhance our business development, by acquiring other businesses that complement our current distribution business or that we believe may benefit us in terms of customer base or product or service offering, and by entering into strategic joint ventures with selected industry players. However, our ability to grow through such acquisitions and joint ventures will depend on the availability of suitable acquisition candidates at an acceptable cost or at all, our ability to compete effectively to attract and reach agreement with acquisition candidates or joint venture partners on commercially reasonable terms, the availability of financing to complete larger acquisitions or joint ventures as well as our ability to obtain any required governmental approvals. We lack experience in identifying, financing and completing large acquisition or joint venture transactions. In addition, the benefits of an acquisition or joint venture transaction may take considerable time to develop and we cannot assure you that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us to expend significant management and other resources.

We depend on our key personnel and our business and growth prospects may be severely disrupted if we lose their services.

Our future success is heavily dependent upon the continued service of our key executives and other key employees. In particular, we rely on the expertise and experience of our senior executives, founders, controlling shareholders and other executive officers, in our business operations, and rely on their personal relationships with our other significant shareholder, employees, the relevant regulatory authorities, our vendors and customers. In addition, as we expect to focus increasingly on the development of our IT distribution and after sales services, we will need to continue attracting and retaining skilled and experienced management to maintain our competitiveness.

If one or more of our key personnel are unable or unwilling to continue in their present positions, we may not be able to easily replace them and may incur additional expenses to recruit and train new personnel, our business could be severely disrupted, and our financial condition and results of operations could be materially and adversely affected. Furthermore, since our industry is characterized by high demand and intense competition for talent, we may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future. We cannot assure you that we will be able to attract or retain the key personnel that we will need to achieve our business objectives. Furthermore, we do not maintain key-man life insurance for any of our key personnel.

We have a limited operating history, which may make it difficult to evaluate our business, and our limited resources may affect our ability to manage the growth we expect to achieve.

Our IT distribution business was established in February 2003and we began to acquire similar businesses in 2003, which are now our primary source of revenues. In addition, we have recently expanded our business geographical coverage. Furthermore, our senior management and employees have worked together at our company for only a relatively short period of time. Accordingly, we have a limited operating history upon which you can evaluate our business and prospects. Our growth to date has placed, and our anticipated further expansion of our operations will continue to place, a significant strain on our management, systems, and resources. In addition to training and managing our workforce, we will need to continue to develop and improve our financial and management controls and our reporting systems and procedures. We cannot assure you that we will be able to efficiently or effectively manage the growth of our operations, and any failure to do so may limit our future growth and materially and adversely affect our business, financial condition and results of operations.

The discontinuation of any of the preferential tax treatments or the financial incentives currently available to us in the PRC could materially and adversely affect our business, financial condition and results of operations.

Certain of our PRC companies enjoy preferential tax treatments, in the form of reduced tax rates or tax holidays, provided by the PRC government or its local agencies or bureaus. As a result of these preferential tax treatments, our effective income tax rate for 2003 was 11%. We must continue to meet a number of financial and non-financial criteria to qualify for its current tax exemption and future tax holidays. Moreover, the central government or municipal government could determine at any time to immediately eliminate or reduce these tax treatments, generally with prospective effect. If we had not received these tax treatments in 2003, our net income would have been lower from the reported amount. We cannot assure you that we will continue to enjoy these preferential tax treatments in the future. The discontinuation of these preferential tax treatments or financial incentives could materially and adversely affect our business, financial condition and results of operations.

We have limited business insurance coverage in China.

The insurance industry in China is still at an early stage of development. In particular, PRC insurance companies offer limited business insurance products. As a result, we do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster might result in our incurring substantial costs and the diversion of resources.

Any future outbreak of severe acute respiratory syndrome in China, or similar adverse public health developments may have a material adverse effect on our business operations, financial condition and results of operations.

From December 2002 to June 2003, China and certain other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as severe acute respiratory syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. Since September 2003, however, a number of isolated new cases of SARS have been reported, most recently in Guangdong province of the PRC, in January 2004. A new outbreak of SARS may result in health or other government authorities requiring the closure of Internet cafes, which is large customer of ours, or of our retail outlets, or of our offices. Such closures would severely disrupt our business and operations and have a material adverse effect on our financial condition and results of operations. Any recurrence of the SARS outbreak, or a development of a similar health hazard in China, may deter people from congregating in public places, including our retail outlets, and would significantly reduce our level of customers and materially and adversely affect our revenues and profitability.
If additional financing becomes necessary, failure to obtain such financing could limit our operations and might cause our business to fail. We may be unable to obtain additional financing, if required, to complete any acquisitions or to fund the operations and growth of the business which could compel us to restructure the transaction or abandon a particular acquisition.


Although we believe that the current capital structure of the company will be sufficient to allow us to consummate acquisitions, we cannot ascertain the capital requirements for any particular transaction. If the current financial resources prove to be insufficient, either because of the size of the business acquisition or the depletion of the available financial resources in search of acquisitions, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate an acquisition, we would be compelled to restructure the transaction or abandon that particular business acquisition and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after an acquisition.

We may be unable to enforce our acquisitions' material agreements, which may have a material adverse impact on our operations.

Chinese law will govern almost all of our acquisitions' material agreements, many of which may be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our operations.

Because our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce U.S. court judgments again them in the PRC.

Our directors and officers reside outside of the United States and, after the consummation of many acquisitions, substantially all of our assets will be located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws.


Our existing stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our existing stockholders control a special class of preferred shares which gives them the right to elect three fifth of all directors of the board. If there is an annual meeting, as a consequence of our capital structure, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly our existing stockholders will continue to exert control at least until such preferred shares are converted to common stock.

RISKS RELATING TO REGULATION OF INVESTMENT IN OUR INDUSTRY AND TO OUR STRUCTURE

If the PRC government finds that the structure for operating our China business does not comply with PRC Government restrictions on Foreign Investment in the IT distribution Industry, we could be compelled to restructure our investment or abandon our investment.

PRC regulations currently limit foreign ownership of companies that provide distribution and retail services (see explanation of the regulations below), which includes IT distribution and retail, to less than full equity investment. In addition, the PRC regulations limit the size of the foreign direct investment in the distribution and retail sector in general, subject to further approval, if such investment in China exceeds 3 billion RMB, its total sales exceeds 1.5 billion RMB, its market shares reaches 20% of the local market, or the total invested enterprises exceeds 15 companies. We are a US registered company and we conduct our operations solely in China through our directly wholly owned subsidiaries and indirectly majority owned subsidiary. In order to comply with foreign ownership restrictions, we operate our businesses in China through various subsidiaries, which is majority owned by Richard Yan, our financial controller, and Zhengzheng Li, our president for Huaqing, both of whom are PRC citizens (our nominees). We have entered into a series of contractual arrangements with each of our subsidiaries, its shareholders and our nominees. As a result of these contractual arrangements, we are considered the majority beneficiary of all of our subsidiaries and accordingly we consolidate all of our subsidiaries' results of operations in our financial statements.

In addition, we have entered into agreements with each of our subsidiaries, its shareholders and our nominees that provide us with the substantial ability to control all of our subsidiaries. For a description of these contractual arrangements, see "Our Corporate Structure" and "Related Party Transactions".

In the opinion of Zhonglun Law Firm (Shanghai), our PRC legal counsel: (1) the ownership structures of our subsidiariesis in compliance with existing PRC laws and regulations; (2) our contractual arrangements with each of our subsidiaries, our nominees and its shareholders are valid and binding, and will not result in any violation of PRC laws or regulations currently in effect; (3) the business operations of our subsidiaries are in compliance with existing PRC laws and regulations in all material aspects and (4) the enforcement of foreign judgments made by courts outside PRC has no direct and automatic operation in the PRC, but these judgments may be recognized and enforced by a PRC court in accordance with a bilateral or international treaty to which PRC is a party, or subject to the principles of reciprocity upon a finding that the judgment does not conflict with fundamental principles, sovereignty, security and public interests of PRC after review of the judgment.

There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations. Accordingly, we cannot assure you that the PRC regulatory authorities will not ultimately take a view that is contrary to the opinion of our PRC legal counsel.

If we are found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:
   - imposing conditions or requirements with which we may not be able to comply;
   - requiring us to restructure the relevant ownership structure or operations;
   - restricting or prohibiting our use of foreign capital to finance our business and operations in China; or
   - taking other regulatory or enforcement actions, including levying fines, that could be harmful to our business.

Any of these actions could cause our business, financial condition and results of operations to suffer and the price of our stock to decline.

Our contractual arrangements with our nominees and the shareholders of our subsidiaries may not be as effective in providing operational control as direct ownership. In addition, these arrangements may be difficult to enforce, create a double layer of taxation and may be subject to scrutiny by the PRC tax authorities.

We conduct substantially all of our operations, and generate substantially all of our revenues, through contractual arrangements with the shareholders of our majority owned subsidiaries and our nominees that provide us with the substantial ability to control our subsidiaries. Although we have been advised by our PRC legal counsel that these contractual arrangements are valid, binding and enforceable under current PRC laws and regulations, these contractual arrangements may not be as effective in providing us with control over our subsidiaries as direct ownership.

These contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. If any of our subsidiaries fails to perform its obligations under these contractual arrangements, we may have to rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot be sure would be effective. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements.

We rely principally on dividends and other distributions on equity paid by our majority-owned operating subsidiary to fund any cash and financing requirements we may have

We are a holding company, and we rely principally on dividends and other distributions on equity paid by our subsidiaries for our cash requirements, including the funds necessary to service any debt we may incur, or financing we may need for operations other than through our subsidiaries. If any of our subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to the intermediate holding company and thus to us. We generate substantially all of our profit through contractual arrangements with our nominees. However, PRC tax authorities may require us to amend these contractual arrangements in a manner that would materially and adversely affect its ability to pay dividends and other distributions to us. Furthermore, PRC legal restrictions permit payments of dividends by our subsidiaries only out of its net income, if any, determined in accordance with PRC accounting standards and regulations. Under PRC law, our subsidiaries are also required to set aside a portion of its net income each year to fund certain reserve funds. These reserves are not distributable as cash dividends.

RISKS RELATING TO THE PEOPLE'S REPUBLIC OF CHINA

Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

The PRC's economic, political and social conditions, as well as government policies, could affect our business.

The PRC economy differs from the economies of most developed countries in many respects, including amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the
establishment  of  sound  corporate  governance  in  business   enterprises,   a
substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

The PRC legal system embodies uncertainties which could limit the legal protections available to you and us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little presidential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 25 years has significantly enhanced the protections afforded to various forms of foreign investment in mainland China. Some of our PRC operating subsidiaries are a WFOE, which is an enterprise incorporated in mainland China and wholly-owned by foreign investors. It is subject to laws and regulations applicable to foreign investment in mainland China in general and laws and regulations applicable to WFOEs in particular. However, these laws, regulations and legal requirements are constantly changing, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the distribution business, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

Restrictions and currency exchange may limit our ability to utilize our revenues effectively.

Substantially all of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently freely convertible under the "current account", which includes dividends, trade and service-related foreign exchange transactions, but not under the "capital account", which includes foreign direct investment and loans. Currently, some of our subsidiaries may purchase foreign exchange for settlement of "current account transactions", including payment of dividends to us and payment of services to foreign game licensors, without the approval of the State Administration for Foreign Exchange. We may also retain foreign exchange in our current account, subject to a ceiling approved by the State Administration for Foreign Exchange, to satisfy foreign exchange liabilities or to pay dividends. However, we cannot assure you hat the relevant PRC governmental authorities will not limit or eliminate our ability to purchase and retain foreign currencies in the future.

Since a significant amount of our future revenues will be denominated in Renminbi, the existing and any future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies.

Foreign exchange transactions under the capital account are subject to limitations and require registration with or approval by the relevant PRC governmental authorities. In particular, if we finance our acquisitions by means of foreign currency loans, those loans cannot exceed certain statutory limits and must be registered with the State Administration for Foreign Exchange, and if we finance our business by means of capital contributions, those capital contributions must be approved by the Ministry of Commerce. Our ability to use the U.S. dollar to finance our business activities conducted through our subsidiaries will depend on our ability to obtain these governmental registrations or approvals. In addition, because of the regulatory issues related to foreign currency loans to, and foreign investment in, domestic PRC enterprises, we may not be able to finance our subsidiaries or its operations by loans or capital contributions. We cannot assure you that we can obtain these governmental registrations or approvals on a timely basis, if at all.

Fluctuations in exchange rates could result in foreign currency exchange losses.

Substantially all of our revenues are denominated in Renminbi, while a portion of our expenditures are denominated in foreign currencies, primarily the U.S. dollar. Fluctuations in exchange rates, primarily those involving the U.S. dollar and the Renminbi, may affect our costs and operating margins. In addition, these fluctuations could result in exchange losses and increased costs in Renminbi terms. Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into U.S. dollars.

Our operations after successful acquisitions in the PRC may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economics of OECD member countries.

The economy of the PRC has historically been a nationalistic, "planned economy", meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC's economy has been transitioning to a more market-oriented economy. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The PRC economy also differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, and international group of member countries sharing a commitment to democratic government and market economy. For instance:
o The level of state-owned enterprises in the PRC is greater than in most of the countries belonging to the OECD;
o The level of capital reinvestment is lower in the PRC than in the other countries that are members of the OECD; and
o The PRC has various impediments in place that make it difficult for foreign firms to obtain local currency, as opposed to other countries belonging to the OECD where exchange of currencies generally free from restriction.
As a result of these differences, our operations after successful acquisitions may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to those of the OECD member countries.

If the PRC continues to enact regulations in our industry or proposed industry segment which forbid our restricted foreign investment, our stability to consummate acquisitions could be severely impaired.

We intend to focus our search for acquisitions in the PRC that are engaged in the IT distribution and services industry segments. Many of the rules and regulations that we would face are not explicitly communicated, but arise from the fact that distribution and retail are sensitive areas of the economy of the PRC. There are also substantial uncertainties regarding the interpretation of current Chinese laws and regulations. Under the current commitment made by the PRC under WTO, this industry is open for foreign investment post December 2002, allow foreign ownership controlling interests post December 2003, and allow for wholly owned foreign investment post December 2004. If these commitments are not carried out, they could severely impair our acquisitions. Additionally, if the relevant Chinese authorities find us or our acquisitions to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:
   o  Levying fines;
   o  Revoking our business and other licenses;
   o  Requiring that we restructure our ownership or operations; and
   o Requiring that we discontinue any portion or all of our distribution related business.
Further, the PRC has restricted foreign direct investment in our sector with the enactment of the "Temporary Regulations for the Administration of Acquisition of Domestic Enterprises by Foreign Enterprises". Under the Regulations, the acquirer might need further approval from relevant Chinese government agencies if the acquirer's total investment in China exceeds 3 billion RMB, its total sales exceeds 1.5 billion RMB, its market shares reaches 20% of the local market, and the total invested enterprises exceeds 15. Based on these regulations and similar future regulations in other industries, our capital structure and ownership requirement many significantly limit the number of potential target businesses in our proposed industry segments with which we may complete an acquisition. Any of these actions could have a material adverse impact on our business and financial condition.

If political relations between the U.S. weaken, operations may be adversely affected

The relationship between the U.S and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of PRC-U.S. relations are difficult to predict and could adversely effect our operations or cause our businesses or their goods and services to become less attractive. Any weakening of relations between the U.S. and the PRC could have a material adverse effect on our operations and our acquisitions.

Available Information

The company makes the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, and any current reports on Form 8-K, and amendments to any of these reports available through its Internet site (http://www.hartcourt.com) as soon
                                              ------------------------
as reasonably practicable after the company files such material with the Securities and Exchange Commission ("SEC"). The information posted on the company's Internet site is not incorporated into this annual report on Form 10-K. In addition, the SEC maintains an Internet site (http://www.sec.gov) that
                                                        ------------------
contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2.  Properties.
         -----------
The company owns and leases sales offices, distribution centers, and administrative facilities in the markets it serves. The company's executive office is located on 3rd floor, 710 Changping Road, Shanghai, and occupies a 1,500 square foot space. This space is expanded to double the size in April, 2004, under the same lease agreement. The company is under various lease agreements for the 33 retail store and 12 additional locations in the East and South regions of China. The company believes its facilities are well maintained and suitable for its on going operations.

Item 3.  Legal Proceedings.
         ------------------
Securities and Exchange Commission v. The Hartcourt Companies, Inc., et al., United States District Court for the Central District of California Case No. CV03-3698LGB(PLAx):

The Securities and Exchange Commission has filed a complaint against the company for alleged securities violations. The complaint alleges that the company illegally used an S-8 registration statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by the company from September 9, 1999 through November 18, 1999. The SEC is seeking disgorgement from the company of approximately $800,000.00, civil penalties and interest, as well as an injunction against future securities law violations. The company denies any wrong doing and plans to vigorously contest these allegations. The company filed a Motion to Dismiss on August 5, 2003 and the Court has taken the matter under submission. The Court has ordered the parties to mediation. Mediation has been set for April 22, 2004. If the case is not resolved at mediation, the Court has scheduled a post-mediation status conference for June 1, 2004, at which time a trial date is expected to be set by the Court. The company has made a provision of $1,300,000 against its income at the end of 2003 for this litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

Market Information

The common stock is quoted on the bulletin board maintained by the National Association of Securities Dealers, Inc. The following table sets forth the range of high and low market price for the common stock during the three most recent years by the calendar quarters ended December 31, 2003 and 2002:

--------------------------------- ------------- ------------
                                   High ($)      Low ($)
--------------------------------- ------------- ------------
Quarter ended March 31, 2002       0.41          0.16
--------------------------------- ------------- ------------
Quarter ended June 30, 2002        0.25          0.05
--------------------------------- ------------- ------------

Quarter ended September 30, 2002   0.10          0.05
--------------------------------- ------------- ------------
Quarter ended December 31, 2002    0.10          0.05
--------------------------------- ------------- ------------
Quarter ended March 31, 2003       0.10          0.05
--------------------------------- ------------- ------------
Quarter ended June 30, 2003        1.12          0.08
--------------------------------- ------------- ------------
Quarter ended September 30, 2003   0.92          0.52
--------------------------------- ------------- ------------
Quarter ended December 31, 2003    0.86          0.52
--------------------------------- ------------- ------------

The above prices were obtained from Yahoo.com. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Holders

As of December 31, 2003, there were 851 holders of record of Hartcourt's common stocks based on the record provided by Signature Stock Transfer Company. One holder, CEDE & Co, holds the shares of approximately 9,300 shareholders in street name.

Dividends

The company did not pay cash dividend in the last two years.

As Hartcourt's ownership of the Chinese subsidiaries are through nominees structure, any dividend declared by the subsidiaries and paid to the Hartcourt nominees are subject to 20% income tax. After the dividend is transferred to Hartcourt's China legal entity, it may face China's foreign exchange control restriction on converting this amount into foreign currency to be remitted outside of China for dividend payment to the common shareholders. The management is not aware of any similar case that was either approved or denied by the Chinese foreign exchange control in the past.

Equity transactions during the fiscal year


As of December 31, 2003, there were 33,023,769 outstanding warrants to purchase 33,023,769 shares of the company's common stock at $.001 par value, ranging from $0.058 - $15.52 per share. During 2003, 800,000 warrants were converted into 714,794 shares of common stock through cashless exercise.

The following information sets forth the outstanding shares the Company sold without registration under the Securities Act of 1933 (the "Securities Act"). All transactions were effected in reliance on the exemption from registration afforded by Section 4 (2) of the Securities Act for transactions not involving a public offering. There were no underwriters in any of these transactions.

All the transaction hereunder were entered between Hartcourt and accredited investors as defined in Section 4(2) of the Securities Act or sophisticated investors that possessed sufficient knowledge and experience in financial and business matters to be able to evaluate the merits and risks of the investment and who were allowed access to the books and records of Hartcourt.

During 2002, Hartcourt issued 3,774,513 shares of common stock valued at $534,400 to officers and directors in lieu of compensation and services, including 1,245,793 shares issued to Dr. Alan Phan in lieu of his 2001 compensation of $250,000.

On October 23, 2002, Hartcourt agreed to issue 12 installments of 2,417,520 shares each month to Enlight valued at $850,000 to raise working capital. Hartcourt also granted Enlight 29,010,239 warrants to purchase a total of 29,010,239 shares of Hartcourt common stock at $0.0586 per share. Enlight agreed not to exercise these warrants unless there is a buy-out of Hartcourt from a third party should Hartcourt agreed to extend the expiration date for an additional 4 years. During 2003, Hartcourt issued 11 installments of 2,417,520 shares to Enlight according to the funding agreement.

During 2003, Hartcourt issued 2,174,667 shares of common stock valued at $162,421 to various consultants for their professional and legal services.

During 2003, Hartcourt issued 1,857,900 shares of common stock valued at $262,145.8 to staff, officers, former officers and directors in lieu of compensation and services.

During 2003, Hartcourt issued 50,349,243 shares of common stock in connection with the acquisition of Huaqing, GuoWei, NewHuaSun and ZhongNan.

On 13 June 2003, Hartcourt issued 100,000 shares to DongQian to raise $30,000 for working capital.

On 25 December 2003, Hartcourt issued 4,605,815 shares to a group of Chinese citizens to raise $1,842,326.4 for working capital purposes.

On 30 December 2003, Hartcourt cancelled 4,756,058 shares collected from Elephant Talk Limited.

During 2003, David Y. Chen, exercised his 1 million stock options and the Board of Directors agreed to extend one more year of his remaining 1 million stock options granted in June 2003, with an expiration date of May 31, 2004.

In 2003, Swartz Private Equity, LLC exercised its 800,000 warrants through cashless exercise and converted into 714,794 shares of Hartcourt common stocks.

The company did not make any repurchase of its stock within the the fiscal year.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations

Since ninety nine percent of the sales generated in 2003 were from newly acquired businesses in 2003, a comparison of 2003 operating results to

Hartcourt's reported 2002 financial results would not be meaningful. As such, the discussion is based on the comparison of the full year combined operating results of the four subsidiaries in 2003 and 2002 respectively.

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this annual report:

Pro forma condensed and combined financial statements

Important notice:

The condensed pro forma financial statements represent the combined financial statements of the four subsidiaries, HuaQing, GuoWei, NewHuaSun, and ZhongNan, which Hartcourt acquired in 2003. The combined pro forma financial statements for 2003 accounted for the full year's operating results and are prepared under the US GAAP and audited in accordance with the US GAAP. The combined pro forma financial statements for the full year 2002 are prepared under PRC GAAP for tax reporting purpose and are not audited according to the US GAAP.

There are differences between US GAAP and PRC GAAP, as well as the PRC GAAP vs. the PRC tax rules. The material differences are the accrue based US GAAP vs. the cash based PRC tax accounting, accounting period cut off for calendar year vs. the cut off of value-added-tax receipts, their taxability and deductibility within certain periods, minimum tax rate, and certain income and expenditures occurred during the normal course of the business with proper support but not the government issued receipts.

The individual companies of the Hartcourt subsidiaries as the tax payers of the PRC legal entity continue to prepare tax filings according to the PRC tax laws and requirements. The local Chinese tax authorities of various regions where the Hartcourt subsidiaries are incorporated have performed regular tax audits on the respective Hartcourt subsidiaries and to the best knowledge of Hartcourt management, there are no outstanding tax issues or liabilities at the time of writing this report.

The 2003 consolidated pro forma financial statements include assets and liabilities adjustments that represent certain assets and liabilities of these individual companies Hartcourt did not acquire because they were not part of the core business or necessary investments and therefore were restructured and/or stripped at the time of acquisition. These corresponding adjustments were made in the opening balance of the 2003 financial statements of the respective companies prior to the Hartcourt acquisition.

In order to make the year-on-year comparison as meaningful as possible, the below comments are based on the full year operating results of the combined four individual companies in 2003 and 2002, with the 2003 financial statements being audited according to US GAAP and the 2002 being the un-audited PRC GAAP tax filings. The below commentary is related to the changes in business environment and activities, in addition to the above mentioned accounting base differences.

Hartcourt's new acquired subsidiaries
Proforma financial statement
For the year ended 2003 and 2002

BALANCE SHEET                                           2003        2002

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                      2,440,326    1,580,927
     Accounts receivable                            3,385,335    3,746,090
     Inventories                                    4,285,538    7,596,578
     Trade deposits                                 2,619,030      223,302
     Deposit, prepayment and other receivables      1,337,916    2,139,089
     Due from related companies                     1,934,794            -
                                                ------------- ------------
TOTAL CURRENT ASSETS                              16,002,939   15,285,986
                                                ------------- ------------
FIXED ASSET-NET                                       667,068      146,736

INVESTMENTS                                         1,095,673      736,875
                                                ------------- ------------
TOTAL ASSETS                                       18,282,320   16,169,597
                                                ============= ============
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Bank Loan                                      1,583,973      809,345
     Short-term loan                                1,612,977    1,522,801
     Bill payable                                   1,553,038    2,130,201
     Account payables                               1,799,612    8,719,321
     Accrued expenses                                 193,287      576,241
     Customers deposit                                 81,808      142,303
     Tax payable                                            -   (3,049,594)
     Staff loans                                      671,403            -
     Due to related parties                         2,788,393            -
                                                ------------- ------------
     TOTAL CURRENT LIABILITIES                     10,284,491   10,850,618
                                                ------------- ------------
                                                ------------- ------------
TOTAL LIABILITIES                                  10,801,131   10,850,618
                                                ============= ============
     Common stocks                                  5,435,946    4,831,948
     Retained earning/(accumulated losses)          2,045,243      487,030
                                                ------------- ------------
 TOTAL SHAREHOLDERS EQUITY                          7,481,189    5,318,978
                                                ------------- ------------
                                                ------------- ------------
TOTAL LIABILITIES AND EQUITY                       18,282,320   16,169,596
                                                ============= ============
Hartcourt's new acquired subsidiaries
Proforma income statement
For the year ended 2003 and 2002

                                                    2003          2002

                                                    Total         Total
                                                ------------- -------------
SALES                                             154,244,948   112,333,326
COST OF SALES                                    (147,931,635) (109,322,068)
                                                ------------- -------------
GROSS PROFIT                                        6,313,313     3,011,259

OTHER REVENUE                                         229,340         2,559

ADMINISTRATIVE AND SELLING EXPENSES
    General & Administrative expenses               4,150,586     2,644,055
    Depreciation                                       90,918         7,854
                                                ------------- -------------
TOTAL ADMINISTRATIVE AND SELLING EXPENSES           4,241,504     2,651,909
                                                ------------- -------------
INCOME(LOSS) FROM OPERATIONS                        2,301,149       361,909

FINANCE COST
    Interest income                                    22,329         3,724
    Interest expenses                                (438,803)      (59,556)
    Investment income                                 197,833             0
                                                ------------- -------------
TOTAL OTHER INCOME                                   (218,641)      (55,832)

INCOME BEFORE TAX                                   2,082,508       306,077

INCOME TAX EXPENSE                                   (234,770)      (99,919)
                                                ------------- -------------
INCOME AFTER TAX                                    1,847,738       206,158
                                                ============= =============

Results of operations

Net sales

The combined income statement recorded net sales of $154,244,948 in year 2003, compared with $112,333,326 in 2002. The 37% increase is mainly from the expansion of the sales distribution network of HuaQing and Wenzhou Group and the higher revenue per retail outlet of the Guowei DIY business. NewHuaSun's revenue increased less than expected due to cash flow constrains.

All of HuaQing's and NewHuaSun's business is Samsung monitor related while one third of the Wenzhou Group's sales came from monitor business (various brands). Samsung product accounted for 63% of the total year sales. Guowei's business is the retail and wholesale of do-it-yourself desktops and related PC component sales.

Operating margins

The gross margin increased from 2.7% in 2002 to 4.1% in 2003. Favorable product line mix is a major contributor. Sales of the high end monitor LCD increased dramatically in 2003 due to popular consumer demands in the market place. In addition, retail sales management put equal weight on revenue growth as well as profitability and the gross margin of that segment improved accordingly.

Selling and general administrative expenses

The combined income statements recorded selling and general administrative expenses of $4,241,504 in 2003 compared to $2,651,909 in 2002. The bulk of the increase is due to higher spending in trade promotion, in-store promotion as well as increased selling expenditures.

Interest expenses

The interest expenses increased from $59,556 in 2002 to $438,803 in 2003. About 63% of the combined 2003 sales were from Samsung monitor related business. In March of 2003, Samsung changed its China trade credit policy from extending credits to its distributors to total prepayment from the time the distributors placed an order with the factory. This tightening of credit policy resulted in the distributors having to inject additional cash equivalent to 45 days of sales. While the distributors such as HuaQing and NewHuaSun had tightened trade credits granted to their customers and better managed the inventory on hand, the bulk of the additional cash needs were borrowed from the banks and therefore the substantial increase in interest expenses.

Investment income

The investment income in 2003 represented an investment income from Hangzhou Huaqing, a subsidiary of Shanghai Huaqing. The investment income was not recorded in the 2002's un-audited financial statements prepared for PRC tax purpose.

Local PRC Income tax

Overall, the individual entities are still paying taxes lower than the statutory rate. Certain legal entities were granted special tax treatment by the local tax authorities and were exempt from the income tax.

Chinese local tax authorities have conducted annual tax audits of the respective subsidiaries for the tax years 2002 and prior. There are no outstanding tax issues or liabilities at the time of presenting this report. All tax liability, if any, prior to the Hartcourt acquisition dates is solely the responsibility of the selling shareholders, as stipulated in each Sales and Purchase Agreement.

There is no income subject to US tax.

Liquidity and capital resources

Operating activities. The net cash provided by operating activities in 2003 amounted to $732,724, compared to $3,582,151 used in 2002. The net increase in operating activities resulted primarily from the net gain of $1,847,738, depreciation of $90,918, netting off the investment income of $197,833, the increasing of current assets of $374,194, and the decreasing of current liabilities of $633,905.

Investing activities. Cash used by investing activities in 2003 amounted to $160,965, compared to $68,318 provided in 2002. The decrease in investing activities resulted from the increase of equity investment of $160,965.

Financing activities. Net cash provided by financing activities in 2003 amounted to $287,641, compared to $3,012,715 in 2002. The increase in financing activities resulted from the net cash obtained from bank loans and short-term loans of $864,804, by netting off the repayment of short term notes payable of $577,163.

Discontinued Operations

On June 26th, 2003, Hartcourt signed a definitive agreement to sell all of its interest in SyndicateAsia Ltd. ("SA") to Yee Fu Laser Company Limited ("Yee"), a Hong Kong company, for a total consideration of US$20. In addition, Hartcourt was granted an option to purchase up to 49 percent of Yee for a total price of US$10. The option is valid for 36 months from the date of this Agreement.

On June 26th, 2003, Hartcourt signed a definitive agreement to sell all of its interests in StreamingAsia Ltd. to Yee, for a total consideration of US$10. In addition, Hartcourt was granted an option to purchase up to 49 percent of Yee for a total price of US$10. The option is valid for 36 months from the date of this Agreement.

On June 26th, 2003, Hartcourt signed a definitive agreement to sell 100 ordinary shares of LogicSpace Asia Ltd. ("LS") to Yee, for a total consideration of US$11. The above three companies provide comprehensive real-time audio and video delivery (Streaming Media) solutions along with Internet consulting and web application development for businesses, professionals, organizations, web sites and content publishers.

On September 10, 2003, Hartcourt sold all of its shares in Fintel Telecom Ltd. ("FTL HK") to Fintel Telecom limited (USA), Inc (FTL), a wholly-owned subsidiary of Hartcourt in exchange for the 15 million FTL shares. On October 9, 2003, Hartcourt filed a Schedule14C with SEC to distribute all of its shares in FTL to all of the records holders of Hartcourt's common stock as of October 17, 2003. Each record holder of Hartcourt common stock as of the close of business on October 17, 2003, will receive 0.09232471 share of the $0.001 par value common stock of FTL.

In  order  to  strengthen  the  competitiveness  in  the  financial  information provision sectors, Sinobull Information Company Limited was sold to a non-related company, Genius Technology International Limited ("GTI"), a leader in this field, on May 7, 2003, for a total consideration of $410,163, of which the amount was paid by an issuance of 57,826,793 shares of common stock of GTI at value of $0.0071 each.

Hartcourt dissolved Tiandi HuLian, Hartcourt Capital Ltd. and Hartcourt Capital Asia Ltd., in April, October, and November of 2003 respectively.

Extraordinary Item

The company made $1,300,000 of legal provision at year end for the pending SEC litigation based upon legal advice. The company denies wrong doing and plans to vigorously contest these allegations. For the purpose of financial prudence, the company made the above provision to cover legal expense and court fees.

Change in Accounting Principle

None.

Item 7  Financial Statements
        --------------------
The financial statements of the company, together with the independent auditors' report thereon begin on page F-i of this report.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial
       -------------------------------------------------------------------------
Disclosure
----------

The company's current outside independent accountant was engaged in the audits as of August 15, 2002.

On August 15, 2003, Hartcourt engaged Loral International ("Loral") Certified Public Accounts as Hartcourt's independent accountants to report on the company's consolidated balance sheets as of December 31, 2002, and the related consolidated statements of income, stockholder's equity and cash flows for the year then ended. The decision to appoint Loral was approved by Hartcourt's Board of Directors.

Hartcourt dismissed Weinberg & Company, P.A. ("Weinberg) as its auditors effective August 15, 2002. Weinberg served as Hartcourt's independent auditors for the company's fiscal years ended December 31, 2001 and 2002. Weinberg's report on Hartcourt's consolidated financial statements for Hartcourt's fiscal year ended December 31, 2001 and 2002 (the "Reports") did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, however, they were modified to include an explanatory paragraph wherein they express substantial doubt about Hartcourt's ability to continue as a going concern. During the company's fiscal years ended December 31, 2001 and 2002, and during the period from January 1, 2002 until Weinberg's dismissal, there were no disagreements with Weinberg within the meaning of Item 304 of Regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements if not resolved to Weinberg's satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreements in connection with its reports.

During the company's fiscal years ended December 31, 2001 and 2000, and during the period from January 1, 2002 until Weinberg's dismissal, there were no "reportable events" (as such term is defined in Item 304(a)(1)(iv)(B) of Regulation S-B).

During Hartcourt's two most recent fiscal years and any subsequent interim periods prior to the engagement of Loral, neither Hartcourt nor anyone on the company's behalf consulted with Loral regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the company's financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

Hartcourt has requested that Weinberg review the disclosure contained herein and has provided Weinberg the opportunity to furnish the company with a letter addressed to the Commission containing any new information, clarification of the company's expression of Weinberg's views, or the respects in which Weinberg does not agree with the statements contained herein.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth certain information about the directors and executive officers of Hartcourt:

-------------------- ---- ----------------------- ------ ----------------------
Name                 Age  Position                Term   Date Held
-------------------- ---- ----------------------- ------ ----------------------
Stephen Tang         51   Director                1 year Since July 2001
-------------------- ---- ----------------------- ------ ----------------------
Dr. Alan V. Phan     58   Founder                 N/A    Since November 1993
-------------------- ---- ----------------------- ------ ----------------------
Mr. David Y. Chen    35   Chairman                1 year Since September 2003
                          Chief Executive Officer        Since August 2002
-------------------- ---- ----------------------- ------ ----------------------
Dr. Billy Y N Wang   39   Director                1 year Since October 2002
-------------------- ---- ----------------------- ------ ----------------------

Mr. Geoffrey Wei,    36   Director                1 year Since March 2003
-------------------- ---- ----------------------- ------ ----------------------
Mr. Victor Wang      41   Director                1 year Since January 2004
-------------------- ---- ----------------------- ------ ----------------------
Ms. Carrie Hartwick  42   President and CFO       1 year Since December 2003
-------------------- ---- ----------------------- ------ ----------------------
Mr. Richard Yan      30   Financial Controller    1 year Since September 2002
-------------------- ---- ----------------------- ------ ----------------------

Directors

Mr. Stephen Tang, aged 51: Mr. Stephen Tang is the founder of Financial Telecom Limited (FTL) and has been involved in the development and implementation of consumer technologies for over 20 years. From 1985 to present, Mr. Tang held the position of Chief Executive Officer of FTL. Mr. Tang was involved in the development of new and innovative products and creation of strategic alliances in China, Taiwan, Korea and USA. Mr. Tang holds a degree in Business Administration from AIM-Asia Institute of Management in Manila.

Dr. Billy Y N Wang, aged 40: Dr. Billy Y N Wang is currently President of NCH Corp China, a multi-national chemical company with more than 10 subsidiaries in China. From 1994 to 1997, Dr. Wang was the President of Xibic Enterprises Ltd and Senior Consultant at WCE specializing in international business development and technology transfer. From 1991 to 1997, Dr. Wang served as the Advisor for Office of International Trade of Washington DC. Dr. Wang obtained his Masters and Doctorate degrees in Chemical Engineering from University of Virginia in 1990, and Bachelors degree from University of Massachusetts in 1986.

Mr. Geoffrey Wei, CICPA, aged 37: Mr. Wei is an independent financial advisor as well as the CFO of GreenWare Technologies Ltd. He was previously the interim CFO, Vice president and Chief Accountant for Netease.com Inc (NasdaqNM: NTES). He also worked in audit, tax and business advisory divisions at PriceWaterhouseCoopers and KPMG for an extensive period of time both in China and abroad. Mr. Wei received his Bachelor of Arts degree from Beijing Polytechnic University.

Mr. Victor Wang, aged 41: Mr. Wang is a partner at AllBright Law Office principally specializing in foreign direct investments and indirect investments in China. He was previously an associate with a major US law firm - Kaye Scholer, LLP. Mr. Wang has over 15 years of experiences in various legal matters involved in deal execution, acquisitions, investments, intellectual property rights protection, China-focused venture capital funds raising, IPOs, secondary offerings and private placements. Mr. Wang received his L.L.B. from Fudan University, L.L.M. from the University of Iowa Law School and J.D. from the Notre Dame University Law School.

Mr. David Chen, aged 36: Chairman and CEO of Hartcourt. Mr. Chen joined Hartcourt in 2001 and served as the President of Hartcourt Capital. He has over 12 years of general management, sales and marketing experiences in media, investment, and internet. Prior to Hartcourt, Mr. Chen was the CEO of V2 Technology Inc. and also served as the Director for Greater China at HelloAsia Corp. Prior to that experience, he was the regional marketing director for Asia CNN International and sales director at Turner Broadcasting System.

Directors serve for a term of one year or until their successors are elected and qualified. Directors do not receive any cash compensation for serving on the Board. For attending the Board meetings, Hartcourt compensates its directors $7,000 each year and $500 for each meeting through the issuance of restricted shares of common stock at the closing market price of the common shares valued on first day of the calendar quarter.

Executive Officers

David Chen, Chairman and CEO, aged 36.

Mr. Chen  joined  Hartcourt  in 2001 and served as the  President  of  Hartcourt
Capital. He has over 12 years of general management, sales and marketing experiences in media, investment, and internet. Prior to Hartcourt, Mr. Chen was the CEO of V2 Technology Inc. and also served as the Managing Director for Greater China at HelloAsia Corp. Prior to that experience, he was the regional marketing director for Asia CNN International and sales director at Turner Broadcasting System.

Carrie Hartwick, President and CFO, aged 42

Ms. Hartwick joined Hartcourt at the end of 2003. Prior to her current position, she was the finance director of Dell China/HK since 2000 and before that, served as the finance director of Gillette China and held various positions within Johnson & Johnson including Finance Controller for Johnson & Johnson Shanghai. Ms Hartwick holds a Bachelor of Accounting degree from Rutgers University.

Richard Yan, Financial Controller, aged 30

Mr. Yan joined Hartcourt in 2002 as the finance controller. Prior to Hartcourt, Mr. Yan worked for KPMG in Shanghai for 5 years. He received his bachelor degree in accounting and MBA from Shanghai JiaoTong University. Executive officers are appointed by and serve at the will of the Board of Directors. There are no family relationships between among any of the directors or executive officers of Hartcourt. None of the above directors and executives are involved in any legal proceedings.

Dr. Alan Phan, aged 58: Dr. Alan V. Phan is the founder of Hartcourt and has been Chairman since November 1993. Dr. Phan held the positions of President and Chief Executive Officer of Hartcourt at various times until December 2001.He is also the founder of Hartcourt Investments and Hartcourt Pen. From 1986 to 1993, Dr. Phan was the owner of Hartcourt Consulting, an engineering, equipment and technology exporter to Asia and South America. From 1981 to 1986, Dr. Phan served as Executive Vice President of EM Kay Group, which is an international aircraft leasing company, as well as owner of Village Bank of New Jersey and Magic Marker Industries. From 1975 to 1981, Dr. Phan was the owner of Alpha Development, a California real estate development company; and UBI Business Brokers of Orange County, a real estate and business brokerage office. From 1970 to 1975, Dr. Phan was Area Manager for Eisenberg Group, an Israeli conglomerate, specialized in trading and manufacturing of industrial and consumer products. Dr. Phan received his academic training and degrees in Environmental Engineering from Pennsylvania State University in 1967, and Sussex College of Technology in 1975.

Audit committee

Hartcourt has two members of audit committee. They are Geoffrey Wei and Billy Wang. Mr. Wei is the chairman of the committee and qualified as an independent director and an audit committee financial expert, as defined by Item 401(e)(2) of Regulation S-B.

Section 16(a) Beneficial Ownership Compliance

In June 2003, Hartcourt issued shares to Enlight Corporation Ltd., which caused Enlight to be the beneficial owner of 11.5% of the common stock of the company. Enlight has since disposed of a number of these shares and no longer has a 10% ownership interest in the company. Enlight failed to file any forms required by
Section 16(a) of the Exchange Act in connection with these transactions.

Code of Ethics

The company's code of ethics, which is applicable to its principal officers, is filed as an exhibit to this Form 10-KSB.

                                    PART III

Item 10. Executive Compensation
         ----------------------
A. The following table shows the compensation earned by (a) the individual who served as the Company's Chief Executive Officer during Calendar 2003 and (b) the other individual who served as an executive officer of the Company during Calendar 2003 (collectively the "Named Executive Officers"). Information is also provided for the fiscal years ended December 31 2002 and 2001.

                           Summary Compensation Table
                                                         Long-Term
                                                        Compensation
                                  Annual Compensation      Awards
                             --------------------------  Securities
Name and Principal                         Other Annual  Underlying   All Other
Position             Year    Salary  Bonus Compensation   Options   Compensation
                              ($)     ($)      ($)          (#)         ($)
                     ------- ------- ----- ------------ ----------- ------------
David Y. Chen        2003(1) 150,000    -             -   3,000,000            -
Chief Executive
Officer and          2002(2) 120,000    -             -   2,000,000            -
Chairman
Carrie Hartwick      2003(3) 100,000    -             -   1,000,000            -
President and Chief
Financial Officer
Alan Phan
Chief Executive
Officer and Chairman 2001(4) 250,000    -             -           -            -
   -------------------

(1)  On May 7, 2003,  Hartcourt entered into an employment  agreement with David
     Y. Chen, Chief Executive Officer, regarding the terms of his employment. This agreement has a one-year term starting from June 1, 2003 to May 31, 2004. The agreement provides for an annual salary of $150,000 plus issuance of an option to purchase 3 million shares of Hartcourt common stock at a price of 48 cents a share applicable for a 12 months period from the date of issuance if he completes one-year assignment term on a satisfactory valuation by the Board of Directors. Fifty percent (50%) of Mr. Chen's annual salary is payable in cash and the balance is payable in shares of Hartcourt common stock. The conversion price is the average 20-day trading price prior to the first of each month for the salary owed that month.

(2)  On June 1, 2002,  Hartcourt entered into an employment agreement with David
     Y. Chen, Acting Executive Officer, regarding the terms of his employment. This agreement had a one-year term ending May 31, 2003. The agreement provided for an annual salary of $120,000 plus issuance of an option to purchase 2 million shares of Hartcourt common stock at a price of 10 cents per share, applicable for a 12 months period from the date of issuance if he completes one-year assignment term on a satisfactory valuation by the Board of Directors. Fifty percent of Mr. Chen's annual salary was payable in cash and the balance was payable in shares of Hartcourt common stock. The conversion price was the average 20-day market price on the first day of each month for the salary owed on that month.

(3) On December 1, 2003, Hartcourt entered into an employment agreement with Carrie Hartwick, Chief Financial Officer, regarding the terms of her employment. This agreement has a one-year term starting from December 1, 2003 to November 30, 2004. The agreement provides for an annual salary of $100,000 plus issuance of an option to purchase 1 million shares of Hartcourt common stock at a price of 65 cents a share applicable for a 12 months period from the date of issuance if she completes one-year assignment term on a satisfactory valuation by the Board of Directors. Fifty percent (50%) of Ms. Hartwick's annual salary is payable in cash and the balance is payable in shares of Hartcourt common stock. The conversion price is the average 20-day trading price prior to the first of each month for the salary owed that month.


(4) On September 10, 2002, Hartcourt entered into a consulting agreement with Dr. Alan Phan, regarding the terms of his consulting service. This agreement has a three-year term from January 1, 2002 to December 31, 2004. This agreement provides cash compensation of $1 for each year of service plus an option to purchase 3 million shares of Hartcourt common stocks at the closing price of the first day of each year. In September of 2003, Dr. Alan Phan notified company for the early termination of his consultant contract effective December 31, 2003. Dr. Alan V. Phan is the founder of Hartcourt and served as the Chairman of Hartcourt from November 1993 to August 2003. Dr. Phan held the positions of President and Chief Executive Officer of Hartcourt at various times until December 2001.


B. The following table sets forth certain information for the twelve-month period ended December 31, 2003 with respect to grants of stock options to each of the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during Calendar 2003. We granted options to purchase ordinary shares equal to a total of 5,000,000 shares during Calendar 2003. Options were granted at an exercise price over or equal to the fair market value of our ordinary shares.

                     Options/SAR Grants in Last Fiscal Year
                                Individual Grants

                                                                  Potential Options (1)
Name              Number of   % of total Exercise   Expiration    Number of Exercise    Expiration
                 Securities Options/SARs  or Base         Date   Securities  or Base          Date
                 underlying   Granted to    Price                underlying    Price
                   Options/ Employees in                       Options/SARS
               SARs Granted  Fiscal Year                            Granted
David Chen
  CEO             2,000,000          40%     0.10 May 31, 2004    3,000,000     0.48  May 31, 2005
Alan Phan
  Founder         3,000,000          60%     0.06 Dec 31, 2005
Carrie Hartwick
  CFO                                                             1,000,000     0.65  Nov 30, 2005

(1) These listed options are subject to their completion of one year assignment term on a satisfactory valuation by the Board of Directors.

C. The following table provides certain information with respect to stock options exercised by the Named Executive Officers or important consultant during the twelve-month period that ended on December 31, 2003. The table also provides the number of shares covered by stock options as of December 31, 2003, and the value of "in-the-money" stock options, which represents the positive difference between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2003. No stock appreciation rights were outstanding during the last year.

                    Options/SAR Exercises in Last Fiscal Year
                          And FY-end Option/SAR Values

                                   Number of Securities   Value of Unexercised
                                   Underlying Unexercised in-the-Money
                Shares             Options/SARs           Options/SARs
                Acquired           at FY-End              at FY-End
                on        Value    Exercisable/           Exercisable/
                                   Unexercisable          Unexercisable
Name            Exercise  Realized (1)                    (2)
--------------- --------- -------- ---------------------- --------------------
David Chen      1,000,000 100,000  1,000,000/3,000,000    490,000/330,000
  CEO
Carrie Hartwick                    none/1,000,000         none
  CFO
Alan Phan                          6,000,000/none         2,220,000/none
  Founder

(1) Included the shares granted but subject to completing one year assignment term on a satisfactory valuation by the Board of Directors.

(2) Based on the $0.59 per share closing price of our ordinary shares on The Nasdaq Stock Market on December 31, 2003 less the exercise price of the options

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
          ----------------------------------------------------------------------
Related Stockholder Matters
---------------------------

Equity Compensation Plan Information

The following table gives information about our ordinary shares that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003, including the 1995 Stock Plan.

Plan category       Number of securities  Weighted average       Number of
                     to be issued upon     exercise price   securities remaining
                        exercise of        of outstanding   available for future
                    outstanding options,  options, warrants    issuance under
                    warrants and rights       and rights    equity compensation
                                                                    plan

Equity compensation              300,000                  1                 N/A
plans approved by
security holders

Equity compensation            7,000,000               0.19           4,000,000
plans not approved
by security holders

Total                          7,300,000              0.219           4,000,000

Stock Option Plan

In April 1995, the company adopted a stock option plan (the "Plan") to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the company. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10 year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the company, except that if his continuous activity with the company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. All options were granted at no less than the fair market value at the date of grant and have terms of 10 years. In February 1999, the company's board of directors adopted a stock plan for its employees and others entitled the Plan. Pursuant to the Plan, the board can authorize the issuance of up to an aggregate of One Million shares of Common Stock of the company over a maximum of a one year period, although the board may shorten this period. A new stock option plan will be put forth for shareholders' approval at our 2004 annual shareholders meeting.

All stock options issued to employees have an exercise price not less than the fair market value of the company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting standards No. 123, the company's net income and income per share for the year ended December 31, 2003 would not have been changed.

Additional information relating to stock options outstanding and exercisable on December 31, 2003 summarized by exercise price is as follows:


                               Outstanding          Exercisable
                          --------------------- -------------------
   Exercise Price                Weighted                  Weighted
                                 Average                   Average
                          ---------------------            -------
   Per Share     Shares   Life (Years) Exercise   Shares   Exercise
                                        Price               Price
-------------- ---------- ------------ -------- ---------- --------
$0.06 to $1.00 11,300,000  0.5 to 4.5   $0.34   11,300,000    $0.34


Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners

The following table sets forth information as of December 31, 2003 with respect to persons known to Hartcourt to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of Hartcourt.

------------------ ------------------------ ------------------------ ----------
Title of Class     Name & Address of        Amount and Nature of     Percent
                   Beneficial Owner         Beneficial Ownership (1)
------------------ ------------------------ ------------------------ ----------

------------------ ------------------------ ------------------------ ----------
Common stock       Dr. Alan V. Phan         2,520,721                1.5%
                   Room  701,  Building  4,
                   No.  777
                   MeiHua Road,
                   Pudong, Shanghai,
                   China, 201204
------------------ ------------------------ ------------------------ ----------
------------------ ------------------------ ------------------------ ----------
Original Preferred Dr. Alan V. Phan         1,000 (2)                100%
stock
------------------ ------------------------ ------------------------ ----------
------------------ ------------------------ ------------------------ ----------
Common stock       Enlight Corporation Ltd. 16,922,640 (3)           9.9%
                   19/F Rite Plaza
                   122 Austin Road
                   Kowloon, Hong Kong
------------------ ------------------------ ------------------------ ----------
------------------ ------------------------ ------------------------ ----------

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all of the shares of common stock indicated. Beneficial ownership is calculated in accordance with Rule 13-d-3(d) under the Securities Exchange Act of 1934, as amended.
(2) Dr. Alan V. Phan holds 1,000 shares of Original Preferred Stocks, which accounts for 100% of the ownership. An aggregate of 1,000,000 shares of common stock are issuable upon conversion of 1,000 shares of Original Preferred Stock. As the sole holder of the 1,000 outstanding shares of Original Preferred Stock, Dr. Phan is entitled to elect 3/5 of the number of members of Hartcourt's Board of Directors.
(3) In previous acquisition and funding transactions, Hartcourt issued the following restricted shares in respect of each transaction:
   Enlight transaction: 29,010,240,
   NewHuaSun transaction: 13,769,156
   HuaQing transaction: 17,300,929
   GuoWei transation: 10,863,792
   ZhongNan transaction: 8,415,371

We were instructed to issue these shares to a large number of shareholders in each transaction whose individual holdings are less than 5% of the outstanding shares of Hartcourt, except those share holdings issued under Enlight which exceeds 5% as indicated above. We were informed that none of these shareholders have any common beneficiary interest and that they will not act together for the purpose of voting, acquiring, holding or disposing such holdings as a group. The restriction period for 55 million shares of these combine holdings were mutually agreed with the company verbally to extend to a 2 year period.

The Company is not aware of any other beneficial owners of more than 5% of its voting securities based on all currently available information.

(b)  Security ownership of management

The following table sets forth information as of December 31, 2003 with respect to the beneficial ownership of such securities by each director and executive officers of Hartcourt.

-------------- ------------------ ------------------------ -------------------
Title of Class Name & Address of  Amount and Nature of     Percent
               Beneficial Owner   Beneficial Ownership (1)
-------------- ------------------ ------------------------ -------------------
-------------- ------------------ ------------------------ -------------------
Common stock   David Chen                        1,112,133                0.6%

-------------- ------------------ ------------------------ -------------------
Common stock   Carrie Hartwick                       7,893                   *
-------------- ------------------ ------------------------ -------------------
Common stock   Stephen Tang                        150,704                   *
-------------- ------------------ ------------------------ -------------------
Common stock   Billy Wang                          112,133                   *
-------------- ------------------ ------------------------ -------------------
Common stock   Geoffrey Wei                         27,724                   *
-------------- ------------------ ------------------------ -------------------
Common stock   X Y Li                               27,724                   *
-------------- ------------------ ------------------------ -------------------

Common stock   Richard Yan                           8,000                   *
-------------- ------------------ ------------------------ -------------------
               Total                             1,446,311                0.8%
-------------- ------------------ ------------------------ -------------------

*     Less than 0.1%.

Unless otherwise indicated, the address for each owner is c/o The Hartcourt Companies, Inc. 3/F, No. 710 ChangPing Road, Shanghai, China, 200040.

Item 12: Certain Relationships and Related Transactions
         ----------------------------------------------
During 2003, Hartcourt provided management services to GuoWei, its 45% owned subsidiary, with service fee of US$181,221.

During 2003, Hartcourt issued 1,857,900 shares of common stock valued at $262,145.8 to staff, officers, former officers and directors in lieu of compensation and services.

On December 25, 2003, Hartcourt and a group of Chinese citizens signed a Stock Purchase Agreement whereby Hartcourt agreed to sell to the Group 4,605,816 shares of its common stock restricted under the Rule 144 and/or Regulation S, at $0.40 per share. All of the Chinese citizens are the shareholders or relatives of our subsidiaries, who are Guan Xue Fang, Li ZhengZheng, Xu HuiZhen, Zhang Hui, Liu Jianqiang and Qiu Jiaqi.

During 2002, Hartcourt issued 3,774,513 shares of common stock valued at $534,400 to officers and directors in lieu of compensation and services, included in which, 1,245,793 shares issued to Dr. Alan Phan in lieu of his 2001 compensation of $250,000.
------------------ -------------------- ------------------------ ---------------
Name of related    Relationship         Transaction nature       Amount
party
------------------ -------------------- ------------------------ ---------------
GuoWei             45% owned            During 2003, Hartcourt   $181,221
                   subsidiary           provided management
                                        services to GuoWei
---------------- ---------------------- ------------------------ ---------------
David Chen,        CEO                  During 2003, Hartcourt    1,857,900
Carrie  Hartwick,  CFO                  issued shares to these    shares valued
Richard Yan,       Financial Controller persons in lieu of        at $262,155.8
Manu Ohri,         Former CFO           compensation and
XY Li              Director             services
Stephen Tang       Director
Billy Wang         Director
Geoffrey Wei       Director
Alan Phan          Director
Zhang LanYun,      Employee
Liang WeiHong,     Employee
Cui XiaoYan,       Employee
Huang Jin, Mao Li, Employee
Liu ChangAn        Employee
------------------ -------------------- ------------------------ ---------------

Guan Xue Fang      Wife of an           On December 25, 2003,    $1,842,326.4
                   employee             Hartcourt and a group
                   of Huaqing, a        of Chinese citizens
                   subsidiary of        signed a Stock Purchase
                   Hartcourt            Agreement whereby
                                        Hartcourt agreed to sell
Li ZhengZheng      President of         to the Group 4,605,816
                   Huaqing              shares of its common stock
                                        restricted under the
Xu HuiZhen         Wife of employee     Rule 144 and/or
                   of Huaqing           Regulation S, at $0.40
                                        per share.
ZhangHui           Director of Huaqing

Liu Jianqing       Employee of Huaqing

Qiu Jiaqi          President of
                   subsidiary of
                   Huaqing
------------------ -------------------- ------------------------ ---------------
Alan Phan          Chairman             During 2002, Hartcourt   3,774,513
David Chen         CEO                  issued 3,774,513 shares  shares valued
Manu Ohri          CFO                  of common stock valued   at $534,400
Stephen Tang       Director             at $534,400 to officers
Jimmy Lui          Director             and directors in lieu
                                        of compensation and
                                        services
------------------ -------------------- ------------------------ ---------------


                                     PART IV

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------
a) The following list describes the exhibits filed as part of this Annual Report on Form 10-KSB.

Exhibit No.                                       Description of Document

-------------------------------------------------------------------------
2.05 Agreement for Sale and Purchase of Certain Interest in the Registered Capital of HuaQing Corporation Development Co Ltd ("HuaQing") dated February 14, 2003 between Hartcourt Capital, Inc. and HuaQing shareholders

2.06 Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Guandgdong NewHauSun Computer Co. Ltd. ("NewHauSun") dated April 24, 2003 between Hartcourt Capital, Inc. and NewHauSun shareholders

2.07 Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Shanghai GuoWei Science and Technology Ltd ("GuoWei") dated April 30, 2003 between Hartcourt Capital, Inc. and GuoWei shareholders

2.08 Agreement for the Sale and Purchase of Equity Capital in Shanghai Sinobull Information Corporation Limited dated May 20, 2003 between Hopeful Internet Technologies Limited and Genius Technology Inc.

2.09 Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Zhangnan Group ("Zhongnan") dated June 25, 2003 between Hartcourt Capital, Inc. and Zhongnan shareholders

2.10 Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Shanghai HuaQing Corporation Development Co Ltd ("Shanghai HuaQing") dated June 30, 2003 between Hartcourt Capital, Inc. and Shanghai HuaQing shareholders

2.11    Agreement for Sale and Purchase of Shanghai  PengYang Computer Co., Ltd.
dated   November  21,  2003  between   Hartcourt   Capital,   Inc  and  PengYang
shareholders.

2.12 Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Beijing Challenger Wanzhong Info Tech Co., LTD ("Challenger") dated December 9, 2003 between Hartcourt Capital, Inc. and Challenger shareholders

3.01    Articles of Incorporation of Hartcourt, as amended. (1)

3.02    Bylaws of Hartcourt. (1)

3.03    Amendment to the Bylaws of Hartcourt. (1)

3.04    Amendment to the Articles of Incorporation of Hartcourt. (6)

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

10.16 Marketable Securities Agreement, dated July 31, 1997, between The Hartcourt Companies, Inc. and Capital Commerce, Ltd. (2)

10.17 Lease Termination Agreement, dated March 24, 1998, between Hartcourt Investment (USA) Corporation and Scripto-Tokai Corporation. (2)

10.18 Share Purchase Agreement with Enova Holdings, Inc., dated February 1, 1999, Exchange Agreement , dated March 23, 1999, and Distribution Agreement, dated March 24, 1999, File # 99579493. (7)

10.19   1999 Agreement with Beijing UAC Stock Trading Online Co. Ltd. (8)

10.19 A Financial Statements of Beijing UAC Stock Exchange Online Co. Ltd. for the period from October 18, 1999 (date of inception) to December 31, 1999. (8)

10.20   Agreement with GoCall.com (8)

10.21   FTL Stock Purchase Agreement (8)

10.22 Advisory Agreement and 1999 Stock Plan with NuVen Advisors, Inc. and Hartcourt dated March 18, 1999, File No. 333-74933. (9)

10.23 Consulting Agreement with Fred G. Luke, dba NuVen Advisors, File No. 99768860. (10)

10.24   Consulting Agreement with Archer & Weed, File No. 99768860. (10)

10.25 On December 8, 1999, Hartcourt filed a report on Form 8-K to disclose the resignations of Fred Luke and Jon L. Lawver Directors and Officers, File No. 99770546. (11)

10.26 February 4, 2000, Hartcourt completed a private placement of 227,445 Units and a class II Warrants to PYR Management LLC for $3,000,000 pursuant to a regulation D Subscription Agreement, File No. 524390. (12)

14.01   Code of Ethics

21.01   Subsidiaries of the registrant

27.01 Financial Data Schedule. Pursuant to Rule 12b-32 under Securities and Exchange Act of 1934, as amended.

31.01   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

31.02   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.01   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


(1) Previously filed as an exhibit to Hartcourt's Form 10-KSB/A, dated July 3, 1997 and incorporated herein by reference.

(2) Previously filed as an exhibit to Hartcourt's 10-KSB, dated April 13, 1998 and incorporated herein by reference.

(3) Previously filed as an exhibit to Hartcourt's 10-KSB, dated April 15, 1997, and as amended by Hartcourt's Form 10-KSB40/A, dated July 3, 1997, incorporate herein by reference.

(4) Previously filed as an exhibit to Hartcourt's Form 8-K, dated October 21, 1997, and as amended by Hartcourt's Form 8-K/A, dated October 27, 1997, incorporated herein by reference.

(5) Previously filed as exhibit to Hartcourt's Form 8-K, dated November 12, 1997, incorporated herein by reference.

(6) Previously filed as an exhibit to Hartcourt's  Form 10-KSB,  dated April 15,
2003,  as  amended  by  Hartcourt's   Form  10-KSB/A,   dated  April  25,  2003,
incorporated herein by reference.

(7) Previously filed as an exhibit to Hartcourt's Form 8-K, dated March 31, 1999, incorporated herein by reference.

(8) Previously filed as an exhibit to Hartcourt's Form 10-KSB, dated April 14, 1999, incorporated herein by reference.

(9) Previously filed as an exhibit to Hartcourt's Form S-8, dated March 24, 1999, incorporated herein by reference.

(10) Previously filed as an exhibit to Hartcourt's Form S-8, dated December 3, 1999, incorporated herein by reference.

(11) Previously filed as an exhibit to Hartcourt's Form 8-K, dated December 8, 1999, incorporated herein by reference.

(12) Previously filed as an exhibit to Hartcourt's Form 8-K, dated February 4, 2000, incorporated herein by reference.



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

On June 20, 2003, Hartcourt's changes of certified public accountants. SEC File Number 001-12671; File Number 03752052.

On August 13, 2003, Hartcourt's acquisition of 51% of ownership interest in WenZhou ZhongNan Group. SEC File Number 001-12671; File Number 03838826. On August 13, 2003, Hartcourt's disposal of StreamingAsia Limited, SyndicateAsia Limited and LogicspaceAsia Limited. SEC File Number 001-12671; File Number 03838830.

On December 30, 2003, Hartcourt's acquisition of 51% of ownership interest in Shanghai PengYang Co., Ltd. SEC File Number 001-12671; File Number 031077995.

On December 30, 2003, Hartcourt's appointment of Carrie Hartwick as the President. SEC File Number 001-12671; File Number 031078020.

Item 14: Principal Accounting Fees and Services
         --------------------------------------
For year ended December 31, 2003 and 2002 respectively, Loral International CPA & Advisor LLC, our independent auditor, billed the fees set forth below.

                                           2003        2002
Audit Fees                   (1)         70,000      46,000
Audit-Related Fees                            -           -
Tax Fees                                      -           -
All Other Fees                                -           -

The auditor is trying to bill Hartcourt additional $95,000 for their audit work of 2003, which was considered over their initial estimate. The additional audit fee is still in the process of approval of our audit committee.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934,the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE HARTCOURT COMPANIES, INC.



Date:  March 30, 2004                             By: /s/ David Y. Chen
                                                  ----------------------
                                                    David Y. Chen
                                            Chairman and Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                                 Date
---------                  -----                                 ----

/s/ Carrie Hartwick        President &                           March 30, 2004
-----------------          Chief Financial Officer
Carrie Hartwick

                        POWER OF ATTORNEY AND SIGNATURES
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Chen and Carrie Hartwick, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated:


          Signature                 Title                           Date
   --------------------- ------------------------------------  --------------

    /s/ David Chen       Chief Executive Officer and Chairman  March 30, 2004
   ---------------------
   David Chen


   /s/ Carrie Hartwick   President and Chief Financial Officer March 30, 2004
   ---------------------
   Carrie Hartwick


   /s/ Billy Wang        Director                              March 30, 2004
   ---------------------
   Billy Wang


   /s/ Stephen Tang      Director                              March 30, 2004
   ---------------------
   Stephen Tang


   /s/ Geoffrey Wei      Director                              March 30, 2004
   ---------------------
   Geoffrey Wei

   /s/ Victor Wang       Director                              March 30, 2004
   ---------------------
   Victor Wang

                    LORAL INTERNATIONAL CPA & ADVISOR, L.L.C.
                    -----------------------------------------
                           Member of PCAOB United States

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

                          The Hartcourt Companies, Inc.
                                And Subsidiaries

                          The Hartcourt Companies, Inc.
                                And Subsidiaries



                    Audited Consolidated Financial Statements

                 For the Years Ended December 31, 2003 and 2002


Contents                                                             Pages

Independent Auditor's Report.......................................   F-1-2

Balance Sheet......................................................   F-3-5

Statement of Operations............................................   F-6-7

Changes in Stockholders' Equity....................................   F-8-9

Statement of Cash Flows............................................ F-10-11

Notes to Financial Statements...................................... F-12-53

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


The  accompanying  notes form an  integral  part of the  consolidated  financial statements.
                                       F-4

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002
                                  (-Continued-)

                                                        2003             2002

Stock subscription receivable                        (1,842,326)              0
Additional paid in capital                           70,858,036      55,669,100
Treasury stock, at cost, 48,728 and 5,610,588           (48,728)     (3,723,928)
    shares at December 31, 2003 and 2002,
    respectively
Other comprehensive income/(loss)                       933,487         (71,094)
Accumulated deficit                                 (51,811,875)    (51,053,395)

                                                   ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                           18,259,761         909,211
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                   $ 34,271,344    $  4,741,812
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
 The accompanying notes form an integral part of the consolidated financial statements
                                       F-6

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           DECEMBER 31, 2003 AND 2002

                                  - Continued -

                                               2003             2002
                                          --------------   --------------

LOSS BEFORE TAX                           $    (551,176)   $  (2,550,002)
 Taxation                                      (197,804)               0
                                          -------------    -------------
NNET LOSS                                      (748,980)      (2,550,002)

OTHER COMPREHENSIVE LOSS
 Foreign currency translation loss               (9,500)          (9,407)
                                          -------------    -------------

COMPREHENSIVE LOSS                        $    (758,480)   $  (2,559,409)
                                          =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE

  Loss from continuing operations         $      (0.005)   $      (0.004)
 Gain from discontinued operations                0.000             0.01
                                          -------------    -------------
 Loss per share                           $      (0.005)   $       (0.03)
                                          =============    =============
 - basic and diluted (weighted average)     135,564,580       80,415,882
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

                                                           Common
                                                            Stock     Additional                       Other                Total
                             Preferred        Common     Subscriptions Paid In     Treasury Stock Comprehensive  Accum. Shareholders
         Description      Shares Amount  Shares    Amount  Receivable  Capital    Shares    Amount     Loss      Deficit   Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002  1,000 10  88,518,023   88,518        -- 55,669,100 5,610,588(3,723,928) (71,094)(51,053,395)   909,211

Shares issued for consulting
     services                   -- --   2,174,667    2,175        --    160,246        --        --       --          --    162,421
Shares issued to executive and
staffs in
 Of compensation and services   -- --   1,268,440    1,268   196,127    197,395
Stock subscriptions, received   -- --  31,298,535   31,299(1,842,326) 2,620,195        --        --       --          --    809,168
Shares issued to directors
     in lieu of compensation
     & services                 -- --     589,460      589        --     64,161        --        --       --          --     64,750
Shares issued for execution of
stock option                                     1,000,000     1,000     99,000   100,000
Cancel of treasury stocks                       (4,756,058)   (4,756)(3,170,444)(4,756,058)3,175,200      --

Sale of treasury stock          -- --          --      --         --   (451,187) (805,802)  500,000       --          --     48,813

Shares issued for execution of
cashless
  warrants                      -- --     714,794     715         --       (715)       --        --       --          --         --

Shares issued in connection of
acquisition                     -- --  50,349,243      -- 15,671,553         --        --        --       --  15,721,902

Unrealized loss on disposal Of FTL
                                                                                                   1,004,581              1,004,581
Net Loss                        -- --          --      --         --         --        --        --       --    (758,480)  (758,480)
                             -------------------------------------------------------------------------------------------------------
Balance - Dec 31, 2003       1,000 10 171,157,104 171,157 (1,842,326)70,858,036    48,728   (48,728) 933,487 (51,811,875)18,259,761
                             =======================================================================================================

The accompanying notes form an integral part of the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2003 AND 2002

                                                       2003           2002
                                                 -------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $   (748,980)  $ (2,550,002)

Adjustments  to reconcile  net loss to net cash
provided by (used in) operating activities:
 Loss on disposal of property and equipment                 0        295,564
 Provision for un-collectable note receivable         101,186              0
 Provision for investment                             400,000              0
 Gain on disposed debt                                      0              0
 Depreciation                                         215,178        342,147
 Amortization                                               0         29,632
 Allowance for doubtful accounts                            0      1,115,963
 Accrual for contingent liabilities                 1,300,000              0
 Unrealized investment gain                          (197,833)             0
 Impairments - goodwill and intangible software             0      1,563,040
 Minority interest in loss of subsidiaries and
    equity in earnings of affiliate, net              864,920       (685,251)
 Stock issued for services                            424,566        889,211
Changes in operating assets and liabilities:
 Accounts receivable                                  545,783      1,183,367
 Trade deposit                                     (1,873,328)             0
 Inventory                                            553,424           (582)
 Prepaid expenses and other receivables               (86,455)     2,179,879
 Cash overdraft                                             0
                                                                     (82,030)
 Accounts payable and accrued expenses             (5,614,367)    (4,706,434)
 Deferred revenue                                    (229,567)      (406,921)
                                                  -----------    -----------
Net cash used in continuing operations             (4,345,473)      (832,417)
Net cash used in discontinued operations             (173,911)    (1,020,252)
                                                  -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES             $(4,519,384)   $(1,852,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                $         0    $   (97,877)
Acquisition of subsidiaries                         2,366,560              0
Cash decreased due to disposal of subsidiaries        (32,337)             0
Payments on notes receivable, net                     100,000      1,039,389
Investments                                            30,000      1,597,450
                                                  -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES         $ 2,464,223    $ 2,538,962
                                                  -----------    -----------



The accompanying notes form an integral part of the consolidated financial statement.
                                      F-10

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           DECEMBER 31, 2003 AND 2002
                                  (-Continued-)
                                                        2003           2002
                                                   -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds/(payments) due to related parties          $ 2,691,620    $  (7,986)
Proceeds from issuance of common stock                  130,000     (265,691)
Proceeds from issuance of treasury stock                 48,813            0
Shareholder loans                                             0      139,865
Due to factor                                                 0     (198,205)
Proceed on note payables                              1,432,245            0
Proceeds (Payments) on debt                             168,242     (433,299)
Payments on capital lease                                     0     (113,238)
                                                      ---------    ---------
NET CASH (USED IN)/PROVIDED BY FINANCING
   ACTIVITIES                                       $ 4,470,920    $(878,554)
                                                      ---------    ---------

FOREIGN CURRENCY TRANSLATION                             (9,500)      (9,407)
                                                      ---------    ---------

NET (DECREASE)/INCREASE IN CASH                       2,406,259     (201,668)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            79,845      281,513
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS - END OF YEAR             $ 2,486,104    $  79,845
                                                      =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for the interest          $   376,513    $  50,197
                                                      =========    =========











The accompanying notes form an integral part of the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

The Company is in a process of transforming its business by disposing non-productive subsidiaries and acquiring foreign entities with significant income, to provide more value to its shareholders (See Note # 3, Acquisitions & Investments, and Note # 13, Discontinued Operations). The Company focuses its activities to grow business in China. The Company's shares are traded in the OTC-Bulletin Board in the United States with trading symbol HRCT. The trading price of the Company's shares ranges from $0.05 to $1.12 with thin trading volume during the year of 2003. As of December 31, 2003, the Company has 171,157,104 common shares issued and outstanding. (See Note # 22, Shareholders' Equity).

As of December 31, 2003, the Company owns 100% of three (3) British Virgin Island ("BVI") incorporated companies. The names of those three companies are Hartcourt Companies Ltd., Hartcourt Capital Inc., and AI-Asia Inc. All of the three subsidiaries hold China assets. The three BVI subsidiaries are holding companies, of which Hartcourt Capital Inc, through its four China subsidiaries carry out the core business of the Company. While the other two BVI subsidiaries, via its China subsidiaries, operate other non core business and contribute less than 1% of total sales of the Company.

During the current year ended December 31, 2003, Hartcourt Companies Ltd. disposed off three (3) subsidiaries, StreamingAsia Ltd, Tiandi Hulian Technologies Ltd, and SyndicateAsia Ltd. (See Note # 13, Discontinued
Operations). Hartcourt Companies Ltd also owns 51% interest of Sinobull Information Co., Ltd ("Sinobull"), with little actual value, as of December 31, 2003. During the year of 2003, Hartcourt sold all its interest in Sinobull to GTI. As a result, it obtains a 17% interest on GTI as of December 31, 2003. The exchange transaction has little or no market value, as of December 31, 2003.

Hartcourt Capital Inc. owns 100% of Hartcourt Investment Management (Shanghai) Co., Ltd., located in Shanghai of China. During the year of 2003, the Hartcourt Capital Inc., disposed off two subsidiaries, Hartcourt Capital Ltd. and Hartcourt Capital Asia Ltd. (See Note # 13, Discontinued Operations).

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

During the current year ended December 31, 2003, the Company acquired four (4) substantial foreign subsidiaries, located and operated in China. As a result, the Company owns 45% equity interest and 10% proxy right of Guangzhou Newhuasun Computer Co., Ltd ("Newhuasun", located in GuangZhou City, China), 51% equity interest of Hauqing Corporation Development Ltd ("Huaqing", located at Shanghai City, China), 45% equity interest with 10% proxy right of Shanghai Guowei Science & Technology Ltd ("Guowei", located in Shanghai, China), and 51% equity interest of ZhongNan Group ("ZhongNan", located in WenZhou, of China,), (See Note # 3, Acquisitions and Investments and Note # 26, Subsequent Event on disposal of Guowei in 2004).

AI-Asia, Inc. (AA), the third holding company, owns 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China ("AI"), with insignificant value. During the year of 2003, AA disposed off Logicspace Asia Ltd of Hong Kong ("LA") (See note # 13, Discontinued Operations).

During the year ended December 31, 2003, the Company exchanged all its shares (58.53%) in Financial Telecom Limited ("FTL", a Hong Kong incorporated company) with a related parties, Financial Telecom Limited (USA) Inc. ("FTL NV", a Nevada incorporated company), in exchange for the 15.1 million FTL NV shares. As the FTL has incurred recurring losses with negative assets, the shares of FTL are of little or no value. On October 9, 2003, the Company filed a Schedule 14C with SEC to distribute all FTL NV shares to the Company's shareholders (on record date of October 17, 2003). As of December 31 2003, the procedures for the above share distribution have not been completed, as the conditional distribution has not been met.

During the year of 2003, the Company's principal activities are conducted by the four (4) newly acquired foreign subsidiaries (see Note # 3, Acquisitions and Investments). Other subsidiaries have little business activities and no material impact to the Company's 2003 operations. All the four (4) subsidiaries are operated in China. They are in the sale and distribution of computers and monitors in a foreign country, under fierce competition. (See Note # 3, Acquisitions & investments).

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                A summary of the Company's significant accounting policies applied in the preparation of the accompanying consolidated financial statements are as follows:

                a)  Calendar year ending December 31

                The Company adopts an accounting calendar year which ends on December 31 of the same year.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                b)  Basis of Consolidation

                Per Statement of Financial Accounting Standard (SFAS) #141, all business combinations will be accounted for by the purchase method. Acquisitions were recorded as purchases in accordance with Accounting Principles Board Opinion No. 16 (APB #16), "Business Combinations", as modified, and the purchase prices were allocated to the assets acquired, and liabilities assumed based upon their estimated fair value at the purchase date. The excess purchase price over the net asset value has been recorded as goodwill and is included in intangibles in the accompanying balance sheet. The operating results of the acquired entities are included in the Company's consolidated financial statements from the dates of acquisition.

                For purposes of these consolidated financial statements, the Hartcourt Companies, Inc. and its subsidiaries are referred to collectively as the "Company" or "Hartcourt". The accompanying 2003 and 2002 consolidated financial statements for the Company includes the accounts balances of its wholly own subsidiaries. For the year ended December 31, 2003, the Company acquired four
                (4) foreign subsidiaries, for the long-term purposes, in the computer distribution industry located and operated in China (See Note # 3, Acquisitions and Investments). The Company demonstrated its control of these companies operations. The accompanying consolidated financial statements include the accounts of these four (4) subsidiaries (i.e. Huaqing, ZhongNan, Newhuasun and Guowei). Huaqing and ZhongNan are consolidated by the Company based on its 51% ownership acquired. Newhuasun and Guowei are consolidated by the Company because it demonstrates control and influence over these two acquired entities, based on its 45% equity interest acquired and 10% voting right obtained via proxy statements. While in the year of 2002, the accompanying consolidated financial statements for the year ended on December 31, 2002 include the accounts balances of The Hartcourt Companies, Inc, its 58.35% owned subsidiary Financial Telecom Limited (FTL), its 100% owned subsidiary Hartcourt Companies Ltd., its 85% owned subsidiary StreamingAsia, Ltd., its 100% owned subsidiary Hartcourt Capital, Inc. and its 100% owned subsidiary AI-Asia, Inc. The 2002 operations are comparative insignificant, as the company's subsidiaries have inactive operation in 2002.

                In an attempt to refocus these new businesses of acquired new subsidiaries, the Company divested and/or closed down seven inactive (7) subsidiaries in the year of 2003. (See Note # 13, Discontinued Operations). All material inter-company balances and transactions have been eliminated in consolidation.

                c)  Use of Estimates
                  The preparation of the consolidated financial statements in conformity with

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

                d)  Cash and Cash Equivalents

                The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents. As Hartcourt's business activities are located in China, substantial amounts of cash are deposited in foreign banks located in China. It should be noted that the Chinese banks may operate under different banking rules in China, and do not have the protection programs similar to that of the US
                (FDIC).

                e)  Accounts Receivable

                The Company may, from time to time, extend unsecured credit to customers. Credit is extended based on an evaluation of the customer's financial conditions. The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the reporting period. The total accounts receivable of the Company amounted to $4,017,087 as of December 31, 2003, while the accounts receivable of the Company amounted to $260,306 as of December 31, 2002.

                The significant increase in the balances of the account receivables is a result of increase of sales volume incurred in the current year due to its newly acquired four subsidiaries. See the accompanying income statements. As of December 31, 2003, the account receivables balances are aged less than 6 months and therefore do not subject to additional bad debts reserve.

                f)  Inventory

                Inventory is stated at the lower of cost or market value, cost being determined on the weighted average method. The physical inventory counts on the dates of acquisitions of the four foreign subsidiaries were not performed. Auditors supervise the 2003 year ended physical inventory count and ascertained the ending inventory balances as of December 31, 2003.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                g)  Property and Equipment

                The Company's property and equipment are stated at the lower of cost or estimated fair market value on the date of acquisition. Majority of the properties and equipment are located in foreign country in China. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis ranging from five to forty years. The Company's policy is to evaluate the remaining lives and recoverability in light of the current market conditions. Leasehold improvements are amortized over the term of the lease (See Note # 11, Property and Equipment).

                h)  Intangibles

                Per Statement of Financial Accounting Standard (SFAS) #142, goodwill and other intangible assets of Hartcourt with indefinite useful life will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling (See Note # 12, Intangibles).

                i)  Impairment of Long-Lived Assets

                Per SFAS #144, impairment of long-lived assets is assessed by the Company whenever there is an indication that the carrying amount of the asset may not be recovered. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

                The Company evaluates the recoverability of long-lived assets during the year by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                j)  Revenue Recognition

                Revenue from sales of computer related products and hardware from the newly acquired four subsidiaries are recognized upon delivery of goods. Cash payments received before delivery of goods are recorded as trade deposit.

                k)  Income Taxes

                Hartcourt is an US company, doing business through its four subsidiaries located in China. As of December 31, 2003, the Company has not filed its 2002 US corporate tax returns. Management justify its actions by claiming that it does not owe any US corporate taxes, because Hartcourt has recurring losses. It believes that Hartcourt's potential liability is minimal. Auditor takes an exception to the Management claim. (See the Independent Audit Report, and Note #23, Income Taxes.) The Company should provide for income taxes based on the provisions of Statement of Financial Accounting Standards (SFAS) #109, "Accounting for Income Taxes", which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.

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

                l)  Stock-Based Compensation

                The Company has adopted a method of accounting for stock-based compensation plans as required by SFAS #123 "Accounting for Stock-Based Compensation". SFAS #123 allows for two methods of valuing stock-based compensation. The first method allows for the continuing application of Accounting Principle Board Opinion # 25 (APB # 25) in measuring stock-based

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                compensation, while complying with the disclosure requirements of SFAS #123. The second method uses an option pricing model to value stock compensation and record as such within the consolidated financial statements. Under both methods, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Such cost is charged to operations. The company recorded its stocks based compensation under APB # 25, and will continue to apply APB # 25, while complying with SFAS #123 disclosure requirements.

                m)  Foreign Currencies Translation

                The Company's operating entities are located in a foreign country. Foreign subsidiaries maintain their financial statements in the local currency Reminbi ("RMB"), which has been determined to be the functional currency. Substantially, all operations of Hartcourt are conducted in China and the functional currency is RMB. Assets and liabilities denominated in the foreign currency are translated into U.S. dollars at the rates in effect at the balance sheet date.

                Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains and losses resulting from foreign currency transactions are included in the results of operations. For the year ended December 31, 2003 and 2002, the foreign exchange loss is $9,500 and $9,407.

                n)  Fair Value of Financial Instruments

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

                The Company's financial instruments consists of primarily cash, accounts receivable, notes and other receivables, investments, advances, accounts payable and accrued expenses, notes payable and loans payable, and other current liabilities which approximates fair value because of the relatively short maturity of those instruments.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                o)  Loss per Common Share

                Per SFAS #128, "Earnings per Share", the Company is required to provide the calculation of Basic and Diluted earnings per shares. Basic earnings (losses) per share includes no dilution and is computed by dividing income (or loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (losses) per share reflect the potential dilution of securities that could share in the earnings of the entity. Since the Company incurred losses in 2003 and 2002, basic and diluted per share amounts are treated as basically the same. If the outstanding stock options and warrants were included, the effect would be anti-dilutive.

                p)  Going Concern

                As shown in the accompanying consolidated financial statements, the Company incurred a net loss from its operations of $758,480 and $2,559,409 for the years ended on December 31 of 2003 and 2002. Negative cash flows from the operations of $4,519,384 and $1,852,669 were noted for the years ended December 31, 2003 and 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                The Company, despite the significant increase of its 2003 income and business activities, has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations via the stock exchanges transactions, 2) disposals of unprofitable operations, 3) the settlement of certain matters of litigation or/and disputes. The Company has planned to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

                q)  Recently Issued Accounting Standards

                In July 2002, the FASB issued SFAS # 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The Company estimates the impact of adopting these new rules will not be material.

                In October 2002, the FASB issued SFAS # 147, "Acquisitions of Certain Financial Institutions." SFAS # 147 is effective October 1, 2002. The adoption of SFAS # 147 did not have a material effect on the Company's financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


                In November 2002, the FASB issued FASB Interpretation # 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN # 45). FIN # 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN # 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN # 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN # 45 did not have a significant impact on the Company's financial statements.

NOTE 3         ACQUISITIONS AND INVESTMENTS
                  During the year ended December 31, 2003, the Company, via its BVI subsidiary (Hartcourt Capital Inc.) acquired four (4) Chinese companies located and operated in China. These companies are in the sale and distribution of computers, monitors, and other IT accessories with relatively high unit selling prices (ranging somewhere between $100 and $900), trading volumes and low gross margins. These acquired companies do not manufacture any of the IT products. All products are purchased from other parties, or manufacturers, and then resell the hardware to customers. As a result, the computers distributions entities do not require significant capital and most of the assets were trade receivables and inventories.
                  The Company decided to restructure Guowei in 2004 (see Note #26, Subsequent Events) Restructure of Guowei after the year ended on December 31, 2003, may incur unexpected costs and expenses, which will be included in the financial statements of 2004, when these expenses incurred.
                  The entities in the sale and distribution of IT industry, normally with limited capital, are subject fierce price competition. Each of the acquisitions was conducted through an exchange of equity shares between the common stocks of Hartcourt and that of subsidiaries. The aggregated value of the four acquisitions is of $15,721,903. As the Chinese laws may prohibit foreign companies involved in the computer distribution industry, Hartcourt after consulting its legal advisors, uses its agents of Chinese citizens to hold the shares of the acquired subsidiaries.

                  The share exchanges are complicated multinational transactions. The execution of the four acquisition agreements are based on the laws of Hong Kong Special Administrative Region (HKSAR) of China. The legal ownership of the acquired four companies is held by the Chinese agents of Hartcourt.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                  The sellers are the Chinese citizens who are still minority owners and involved in the operations of the four different entities, located at Shanghai city, Guangzhou city and Wenzhou City of China. The management has engaged both Chinese legal advisor and America Attorney to ensure the validity of these agreements. All of the four acquisition agreements are exercised in China. In addition, the share exchanges information are updated at the Chinese Business Administrative Bureau; a governmental registrar.

                  As the four (4) acquired foreign companies were privately held by foreign owners, who did not have the US accounting knowledge, nor followed American corporate practices to operate these foreign entities. It was noted that different sets of accounting records were maintained, which are not compatible to the US accounting practice. The management of Hartcourt after acquisitions, selected the conservative records (when in doubts, using lesser amounts of assets, income and larger amounts of liabilities, expenditures) and re-constructed the financial positions of the subsidiaries on the acquisition dates. These reconstructed figures are used as the beginning balances to operate the four subsidiaries during the year of 2003. Management believes that the tax liability inherited from the four acquired entities is not significant as of December 31, 2003.

               a) Acquisition  of  Huaqing   Corporate   Development   Co.,  Ltd
                  ("Huaqing") in China

               As discussed in Note # 1, General, the Company, via its wholly owned subsidiary (HRCT) entered into two conditional sales agreements to acquire 45% and 6% of equity interest of Hauqing in February of 2003 and June of 2003 respectively.

               The consideration for the acquisition was solely paid by the issuance of 15,960,474 and 1,340,455 common shares of the Company, restricted under Rule of 144 of the securities laws, with the value of $0.138 and $0.64 per share respectively (total consideration equivalent to US$3,060,436) for this acquisition. Under the agreement, Huaqing is promised to generate a net operating profit of $540,000 (RMB4.5 millions) and an income of $48 millions (RMB 4 billions) for the year ended December 31, 2003.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

  Huaqing
  Condensed balance sheet
  As of the acquisition date, March 31, 2003
   CURRENT ASSETS
  Cash and cash equivalent                      $  713,235
  Account receivables                            2,695,813
  Inventories                                    1,081,498
  Due from related parties                         429,893
                                                ----------
TOTAL CURRENT ASSETS                             4,920,439
                                                ----------

  Properties & equipment, net                      456,646
  Other investment                                 475,043
                                                ----------
                                                   931,689
                                                ----------
                                                ----------
 TOTAL ASSETS                                    5,852,128
                                                ==========
 LIABILITIES & SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Bank loan                                     2,330,793
   Account payables                              1,143,254
   Accrual and other payables                      398,033
   Due to related parties                          214,685
                                                ----------
 TOTAL CURRENT LIABILITIES                       4,086,765
                                                ----------
 SHAREHOLDERS EQUITY
   Common stock                                    853,224
   Accumulated profit                              912,138
                                                ----------
 TOTAL SHAREHOLDERS EQUITIES                     1,765,362
                                                ----------
 TOTAL LIABILITIES AND SHAREHODLERS' EQUITIES   $5,852,128
                                                ==========
              In addition, the following disclosures were made to better reflect the financial position of Huaqing as of December 31, 2003

                Note 1 Bank loans are secured by the Huaqing's properties with a Hauqing director's personal guarantee, and corporate guarantee of an affiliate, Guowei.
                Note 2 A shareholder (Shanghai Huaqing Economy Development Co., Ltd) issued two six-month post-dated checks amounted to $1,553,038 (RMB13 million) to the Huaqing. These two checks were discounted at around 2% to 3% for cash. Cash is used as additional working capital for Huaqing.
                Note 3 Huaqing Capital per tax filing report in China was larger than that of the management accounting records. The management accounting record reflects the actual cash invested by the shareholders.
                                      F-22

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                 Note 4 The 2003 beginning retained earning does not agree with 2002 closing retained earning. During the audit, it was noted that there were different sets of accounting records and the records cannot be fully reconciled.

               b)Acquisition   of   Guangzhou   Newhuasun   Computer   Co.,  Ltd
                 ("Newhuasun") in China

               The Company acquired 45% equity interest with 10% proxy right of Newhuasun via its wholly owned BVI subsidiary, HRCT, on April 24, 2003.

               The total consideration for the acquisition was valued at $3,304,597, paid by the issuance of 13,769,156 common shares at value of $0.24 per share of Hartcourt, the newly issued common shares are restricted under Rule of 144 of the securities laws.
               Under the agreement, Newhuasun guaranteed to generate a net operating profit of $543,596 (RMB 4.5 millions) and income of $48.3 millions (RMB 4 billion) for the current year ended December 31, 2003. The Company has the right to cancel the sales agreement, if Newhuasun cannot meet the profit and income promised.
  Newhuasun
  Condensed balance sheet
  As of acquisition date April 30, 2003
CURRENT ASSETS
  Cash and cash equivalent                     $   515,648
  Account receivables                               11,242
  Inventories                                      945,235
  Prepayment, deposit & others                     307,722
  Due from related parties                       1,338,357
                                               -----------
TOTAL CURRENT ASSETS                             3,118,204
                                               -----------
   Properties & equipment, net                      (5,813)
                                               -----------
TOTAL ASSETS                                     3,112,391
                                               ===========
LIABILITIES & SHAREHOLDERS' EQUITIES
CURRENT LIABILITIES:
   Short term loan                                 613,779
   Accrual and other payables                    1,028,482
                                               -----------
TOTAL CURRENT LIABILITIES                        1,642,261
                                               -----------
SHAREHOLDERS EQUITIES
   Common stock                                $   241,598
   Accumulated profit                            1,228,532
                                               -----------
TOTAL SHAREHOLDERS' EQUITIES                     1,470,130
                                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITIES   $ 3,112,391
                                               ===========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

           Guangdong Newhuasun has experienced tight cash flow conditions, with little capitalization. This company incurred losses and thus may be considered as a going concern, after the year ended December 31, 2003. The financial statements do not include any adjustment or accrual to reflect the facts (see Note 2p, Going Concerns)

           Note 1 Banks loans are secured by NewHuaSun's fixed deposits, inventories and directors' personal guarantee. Note 2 The 2003 beginning retained earning did not agree with the 2002 ending balance. During the audit, it was noted that there were different sets of records which cannot be reconciled nor restructured to meet the US standards.

               c)Acquisition  of  Shanghai  Guowei  Science and  Technology  Ltd
                 ("Guowei") in China
                 ---------------------------------------------------------------

               The Company acquired 45% equity interest of Guowei via its wholly owned BVI subsidiary, HRCT, on April 30, 2003. The total consideration for the acquisition was $4,345,517 which was paid by with the issuance of 10,863,792 common shares of the Company, restricted under Rule of 144 of the securities laws, at value of $0.4 each (equivalent to $4,345,517). Under the agreement, Guowei is guaranteed to generate a net profit of $422,797 (RMB3.5 millions) and turnover of $36.2 millions (RMB300 millions) for the year ended. HRCT has the right to cancel the sales and purchase agreement if Guowei cannot meet the requirements.

      Guowei
      Condensed balance sheet
      As of acquisition date April 30, 2003
       CURRENT ASSETS
 Cash and cash equivalent       $1,000,653
 Account receivables               627,012
 Inventories                     1,529,786
 Prepayment, deposit & others      536,934
 Due from related parties          733,752
                                ----------
TOTAL CURRENT ASSETS             4,428,137
                                ----------

 Properties & equipment, net       160,221
 Other investment                  422,797
                                ----------
                                   583,019
                                ----------
                                ----------
 TOTAL ASSETS                    5,011,156

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

   LIABILITIES & SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
  Bank loan                                        362,398
  Account payables                               2,942,283
  Accrual and other payables                       685,027
                                               -----------
TOTAL CURRENT LIABILITIES                        3,989,708
                                               -----------

SHAREHOLDERS EQUITIES
  Common stock                                   1,328,791

  Accumulated profit (loss)                       (307,343)
                                               -----------
TOTAL SHAREHOLDERS' EQUITIES                     1,021,448
                                               -----------

                                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITIES   $ 5,011,156
                                               ===========


               The following  facts are  disclosed  for the  GuoWei's  financial position as of December 31, 2003

                Note 1 Banks loans are secured by GuoWei director's property and corporate guarantee of an affiliate, Huaqing. Note 2 During the audit, it was noted that the company's China tax invoices cannot be reconciled during the year of 2003.
                Note 3 The total amount of share capital as stated in the report solely for the tax filing purpose was larger than that of the amount as stated in the management accounting records. The management accounting records reflect the actual cash invested by the shareholders while the tax filing report only records the nominal amount of share capital of the company so as in compliance with the China regulation.
                Note 4 The 2003 beginning retained profit does not agree with 2002 ending retained profit. During our audit, it was noted that there were different sets of accounting records and those records cannot be fully reconciled nor restructured to meet the US standards.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     d) Acquisition of Wenzhou ZhongNan Computer Group of Companies ("ZhongNan")
------------------------------------------------------------------------

     The Company  acquired 51% equity  interest of ZhongNan via its wholly owned
BVI subsidiary, HRCT, on June 28, 2003. The total consideration for the acquisition was $5,011,353 millions, which was paid by the issuance of 8,415,370 common shares of the Company at value of $0.5955 each.

     Restricted under Rule of 144 of the securities laws, under the agreement, ZhongNan promised to generate a net profit of $326,158 (RMB2.7 millions) and income of $24.16 millions (RMB200 millions) for the year ended 2003. HRCT has the right to cancel the sales agreement and divested ZhongNan, if ZhongNan cannot meet the requirements performance.
--------------------------------------------------------------
ZhongNan
--------------------------------------------------------------
Condensed balance sheet
--------------------------------------------------------------
As of acquisition date April 30, 2003
--------------------------------------------------------------
CURRENT ASSETS
--------------------------------------------------------------
Cash and cash equivalent                          $    137,075
--------------------------------------------------------------
Account receivables                                  1,262,530
--------------------------------------------------------------
Inventories                                          1,281,993
--------------------------------------------------------------
Prepayment, deposit & others                         1,152,190
--------------------------------------------------------------
TOTAL CURRENT ASSETS                                 3,833,788
--------------------------------------------------------------
Properties & equipment, net                              9,602
--------------------------------------------------------------
TOTAL ASSETS                                         3,843,390
--------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
--------------------------------------------------------------
CURRENT LIABILITIES:
--------------------------------------------------------------
Bank loan                                              205,359
--------------------------------------------------------------
Bill payables                                          120,799
--------------------------------------------------------------
Account payables                                        87,183
--------------------------------------------------------------
Accrual and other payables                           1,913,051
--------------------------------------------------------------
TOTAL CURRENT LIABILITIES                            2,326,392
--------------------------------------------------------------
SHAREHOLDERS EQUITIES

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



--------------------------------------------------------------
Common stock                                         1,449,591
--------------------------------------------------------------
Accumulated profit                                      67,407
--------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITIES                         1,516,998
--------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITIES      $  3,843,390
--------------------------------------------------------------

     In addition, the following notes were made to better disclose the financial position of ZhongNan as of December 31, 2003

     Note 1 Banks loans are secured by ZhongNan's fixed deposits.


THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

     e) Investment in Genius Technology International Limited ("GTI")

     During the year of 2003, the Company via its wholly own BVI subsidiary disposed off Sinobull Information Co., Ltd to a non-related company (GTI) in exchange for the approx 17% (57,826,793 shares at value of 0.0071 each, amounted to $410,163) interest of GTI.

     f)  Investment  in Guowei  Digital  Science  and  Technology  Ltd  ("Guowei
      Digital")

     Guowei Digital is a 70% owned subsidiary of Guowei. With the acquisition of Guowei via the HRCT, the Company ultimately owns 31.5% equity interest of Guowei Digital. During the year ended December 31 2003, the Company recorded a total investment amount of $422,797 in Guowei Digital.

     g) Investment in HangZhou Huaqing Corporate Development Co., Ltd ("HZ Huaqing")

     HZ Huaqing is a 55% owned subsidiary of Huaqing. With the acquisition of Huaqing via the HRCT, the Company ultimately owns 28.05% equity interest of HZ Huaqing. During the year ended December 31 2003, the Company recorded a total investment amount of $672,876 in HZ Huaqing.

     h) Investments-Under Cost method

     The following is a summary of investments under the cost method as of December 31:

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


                                                             2003          2002
                                                          ----------    --------

Investment in Education Program                            $100,000     $100,000
Investment in Haike Caijin                                        0       30,000
eMPACT                                                      300,000      300,000
Investment in GTI (see 3e)                                  410,163            0
Investment in Guowei Digital (see 3f)                       422,797            0
Investment in HZ Huaqing (see 3g)                           672,876            0
                                                         ----------    ---------
Total investment                                          1,905,836      430,000
Provision on other investment                             (400,000)            0
Total                                                    $1,505,836     $430,000
                                                         ----------    ---------
     Hartcourt consolidated loss included the investment income ($197,833) of Hanzhou Huaqing Corp Development Co.("Hanzhou Huaqing") and the consolidated balance sheet included the investment of Guowei Digital Science & Technology Ltd and Hanzhou Hauqing were $422,797 and $672,876, respectively in 2003.

NOTE 4  FOREIGN OPERATING RISKS

               The main business and the operations of Hartcourt are located in China as of December 31, 2003. The income generated in China represents the majority income of Hartcourt for the year 2003, ended on December 31.

               Operating business in a foreign country such as China is different that of United States. The Chinese business environment uses different languages, and has different business culture, management practice as well as legal practices, which are not normally accustomed to that of the United States. A special attention is needed to evaluate the foreign risk contingency. No special liabilities reserve is made in the accompanying financial statements for the years ended on December 31, 2003 and 2002 to reflect these foreign operating risks. This foreign business risks and contingencies should call for a special attention to the readers of Independent Auditors Report.

Note 5  COST OF GOODS SOLD

               As mentioned previously, the Management after acquired the four subsidiaries has constructed the inventory figures for each of the four entities acquired before the year ended December 31, 2003. The inventory balances together with the detailed purchases of inventories and sales records were used to serve as a reasonable basis for the computation of Cost of Good Solds during the years 2003 and 2002, as $106,082,763 and $362,382 respectively.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 6  NET OPERATING LOSS

               The company has incurred losses as result of its continuing operations for the years ended December 31, 2003 and 2002 in the amount of $678,291 and $3,473,451, respectively.


NOTE 7 ACCOUNTS RECEIVABLE

               Accounts receivable as of December 31, 2003 and 2002 consisted of the following:

                                                  2003                   2002
                                           ---------------         -------------
     Accounts receivable                      $ 4,017,087            $ 1,376,269
     Less: allowance for doubtful accounts              0            (1,115,963)
                                           ---------------         -------------
                                              $ 4,017,087               $260,306
                                           ===============         =============

              There were $4,017,087 and $260,306 accounts receivable for the years ended December 31, 2003 and 2002 respectively. Of the 2003 account receivables of $4,017,087, $3,385,335 was related to the receivables of the four foreign subsidiaries acquired in the current year. Proper doubtful debts were written off on conservative basis in the year of 2002, therefore no further provisions are needed.

NOTE 8   RECEIVABLES FROM RELATED PARTIES

              Receivables   from  related   parties  as  of  December  31,   are
              summarized as follows:

                                                          2003            2002
                                                      ----------     -----------
   Due from a minority shareholder (Note 1)           $  472,089     $         0
   Due from the directors of the subsidiaries (Note 2)   840,870               0
   Due from a related company (Note 3)                   621,835               0
                                                      ----------     -----------
   Total receivables                                  $1,934,794     $         0
--------------------------------------------------------------- ----------------

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

             Note 1 The amount was due to Huaqing (51% owned subsidiary of the Company, a related party) by its shareholder through business transactions.
             Note 2 Of the $840,870, the amount of $367,416 was due to Guowei (45% owned subsidiary of the Company) by its director, and $473,454 was due to Guowei Digital (31.5% owned associated company of the Company, a related party) by its director through business transactions.
             Note 3 The amount was due to Newhuasun (45% owned subsidiary of the Company) by its related company through business transactions.

    All the above balances are unsecured, interest free and repayable on demand.

NOTE 9   NOTES RECEIVABLE
Notes  receivable  as of December  31, 2003  and  2002 consist of the following:

                                                        2003          2002
                                                       ------        ------

     Note receivable from Edda Ltd.,  interest
     at 6% per annum,  quarterly  payments  of
     $50,000 plus   interest  with  a  balloon
     payment of  $2,715,772  due  December  1,
     2006,   secured  by  the   tangible   and
     intangible assets of Edda, Ltd.                  $2,027,509   $1,956,012

     Note   receivable   from   Shanghai  Wind
     Information   Co.,   Ltd.,  non  interest
     bearing, non-secured and due on demand              338,573      439,759

     Loan   receivable   from  Beijing   Total
     Solutions  System,   Ltd.,   non-interest
     bearing,  due on demand,  convertible  by
     the  company  into 5% of the  outstanding
     common stock, unsecured                              70,000       70,000
                                                      ----------   ----------
     Total                                            $2,436,082   $2,465,771

     Summary of notes receivable:

     Current portion                                  $  608,573   $  709,759
     Non-current portion                               1,827,509    1,756,012
                                                     -----------  -----------
     Total                                            $2,436,082   $2,465,771
                                                     ===========  ===========

     The Company recorded a provision for doubtful accounts of the above notes receivable $101,876 and $0 for the years ended December 31, 2003 and 2002 respectively.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 10  RELATED PARTY TRANSACTIONS

     There are numerous related parties transactions incurred in the years ended December 2003 and 2002:

     a) Huaqing, a 51% owned subsidiary of the Company, sold $19,154,916 (RMB 158,568,227) computer monitors to its minority shareholder (Shanghai Huaqing Economic Development Co., Ltd) at a small profit during the year of 2003.

         Huaqing   sold   $10,248,626   (or   RMB84,840,180)   monitors  to  its
         unconsolidated subsidiary at a small profit as of December 31, 2003.

         Huaqing collected rental income and interest income amounted to $10,147
         (or  RMB84,000)  and  $11,925  (or  RMB98,720)   respectively  from  an
         associated company as of December 31, 2003.

         A shareholder of Huaqing issued two (2) post-dated checks of amount $1,553,038 (or RMB13 million) to Huaqing, the checks were then discounted for cash by a bank as working capital to finance Huaqing operation.

     b) Newhuasun, a 45% owned subsidiary of the Company, sold $10,248,626 (or RMB84,840,180) monitors at small profit to its related company as of December 31, 2003.

     c) Guowei, a 45% owned subsidiary of the Company, purchased $590,629 (or RMB4,889,341) computer accessories at a discount from its subsidiary as of December 31, 2003.

     d) Other related party transactions are disclosed on Note # 8, Receivables From Related Parties

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 11  PROPERTIES AND EOUIPMENT

     The balances of Company properties and equipment as of December 31, are summarized as follows:

                                                    2003              2002
                                                 -------------    --------------
     Computer and transmission equipment            $       0         $ 974,241
     Building                                         357,463                 0
     Office equipment and computers                   209,103           402,502
     Furniture and fixtures                            27,875           183,225
     Leasehold improvements                                 0            21,236
     Vehicles                                         315,712            13,090
     Computer equipment held under capital lease            0                 0
                                                 -------------    --------------
                                                      910,153         1,594,294
     Less: accumulated depreciation                  (223,717)       (1,119,773)
                                                 -------------    --------------
     Properties and equipment, net                  $ 686,436        $  474,521
                                                 =============    ==============

     Depreciation expenses for the years ended December 31, 2003 and 2002 are $91,068 and $342,147 respectively.

NOTE 12  INTANGIBLES

     Goodwill  of  12,926,782  (net  of  disposals)   resulting  from  the  2003
     acquisitions of subsidiaries is recorded under this account as of December 31, 2003. The balance consists of the following activities:

     a) Goodwill from the acquisition of HuaQing is summarized as follows:

                                                                         2003
                                                                    ------------
        Goodwill                                                    $  2,160,101
        Less: Disposal of subsidiaries                                         0
                                                                    ------------
        Goodwill, net                                               $  2,160,101
                                                                    ============

     b) Goodwill from the acquisition of NewHuaSun is summarized as follows:

                                                                         2003
                                                                    ------------
        Goodwill                                                    $  2,643,094
        Less: Disposal of subsidiaries                                         0
                                                                    ------------
        Goodwill, net                                               $  2,643,094
                                                                    ============

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           DECEMBER 31, 2003 AND 2002


c) Goodwill from the acquisition of GuoWei is summarized as follows:

                                                                         2003
                                                                    ------------
        Goodwill                                                    $  3,885,865
        Less: Disposal of subsidiaries                                         0
                                                                    ------------
        Goodwill, net                                               $  3,885,865
                                                                    ============

d) Goodwill from the acquisition of ZhongNan as of December 31, are summarized as follows:

                                                                         2003
                                                                    ------------
        Goodwill                                                    $  4,237,722
        Less: Impairment                                                       0
                                                                    ------------
        Goodwill, net                                               $  4,237,722
                                                                    ============

     Goodwill from the acquisition of Hartcourt Companies Ltd., incurred during 2002, has been written down. The reconciliation of the $1,562,788 with the remaining net amount of $ 624,689 as of December 31, 2002 was written down to $0 in 2003 as follows:

                                                        2003            2002
                                                   ------------    ------------
        Goodwill                                   $  1,562,788    $  1,562,788
        Less: Impairment                             (1,484,106)       (859,417)
        Less: Accumulated depreciation                  (78,682)        (78,682)
                                                   ------------    ------------
        Goodwill, net                              $          0    $    624,689
                                                   ============    ============

NOTE 13  DISCONTINUED OPERATIONS

In April of 2003, Hopeful Internet Technology Limited ("HIT"), a 51% owned subsidiary of the Company, disposed off its wholly owned foreign subsidiary, Shanghai Sinobull Information Corp. Ltd. to a non-related party. According to the sales agreement, HIT received 57,826,793 common shares (or equivalent to 17% ownership) of the buyer. The company recorded a loss of $69,123 in connection with the disposal.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



In June of 2003, AI Aisa Inc ("AI"), a wholly owned subsidiary of the Company, disposed off all its 85% interest in Logicspace Asia Ltd ("Logicspace") to a non-related party. According to the sales and purchase agreement, AI received cash of $10 together with an option to purchase up to 49% equity interest of the buyer for $10. The Company recorded a loss of $4,440 in connection with the disposal. As of December 31, 2003, the Company did not exercise the option.

In June of 2003, Hartcourt Company Ltd ("HRCT"), a wholly owned subsidiary of the Company, entered into two (2) sales agreements to dispose off all its 85% interest in StreamingAsia Ltd ("Streaming") and SyndicateAsia Ltd ("Syndicate"). According to each sale agreement, HRCT received a cash of US$10, together with an option to purchase up to 49% equity interest of the buyer. As of December 31, 2003, the company did not exercise the option. The company recorded a total gain of $472,518 in connection with these disposals.

In November of 2003, Tiandi Hulian Technologies Ltd ("Tiandi"), a 51% owned subsidiary of the Company, was stroke off in Hong Kong and a loss of $234,179 was recorded.

Hartcourt Capital Ltd ("HRCT Capital") and Hartcourt Capital Asia Ltd ("HRCT Asia"), two wholly owned subsidiaries of the Company, were being stroked off in Hong Kong in August of 2003 and in February of 2004 respectively. As a result of these closed down, losses of $4,550 and $4,585 were recorded for the disposals respectively.

During the year of 2003, the Company signed an agreement to sell all its 58.53% equity interest in Financial Telecom Limited ("FTL"), a subsidiary with operating losses in the past two year and negative retained earning, to Financial Telecom Limited (USA) Inc. ("FLT NV", a related company) in exchange for 15 millions of FTL NV shares. On October 9, 2003 and October 14, 2003, the Company filed two preliminary information (Schedule 14C) with the SEC to distribute all of its shares in FTL NV to the Company's shareholders recorded on October 17, 2003. The Company has not distributed the 15.1 millions shares of FTL NV to the specific shareholders as of December 31, 2003, instead shares were kept by the Company in trust.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

Information relating to the operations of the subsidiaries up to the periods of disposal during the year ended on December 31, 2003 is as follows:

Loss on discontinued operation
             Sinobull                    FTL           Others              Total
----------------------- -------------------- ---------------- ------------------
Revenue      $ 91,268              258,528                 0          $ 349,796
----------------------- -------------------- ---------------- ------------------
 Less:
Expenses      140,778              255,814                 0            396,592
----------------------- -------------------- ---------------- ------------------
             $(49,510)               2,714                 0            (46,796)
----------------------- -------------------- ---------------- ------------------

NOTE 14   BANK LOANS

As of December 31, 2003, there are 4 bank loans, secured, and with interests. The summary of this loans is as follows:

                             Interest
                               rate
Subsidiaries   Amount          (Per    Due Date
Name                          annual)                   Secured By
------------- ------------ ----------- -------- ----------------------------------------
Wenzhou       $ 120,793      4.00%     2/2004    Fixed deposit amounting to RMB 1 million
ZhongNam

Huaqing       $ 376,048      4.80%     10/'2004  Properties & subsidiaries Director
                                                 Personal Guarantee

Guowei        $ 362,398      4.86%     9/2004    Corporate & Director Guarantees
                                                 Personal properties

Newhuasun     $ 724,734      5.00%     10/2004   Subsidiaries Director / Financial
                                                 controller
                                                 of Hartcourt personal guarantee
              ------------
              $ 1,583,973
              ============

The loan for the current and prior years ended December 31, 2003 and 2002 is as follows:

                                                             2003           2002
                                                       ----------     ----------
                      Current portion                  $1,583,973     $        0
                      Non current portion                       0              0
                                                       ----------     ----------
                      Total Bank loan                  $1,583,973     $        0
                                                       ==========     ==========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 15   SHORT-TERM LOANS

     As of December 31, 2003, there is 2,096,536 of short term loan outstanding, as follows:

                                                   2003                 2002
                                            -----------------    ---------------
        Current portion                     $       2,096,536    $             0
        Non current portion                                 0                  0
                                            -----------------    ---------------
        Total Short-term loans              $       2,096,536    $             0
                                            =================    ===============



     Of the $2,096,536 short-term loan, $1,612,977 was borrowed by NewHuaSun from its three (3) non-related companies, with 1% and 3% interest rates bearing per annum, and $4,831 (RMB40,000) interest per month. The remaining balance of $483,559 short term loan was borrowed by ZhongNan from its related parties, which is unsecured, interest free and repayable on demand.


NOTE 16  LOAN FROM STAFF

     Huaqing, a 51% owned subsidiary of the Company, issued short-term bond to its staff and employees to raise additional working capital. The bond is with 10 % interest per annum and payable at the end of the year. As of December 31, 2003 the amount was not settled.

NOTE 17  NOTES PAYABLE

     Notes payable are summarized as follows:

                                                       2003            2002
                                                 ---------------- --------------
        Current-portion                                     $   0      $  18,988
        Non-current portion                                     0              0
                                                 ---------------- --------------
        Total                                               $   0      $  18,988
                                                 ================ ==============

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
                           DECEMBER 31, 2003 AND 2002

NOTE 18  PAYABLES TO RELATED PARTIES

     Payables to related parties as of December 31, are summarized as follows:

                                                     2003               2002
                                                 --------------  ---------------
Payable to shareholders                          $      685,370  $     1,343,011
Payable to affiliated companies (Note 1)              1,450,301                0
                                                 --------------  ---------------
                                                 $    2,135,671  $     1,343,011
                                                 ==============  ===============

     Note 1 Guowei Digital Science and Technology Ltd and HangZhou Hauqing Corporation Development Ltd are 31.5% and 28% owned affiliated companies of Hartcourt, with the overdue payable of $378,311 and $1,071,990 respectively, as of December 31, 2003.

NOTE 19  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities as of December 31, are summarized as follows:

                                                  2003                2002
                                                ------------         -----------
Accrued officer's salaries                      $   73,971           $    81,632
Accrued director's fee                              21,000                48,000
Accrued taxes                                       46,217                     0
Accrued legal settlement                                 0               100,000
Accrued professional fees                           30,000                30,000
Other current liabilities                          103,687                97,633
                                                ------------         -----------
Total                                           $  274,875           $   357,265
                                                ============         ===========

     The additional $1.3 million legal provision is recorded under Commitments & Contingencies, of the current liability section of balance sheet.

NOTE 20   DUE TO SHAREHOLDERS

     The Company has signed stock sales agreement with its two shareholders Enlight Corporation Ltd ("Enlight") and Chateau D'orly Ltd ("Chateau"), to raise additional working capital for its operations. There are $150,000 and $79,936 payables due to Enlight and Chateau respectively, as of December 31, 2003. These amounts will be settled by the issuance of the Company's common shares at a discount, based on the market price at the time of signing of the contract to these two shareholders. Enlight is a major shareholder of Hartcourt which owns 16,922,640 common shares of Hartcourt (or equivalent to 9.8% of the total issued and outstanding Hartcourt shares), based on the stocks transfer agent records, as of December 31, 2003.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 21  COMMITMENTS AND CONTINGENCIES

     A) Employment Agreements

     The founder, Former CEO of the Company, Mr. Alan Phan retired from the position of CEO in 2002, and from Chairman in 2003. Mr. Manui, former CFO resigned in 2002. As a result, the current senior management including both CEO and CFO, are recruited to the key management positions in 2002 and 2003. The employment agreements stipulate that senior executives, CEO and CFO of the Company, can be terminated without causes with a written notice of 90 days or less. This clause can be a potential contingency to the Company in light of the fact that the Company is a public company which may require higher standards of corporate governance.

     On June 1, 2003, the Company renewed his employment contract with its Chairman and CEO, Mr. David Chen to provide salary, shares option, and other fringe benefits through May 31, 2004. Minimum salary payments under the contract amounted to $150,000 per year. Payments to the CEO will be made in equal monthly installments of $6,250 cash and $6,250 worth of the Company's common shares at fair market value on the first day of each month. The average 20 days trading price of the Company prior to the first day of each month will be used to calculate this compensation amount. During the year of 2003, Mr. Chen received 112,133 shares (valued at $11,750) and $68,750 cash for his compensation. As of December 31, 2003, there is no long-term employment agreement for Mr. Chen as of December 31, 2003. As a result, Mr. Chen's employment contract will be expired on May 31 2004.

     On December 1, 2003, the Company recruited Ms. Carrie Hartwick as its President & CFO. The contract provides salary, shares option, and other fringe benefits through November 30, 2004. Minimum salary payments under the contract amounted to $100,000 per year. Payments to the CFO will be made in equal monthly installments of $5,000 cash and $5,000 worth of the Company's common shares on the first day of each month. The average 20 days trading price of the Company prior to the first day of each month will be used to calculate this compensation amount. During the year of 2003, Ms. Hartwick received $5,000 cash for her compensation. Ms Hartwick's employment will be expired in November of 2004. One year employment contract may not attract and retain qualified persons for the senior positions, thus can be a potential contingency to Hartcourt.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     B) Operating Leases

     The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through December, 2004. The non-cancelable operating lease agreements require that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Laws. Rental expenses for the years ended December 31, 2003 and 2002 were $611,161 and $162,006, respectively.

     The future minimum annual lease payments required under the operating leases are as follows:

                            Year Ending December 31 Payments
                            --------------------------------
                               2004                          $596,565
                               2005                           255,043
                                                             --------
                            Total future lease payments      $851,608
                                                             ========

     (C) Consulting Agreement

     The  Company  has  entered  a  consulting   agreement  with  a  controlling
     shareholder, Mr. A Phan, to provide consulting services, who had been employed by the Company as its Chairman & CEO before the year of 2002, to provide salary and shares option through December 31, 2004. Minimum salary payments under the contract currently amounted to $1 per year and an option to purchase three (3) million common shares of the Company at the closing price of the Company on the first day of each year. As the consulting service is imperative to the operations of the Company, a possible loss of this consultant may be a potential operating risk to the Company.

     (D) Legal Proceedings

     a) In Securities and Exchange Commission vs. The Hartcourt Companies, Inc.
     --------------------------------------------------------------------------
     United States District Court for the Central District of California Case No. CV03-3698LGB (PLAx), the Securities and Exchange Commission has filed a complaint for the alleged securities violations. The complaint alleges that the company illegally used an S8 registration statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by the Company from September 9, 1999 through November 18, 1999. The SEC is seeking disgorgement from the company of approximately $800,000 civil penalties and interest, as well as an injunction against future securities law violation. The Company's potential liability is approximately $1,300,000. The Company denies the allegation and plans on vigorously contesting this litigation. During the year of 2003, a provision of $1.3 millions was made to cover this potential legal risk.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     b) Apollo Financial Network, LLC vs. Hartcourt
     ----------------------------------------------
     Apollo Financial Network filed an action for breach of contract arising out of a consulting agreement which was canceled in January of 1999. The matter was settled when the Company stipulated to enter of judgment in the amount of $11,500, which represented an amount less than the projected costs of defense. Judgment in such an amount was entered against the Company on November 20, 2002.

     c) Charles Hogue vs. The Hartcourt Companies Inc.
     -------------------------------------------------
     Charles Hogue claimed a finder's fee for introducing The Hartcourt Companies, Inc to a potential acquisition target. The Hartcourt Companies, Inc, sent a check to Mr. Hogue in the amount of $40,500 for such finder's fee, but Mr. Hogue demanded that he be paid in shares of The Hartcourt Companies, Inc., which the amount of shares are in dispute. The Hartcourt Companies, Inc's Florida counsel failed to timely file an answer to the complaint, and a default judgment in the amount of $2,901,752 was entered on January 31, 2001. The Hartcourt Companies, Inc. brought a motion to set aside the default, which was denied, and for which The Hartcourt Companies, Inc. appealed. The appellate Court ruled in favor the Company and reversed the verdict as well as dismissed the complaint for lack of jurisdiction. Mr. Hogue has until the middle of the year of 2005 to bring an action in California, against the Company. The probable legal liability for The Hartcourt Companies, Inc. is approximately $32,000.

     d) Comerica Bank - California vs. Pego Systems, Inc
     ---------------------------------------------------
     The Hartcourt Companies, Inc., was named as a co-defendant as a guarantor of a promissory note, along with co-guarantor Enova Holdings, executed by a former subsidiary, Pego Systems, Inc. The parties executed a stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego Systems, Inc. As co-guarantor, the Company liabilities could be approximately $600,000 or less, with the amount decreasing upon payment by Pego Systems, Inc., and Enova Holdings. In addition, certain assets of Enova Holdings have been held in trust for the benefit of Commerica only, which should be sufficient to accomplish a resolution and settlement of the Commerica judgment without the need for any contribution by the Company.

     e) The Company Is Also A Party Possibly Subject To Various Claims And Legal
     ---------------------------------------------------------------------------
     Proceedings arising out of the normal course of its business.  These claims
     -----------
     and legal proceedings relate to contractual rights and obligations and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period,

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

     f) Potential Liabilities Relating To the Ceased Subsidiaries.
     ------------------------------------------------------------
     As mention in Note # 1, General, that the Company ceased the operations of many subsidiaries, during the year of 2003. Some of these companies not being legally dissolved are still legal entities as of December 2003. The Company with its subsidiaries located in various geographic locations in Hong Kong, China, US, and BVI, are subject to different legal jurisdictions and laws. Each of the entities may subject to potential claims, or has un-fulfilled obligations or/and litigations due to the cessations of operations and/or dismissals of prior employees. No risk exposure study was performed to identify the related financial risks and potential liabilities to the Company as of December 31, 2003. The Company management and its legal advisor were unable to provide an estimate of the potential risks.

     g) Potential Liabilities Relating To the Tax Liabilities to US Taxing
     ---------------------------------------------------------------------
     Authoritiesand Foreign Taxing Agents
     ------------------------------------

     As mentioned in the Independent Audit Report, that Hartcourt has not prepared its US Federal and state corporate tax filings for its operations ended December 31, 2002 which is overdue, as of December 31, 2003. Hartcourt management believes that Hartcourt incurs losses in the past, thus is late for the preparation of its 2002 US tax returns. Management also indicated that the Chinese sales tax returns were filed on a monthly basis to the local Chinese taxing authorities. Hartcourt's tax liabilities in China are limited, because the acquisition agreements contain a clause that the Chinese original owners of the acquired entities are to bear all tax liabilities prior to Hartcourt's acquisitions. As mention in Note # 3, Acquisition and Investments, the records of the four acquired subsidiaries were not being reconstructed to determine the tax liabilities, which may due to the Chinese taxing authorities. (See Note #23, Income Tax)

NOTE 22  SHAREHOLDERS' EQUITY

     (A) Capitalization The total number of equity shares which the Company has the authority to issue is 260,001,000. It consist of 250,000,000 shares of common stock, $0.001 par value, 1,000 shares of original preferred stock, $0.01 par value (the Original Preferred Stock), and preferred series A, B, C, D, and AB stock are 4,000, 2,000, 1,500, 10,000 and 25,000 respectively.
     The total common shares of the company issued and outstanding as of December 31, 2003 and December 31, 2002 are 171,157,104 and 88,518,023,
     respectively.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

     The holders of Original Preferred Stock are entitled to convert each share of Original Preferred Stock into 1,000 shares of paid and non-assessable common stock. The original preferred shares are owned by the Former Chief Executive Officer of the Company.

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

     (D) Series A 9% Convertible Preferred Stock Non-voting convertible preferred stock, 4,000 shares authorized with a stated value of $1,000 per share. Holders of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series A convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends to the date of redemption. No Series convertible preferred stocks were issued and outstanding as of December 31, 2003.

     (E) Series B 9% Convertible Preferred Stock

     Non-voting convertible preferred stock, 2,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series B convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. No Series B convertible preferred stocks were issued and outstanding, as of December 31, 2003.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     (F) Series C Redeemable Preferred Stock

     Non-voting, non-participating redeemable preferred stock, 1,500 authorized, with a par value of $1,000 per share. Series C preferred stock is junior to the original preferred stock and any other class or series of capital stock of the Company which are specifically ranked senior (senior securities). Series C preferred stock is redeemable at any time, at the discretion of the Company, at a redemption price of $1,000 per share. No Series C redeemable preferred stocks were issued and outstanding, as of December 31, 2003.

     (G) Series D Convertible Preferred Stock

     Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at par with holders of the Company's common stock, as if the Series D Convertible Preferred Stock had been converted into common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its bolder, at any time, into a number of shares of common stock of the Company at a conversion rate equal to $1,000 divided by the market price of the Company's common stock. No Series D convertible preferred stocks were issued and outstanding, as of December 31, 2003.

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

     (I) Common Stock Issued for Cash

     During 2003, the Company issued 31,298,535 shares of common stocks for cash of $809,168 for working capital.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     During 2002, the Company issued 7,417,520 shares of common stock to individuals for cash of $670,833.

     (J) Common Stock Issued for Services

     During 2003, Hartcourt issued 2,174,667 shares of common stock valued at $162,421 to various consultants for their professional and legal services.

     Of the total shares issued 589,460 shares of common stock for services to four Directors of the Board, and two Member of Audit Committee of the Company with a fair value of $64,750. The Company issued 3,443,107 shares of common stock to Hartcourt CEO and CFO, and a consultant (who was the Chairman, founder of the Company) in lieu of compensation for services with a fair value of $359,816.

     During 2003, Hartcourt issued 1,857,900 shares of common stock valued at $262,145 to staff, officers, former officers and directors in lieu of compensation and services.

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

     (K) Common Stock Issued for Warrants

     During the year of 2003, 714,794 common stocks were issued for warrant.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     During the year of 2002, no common stock was issued for warrants.

     Swartz Private Equity, LLC exercised its 800,000 warrants through cashless exercise and converted into 714,794 common stocks.

     (L) Common Stock Issued for Stock Options

     During 2003, David Y. Chen, exercised his 1 million stock options and the Board of Directors agreed to extend one more year of his remaining 1 million stock options granted in June 2002, which was expired on May 31, 2003.

     During the year of 2002, no common stock was issued for stock options.

     (M) Common stocks issued for investment and acquisition

     During 2003, the Company issued 50,349,243 shares of common stock in connection with the acquisition of Huaqing, GuoWei, NewHuaSun and ZhongNan.

     (N) Cancellation of shares

     On December 30, 2003, Hartcourt cancelled 4,756,058 shares collected from Elephant Talk.

NOTE 23      INCOME TAXES


             Hartcourt, a US company, is doing business mainly through its four foreign subsidiaries located in China for the year ended December 31, 2003. The Company is subject to both US taxes and China taxes for its overseas operations. As of December 31, 2003, the Company has not filed its US Federal corporate tax returns for the year ended on December 31, 2002 and 2003. Management claims it does not have tax liabilities to the US government in 2002 and 2003, because Hartcourt has recurring losses in the past years. Auditor takes an exception to the claim. As noted in Note# 21, Commitments and Contingencies, that auditors were not provided enough information to verify the tax records of the Hartcourt operations both in the US and overseas. The management agrees to take an exception on the tax issues. As a result, we disclose that we were unable to reconcile the tax records of Hartcourt's operations and the accompanying financial statements does not include any provision to this potential tax liabilities to different taxing authorities thus qualify these tax issues. (See the Independent Auditor Report).

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


             The Company should have deferred tax assets for the tax effects of temporary differences between financial and tax reporting years ended December 31, 2003 and 2002. The deferred tax assets should consist primarily of net operating losses and impairments of investments and goodwill. The Company should be eligible to establish a 100% valuation allowance against the deferred tax assets at December 31, 2003 and 2002, because management is unable to determine if it is more likely than not that these net operating losses and impairments of investments and goodwill will be realized.

             Impairment of investments and goodwill may not deductible in 2003 or 2002 for income tax purposes. Losses on investments for income tax purposes may be taken in the year the respective transactions are completed. Goodwill can be amortized over fifteen years for income tax purposes or until the Company has disposed of its ownership in the entity in which the goodwill relates. Due to lack of sufficient tax information, the following analysis cannot be performed to reconcile the tax differences.

                Current:                         2003                  2002
                                          ----------------   -------------------
                Federal                   $           N/A    $            N/A
                State                                 N/A                 N/A
                Deferred-Federal and State            N/A                 N/A
                Change in Valuation Allowance         N/A                 N/A
                Income tax expense (benefit)          N/A                 N/A
                                          ----------------   -------------------
                                          $           N/A   $             N/A
                                          ================   ===================



             The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2003 and 2002, is estimated as follows:
                                                           2003        2002
                                                        ---------  -----------

             U.S. Federal income tax provision benefit  $    N/A   $ (196,138)
             Effect of net operating loss carry-forward      N/A      196,138
                                                        ---------  -----------
                                                        $    N/A   $        0
                                                        =========  ===========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


             Auditors make a disclosure on these potential tax liabilities, possibly due to both the US and foreign tax authorities in the accompanying financial statements. (See the Independent Audit Report) The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                   2003                2002
                                             -----------------   ---------------
        Deferred tax assets:
        Net operating loss carry-forward     $           N/A     $  4,554,438
        Total gross deferred tax assets                  N/A        4,554,438
        Less valuation allowance                         N/A       (4,554,438)
                                             -----------------   ---------------
        Net deferred tax assets              $           N/A      $          0
                                             =================   ===============


             The Company may have the US Federal and State net operating loss carry-forwards. The regular net operating loss carry-forwards, which are approximately the same as the alternative minimum tax net operating loss carry-forwards, if not utilized, will expire in varying amounts from 2004 through 2024, respectively for Federal and State. The realization of any future income tax benefits from the utilization of net operating losses may be limited. Federal and state tax laws provide that when a more than 50% change in ownership of a company occurs within a three-year period. The net operating loss may be limited. It has not been determined if such change has occurred.

             The valuation allowance at January 1, 2003 and the net change in the valuation allowance during the year ended December 31, 2003 has not been determined at this time.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 24       STOCK OPTION PLAN AND WARRANTS

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

             The following table summarizes the activity in the plan:

                                                                       Weighted
                                                                        Average
                                                          Number of    Exercise
                                                            Shares       Price

Shares under option at December 31, 2001                    320,000       1.30
Granted                                                   5,000,000       0.27
                                                      ---------------  ---------
Shares under option at December 31, 2002                  5,320,000       0.33

Granted                                                   8,000,000       0.29
Exercised                                                 1,000,000       0
Expired                                                      20,000       0
Canceled                                                  1,000,000       0
                                                      ---------------  ---------
Shares under option at December 31, 2003                 11,300,000       0.34
                                                      ===============  =========

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

             All stock options issued to employees have an exercise price not less than the market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in SFAB # 123, the Company's net loss and loss per share for the year ended December 31, 2003 and 2002 would not have changed.

             During the year of 2003, the Executive of the Company, exercised his 1 million stock options, and the Board of Directors resolved to extend his remaining 1 million stock options granted in June of 2002, to May 31, 2004.

             Additional information relating to stock options outstanding and exercisable at December 31, 2002 summarized by exercise price is as follows:

                          Options outstanding        Option Exercisable
--------------------------------------------------------------------------------
                               Weighted
                Number of       Average       Weighted     Number       Weighted
 Range of    Outstanding at   Remaining       Average  Exercisable at  Average
 Exercise     December 31,   Contractual     Exercise   December 31,   Exercise
   Price          2003            Life         Price        2003         Price

--------------------------------------------------------------------------------
$0.10 - 0.65     11,300,000     0.3 - 4.5 Year  $0.34     11,300,000      $0.34



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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

             Employment contract with Mr. D. Chen, Acting Chairman & CEO, was renewed and on June 1, 2003, options to purchase 3,000,000 shares of Hartcourt stock at a price of $0.48 per share was granted. On December 1, 2003, Hartcourt granted to Ms. Carrie Hartwick, CFO, options to purchase 1,000,000 shares of Hartcourt stock at a price of $0.65 per shares. The options were issued at the fair market value on the date of issuance therefore, no expenses was recorded.

             (B) Warrants

             As of December 31, 2003, there were 800,000 outstanding warrants to purchase 33,023,769 shares of common stock at $0.001 par value, ranging from $0.058 - $15.52 per share. During 2003, 800,000 warrants were converted into 714,794 shares of common stock through cashless exercise.

             On October 23, 2002, the Company agreed to issue 12 installments of 2,417,520 shares each month to Enlight valued at $850,000 for raising working capital. The Company also granted Enlight 29,010,239 warrants to purchase total of 29,010,239 common stock at $0.0586 per share. However, Enlight agreed to not exercise these warrants unless there is a buy out of the Company from any third party.

             In connection with facilitating an equity line of credit for Hartcourt, on January 26, 2000, the Company issued to a broker for brokerage services warrants to purchase 13,530 common shares at $15.52 per share that expires on January 25, 2004. The warrants were issued at fair value at the fair value on the date of issuance as required by SFAS# 123. The warrants were not material.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

             In connection with completion of a private placement of Hartcourt shares with PYR Management LLC, on March 6, 2001, the Company issued in total 4,000,000 of Class II warrants exercisable at $0.69375 per share of common stock and expires on January 26, 2005. The warrants were issued at fair value at the fair value on the date of issuance as required by SFAS# 123. The value of the warrants is a direct offering expense and accordingly, has been charged to equity in 2001.

             In connection with signing an investment agreement with Swartz Private Equity, LLC, on January 26, 2000, Hartcourt issued to Swartz warrants to purchase 400,000 shares at $13,10 per share that expire on January 25, 2004. The warrants were issued at fair value at the fair value on the date of issuance as required by SFAS 123. The value of the warrants is a direct offering expense and accordingly, charged to equity in 2000.

             During 2003, the warrant-holders converted to purchase 1,000,000 shares of common stock at prices ranging from $0.0488 to $0.049 for a total consideration of $38,070.

             During 2000, the warrant-holders converted to purchase 407,000 shares of common stock at prices ranging from $2.50 to $2.80 for a total consideration of $101,870.

NOTE 25  SEGMENT AND BUSINESS RELATED INFORMATION

             The Company has only one reportable segment (computer hardware trading) in the current year of 2003, as the other three segment of business are not material to the consolidated financial statements of the Company. While in the 2002, there are four reportable segments. Please see the 2003 vs. 2002 comparative table below, for details.

             Each segment is a strategic business that the Company manages separately because each business develops and sells products to a specific market. The four reportable segments available in 2002 are Computer hardware, trading and wholesaling of computer components, Financial Services, and wireless access systems. During the current year of 2003, the company included a substantial investments and acquisitions. The principal market for the Company's products is China. Foreign sales, primarily in China amounted to approximately $111,397,742 in 2003. The Chinese operations with assets of approx, $34,079,543, account for majority of the Company's consolidated assets in 2003. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from prospective operations. As a result, the components of operating loss for one segment may not be comparable to another segment. Segment results for 2003 and 2002 are as follows:

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                      Computer    Financial   Streaming
                      hardware     services     Media      Others      Total
                -------------------------------------------------------------
2003
Net sales          $110,540,456 $         0   $     0   $  857,286 $111,397,742
Loss from
operations            4,461,147           0         0      853,832    5,314,979
Depreciation
and amortization         78,290           0         0       12,778       91,068
Assets               30,229,864     801,865   112,379    3,127,236   34,271,344
Capital expenditures          0           0         0            0            0

              -----------------------------------------------------------------

2002
Net sales            $        0 $   929,567  $ 99,352   $  108,092 $  1,137,011
Loss from
operations                    0  (1,660,724) (414,692)    (474,586)  (2,550,002)
Depreciation
and amortization              0     338,424    21,606       11,749      371,779
Assets                        0   2,838,016   151,360    1,752,436    4,741,812
Capital expenditures          0           0         0            0            0

-------------------------------------------------------------------------------



NOTE 26       SUBSEQUENT EVENTS (un-audited)

                       o The  Company  acquired   additional  5.1%  interest  of
                         Newhuasun via memorandum of understanding, instead of sales and purchases agreement.

                       o In February 2004, the Company acquired 5.5% interest of
                         Guowei via a sales agreement.

                       o In February 2004, the Board of Directors of the Company
                         resolved to accept the resignation of a director, Mr. X.Y Li, and appoint Mr. Victor Wang to replace Mr. Li.

                       o In  February   2004,   Hartcourt  has  entered  into  a
                         conditional sales and purchase agreement to obtained 51% interest of Shanghai Computer ServiceNet Co.
                         ("ServiceNet"), Ltd. The purchase price for 51% interest of ServiceNet is US$2.5millions payable in 3,576,751 restricted common shares of Hartcourt, at US$0.61 per share, and an investment of US$364,000 into ServiceNet to strengthen its growth.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                       o During the year ended 2003, the Company  entered into a
                         conditional agreement for acquiring 51% ownership interest of Beijing Challenger Group ("Challenger"). The purchase price is US$3.8 millions payables in 6,324,748 restrict common shares of Hartcourt with a promise to invest $610,000 into one of Challenger subsidiaries. The significant influence is practiced in the year of 2004, therefore Challenger was not consolidated into the 2003 financial records.

                       o The Management of the Company has properly executed its
                         certification to Hartcourt financial statements in accordance with section 302 of The Sarbanes-Oxley Act of 2002, and believes that it has adopted the relevant sections of The Sarbanes-Oxley Act of 2002. Management also believes that Section 404 will be complied by Harcourt, when the section becomes applicable in 2005.

                       o To  standardize  and upgrade it operation  and internal
                         controls, Hartcourt is centralizing its accoutering operations and purchase an ERP software from E-Tone in March, 2004. The software will be implemented for all Hartcourt subsidiaries. A team of finance and IT staffs for the system implementation was formed and the implementation was underway with a subsidiary of Challenger in March, 2004. The ERP system will use the US format on chart of accounts and follow the US GAAP in compiling the financial data. This system will replace the various systems currently in use by the subsidiaries that Hartcourt inherited when it acquired these companies. The new ERP system will standardize the accounting activities and controls across the board and speed up the financial reporting process. In addition to the financial transactions, the purchase, warehouse operation, sales and human resource activities are all to be recorded and managed under the same ERP system. It will take approximately 18 months to finish the implementation across all subsidiaries

                       o In March of 2004, the Company  started its procedure to
                         restructure its subsidiary, Guowei Science and Technology Ltd. It is intended to dispose Guowei's shares while maintaining the assets of this subsidiary. Its objective is to form a new company. Guowei was acquired on a long term basis, by Hartcourt in April 2003. The restructure is scheduled to complete in 2004. Details will be disclosed when occurred in 2004.


                                      #####