Form 10KSB/A
period 2003-12-31
HARTCOURT COMPANIES INC
filed 2004-04-19
CIK 949427

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

Hartcourt dismissed Weinberg & Company, P.A. ("Weinberg) as its auditors effective August 15, 2002. Weinberg served as Hartcourt's independent auditors for the company's fiscal years ended December 31, 2001 and 2000. Weinberg's report on Hartcourt's consolidated financial statements for Hartcourt's fiscal year ended December 31, 2001 and 2000 (the "Reports") did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, however, they were modified to include an explanatory paragraph wherein they express substantial doubt about Hartcourt's ability to continue as a going concern. During the company's fiscal years ended December 31, 2001 and 2000, and during the period from January 1, 2002 until Weinberg's dismissal, there were no disagreements with Weinberg within the meaning of Item 304 of Regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements if not resolved to Weinberg's satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreements in connection with its reports.

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