Form 10KSB/A
period 2003-12-31
HARTCOURT COMPANIES INC
filed 2004-04-20
CIK 949427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                 Amendment No. 3
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    [Fee Required]

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

Transitional Small Business Disclosure Format (Check one):  [ ] Yes  [X] No

                                TABLE OF CONTENTS
                                -----------------

PART I
   Item 1.   Description of Business                                          4
   Item 2.   Description of Properties                                       23
   Item 3.   Legal Proceedings                                               23
   Item 4.   Submission of Matters to a Vote of Security Holders             23

PART II
   Item 5.   Market for Common Equity and Related Stockholders Matters       23
   Item 6.   Management's Discussion and Analysis or Plan of Operation       25
   Item 7.   Financial Statements                                            30
   Item 8.   Changes in and Disagreement with Accountants on Accounting
             and Financial Disclosures                                       30

PART III
   Item 9.   Directors, Executive Officers, Promoters and Control Persons:
             Compliance With Section 16(a) of the Exchange Act               31
   Item 10.  Executive Compensation                                          34
   Item 11.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                 37
   Item 12.  Certain Relationships and Related Transactions                  40
   Item 13.  Exhibits and Reports on Form 8-K                                41
   Item 14.  Principal Accountant Fees and Services                          45


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