Form 10QSB
period 2004-03-31
HARTCOURT COMPANIES INC
filed 2004-05-24
CIK 949427

------------------------------------------------------------------------------
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
 ------------------------------------------------------------------------------

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

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

As of March 31, 2004, The Hartcourt Companies, Inc. had 174,482,322 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):

                                            Yes [  ]                 No [ X ]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                 March 31, 2004
                                                                        Page
                                                                        ----
PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at March 31, 2004 (Unaudited)
        and December 31, 2003                                            F-3

        Consolidated Statements of Operations for the Three
        Months ended March 31, 2004 and 2003 (Unaudited)                 F-5

        Consolidated Statements of Shareholders' Equity for the
        Three Months ended March 31, 2004 (Unaudited)                    F-7

        Consolidated Statements of Cash Flows for the Three Months
        ended March 31, 2004 and 2003 (Unaudited)                        F-8

        Notes to the Consolidated Financial Statements                   F-9

Item 2. Management's Discussion and Analysis or Plan of Operations      F-22

Item 3  Controls and Procedures


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

Item 2. Changes in Securities                                           F-28

Item 6. Exhibits and Reports on Form 8-K                                F-29

Signatures                                                              F-30

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


Part I
Item 1

                                                  March 31, 2004  December 31,
                                                   (Unaudited)        2003
                                                  -------------- --------------
ASSETS

Current assets:
 Cash and cash equivalents                         $  6,837,164   $  2,486,103
 Accounts receivable, net                             9,858,378      4,017,087
 Inventory                                           11,030,086      4,285,538
 Trade deposits                                       4,137,859      2,619,030
 Prepaid expenses and other                           4,556,862      1,373,656
 Notes receivable, current portion                      478,110        608,573
 Due from related parties                             1,914,767      1,934,794
                                                   ------------   ------------
Total current assets                                 38,813,226     17,324,781
                                                   ------------   ------------
Property and equipment, net                           1,063,011        686,436

Investments, net                                        410,163      1,505,836

Other assets
 Goodwill, net                                       15,259,613     12,926,782
 Notes receivable, net of current portion             1,827,509      1,827,509
                                                   ------------   ------------
Total other assets                                   17,087,122     14,754,291
                                                   ------------   ------------
Total assets                                       $ 57,373,522   $ 34,271,344
                                                   ============   ============



          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  March 31, 2004  December 31,
                                                   (Unaudited)        2003
                                                  -------------- --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Bank Loans                                        $  5,057,472   $  1,583,973
 Short-term Loans                                     2,160,574      2,096,536
 Notes payable, current portion                       3,572,478      1,553,038
 Accounts payable                                     8,399,382      2,062,511
 Deferred revenue                                     1,024,179         81,808
 Accrued expenses and other current liabilities       2,512,821        274,875
 Staff loans                                            912,745        671,402
 Due to related parties                               3,841,640      2,135,671
 Due to shareholders                                    229,936        229,936
                                                   ------------   ------------
Total current liabilities                            27,711,227     10,689,750

Total liabilities                                    27,711,227     10,689,750
                                                   ------------   ------------
Contingencies                                         1,300,000      1,300,000

Minority interests                                    7,316,750      4,021,833

Shareholders' Equity
 Preferred stock:
 Original preferred stock, $0.01 par value,
   1,000 authorized, issued and outstanding                  10             10
 Common stock, $0.001 par value, 250,000,000
   shares authorized; 174,482,322 shares and
   171,157,104 shares issued and outstanding
   at March 31, 2004 and December 31, 2003              174,482        171,157
 Additional paid-in capital                          72,196,271     70,858,036
 Treasury stock, at cost, 48,728 shares
   at March 31, 2004 and December 31, 2003              (48,728)       (48,728)
 Stocks subscription receivable                        (455,944)    (1,842,326)
 Other comprehensive income                             933,487        933,487
 Accumulated deficit                                (51,754,033)   (51,811,875)
                                                   ------------   ------------
Total shareholders' equity                           21,045,545     18,259,761
                                                   ------------   ------------
Total liabilities and shareholders' equity         $ 57,373,522   $ 34,271,344
                                                   ============   ============


          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   For the Three Months Ended
                                                             March 31
                                                  -----------------------------
                                                       2004           2003
                                                  -------------- --------------
Net sales                                         $  67,723,105  $   5,722,349
Cost of sales                                        64,204,846      5,330,865
                                                  -------------  -------------
Gross profit                                          3,518,259        391,484
                                                  -------------  -------------
Operating expenses:
 Selling, general and administrative                  2,669,066        421,867
 Depreciation and amortization                           13,496         37,628
 Impairment                                                   -         14,816
                                                  -------------  -------------
Total operating expenses                              2,682,562        474,311
                                                  -------------  -------------
Gain/(loss) from continuing operations                  835,697        (82,827)

Other income (expense):
 Loss on abandonment of property and equipment                -        (72,371)
 Interest expense                                      (233,241)       (13,149)
 Interest income                                         16,131            508
 Other                                                  115,252             30
                                                  -------------  -------------
Total other income (expense)                           (101,858)       (84,982)
                                                  -------------  -------------
Gain (loss) from continuing operations before
    minority interest                                   733,839       (167,809)

Less:  gain in subsidiary attributed to
     minority interest                                  508,167        (19,107)
                                                  -------------  -------------
Gain (loss) before discontinued operations              225,672       (186,916)

Discontinued operations:
 Loss from discontinued operations                            -              -
 Gain on disposal of subsidiaries/discontinued
     operations                                               -              -
                                                  -------------  -------------
Gain (loss) before income tax                     $     225,672  $    (186,916)
                                                  -------------  -------------
Income tax                                              167,830              -
                                                  -------------  -------------
Net income (loss)                                        57,842       (186,916)
                                                  -------------  -------------
Other comprehensive gain (loss):
 Foreign currency translation gain (loss)                     -              -
                                                  -------------  -------------
Comprehensive gain (loss)                         $      57,842  $    (186,916)
                                                  =============  =============
          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   For the Three Months Ended
                                                             March 31
                                                  -----------------------------
                                                       2004           2003
                                                  -------------- --------------

Basic and fully diluted loss per common share:
 Gain (loss) from continuing operations           $       0.000  $      (0.001)
 Gain from discontinued operations                        0.000          0.000
                                                  -------------  -------------
 Loss per share                                   $      (0.000) $       (0.00)
                                                  -------------  -------------
Weighted average number of shares outstanding
 - Basic and fully diluted                          174,230,388    101,630,023
                                                  =============  =============

          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                      Preferred                    Common                      Other
                    Common Stock        Stock     Additional      Stock      Treasury Stock   Compre-                     Total
                ------------------- -------------  Paid-In    Subscriptions ----------------  hensive   Accumulated   Shareholders'
 Description      Shares    Amount  Shares Amount  Capital     Receivable   Shares   Amount     Loss      Deficit        Equity
--------------- ---------- -------- ------ ------ ----------- ------------- ------ --------- ---------- ------------- ------------
Balance -
December 31,
2003            171,157,10 $171,157  1,000 $   10 $70,858,036 $ (1,842,326) 48,728 $(48,728) $(933,487) $(51,811,875) $18,259,761

Shares issued
for consulting
services           159,200      159      -      -      48,841                                                              49,000

Shares issued
for executions
of cashless
 option            841,270      841      -      -        (841)                                                                  -

Shares issued
for acquisition
of Challenger
Group            2,324,748    2,325                 1,290,235                                                           1,292,560

Subscriptions
receivable                               -      -                1,386,382                                              1,386,382

Net Income                               -      -                                                             57,842       57,842
                ---------- -------- ------ ------ ----------- ------------  ------ --------  ---------  ------------  -----------
Balance -
March 31,
2004            174,482,32 $174,482  1,000 $   10 $72,196,271 $   (455,944) 48,728 $(48,728) $(933,487) $(51,754,033) $21.045,545
                ========== ======== ====== ====== =========== ============  ====== ========  =========  ============  ===========












          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                        2004           2003
Cash flows from operating activities:              -------------- --------------
 Net loss                                          $      57,842  $    (186,916)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Loss on abandonment of property and equipment               -         72,371
   Depreciation and amortization                          13,496         52,444
   Gain on sale of affiliate                                   -              -
   Minority interest in (loss)/gain of subsidiaries      508,167         19,107
   Shares issued in lieu of compensation and services     49,000        105,733
   Changes in operating assets and liabilities:
     (Increase) decrease in:
     Accounts receivable                                (492,725)    (2,172,162)
     Trade deposits                                   (1,007,872)
     Inventory                                        (3,245,804)      (109,579)
     Prepaid expenses and other                          307,685         50,436
     Increase (decrease) in:
     Accounts payable                                  2,229,140       (106,473)
     Accrued expenses and other current liabilities      (97,976)     1,125,097
     Deferred revenue                                   (387,261)         3,531
                                                   -------------  -------------
Net cash provided (used) in operating activities      (2,066,308)    (1,146,411)
                                                   -------------  -------------
Cash flows from investing activities:
 Proceeds on notes receivable-net                        130,463              -
 Proceeds on return of investment                              -         10,000
 Proceeds from minority's investments                    231,934              -
 Cash acquired in acquisitions                         5,063,668      2,608,356
 Purchase of property and equipment                     (185,413)             -
                                                   -------------  -------------
Net cash provided by investing activities              5,240,652      2,618,356
                                                   -------------  -------------
Cash flows from financing activities:
 Proceeds on sale of common stock                              -              -
 Proceeds on sale of treasury stock                            -         48,813
 Proceeds on stock subscriptions                       1,386,382              0
 Proceeds on loans and lines of credit                   155,159        604,741
 Proceeds from / (payments to) related parties            64,008        159,361
 Proceeds on notes payable                              (428,832)       622,883
                                                   -------------  -------------
Net cash provided by financing activities              1,176,717      1,435,798
                                                   -------------  -------------
Foreign currency translation                                   -              -

Net increase (decrease) in cash                        4,351,061      2,907,743

Cash and cash equivalents, beginning of period         2,486,103         79,845
                                                   -------------  -------------
Cash and cash equivalents, end of period           $   6,837,164  $   2,987,588
                                                   =============  =============
          See accompanying notes to consolidated financial statements.
                                      F-8

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANACIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


Item 1

Note 1:  Organization and Nature of Operations:

The Hartcourt Companies, Inc. ("Hartcourt" or the "company"), incorporated in Utah in 1983, is a growth oriented company in the China's IT distribution and retail sectors. There are four main operations in this sector which are all located in China.: 1) HuaQing Corporate Development Co., Ltd. ("HuaQing"), located in Shanghai, China, a key distributor for Samsung Electronics, helps customers build their own PC system with components, technology and after sales support. 2) Guangdong NewHuaSun Computer Co., Ltd. ("NewHuaSun"), a similar business to HuaQing , located in the Guangdong province covering the Southern China market. 3) Shanghai GuoWei Science and Technology Co., Ltd. ("GuoWei"), a PC retailer in Shanghai area with 13 retail outlets, and 4) Wenzhou ZhongNan Computer Group ("ZhongNan"), a PC retailer covering the Zhejiang province ..Through the strategic acquisition of controlling interest in profitable companies with leadership positions in regional markets, Hartcourt intends to integrate and consolidate the businesses to reach economy of scale and operating efficiency.

The company's China distribution network spans from the north, east and south regions of China. It has 25 retail stores in the cities of Shanghai, Beijing, and Wenzhou, primarily engaged in the sales of PC components, monitors and accessories. It has sales offices and distribution centers located in Beijing, Shanghai, Guangzhou, Hangzhou, Wenzhou and Ninbo to service commercial customers. The company's commercial customers are mainly value-added resellers
(VARs), systems integrators (SIs), retail outlets and enterprise end users. The company provides warranty and repair services to further enhance customer experience and increase our competitive position in the market place. As of March 31, 2004, IT distribution and retail sector located in China (including HuaQing, NewHuaSun, GuoWei and ZhongNan) contributes approximately 99% of sales of Hartcourt.

The company serves over 500 commercial customers in a given year in addition to the consumers in the geographic areas where the company has retail outlets. No single retailed customer accounted for more than two percent of the company's 2004 sales.

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

Approximately thirty five percent of the company's inventory consists of Samsung monitors and about twenty one percent of the inventory is indirectly sourced from IBM. It is the policy of the manufacturers as well as their exclusive

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANACIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


distributors, in this case pertaining to IBM's, to protect distributors, such as the company, against the potential write-down of such inventories due to technological change or manufacturers' price reductions. Under the terms of the related distributor agreements, and assuming the distributor complies with certain conditions, the supplier is required to credit the distributor for inventory losses incurred through reductions in manufacturers' list prices of the items. The company maintains less than a month's worth of inventory and does not believe it has risk of inventory loss if the manufacturer elects to terminate the distributor agreement.

The company's business is extremely competitive, particularly with respect to prices, quantity, and in certain instances, product availability. The company competes with numerous regional and local distributors.

Corporate structure

Hartcourt as a US registered company conducts its operations solely in China through direct wholly owned subsidiaries and indirect majority owned subsidiaries. As the Chinese Government does not allow foreign investors to hold more than 50% equity interest of local companies, which are in distribution and retail sectors, so the equity of the indirect majority owned subsidiaries are held by Hartcourt nominees Richard Yan, Hartcourt financial controller, and Zhengzheng Li, president of Huaqing, both of whom PRC citizens. Hartcourt has entered into a series of contractual arrangements with all of the subsidiaries, their shareholders and the nominees. As a result of these contractual arrangements, Hartcourt is considered the majority beneficiary of all of its subsidiaries and accordingly Hartcourt consolidate all of its subsidiaries' results of operations in Hartcourt's financial statements.

The company has entered into other agreements with each of its subsidiaries, shareholders and nominees that provide Hartcourt with the substantial ability to control all of its subsidiaries. Pursuant to these contractual arrangements:

   - Hartcourt's nominees have granted an irrevocable proxy and power of attorney to individuals designated by us to exercise the right to appoint majority number of directors in any of its subsidiaries;
   - the shareholders of all of Hartcourt's subsidiaries may not enter into any transaction that may materially affect its assets, liabilities, equity or operations without its prior written consent;
   - any dividend or any other payment for shareholder benefits received by Hartcourt's nominees from any of its subsidiaries on its behalf is to be paid to us directly;
   - Hartcourt may purchase or transfer the entire equity interest in, or all the assets of, all of its subsidiaries held by Hartcourt's nominees on its behalf for a purchase price of the lower of RMB1 or the lowest price permitted under PRC law when and if such purchase is permitted by PRC law or Hartcourt's nominees cease to be directors or employees of any of its subsidiaries;

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANACIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


   - Hartcourt's nominees have pledged their equity interest in all of Hartcourt's subsidiaries to Hartcourt to secure the payment obligations of acquisitions of controlling interests in all of its subsidiaries under the sales and purchase agreements between Hartcourt and the shareholders of its subsidiaries; and
   - Hartcourt's nominees of any of its subsidiaries will not transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in any of Hartcourt's subsidiaries without its prior written consent.

Hartcourt's contractual arrangements with each of its subsidiaries, its shareholders, and its nominees may only be amended with the approval of Hartcourt's audit committee or another independent body of its board of directors.

In the opinion of Zhonglun Law Firm (Shanghai), Hartcourt' PRC legal counsel,

(1) the ownership structures of its subsidiaries, are in compliance with existing PRC laws and regulations,
(2) Hartcourt's contractual arrangements with each of its subsidiaries, its nominees and its shareholders are valid and binding, and will not result in any violation of PRC laws or regulations currently in effect; and
(3) the business operations of its subsidiaries, are in compliance with existing PRC laws and regulations in all material aspects.
(4) the enforcement of foreign judgments made by the courts outside PRC has no direct and automatic operation in the PRC, but these judgments may be recognized and enforced by a PRC court in accordance with the bilateral or international treaty to which PRC is a party, or subject to the principles of reciprocity finding the judgment non conflict with the fundamental principles, sovereignty, security and public interests of PRC after review of the judgment.

There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations. Accordingly, the Company cannot assure that the PRC regulatory authorities will not ultimately take a view that is contrary to the opinion of its PRC legal counsel. If the PRC government finds that the agreements that establish the structure for operating Hartcourt's China business do not comply with PRC government restrictions on foreign investment in its industry, Hartcourt could be compelled to restructure the transaction or dispose a particular subsidiary.

The Chinese regulations pertaining to these restrictions have been relaxed overtime and the current broad guideline issued by the government allows majority ownership in these sectors. The company intends to simplify the indirect ownership as soon as the general regulations have been implemented by the local governments who have jurisdiction over the legal entity structure where Hartcourt subsidiaries operate.

"Guidance Catalog for Foreign Investment" [2002] Order 21, issued jointly by 3 ministries under the PRC State Council: PRC State Planning Commission, PRC State Economic and Trade Commission, PRC Ministry of Foreign Trade and Economic

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANACIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


Co-operation, on March 11, 2002 , in accordance with the government commitment made under jointing WTO stated that:

(1) Commissioned agent and wholesale in our sector: Foreign investors will be allowed to hold majority equity not later than December 11, 2003 and to hold full equity not later than December 11, 2004.
(2) Retails in IT product sector: foreign investors will be allowed to hold equity up to 50% not later than December 11, 2002 and full equity not later than December 11, 2004.

Note 2.  Basis of Presentation

The management of Hartcourt believes that the accompanying un-audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements and related notes included in the Company's 2003 Form 10-KSB filed under SEC.

During the first quarter ended on March 31, 2004, the Company acquired a controlling interest in Beijing Challenger Group (See Note # 3 Acquisitions).

The  management  believes the  accompanying  un-audited  consolidated  financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Balance Sheets of The Hartcourt Companies, Inc. and its subsidiaries as of March 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for the three months ended March 31, 2004 and 2003, respectively. The financial statements for the three months ended March 31, 2004 are consolidated to include the accounts of The Hartcourt Companies Inc., its wholly owned subsidiary Hartcourt Companies Ltd. (formerly known as Sinobull.com Inc.), its 51% owned subsidiary HuaQing Corporate Development Co., Ltd., 45% owned subsidiary GuangDong NewHuaSun
Computer Co., Ltd., 50.5% owned subsidiary Shanghai GuoWei Science and Technology Co., Ltd., 51% owned subsidiary WenZhou ZhongNan Group, 51% owned subsidiary Beijing Challenger Gorup, its wholly owned subsidiary Hartcourt Capital Inc and its wholly owned subsidiary Ai-Asia Inc. For NewHuaSun, Hartcourt obtained voting rights proxy for additional 10% of the total equity interests from few shareholders in a Shareholders and Board of Directors meeting. Management believes with the 10% proxy right and 45% equity interest purchased, Hartcourt can demonstrate control over NewHuaSun and treats NewHuaSun as its controlling subsidiaries (See Note # 3 Key Factors for the Company's Presentation and Note # 4, Operating Risks).

The financial statements for the three months ended March 31, 2003 are consolidated to include the accounts of The Hartcourt Companies Inc., its 58.53% owned subsidiary Financial Telecom Limited, its wholly owned subsidiary Hartcourt Companies Ltd. (formerly known as Sinobull.com Inc.) which owns 85% of StreamingAsia Limited Group, its 45% owned subsidiary HuaQing Corporate

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANACIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


Development Co., Ltd., its wholly owned subsidiary Hartcourt Capital Inc. and its wholly owned subsidiary Ai-Asia Inc. These entities were either inactive or has been sold in the current year. Therefore, they were not included in the 2004 financial statements.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

The accounting policies followed by the Company are set forth in Note A to the Company's financial statements as stated in its report on Form 10-KSB for the fiscal year ended December 31, 2003.

Notes 3. Acquisitions

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

On April 30, 2003, Hartcourt and GuoWei shareholders signed a definitive agreement ("The Agreement") for the purchase of 45% equity interest of GuoWei, for a total consideration of $4,345,517, of which the purchase price was solely paid for by the issuance of 10,863,792 shares of Hartcourt common stock, restricted under Rule 144 of the US securities laws, at a value of $0.4 per share. Due to the Chinese government's restrictions over direct foreign investments in Chinese owned sales and distribution companies at the time of signing of The Agreement, Hartcourt adopted the same legal structure (ie equity interest hold by nomination) as used in the HuaQing and NewHuaSun acquisition.

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

On February 11, 2004, Hartcourt signed a purchase agreement to purchase an additional 5.5 percent of outstanding shares of GuoWei for a total consideration of $363,636, paid in cash. Together with the 45 percent equity interests

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANACIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


purchased on April 30, 2003, Hartcourt owns a 50.5 percent of equity interests of GuoWei as of January 1, 2004.


On March 2004, Hartcourt formulated a restructure plan to integrate Huaqing retailed business with GuoWei. A new company will be established for Hartcourt retailed business in order to better utilitzed the resources. Profit shared by the minority shareholder and the amount of assets integrated had not been finalized, the plan was being postponed until later period of the year. The Company is planning to invite Chinese CPA to conduct a study on the integration of Huaqing retailed business with Guowei. The structure is expected to be executed on June 2004.

Beijing Challenger Group. ("Challenger"): Challenger is a group of companies incorporated in China, mainly engaged in the distribution and maintenance of IBM products in the Northern China. On December 16, 2003, Hartcourt signed a definitive agreement with the 5 shareholders of Challenger to purchase 51 percent of Challenger, comprised of four wholly owned subsidiaries located in Beijing and one located in Shanghai. The purchase price for 51 percent of Challenger is RMB 31.3 Million (US$3.8 Million) payable in 6,824,748 restricted shares of Hartcourt common stock, calculated at US$0.60 a share, plus a cash investment of RMB 5 Million (US$610,000). Hartcourt did not consolidate any of Challenger's financial results in its 2003 operating results since many of the legal transactions were not fully executed. Hartcourt began to consolidate its financial statements from January 1, 2004. 2,324,748 restricted shares in connection of the acquisition had been issued as at period ended.

In addition, under the definitive agreement, Hartcourt have the right to increase its equity interest in Challenger proportionally to the purchase price, should the financial performance fail to meet the preset revenue and profit targets agreed by all parties within the first 12 months from the date of the signing of definitive agreement. Subsequently, the shareholders of Challenger have the right to receive additional consideration in Hartcourt's common stock should the financial performance of Challenger exceed the preset revenue and profit targets agreed by all parties within the first 12 months from the date of the signing of the definitive agreement.

The management believes that Hartcourt's current ownership structure of these Chinese incorporated entities complies with all existing PRC laws, rules and regulations, according to the legal opinion provided by Hartcourt's PRC attorneys.

ServiceNet Group ("ServiceNet"): On February 6, 2004, Hartcourt signed a definitive agreement to purchase 51% percent equity interest in ServiceNet. The purchase price is RMB 21 Million (US$2.5 Million) payable in 3,576,751 restricted shares of Hartcourt common stock, calculated at US$0.61 per share, plus a cash investment of RMB 3 Million (US$364,000) in ServiceNet. ServiceNet engaged in the business of providing technical support service for some accredited customers such as HP, Philips and Dell etc. Since one of the

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANACIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


subsidiary of Hartcourt, Challenger, provided maintenance service for IBM computers, The company considered that there will be a conflict of interest in between ServiceNet and the Challenger, this were not noticed during the due diligent process. In order not to harm much to the ServiceNet's business, Hartcourt wished to restructure ServiceNet in advance of consolidated the assets and liabilities of ServiceNet.

Note 4. Key Factors for The Company's Financial Presentation

Management believes that through a proxy statement exercises (See Note # 11 Irreversible Proxy Statement), the Company can demonstrate control over NewHuaSun. Therefore, the management consolidated the assets, sales, operational profits and income of this entity in the accompanied financial statements of Hartcourt. Had the Company excluded the operational results of this company, its sales will be decreased by $11,409,564 (or equivalent to 17% of the consolidated sales) and an additional net income of $7,426 (or equivalent to 13% of the consolidated net income)

Note 5. Operating Risks

The Company's operations are solely conducted in China (See Note # 8 Foreign Exchange Risks, Note # 10 Foreign Corrupt Practices Act), its business, financial conditions and results of operations may be influenced by the political, economic and legal environment in China. Consequently, the Company's operations are subject to special considerations and risks which are not typically associated with companies in North America.

As the Chinese legal system and rules are just start to formulate and continuing upgrading, there are uncertainties regarding the interpretation of current PRC laws and regulations that it is possible that the PRC government will ultimately take a view contrary to the Company.

Note 6  Gain/(Loss) per Share

                                           Three Months Ended Three Months Ended
                                                March 31,          March 31,
                                                  2004               2003
                                           ------------------ ------------------
Net gain (loss)                            $           57,842 $        (186,916)
Effects of dilutive securities                              -                 -
                                           ------------------ -----------------
Weighted average shares outstanding               174,230,388       101,630,023

Basic and dilutive earnings per share      $            0.000 $          (0.000)
                                           ================== =================

On March 31, 2004 and 2003, the Company had 39,323,769 and 9,733,530 warrants and options outstanding, each exercisable into one share of common stock. These instruments were not included in the computation of diluted earnings per share

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANACIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


for any of the periods presented, due to their anti-dilutive effects based on the net loss reported for each period.

Note 7.  Segment and related information:

The Company has two (2) income generating sectors as of March 31, 2004. However, base on the US GAAP the company has only one reporting segment which represent more than 10% of Hartcourt income. The reportable segments is as follows: a) IT Products Marketing and Distribution Group, provides services to customers to build their own PCs with components, technology and after sales support; The principal market and operation for the Company's products is located in China.

The Company evaluates segment performance based on income from prospective operations. All inter company transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment.

Segment results for the three months ended March 31, 2004 and 2003 are as follows:


                     IT-Products  Financial  Streaming Consul-
                      Marketing   Services     Media     ting         Total
                     ----------- ----------- --------- ----------- ------------
2004
----
Net sales             67,723,105 $        -                        $ 67,723,105

Gain/(Loss) from
operations               325,756          -              (267,914)       57,842

Assets                48,872,214                        8,501,358    57,373,522

Capital expenditures     185,413          -         -           -       185,413
                     ----------- ----------  --------  ----------  ------------
2003
----
Net sales              5,494,725 $  181,342  $      -  $   46,282  $  5,722,349

Gain/(Loss) from
operations                56,726    (95,342)  (23,463)   (124,837)     (186,916)

Assets                10,696,394  2,244,619   142,525   3,533,632    16,617,170

Capital expenditures           -          -         -           -             -
                     ----------- ---------- ---------  ----------  ------------

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANACIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


Note 8.  Foreign Exchange Risks

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

As of March 31, 2004,China is under pressures from the United States to increase RMB value. If the RMB is appreciated, it is expected that the RMB appreciation may have favorable implication to the Company's operations.

Note 9.  Inflation

It is believed that inflation did not have any material impact on the Company's business in recent years. If severe inflation occurred, it may have unfavorable impact to the Company's operations. It is management's belief that significant inflation will not occur in the near future.

Note 10.  Foreign Corrupt Practices Act

The Company is a US entity incorporated in the State of Utah. As the Company's operations are mainly in China, is subject to the Foreign Corrupt Practices Act 1977. The management believes that there has been no violation of Foreign Corrupt Practices Act as of March 31, 2004.

Note 11. Irreversible Proxy Statement

Hartcourt has entered into the irreversible proxy statement ("Statement") with a non-US citizen, Mr. Kan XiaoMing, who is Chinese citizen and is shareholder and director of NewHuaSun. In the Statement, this individual assigns the 10% proxy rights of his owned equity shares to the Company on an irreversible basis. A legal opinion on the legality of the irreversible proxy statement from Zhong Lun Law Firm, a Chinese law firm, was obtained. The legal opinion from the non-US legal advisor stated that in general practice of contract law under the Laws of People's Republic of China (PRC), despite the proxy statement is indicated as irreversible, the above named person is still legally entitled to withdraw the assignment made under the Statement. No US legal opinion is obtained by the management of Hartcourt to further disclose the legal status or position of this proxy statement. It is management believes that if this individual rescind the proxy assignment, Hartcourt has the rights to sue for the breach of contract and seek to recover economic damages from this individual accordingly. (See Note # 4 Key Factors for the Company's Financial Presentation).

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANACIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


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

Court-ordered mediation took place on April 22, 2004. Hartcourt requested that the Judge orders another session of mediation and order the SEC to send to mediation an individual with the power to settle the case. A post-mediation status conference is set for June 1, 2004.

The company has made a provision of $1,300,000 against its income at the end of 2003 for this litigation.

Note 13.  Subsequent events

Nil

Note 14.  Commitment

Hartcourt signed a definitive agreement to purchase 51% percent equity interest in ServiceNet. 3,576,751 common shares and cash amount to RMB 3 Million (US$364,000) had not been issued or paid as of March 31, 2004

Note 15 Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Note 16 Shares issued

During the quarter ended March 31, 2004, we issued 155,000 shares of our common stock to a consultant for services rendered a value of $46,500. The common shares were issued pursuant to Regulation S and Rule 144 under the Securities Act of 1933, as amended (the "Act"). There was no underwriter involved in this issuance.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANACIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


During the quarter ended March 31, 2004, we issued 4,200 shares of our common stock to a consultant for services rendered a value of $2,500. The common shares were issued pursuant to Regulation S-8 under the Act. There was no underwriter involved in this issuance.

During the quarter ended March 31, 2004, we issued 841,270 shares of our common stock upon the net issuance of outstanding options. The common shares were issued pursuant to Regulation S and Rule 144 under the Act. There was no underwriter involved in this issuance.

During the quarter ended March 31, 2004, we issued 2,324,748 shares of our common stock upon acquisition of Beijing Challenger Group. The common shares were issued pursuant to Regulation S and Rule 144 under the Act. There was no underwriter involved in this issuance.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           MARCH 31, 2004 (UNAUDITED)


Item 2  Management's Discussion and Analysis or Plan of Operation

General

The following is a discussion of the results of operations and analysis of financial condition for the three months ended March 31, 2004 and March 31, 2003. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management's Discussion and Analysis or Plan of Operation section contained in our Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on April 20, 2004.

Forward Looking Statements

We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are described in our 2003 Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 20, 2004. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           MARCH 31, 2004 (UNAUDITED)


Plan of Operation

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

Results of Operations

The operations of Hartcourt for the three months ended March 31, 2004 consisted of operations of Huaqing (51% ownership interest), NewHuaSun (45% ownership interest), GuoWei (50.5% ownership interest), ZhongNan (51% ownership interest), Challenger Group (51% ownership interest), Hartcourt Capital Inc. (100% ownership interest), Hartcourt Companies Limited (100% ownership interest), Ai-Asia Inc. (100% ownership interest), and Hartcourt's investments to other entities in US and China. The operations of Hartcourt for the three months ended March 31, 2003 consisted of the operations of FTL (58.53% ownership interest), Hartcourt Companies Limited (formerly known as Sinobull.com Inc.) (100% ownership interest) which holds 85% ownership interest in StreamingAsia Limited and Syndicate Asia Limited, Ai-Asia Limited (100% ownership interest), HuaQing Corporate Development Co., Ltd. (45% ownership interest), Hartcourt Capital Inc. (100% ownership interest), and Hartcourt's investment and advances to other entities in US, China and Hong Kong.

Net sales and cost of sales: The Company recorded net sales of $67,723,105 for the three months ended March 31, 2004, compared to $5,722,349 for the same period in 2003. Net sales during the three months ended March 31, 2004 represented revenues derived from sales of IT products to customers, providing services to help customers build their own PCs with components, technology and after sales support. Apart from above, net sales during the three months ended March 31, 2003 also included rental of equipment, and the related Internet and telephone services provided by FTL; and real-time financial data services provided by Sinobull Financial Information using a satellite network to transmit data specializes in stock quotes, futures, indexes and commodities to its customers in China. The increase in sales was mainly attributed due to, Huaqing, GuoWei, NewHuaSun, ZhongNan and Challenger, the 4 additional groups' operating results consolidated in the quarter ended March 31, 2004, compared to only one month's result of Huaqing consolidated in the quarter ended March 31, 2003. Huaqing's results in thefirst quarter of 2004 increased 40% over the same period of 2003.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           MARCH 31, 2004 (UNAUDITED)


Cost of sales amounted to $64,204,846 for the three months ended March 31, 2004 compared to $5,330,865 for the same period in 2003. Cost of sales for the three months ended March 31, 2004 represented the cost of IT products sold to customers provided by Huaqing, NewHuaSun, GuoWei, ZhongNan and Challenger. Cost of sales for the three months ended March 31, 2003 primarily included the costs of IT products sold to customers provided by HuaQing; cost of transmission and Internet services provided to FTL customers; and costs incurred in providing financial data services in stock quotes, futures and commodities by Sinobull. The drop in operational margin was mainly contributed to the lower margin in distribution sector when compared to the margin of financial data sector.

Total operating expenses: Operating expenses were $2,682,562 for the three months ended March 31, 2004 compared to $474,311 for the same period in 2003. The increase of expenses was mainly due to the increase in sales. However, the expenses ratio decreased from 8.3% of the quarter ended March 31, 2003 to 4.0% of the quarter ended March 31, 2004. The significant decrease was primarily attributable to lower expenses ratio of IT distribution sector, compared to higher expense ratio of financial data sector.

Interest expenses: Interest expenses were $233,241 compared for the three months ended March 31 2004 compare to $13,149 for the same period in 2003. The significant increase was mainly attributable to the expansion of the China IT distribution sector. Hartcourt's subsidiaries are seeking kinds of financial leverages to expand their sales network.

Other revenue: Other revenue mainly represented the income from repairing services and other after sales services.


Liquidity and Capital Resources:

Hartcourt's principal capital requirements during the year 2004 are to fund (by issuing additional stock) the acquisitions of growth and profitable, IT related operating companies in China. During the three months ended March 31, 2004, Hartcourt raised necessary funds to carry out its plans of acquisitions by selling its own common shares to selected investors and bringing in business partners whose contributions included the necessary cash.

As shown in the accompanying financial statements, Hartcourt incurred a net gain of $57,842 for the three months ended March 31, 2004 as compared to a net loss of $186,916 for the same period in 2003, in addition, Hartcourt's current assets exceeded its current liabilities by $11,101,999 at March 31, 2004. All above factors show that Hartcourt has improved substantially on its cash flow position.

However, to support the expansion plan of existing subsidiaries in the IT Product Marketing business and to meet Hartcourt's requirements in its acquisition plan, the Company has continued to raise funds from capital markets. The plan includes: 1) settlement of all outstanding litigation and disputes. 2) raise funds in private placements.

As of March 31, 2004, we had working capital of US$11,101,999. Our working capital requirements over the next 12 months will include capital necessary for capital injection into the current business due to expansion and for making additional acquisitions. In addition to our working capital on hand, we believe that we will need an additional $3-4 million of working capital to fund our proposed plan of operations. We intend to obtain the required capital a combination of bank debt and sales of our equity securities. However, there are no commitments or agreements on the part of anyone to provide us with additional bank financing or purchase our securities. If we are unable to raise the additional 2-3 million of working capital, our proposed plan of operations may be adversely affected.

The report of our independent accountants for the fiscal year ended December 31, 2003 states that due to recurring net losses from operations and the absence of an established source of revenue, there is substantial doubt about our ability to continue as a going concern.


Operating activities: During the three months ended March 31, 2004, net cash used by operating activities recorded to $2,066,308 compared to $1,146,411 during the same period in 2003. The cash inflow in operating activities resulted primarily due to the increase of accounts payable of $2,229,140, decrease of prepaid expenses of $307,685, minority interest of $508,167, net operation gain of $57,842 and other non-cash related expenses of $62,496. The outflow of operating activities is mainly due to the increase of accounts receivable of $492,725, increase of trade deposits to suppliers of $1,007,872, increase of inventory of $3,245,804, decrease of accrued liabilities of $97,976 and decrease of advances from customers of $387,261.

Investing activities. Net cash provided by investing activities during the three months ended March 31, 2004, was $5,240,652 compared to $2,618,356 for the same period in 2003. Cash provided during the three months ended March 31, 2004 was primarily resulted from $5,063,668 of the acquisition of Challenger and consolidation of subsidiaries of Huaqing, GuoWei in the quarter ended March 31, 2004, proceeds from notes receivable of $130,463, and proceeds from the investment into a new subsidiary of NewHuaSun by its minority shareholder of $231,934, netting off the payment for acquiring property and equipment of $185,413.

Financing activities. Net cash provided by financing activities during the three months ended March 31, 2004 was $1,176,717 compared to $1,435,798 during the same period in 2003. Net cash was provided primarily due to proceeds from stock subscription receivable of $1,386,382, proceeds from loans and credits of $155,159, and net proceeds from related parties of $64,008, netting off the net payments on note payable of $428,832.

As a result of the above activities, the company experienced a net increase in cash of $4,351,061 for the three months ended March 31, 2004. Although around $4 million cash increased during the first quarter of 2004, most of the increase is due to one-off event, such as cash acquired from Beijing Challenger and subsidiaries of $5,063,668, and the proceeds on stock subscription receivable of $1,386,382. In spite of the positive cashflow results, the ability of Hartcourt to continue as a going concern is still dependent on its success in obtaining additional financing and fulfilling its plan of restructuring.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                       MANAGEMENT DISCUSSION AND ANALYSIS
                           MARCH 31, 2004 (UNAUDITED)


Item 3 Controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by Hartcourt in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Management believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, management, including Hatcourt's Chief Executive Officer and Chief Financial Officer, have evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Hartcourt's internal control over financial reporting. Based on this evaluation, no such change in its internal control over financial reporting occurred during the most recent fiscal quarter.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2004 (UNAUDITED)


Part II

Item 1.  LEGAL PROCEEDINGS

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

Court-ordered mediation took place on April 22, 2004. All of the defendants will be requesting that the Judge order another session of mediation and order the SEC to send to mediation an individual with the power to settle the case. A post-mediation status conference is set for June 1, 2004.

The company has made a provision of $1,300,000 against its income at the end of 2003 for this litigation.

Apollo Financial Network, LLC vs Hartcourt

Apollo Financial Network filed an action for breach of contract arising out of a consulting agreement which was canceled in January of 1999. The matter was settled when the Company stipulated to enter of judgment in the amount of $11,500, which represent an amount less than the projected costs of defense. Judgment in such as amount was entered against the Company on November 20, 2002.

Charles Hogue vs. The Hartcourt Companies Inc.

Charles Hogue claimed a finder's fee for introducing The Hartcourt Companies, Inc to a potential acquisition target. The Hartcourt Companies Inc, sent a check to Mr. Hogue in the amount of $40,500 for such finder's fee, but which the amount of shares are in dispute. The Hartcourt Companies, Inc, Florida counsel failed to timely file an answer to the complaint, and a default judgment in the amount of $2,901,752 was entered on January 31, 2001. The Hartcourt Companies, Inc. brought a motion to set aside the default, which was denied, and for which The Hartcourt Companies, Inc. appealed. The appellate Court ruled in favor the Company and reversed the verdict as well as dismissed the complaint for lack of jurisdication. Mr. Hogue has until the middle of the year of 2005 to bring an action in California, against the Company. The probable legal liability for The Hartcourt Companies, Inc is approximately $32,000.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2004 (UNAUDITED)


d) Comerica Bank - California vs. Pego Systems, Inc

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

The Company Is Also A Party Possibly Subject To Various Claims And Legal

Proceedings arising out of the normal course of its business. These claim and legal proceedings relate to contractual rights and obligations and employment matters. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company's consolidated financial position and annual results of operations and cash flows.

Potential Liabilities Relating To the Ceased Subsidiaries.

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

Potential   Liabilities   Relating   To  the  Tax   Liabilities   to  US  Taxing
Authoritiesand Foreign Taxing Agents

As mentioned in the Independent Audit Report, that Hartcourt has not prepared its US Federal and state corporate tax filings for its operations ended December 31, 2002 which is overdue, as of December 31, 2003 Hartcourt management believes that Hartcourt incurs losses in the past, thus is late for the preparation of its 2002 US tax returns. Management also indicated that the Chinese sales tax returns were filed on a monthly basis to the local Chinese taxing authorities. Hartcourt's tax liabilities in China are limited, because the acquisition

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                           MARCH 31, 2004 (UNAUDITED)

agreements contain a clause that the Chinese original owners of the acquired entities are to bear all tax liabilities prior to Hartcourt's acquisitions, the records of the five acquired subsidiaries were not being reconstructed to determine the tax liabilities, which may due to the Chinese taxing authorities.


Item 2.  CHANGES IN SECURITIES

Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits
        None.

    b) Reports on Form 8-K
       On December 16, 2003, Hartcourt signed a definitive agreement to purchase
       51%  equity  interest  in  Beijing  Challenger.   File  Number  04521029.
       Incorporated herein by reference.

       On December 3, 2003, the Board of Directors of the Company elected Mr. David Y. Chen to be Company's Acting Chairman. File Number 04531788. Incorporated herein by reference.

       On February 11, 2004, Hartcourt signed a definitive agreement to purchase an additional 5.05 percent of all outstanding shares of GuoWei. File Number 04612873. Incorporated herein by reference.

       On February 12, 2004, the Board of Directors of the Company has accepted the resignation of Mr. X.Y. Li, and appointed Mr. Victor Wang to replace Mr. Li. File Number 04612901. Incorporated herein by reference.

       On February 6, 2004, Hartcourt signed a definitive agreement to purchase a 51% equity interest in ServiceNet. File Number 04623435. Incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.


                                          The Hartcourt Companies, Inc.


Date:  May 21, 2004                By: /s/ David Chen
                                           --------------------------------
                                           David Chen
                                           Chairman and
                                           Chief Executive Officer


Date:  May 21, 2004                By: /s/ Carrie Hartwick
                                           --------------------------------
                                           Carrie Hartwick
                                           President and
                                           Chief Financial Officer