Form 10QSB
period 2004-06-30
HARTCOURT COMPANIES INC
filed 2004-08-16
CIK 949427

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004

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

                                   87-0400541
                         -------------------------------
                        (IRS Employer Identification No.)

             15165 Venture Blvd. Suit 400 Sherman Oaks, CA 91403
             ---------------------------------------------------
                    (Address of principal executive offices)

                                  (626) 844 2437
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                            Yes [ X ]                No [   ].

As of August 13, 2004, The Hartcourt Companies, Inc. had 180,063,687 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one):
                                            Yes [   ]                No [ X ]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                  June 30, 2004
                                                                           Page
                                                                           ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance sheet as of
        June 30, 2004 (Un-audited) ........................................ 3-4

        Consolidated Statements of Operations for the Three Months
        and Six Months ended June 30, 2004 and 2003 (Un-audited) .......... 5-6

        Consolidated Statements of Cash Flows for the Six Months
        ended June 30, 2004 and 2003 (Un-audited) ........................... 7

        Notes to the Consolidated Financial Statements ................... 8-10

Item 2. Management's Discussion and Analysis or Plan of Operations ...... 10-14


PART II OTHER INFORMATION

Item 1. Legal Proceedings .................................................. 15

Item 2. Changes in Securities .............................................. 15

Item 3. Defaults upon senior securities .................................... 16

Item 4. Submission of matters to vote of securities holders ................ 16

Item 5. Other information .................................................. 16

Item 6. Exhibits and Reports on Form 8-K ................................... 16

Signatures ................................................................. 16

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                June 30, 2004
                                                                 (Un-audited)
                                                      -------------------------

ASSETS

Current assets:
   Cash and cash equivalents                             $            6,642,428
   Accounts receivable, net                                          12,409,552
   Inventories                                                       15,401,317
   Trade deposits                                                     7,005,150
   Prepaid expenses and other receivables                             4,914,815
   Notes receivable, current portion                                    269,222
   Due from related parties                                           1,319,912
                                                      -------------------------
Total current assets                                                 47,962,396
                                                      -------------------------

Property and equipment, net                                             890,100

Investments, net                                                        410,163

Other assets
   Goodwill, net                                                     15,118,899
   Notes receivable, net of current portion                           1,827,509
                                                      -------------------------
Total other assets                                                   16,946,408
                                                      -------------------------

Total assets                                             $           66,209,067
                                                      =========================

          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                 June 30, 2004
                                                                 (Unaudited)
                                                        ------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank Loans                                             $           7,522,004
   Short-term Loans                                                   2,629,575
   Notes payable, current portion                                     2,519,392
   Accounts payable                                                  14,473,435
   Deferred revenue                                                   1,773,971
   Accrued expenses and other current liabilities                     3,299,196
   Staff loans                                                          859,473
   Due to related parties                                                30,579
   Due to shareholders                                                  229,936
                                                       ------------------------
Total current liabilities                                            33,337,561

Total liabilities                                                    33,337,561
                                                       ------------------------

Contingencies                                                         1,300,000

Minority interests                                                    7,867,216

Shareholders' Equity
   Preferred stock:
   Original preferred stock, $0.01 par value,
     1,000 authorized, issued and outstanding                                10
   Common  stock,  $0.001  par  value,  250,000,000  shares
      authorized;  179,177,748  shares  and  171,157,104
      shares issued and outstanding at June 30, 2004 and
      December 31, 2003                                                 179,178
   Additional paid-in capital                                        74,794,826
   Treasury stock, at cost, 48,728 shares
     at June 30, 2004 and December 31, 2003                             (48,728)
   Stocks subscription receivable                                      (455,944)
   Other comprehensive income                                           933,487
   Accumulated deficit                                              (51,698,539)
                                                       ------------------------

Total shareholders' equity                                           23,704,290
                                                       ------------------------

Total liabilities and shareholders' equity                $          66,209,067
                                                       ========================

          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        For the Three Months Ended June 30      For the Six Months Ended June 30
                                                      ---------------------------------------  ------------------------------------
                                                             2004                 2003              2004                2003
                                                      --------------------  -----------------  ----------------   -----------------
Net sales                                             $        70,655,261   $     28,112,109   $   138,378,366    $     33,834,458
Cost of sales                                                  67,148,651         27,012,645       131,353,497          32,343,510
                                                      --------------------  -----------------  ----------------   -----------------

Gross profit                                                    3,506,610          1,099,464         7,024,869           1,490,948
                                                      --------------------  -----------------  ----------------   -----------------

Operating expenses:
         Selling, general and administrative                    2,636,358            760,206         5,305,424           1,191,001
         Depreciation and amortization                             42,087             18,550            55,583              47,250
         Impairments                                                    -                  -                 -              14,816
                                                      --------------------  -----------------  ----------------   -----------------
Total operating expenses                                        2,678,445            778,756         5,361,007           1,253,067
                                                      --------------------  -----------------  ----------------   -----------------

Gain from continuing operations before other income               828,165            320,708         1,663,862             237,881

Other income (expense):
    Gain(loss)   on  disposal   of   property   and               109.359                  -           109,359            (72,371)
    equipment
         Interest expense                                        (232,539)           (79,742)         (465,780)            (92,891)
         Interest income                                           39,946                  -            56,077                 508
         Other                                                    176,992             42,433           292,244              42,463
                                                      --------------------  -----------------  ----------------   -----------------
Total other income (expense)                                       93,758            (37,309)           (8,100)           (122,291)
                                                      --------------------  -----------------  ----------------   -----------------

Gain from continuing operations                                   921,923            283,399         1,655,762             115,590

Less:   gain/(loss)  in  subsidiary  attributed  to
minority interest                                                (511,222)          (228,397)       (1,019,389)           (247,504)
                                                      --------------------  -----------------  ----------------   -----------------
Gain/(loss) before discontinued operations                        410,701             55,002           636,373            (131,914)

Discontinued operations:
         Loss from discontinued operations                              -                  -                 -                   -
         Gain on disposal of discontinued                                            466,655                 -             466,655
operations                                                              -
                                                      --------------------  -----------------  ----------------   -----------------
Gain before income tax                                            410,701            521,657           636,373             334,741

         Income tax                                              (355,207)           (58,270)         (523,037)            (58,270)

                                                      --------------------  -----------------  ----------------   -----------------
Net Gain                                              $            55,494   $        463,387   $       113,336    $        276,471
                                                      --------------------  -----------------  ----------------   -----------------
Other comprehensive gain (loss):
         Foreign currency translation gain (loss)                       -                  -                 -                   -
                                                      --------------------  -----------------  ----------------   -----------------
Comprehensive gain                                    $            55,494   $        463,387   $       113,336    $        276,471
                                                      ====================  =================  ================   =================


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - continued

Basic  and fully  diluted  gain/(loss)  per  common
share:
         Gain/(loss) from continuing operations       $             0.000   $          0.000   $         0.000    $         (0.001)
         Gain/(loss) from discontinued operations                   0.000              0.004             0.000               0.004
                                                      --------------------  -----------------  ----------------   -----------------


Gain/(loss) per share                                  $            0.000   $          0.004   $         0.000    $          0.003
                                                      --------------------  -----------------  ----------------   -----------------

Weighted average number of shares outstanding
  - Basic and fully diluted                                   178,145,232        124,149,929       176,187,810         112,891,929
                                                      ====================  =================  ================   =================

          See accompanying notes to consolidated financial statements.

                  THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                   Six Months Ended June 30,
                                                                ---------------------------------
                                                                     2004              2003
                                                                ---------------    --------------
Cash flows from operating activities:
   Net gain/(loss)                                              $      113,336           276,471
   Adjustments to reconcile net loss to net cash
   used in operating activities:
   Loss/(gains) on abandonment of property and equipment              (109,359)           72,371
     Depreciation and amortization                                      55,583            62,066
     Gain on sale of affiliate                                               -          (466,655)
     Minority interest in loss/(gain) of subsidiaries                1,019,389           247,504
     Equity in loss of affiliate                                             -                 -
     Shares issued in lieu of compensation and services                150,251           184,554
     Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                          (3,550,613)          (93,034)
       Advances to suppliers                                        (2,633,886)
       Inventories                                                  (8,056,259)        3,867,039
       Prepaid expenses and other receivables                          408,439          (139,927)
     (Decrease) Increase in:
       Accounts payable                                              8,303,193        (4,914,889)
       Accrued expenses and other current liabilities                  620,356          (418,949)
       Deferred revenue                                              1,246,997            17,527
                                                                ---------------    --------------

Net cash used in operating activities                               (2,432,573)       (1,305,922)
                                                                ---------------    --------------
Cash flows from investing activities:
   Proceeds on notes receivable                                        339,351           100,000
   Proceeds on return of investment                                          -           243,755
   Cash decreased due to merge                                               -           (32,006
   Cash received for investments                                       231,934                 -
   Cash paid for investments                                                 -                 -
   Cash received from disposal of property and equipment               222,029                 -
   Cash acquired in acquisitions                                     3,288,016         2,940,509
   Purchase of property and equipment                                 (341,832)          (30,966)
                                                                ---------------    --------------
 Net cash provided by investing activities                           3,739,498         3,221,292
                                                                ---------------    --------------
Cash flows from financing activities:
   Proceeds on sale of treasury stock                                        -            48,813
   Proceeds on stock subscriptions                                   1,386,382                 -
   Proceeds on loans and lines of credit                             3,692,688         2,455,749
   Proceeds from (payments to) related parties                        (747,752)          231,556
   Proceeds on (repayments of) notes payable                        (1,481,918)        1,354,349
   Payments on capital leases                                                -                 -
                                                                ---------------    --------------

Net cash provided by financing activities                            2,849,400         4,090,467
                                                                ---------------    --------------
Foreign currency translation                                                 -                 -

Net increase (decrease) in cash                                      4,156,325         6,005,837

Cash and cash equivalents, beginning of period                       2,486,103            79,845
                                                                ---------------    --------------

Cash and cash equivalents, end of period                        $    6,642,428         6,085,682
                                                                ---------------    --------------

          See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


Note 1: Organization and Nature of Operations:

The Hartcourt Companies, Inc. ('Hartcourt" or the "company") was incorporated in Utah in 1983. It is a holding company of various majority owned subsidiaries conducting distribution, retailing and services of IT and related products in China.

The business is grouped into two divisions, the consumer product division and the commercial product division. The consumer product division primarily consists of exclusive wholesale distribution of Samsung monitors and specialty IT product retail stores.

We have exclusive wholesale distribution rights of Samsung monitors in Shanghai, Zhejiang and Guangdong provinces, as well as the Philips monitors in the southern Zhejiang province. The monitors are primarily sold to retail stores and third tier city distributors who then resell them to the local retail stores. We provide warranty services to the customers on behalf of Samsung in our sales territory

We operate 18 retail stores in Shanghai, 2 stores in Beijing and 8 stores in Wenzhou. The retail stores primarily sell customized, store assembled desktop computers, branded notebooks, computer peripherals and accessories. We provide warranty services to our customers on our store assembled computers.

The commercial product division primarily consists of distribution of a wide range of IBM products in the northern China territory and Shanghai. Our customers are mostly small and medium sized enterprises, government agencies and third tier city distributors. The product lines we distribute include servers, storages, notebooks and desktop computers. We source our products from several exclusive IBM wholesale agents in China.

Manufacturers  of  computer  products  and  components  in China  contract  with distributors, such as Hartcourt, to augment their sales and marketing operations. As a stocking, marketing and financial intermediary, distributors reduce manufacturers' costs and personnel associated with stocking and selling their products (including otherwise sizable investments in finished goods inventories, accounts receivables and distribution networks), while providing geographically dispersed selling, order processing and delivery capabilities. Distributors are able to facilitate customers who require delivery of the products on schedules that are generally not available on direct purchase from manufacturers, or who have orders which are of insufficient size to be placed directly with manufacturers.


Note 2. Basis of Presentation

The accompanying un-audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements and related notes.

In the opinion of management, the accompanying un-audited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of their operations and their cash flows for the three months and six months ended June 30, 2004 and 2003, respectively. The financial statements for the three and six months ended June 30, 2004 are consolidated to include the accounts of The Hartcourt Companies Inc., its wholly owned subsidiaries Hartcourt Companies Ltd. and Hartcourt Capital Inc., its wholly owned subsidiary Ai-Asia Inc. Hartcourt's consolidated financial statements include the partially owned subsidiaries. They are, 51% owned HuaQing Corporate Development Co., Ltd, 45% owned GuangDong NewHuaSun Computer Co. Ltd., 50.5% owned Shanghai GuoWei Science and Technology Co. Ltd, 51% owned WenZhou ZhongNan Group, and 51% owned Beijing Challenger Group.


The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

The accounting policies followed by the Company are set forth in Note A to the Company's financial statements as stated in its report on Form 10-KSB/A for the fiscal year ended December 31, 2003, as filed on April 20, 2004.

Note 3.  Gain/(Loss) per Share

                                               Three Months       Three Months       Six Months        Six Months
                                                   Ended             Ended             Ended             Ended
                                               June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                              ----------------  ----------------  ----------------  ----------------
Net gain                                      $        55,494    $       463,387   $       113,336   $       276,471
Effects of dilutive securities                              -                  -                 -                 -
                                             ----------------  -----------------  ----------------  ----------------


Weighted average shares outstanding               178,145,242        124,149,929       176,187,810       112,891,929
                                             ================  =================  ================  ================


Basic and dilutive earnings per share         $         0.000   $          0.004   $         0.000   $         0.003
                                             ================  =================  ================  ================

On June 30, 2004, the Company had 33,010,239 and 10,300,000 warrants and options outstanding, each exercisable into one share of common stock.

Note 4 Equity transactions during the period

During six months ended June 30, 2004, we issued 155,000 shares of restricted common stock valued at $46,500 for consulting services rendered in prior years.

During the six months ended June 30, 2004, we issued 4,200 shares of restricted common stock valued at $2,500 to a consultant for services.

During the six months ended June 30, 2004, we issued 841,270 shares of restricted common stock to Mr. David Chen, Hartcourt's former CEO when he exercised stock options granted to him as a part of his 2002 compensation in a cashless transaction.

During the six months ended June 30, 2004, we issued 6,824,748 shares of restricted common stock to the minority shareholders of Beijing Challenger to acquire 51% equity of the company valued at $3.8 million.

During the six months ended June 30, 2004, we issued 80,000 shares of restricted common stock valued at $40,000 to a consultant for his consulting services

During the six months ended June 30, 2004, we issued 115,426 shares of restricted common stock valued at $61,250 to officers and directors in lieu of cash compensation

Note 5. Subsequent Events

The Company and the minority owners of Wenzhou Zhongnan Group have reached agreements to rescind the original acquisition contract entered into on June 28, 2003 to purchase 51% equity ownership of the group for a total consideration of $5,011,352. The acquisition was paid for entirely by the issuance of 8,415,370 shares of restricted Hartcourt common stock. Zhongnan's financial results are consolidated under the operation of Hartcourt starting October, 2003. All the shares issued for the acquisition are to be returned to Hartcourt to prevent unnecessary shareholder dilution.

The Board of Directors of the Company has authorized the sale of its 45% equity interest in the Guangzhou New Huasun equity. A search is underway to find a suitable buyer. On April 24, 2003, Hartcourt entered a purchase agreement to acquire 45% of New Huasun equity for a total consideration of $3,304,597, paid for entirely by the issuance of 13,769,156 shares of restricted Hartcourt common stock. New Huasun's financial statements were consolidated under Hartcourt starting May, 2003.

The company, together with its subsidiary Shanghai Huaqin, has decided not to complete the acquisition of Shanghai Peng Yang computer Company, a retail chain in Shanghai selling branded notebooks. The original acquisition was valued at $1.8mm for 51% of its equity, payable in 1.53mm restricted shares of Hartcourt common stock.

The transactions contemplated by the definitive purchase agreement signed on February 6, 2004 between Hartcourt and Shanghai ServiceNet Company will not be completed.

On December 30, 2003, the Company issued 4,605,816 shares of restricted Hartcourt common stock to certain Chinese investors for the aggregate purchase price of US$1,842,326, of which US$1,386,382 was paid and of which US$455,945 was to be paid on June 30, 2004. The Chinese investors have not paid the remaining $455,945. As a result, the investors have agreed to return 1,139,863 shares of Hartcourt common stock to satisfy their outstanding obligation to the Company of $455,945.

Item 2 Management's Discussion and Analysis or Plan of Operation

General

The following is a discussion of the results of operations and analysis of financial condition for six months ended June 30, 2004 and June 30, 2003. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management's discussion and Analysis or Plan of Operation section contained in our Annual report on Form 10-KSB/A, filed with the Securities and Exchange Commission on April 20, 2004.

Plan of Operation

Results of Operations

The operations of Hartcourt for the three months and six months ended June 30, 2004 consisted of operations of Huaqing (51% ownership interest), GuoWei (50.5% ownership interest), NewHuaSun (45% ownership interest), ZhongNan Group (51% ownership interest), Challenger Group (51% ownership interest), Hartcourt Capital Inc. (100% ownership interest), Hartcourt China, Inc (formerly known as Hartcourt Companies Limited) (100% ownership interest), Ai-Asia Inc. (100% ownership interest), and Hartcourt's investments in other entities located in Hong Kong and China. The operations of Hartcourt for the three months and six months ended June 30, 2003 consisted of the operations of Huaqing (45% ownership interest acquired in February 2003), GuoWei (45% ownership interest acquired in April 2003), NewHuaSun (45% ownership interest acquired in April 2003), FTL (58.53% ownership interest), Hartcourt Companies Limited (formerly known as Sinobull.com Inc.) (100% ownership interest), Ai-Asia Limited (100% ownership interest), Hartcourt Capital Inc. (100% ownership interest) and Hartcourt's investment and advances to other entities located in US, China and Hong Kong.

Net sales and cost of sales: The Company recorded net sales of $70,655,261 and $138,378,366 for the three months and six months ended June 30, 2004, compared to $28,112,109 and $33,834,458 for the same period in 2003. Net sales during the three months and six months ended June 30, 2004 represented revenues derived from sales of IT products and after sales services to commercial customers and consumers. Net sales during the three months and six months ended June 30, 2003 primarily included the revenue derived from sales of IT products sold to customers provided by HuaQing, Guowei and NewHuasun and the related Internet and telephone services provided by FTL. The increase in sales was mainly due to Huaqing, GuoWei, NewHuaSun, ZhongNan group and Challenger group, the five new acquisitions made in 2003, compared with only two months' result of Guowei and NewHuaSun and four months results of Huaqing consolidated in the quarter ended June 30, 2003. Huaqing's results in the second quarter of 2004 increased 19% over the same period of 2003.

Cost of sales amounted to $67,148,651 and $131,353,497 for the three months and six months ended June 30, 2004 compared to $27,012,645 and $32,343,510 for the same period in 2003. Cost of sales for the three months and six months ended June 30, 2004 represented the cost of IT products sold to customers provided by Huaqing, GuoWei, NewHuaSun, ZhongNan group and Challenger group. Cost of sales for the three months and six months ended June 30, 2003 primarily included the costs of IT products sold to customers provided by HuaQing, Guowei and NewHuasun; cost of transmission and Internet services provided to FTL customers

The slight increase in operational margin was mainly contributed by the commercial product group, together with a slight improvement in the consumer product group operational margin.

Selling, general and administrative expenses: The selling, general and administrative expenses were $2,678,445 and $5,361,007 for the three months and six months ended June 30, 2004 compared to $778,756 and $1,253,067 for the same period in 2003. The increase in expenses was mainly due to consolidation of newly acquired business.

Depreciation and amortization expenses: the depreciation and amortization expenses were $42,087 and $55,583 for the three months and six months ended June 30, 2004 compared to $18,550 and 47,250 for the same period in 2003. The increase was mainly due to the depreciation effect for the new acquired fixed assets.

Gain (loss) on disposal of property and equipment: the gain on disposal of property and equipment of $109,359 for the three and six months ended June 30, 2004 compared to a loss of 72,371 for the same period in 2003. The gain was from the disposal of one investment property owned by Huaqing.

Interest income: Interest income were $39,946 and $56,077 for the three and six months ended June 30, 2004 compared to $0 and $508 for the same period in 2003, the increase was mainly in line with the increase of cash and bank balances.

Interest expenses: Interest expenses were $232,539 and $465,780 for the three months and six months ended June 30, 2004 compare to $79,742 and $92,891 for the same period in 2003. The significant increase was mainly attributable by borrowing cash from loans to finance the Samsung business growth.

Other revenue: Other revenue mainly represented the income from repairing services and other after sales services.

Gain/(loss) in subsidiary attributed to minority interest: Gain/(loss) in subsidiary attributed to minority interest represented the profit/loss shared by the minority shareholders as mentioned above.

Income tax: The Company has a provision for income taxes of $355,207 and $523,037 for the three and six months ended June 30,2004 compared to $58,270 for the same period of 2003. The provision for taxes relates to the estimated amount of taxes that will be imposed by taxing authorities in the PRC, the increase of income tax provision was mainly due to the increase of profit generated by our PRC subsidiaries.

Liquidity and Capital Resources:

Hartcourt's principal capital requirements during the year 2004 are to fund by issuing additional stock, the acquisitions of growth and profitable, IT related operating companies in China and the continuous support from the bank.

As shown in the accompanying financial statements, Hartcourt incurred a net gain of $55,494 and $113,336 for the three and six months ended June 30, 2004 as compared to a net loss of $3,268 and $190,184 for the same period in 2003 (after excluding the one-time gain on disposal of discontinued operation). In addition, Hartcourt's current assets exceeded its current liabilities by $14,624,834 at June 30, 2004.

As of June 30, 2004, we had working capital of US$14,624,834. In addition to our working capital on hand, we intend to obtain the required capital a combination of bank debt and sales of our equity securities. However, there are no commitments or agreements on the part of anyone to provide us with additional bank financing or purchase our securities. The Company's auditor has expressed a comment about the Company's ability to remain as a going concern. If we are unable to raise the additional working capital, our proposed plan of operations may be adversely affected.

Operating activities: During the six months ended June 30, 2004, net cash used by operating activities increased to $2,432,573 compared to $1,305,922 during the same period in 2003. The increase in cash used in operation activities was mainly in line with the expansion of business of the Group.

The cash inflow in operating activities resulted primarily due to the increase of accounts payable of $8,303,193, increase of accrued liabilities of $620,356, increase of deferred revenue of $1,246,997, decrease of prepaid expenses of

$408,439, minority interest of $1,019,389, net operation gain of $113,336 and other non-cash related expenses of $205,834. The outflow of operating activities is mainly due to the increase of accounts receivable of $3,550,613, increase of trade deposits to suppliers of $2,633,886, increase of inventories of $8,056,259 and gain on abandonment of property and equipment of $109,359.

Investing activities: Net cash provided by investing activities during the six months ended June 30, 2004, was $3,739,498 compared to $3,221,292 for the same period in 2003.

The increase was mainly due to the cash generated from the disposal of one property by Shanghai Huaqing of $222,029 and increase in proceeds from the recovery of notes receivables of $239,351.

Cash provided during the six months ended June 30, 2004 was primarily resulted from $3,288,016 arising from the acquisition of Challenger and consolidation of subsidiaries of Huaqing, GuoWei for the six months ended June 30, 2004, proceeds from notes receivable of $339,351, proceeds from the investment into a new subsidiary of NewHuaSun contributed by its minority shareholder of $231,934 and gain on disposal of property and equipments of $222,029, netting off the payment for acquiring property and equipment of $341,832.

Financing activities: Net cash provided by financing activities during the six months ended June 30, 2004 was $2,849,400 compared to $4,090,467 during the same period in 2003. To support the expansion of the Group's business in China,
Hartcourt and its subsidiaries got financing support from local banks continuously.

Net cash was provided primarily due to proceeds from stock subscription receivable of $1,386,382, proceeds from loans and credits of $3,692,688, netting off the net payments on note payable of $1,481,918 and net payments to related parties of $747,752.

As a result of the above activities, the company experienced a net increase in cash of $4,156,325 for the six months ended June 30, 2004. Although around $4 million cash increased during the first six months of 2004, most of the increase is due to one-off event, such as cash acquired from Beijing Challenger and subsidiaries of $3,288,016, and the proceeds on stock subscription receivable of $1,386,382


Off-Balance Sheet Arrangements: We do not have any off-balance sheet financing arrangements.

Forward Looking Statements:

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

Item 3.  Control and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15e under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Security Exchange Act of 1934 is recorded, recessed, summarized, and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As required by Rule 15e-15(e) under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial report. Based on this evaluation, no such change in our internal control over financial reporting occurred during the most recent fiscal quarter.

Part II

Item 1.  LEGAL PROCEEDINGS

Securities and Exchange Commission v. The Hartcourt Companies, Inc., et al., United States District Court for the Central District of California Case No. CV03-3698LGB(PLAx),

The Securities and Exchange Commission has filed a complaint for alleged security violations. The complaint alleges that the company illegally used an S-8 registration statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by the company from September 9, 1999 through November 18, 1999, and the SEC is seeking disgorgement from the company of approximately $800,000.00, civil penalties and interest, as well as an injunction against future securities law violations. Court-ordered mediation took place on April 22, 2004, at which the parties were unable to resolve the dispute. Hartcourt requested that the Judge order another session of mediation and order the SEC to send to mediation an individual with the power to settle the case. A post-mediation status conference occurred on June 1, 2004, at which time the District court set a trial date on March 29, 2005. The company has reserved $1,300,000 as a contingent liability on its balance sheet for this litigation.

Apollo Financial Network, LLC vs Hartcourt

Apollo Financial Network filed an action for breach of contract arising out of a consulting agreement which was canceled in January of 1999. Hartcourt accepted an offer to compromise which included the entry of judgment in the amount of $11,500, which represent an amount less than the projected costs of defense. Judgment in such amount was entered against the Company on November 20, 2002. The Company has not made the payment to the plaintiff and the liability has been accrued.

Item 2.  Changes in Securities.

During six months ended June 30, 2004, we issued 155,000 shares of our common stock valued at $46,500 to a consultant for services. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

During the six months ended June 30, 2004, we issued 841,270 shares of our common stock upon the net issuance of outstanding options. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

During the six months ended June 30, 2004, we issued 6,824,748 shares of our common stock upon acquisition of Beijing Challenger Group. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

During the six months ended June 30, 2004, we issued 80,000 shares of our common stock valued at $40,000 to a consultant for services. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

During the six months ended June 30, 2004, we issued 115,426 shares of our common stock valued at $61,250 to officers and directors. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

     31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14

     31.2 Certificate of CFO as Required by Rule 13a-14(a)/15d-14

     32.1 Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code


    (b) Reports on Form 8-K

     Current report item,  July 20, 2004   001-12671
          Hartcourt's founder converts original preferred stock to common shares

     Other events,         June 8, 2004     001-12671
          Hartcourt promotes Carrie Hartwick to CEO




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

                                The Hartcourt Companies, Inc.

Date:  August 13, 2004           By: /s/ Carrie Hartwick
                                    --------------------------------
                                         Carrie Hartwick
                                         Chief Executive Officer
                                         Chief Financial Officer