Form 10QSB/A
period 2004-06-30
HARTCOURT COMPANIES INC
filed 2004-08-18
CIK 949427

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

                        Commission File Number: 001-12671

                          The Hartcourt Companies, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                      Utah
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   87-0400541
                        --------------------------------
                        (IRS Employer Identification No.)

              911 E. Colorado Blvd. Third Floor Pasadena, Ca 91106
                    (Address of principal executive offices)

                                 (626) 844 2437
                           ---------------------------
                           (Issuer's telephone number)

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

Yes [ ] No [ X ].

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                  June 30, 2004
                                                                        Page
                                                                       -------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance sheet as of
        June 30, 2004 (Un-audited)...........................................3-4

        Consolidated Statements of Operations for the Three Months
        and Six Months ended June 30, 2004 and 2003 (Un-audited).............5-6

        Consolidated Statement of Shareholders' Equity (Un-audited)............7

        Consolidated Statements of Cash Flows for the Six Months
        ended June 30, 2004 and 2003 (Un-audited)..............................8

        Notes to the Consolidated Financial Statements.........................9

Item 2. Management's Discussion and Analysis or Plan of Operations............11

Item 3. Control and Procedures................................................15

PART II OTHER INFORMATION

Item 1. Legal Proceedings.....................................................15

Item 2. Changes in Securities.................................................16

Item 6. Exhibits and Reports on Form 8-K......................................16

Signatures....................................................................17

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

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30, 2004
                                                               (Unaudited)
                                                       ------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank Loans                                         $               7,522,004
   Short-term Loans                                                   2,629,575
   Notes payable, current portion                                     2,519,392
   Accounts payable                                                  14,473,435
   Deferred revenue                                                   1,773,971
   Accrued expenses and other current liabilities                     3,299,196
   Staff loans                                                          859,473
   Due to related parties                                                30,579
   Due to shareholders                                                  229,936
                                                      -------------------------
Total current liabilities                                            33,337,561

Total liabilities                                                    33,337,561
                                                      -------------------------
Contingencies                                                         1,300,000
Minority interests                                                    7,867,216

Shareholders' Equity
   Preferred stock:
   Original preferred stock, $0.01 par value,
     1,000 authorized, issued and outstanding                                10
   Common  stock,  $0.001  par  value,  250,000,000
shares  authorized;  179,177,748  shares  and
     171,157,104 shares issued and outstanding at
June 30, 2004 and December 31, 2003                                     179,178
   Additional paid-in capital                                        74,794,826
   Treasury stock, at cost, 48,728 shares
     at June 30, 2004 and December 31, 2003                             (48,728)
   Stocks subscription receivable                                      (455,944)
   Other comprehensive income                                           933,487
   Accumulated deficit                                              (51,698,539)
                                                       ------------------------
Total shareholders' equity                                           23,704,290
                                                       ------------------------

Total liabilities and shareholders' equity            $              66,209,067
                                                       ========================

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        For the Three Months Ended June 30      For the Six Months Ended June 30
                                                      --------------------------------------  ----------------------------------
                                                             2004                 2003              2004                2003
                                                      --------------------  ----------------   ---------------    ---------------
Net sales                                             $        70,655,261   $     28,112,109   $   138,378,366    $    33,834,458
Cost of sales                                                  67,148,651         27,012,645       131,353,497         32,343,510
                                                      --------------------  ----------------   ---------------    ---------------
Gross profit                                                    3,506,610          1,099,464         7,024,869          1,490,948
                                                      --------------------  ----------------   ---------------    ---------------
Operating expenses:
         Selling, general and administrative                    2,636,358            760,206         5,305,424          1,191,001
         Depreciation and amortization                             42,087             18,550            55,583             47,250
         Impairments                                                    -                  -                 -             14,816
                                                      --------------------  ----------------   ---------------    ---------------
Total operating expenses                                        2,678,445            778,756         5,361,007          1,253,067
                                                      --------------------  ----------------   ---------------    ---------------
Gain from continuing operations before other income               828,165            320,708         1,663,862            237,881

Other income (expense):
     Gain(loss)   on  disposal   of  property   and               109.359                  -           109,359            (72,371)
     equipment
         Interest expense                                        (232,539)           (79,742)         (465,780)           (92,891)
         Interest income                                           39,946                  -            56,077                508
         Other                                                    176,992             42,433           292,244             42,463
                                                      --------------------  ----------------   ---------------    ---------------
Total other income (expense)                                       93,758            (37,309)           (8,100)          (122,291)
                                                      --------------------  ----------------   ---------------    ---------------

Gain from continuing operations                                   921,923            283,399         1,655,762            115,590

Less:   gain/(loss)  in  subsidiary  attributed  to
minority interest                                                (511,222)          (228,397)       (1,019,389)          (247,504)
                                                      --------------------  ----------------   ---------------    ---------------
Gain/(loss) before discontinued operations                        410,701             55,002           636,373           (131,914)

Discontinued operations:
         Loss from discontinued operations                              -                  -                 -                  -
         Gain  on  disposal of discontinued                                          466,655                 -            466,655
operations                                                              -
                                                      --------------------  ----------------   ---------------    ---------------
Gain before income tax                                            410,701            521,657           636,373            334,741

         Income tax

                                                                ( 355,207)           (58,270)         (523,037)           (58,270)


THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) Continued




                                                        For the Three Months Ended June 30      For the Six Months Ended June 30
                                                      --------------------------------------  ----------------------------------
                                                             2004                 2003              2004                2003
                                                      --------------------  -----------------  ---------------    ---------------
Net Gain                                              $            55,494   $        463,387   $       113,336    $      276,471
                                                      ===================   ================   ===============    ===============
Other comprehensive gain (loss):
         Foreign currency translation gain (loss)                       -                  -                 -                  -
                                                      --------------------  ----------------   ---------------    ---------------
Comprehensive gain                                    $            55,494   $        463,387   $       113,336    $       276,471
                                                      ===================   ================   ===============    ===============
Basic  and fully  diluted  gain/(loss)  per  common
share:
         Gain/(loss) from continuing operations       $             0.000   $          0.000   $         0.000    $        (0.001)
         Gain/(loss) from discontinued operations                   0.000              0.004             0.000              0.004
                                                      -------------------   ----------------   ---------------    ---------------

Gain/(loss) per share                                 $             0.000   $          0.004   $         0.000    $         0.003
                                                      --------------------  ----------------   ---------------    ---------------
Weighted average number of shares outstanding
  - Basic and fully diluted                                   178,145,232        124,149,929       176,187,810        112,891,929
                                                      ===================   ================   ===============    ===============

See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                      Preferred                 Common                       Other
                    Common Stock        Stock     Additional     Stock      Treasury Stock  Compre-                     Total
                ------------------- -------------  Paid-In    Subscriptions --------------- hensive     Accumulated  Shareholders'
 Description      Shares    Amount  Shares Amount  Capital     Receivable   Shares   Amount   Loss         Deficit      Equity
--------------- ---------- -------- ------ ------ ----------- ------------- ------ -------- ---------- ------------- ------------
Balance -
December 31,
2003           171,157,104 $171,157  1,000 $   10 $70,858,036 $ (1,842,326) 48,728 $(48,728) $(933,487) $(51,811,875) $18,259,761

Shares issued
for consulting
services           239,200      239     -      -       88,761                                                              89,000

Shares issued
for compensation   115,426      116                    61,135                                                              61,251

Shares issued
for executions
of cashless
 option            841,270      841      -      -        (841)                                                                  -

Shares issued
for acquisition
of Challenger
Group            6,824,748    6,825                 3,787,732                                                           3,794,560
Subscriptions
receivable                               -      -                 1,386,382                                             1,386,382

Net Income                               -      -                                                          113,3362       113,336
                ---------- -------- ------ ------ ----------- ------------  ------ --------  ---------  ------------  -----------
Balance -
June 30, 2004
2004            179,177748 $179,178  1,000 $   10 $74,794,826 $   (455,944) 48,728 $(48,728) $(933,487) $(51,698,539) $23,704,290
                ========== ======== ====== ====== =========== ============  ====== ========  =========  ============  ===========



See accompanying notes to consolidated financial statements.

                     THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                   Six Months Ended June 30,
                                                                --------------------------------
                                                                     2004              2003
                                                                ---------------    -------------
Cash flows from operating activities:
   Net gain/(loss)                                            $        113,336           276,471
   Adjustments to reconcile net loss to net cash
   used in operating activities:
   Loss/(gains) on abandonment of property and equipment              (109,359)           72,371
     Depreciation and amortization                                      55,583            62,066
     Gain on sale of affiliate                                               -          (466,655)
     Minority interest in loss/(gain) of subsidiaries                1,019,389           247,504
     Equity in loss of affiliate                                             -                 -
     Shares issued in lieu of compensation and services                150,251           184,554
     Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                          (3,550,613)          (93,034)
       Advances to suppliers                                        (2,633,886)
       Inventories                                                  (8,056,259)        3,867,039
       Prepaid expenses and other receivables                          408,439          (139,927)
     (Decrease) Increase in:
       Accounts payable                                              8,303,193        (4,914,889)
       Accrued expenses and other current liabilities                  620,356          (418,949)
       Deferred revenue                                              1,246,997            17,527
                                                                ---------------    -------------
Net cash used in operating activities                               (2,432,573)       (1,305,922)
                                                                ---------------    -------------
Cash flows from investing activities:
   Proceeds on notes receivable                                        339,351           100,000
   Proceeds on return of investment                                          -           243,755
   Cash decreased due to merge                                               -           (32,006
   Cash received for investments                                       231,934                 -
   Cash paid for investments                                                 -                 -
   Cash received from disposal of property and equipment               222,029                 -
   Cash acquired in acquisitions                                     3,288,016         2,940,509
   Purchase of property and equipment                                 (341,832)          (30,966)
                                                                --------------    -------------
Net cash provided by investing activities                            3,739,498         3,221,292
                                                                --------------    -------------
Cash flows from financing activities:
   Proceeds on sale of treasury stock                                        -            48,813
   Proceeds on stock subscriptions                                   1,386,382                 -
   Proceeds on loans and lines of credit                             3,692,688         2,455,749
   Proceeds from (payments to) related parties                        (747,752)          231,556
   Proceeds on (repayments of) notes payable                        (1,481,918)        1,354,349
   Payments on capital leases                                                -                 -
                                                                --------------    --------------
Net cash provided by financing activities                            2,849,400         4,090,467
                                                                --------------    --------------
                                                                --------------    --------------
Foreign currency translation                                                 -                 -
Net increase (decrease) in cash                                      4,156,325         6,005,837
Cash and cash equivalents, beginning of period                       2,486,103            79,845
                                                                --------------    -------------
Cash and cash equivalents, end of period                      $      6,642,428         6,085,682
                                                                --------------    --------------

See accompanying notes to consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


Note 1: Organization and Nature of Operations:

The Hartcourt Companies, Inc. ("Hartcourt" or the "company") was incorporated in Utah in 1983. It is a holding company of wholly owned and majority owned subsidiaries conducting distribution, retailing and services of IT and related products in China.

The business is grouped into two divisions, the consumer product division and the commercial product division. The consumer product division primarily consists of exclusive wholesale distribution of Samsung monitors and specialty IT product retail stores.

We have exclusive wholesale distribution rights of Samsung monitors in Shanghai, Zhejiang and Guangdong provinces, as well as the Philips monitors in the southern Zhejiang province. The monitors are primarily sold to retail stores and third tier city distributors who then resell them to the local retail stores. We provide warranty services to the customers on behalf of Samsung in our sales territory

We operate 18 retail stores in Shanghai, 2 stores in Beijing and 8 stores in Wenzhou. The retail stores primarily sell customized, store assembled desktop computers, branded notebooks, computer peripherals and accessories. We provide warranty services on our store assembled computers.

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

Manufacturers  of  computer  products  and  components  in China  contract  with distributors, such as Hartcourt, to augment their sales and marketing operations. As a stocking, marketing and financial intermediary, distributors reduce manufacturers' costs and personnel associated with stocking and selling of their products (including otherwise sizable investments in finished goods inventories, accounts receivables and distribution networks), while providing geographically dispersed selling, order processing and delivery capabilities. Distributors are able to facilitate customers who require delivery of the products on schedules that are generally not available on direct purchase from manufacturers, or who have orders which are of insufficient size to be placed directly with the manufacturers.


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

Note 3.  Gain/(Loss) per Share


                                        Three Months    Three Months    Six Months     Six Months
                                           Ended            Ended         Ended          Ended
                                       June 30, 2004    June 30, 2003  June 30, 2004  June 30, 2003
                                       --------------  -------------- -------------- --------------
Net gain                                 $     55,494    $    463,387  $     113,336  $     276,471
Effects of dilutive securities           $         --    $         --  $          --  $          --
                                       --------------  -------------- -------------- --------------

Weighted average shares outstanding       178,145,242     124,149,929    176,187,810    112,891,929
                                       ==============  ============== ============== ==============

Basic and dilutive earnings per share    $      0.000    $      0.004  $       0.000  $       0.003
                                      ==============  ============== ==============  ==============


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

During the six months ended June 30, 2004, we issued 841,270 shares of restricted common stock to Mr. David Chen, Hartcourt's former CEO whom had exercised stock options granted to him as a part of his 2002 compensation in a cashless transaction.

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

The Company and the minority owners of Wenzhou Zhongnan Group have reached agreements to rescind the original acquisition contract entered into on June 28, 2003 to purchase 51% equity ownership of the group for a total consideration of $5,011,352. The acquisition was paid for entirely by the issuance of 8,415,370 shares of restricted Hartcourt common stock. Zhongnan's financial results are consolidated under the operation of Hartcourt starting October, 2003. All the shares issued for the acquisition are to be returned to Hartcourt for cancellation.

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

On December 30, 2003, the Company issued 4,605,816 shares of restricted Hartcourt common stock to certain Chinese investors for the aggregate purchase price of US$1,842,326, of which US$856,382, US$515,000 and US$15,000 was paid on
February 2, 20004, February 27, 2004 and March 12, 2004, respectively. The remaining US$455,945 was to be paid on June 30, 2004. The Chinese investors have not paid the remaining $455,945. As a result, the investors have agreed to return 1,139,863 shares of Hartcourt common stock to satisfy their outstanding obligation to the Company of $455,945.

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

Net sales and cost of sales: The Company recorded net sales of $70,655,261 and $138,378,366 for the three months and six months ended June 30, 2004, compared to $28,112,109 and $33,834,458 for the same period in 2003. Net sales during the three months and six months ended June 30, 2004 represented revenues derived from sales of IT products and after sales services to commercial customers and consumers. Net sales during the three months and six months ended June 30, 2003 primarily included revenue derived from sales of IT products sold to customers provided by HuaQing, Guowei and NewHuasun and the related Internet and telephone services provided by FTL. The increase in sales was mainly due to Huaqing, GuoWei, NewHuaSun, ZhongNan group and Challenger group, the five new acquisitions made in 2003, compared with two months' result of Guowei and NewHuaSun and four months' results of Huaqing consolidated in the quarter ended June 30, 2003.

Cost of sales amounted to $67,148,651 and $131,353,497 for the three months and six months ended June 30, 2004 compared to $27,012,645 and $32,343,510 for the same period in 2003. Cost of sales for the three months and six months ended June 30, 2004 represented the cost of IT products sold to customers provided by Huaqing, GuoWei, NewHuaSun, ZhongNan group and Challenger group. Cost of sales for the three months and six months ended June 30, 2003 primarily included the costs of IT products sold to customers provided by HuaQing, Guowei and NewHuasun; cost of transmission and Internet services provided by FTL to its customers.

The increase in the gross margin was mainly contributed by the commercial product group while the consumer product group had a slightly higher margin as well.

Selling, general and administrative expenses: The selling, general and administrative expenses were $2,636,358 and $5,305,424 for the three months and six months ended June 30, 2004 compared to $760,206 and $1,191,001 for the same period in 2003. The increase in expenses was mainly due to the consolidation of newly acquired business.

Depreciation and amortization expenses: the depreciation and amortization expenses were $42,087 and $55,583 for the three months and six months ended June 30, 2004 compared to $18,550 and 47,250 for the same period in 2003. The increase was mainly due to depreciation cost from newly acquired business.

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

Interest expenses: Interest expenses were $232,539 and $465,780 for the three months and six months ended June 30, 2004 compare to $79,742 and $92,891 for the same period in 2003. The increase was mainly attributable to borrowing of cash to finance the Samsung business growth.

Other revenue: Other revenue mainly represented income from warranty services and other after sales services.

Gain/(loss) in subsidiary attributed to minority interest: Gain/(loss) in subsidiary attributed to minority interest represented the profit/loss shared by the minority shareholders as mentioned above.

Income tax: The Company made provision for income taxes of $355,207 and $523,037 for the three and six months ended June 30, 2004 compared to $58,270 for the same period of 2003. The provision for taxes relates to the estimated amount of taxes that will be imposed by tax authorities in the PRC, the increase of income tax provision was mainly due to the higher profit generated by the PRC subsidiaries.

Liquidity and Capital Resources:

Hartcourt's principal capital requirements during the year 2004 are funded by bank borrowings, followed by issuing additional stocks.

As shown in the accompanying financial statements, Hartcourt incurred a net gain of $55,494 and $113,336 for the three and six months ended June 30, 2004 as compared to a net loss of $3,268 and $190,184 for the same period in 2003 (after excluding the one-time gain on disposal of discontinued operation). In addition, Hartcourt's current assets exceeded its current liabilities by $14,624,834 on June 30, 2004.

As of June 30, 2004, we had working capital of US$14,624,834. In addition to our working capital on hand, we intend to obtain the required capital in a combination of bank debt and sales of equity securities. However, there are no commitments or agreements on the part of anyone to provide us with additional bank financing or purchase of securities. If we are unable to raise the additional working capital, our proposed plan of operations may be adversely affected.

Operating activities: During the six months ended June 30, 2004, net cash used by operating activities increased to $2,432,573 compared to $1,305,922 during the same period in 2003. The increase in cash used in operation activities was mainly in line with the expansion of business.

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

The increase was mainly due to cash generated from the disposal of one property by Shanghai Huaqing of $222,029 and increase in proceeds from the recovery of notes receivables of $239,351.

Financing activities: Net cash provided by financing activities during the six months ended June 30, 2004 was $2,849,400 compared to $4,090,467 during the same period in 2003. The decrease was primarily due to lower short term bank borrowing.

As a result of the above activities, the company experienced a net increase in cash of $4,156,325 for the six months ended June 30, 2004. Most of the increase is due to one-off events, such as the Beijing Challenger acquisition and the proceeds from stock subscription

Off-Balance Sheet Arrangements:

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


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                OTHER INFORMATION
                            JUNE 30, 2004 (UNAUDITED)


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

During the six months ended June 30, 2004, we issued 841,270 shares of common stock upon the net issuance of outstanding 2002 compensation options granted to Mr. David Chen, the former CEO of Hartcourt. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

During the six months ended June 30, 2004, we issued 6,824,748 shares of common stock upon acquisition of Beijing Challenger Group. The common shares were issued pursuant to Regulation S under the Act. There was no underwriter involved in this issuance.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14

     31.2 Certificate of CFO as Required by Rule 13a-14(a)/15d-14

     32 Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     (b) Reports on Form 8-K

     On June 3, 2004,  the board of  directors  of the  Company  elected  Carrie
     Hartwick to its board of directors and appointed her as the CEO of Hartcourt in addition to her President and CFO responsibility. File Number 04852902. Incorporated herein by reference.

On July 14, 2004, the founder of Hartcourt, Dr. Alan Phan, converted his 1,000 shares of preferred stock into 2,000,000 shares of restricted common stock of Hartcourt. File Number 04921695. Incorporated herein by reference.

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