Form 10QSB
period 2004-09-30
HARTCOURT COMPANIES INC
filed 2004-11-09
CIK 949427

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004

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

                                      Utah

                 (State or other jurisdiction of incorporation)

                                    001-12671

                            (Commission File Number)

                                   87-0400541

                        (IRS Employee Identification No.)

              911 E. Colorado Blvd. Third Floor Pasadena, CA 91106

                    (Address of principal executive offices)

                                 (626) 844 2437

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

As of November 1, 2004, The Hartcourt Companies, Inc. had 171,658,757 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                               September 30, 2004
                                                                           Page
                                                                           ----
PART I  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance sheet as of September 30, 2004
          (Un-audited)                                                    1 - 2

         Consolidated Statements of Operations for the Three Months
          and Nine Months ended September 30, 2004 and 2003
          (Un-audited)                                                    3 - 4

         Consolidated Statement of Shareholders' Equity (Un-audited)          5

         Consolidated Statements of Cash Flow for the Six Months
          ended September 30, 2004 and 2003 (Un-audited)                  6 - 7

         Notes to the Consolidated Financial Statements                  8 - 12

ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 13 - 17

ITEM 3.  Controls and Procedures                                        17 - 18

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   19

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds    19 - 20

ITEM 4.  Submission of Matters to a Vote of Security Holders            20 - 21

ITEM 6.  Exhibits and Reports on Form 8-K                               21 - 22

SIGNATURES                                                                   23

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   September 30,
                                                                        2004
                                                                    (Un-audited)
                                                                   -------------
ASSETS

Current assets:
   Cash and cash equivalents                                       $  3,455,759
   Accounts receivable, net                                          10,306,804
   Inventories                                                        9,113,761
   Trade deposits                                                     6,647,101
   Prepaid expenses and other receivables                             3,602,274
   Notes receivable, current portion                                    230,133
   Due from related parties                                           1,011,855
                                                                   -------------
Total current assets                                               $ 34,367,687
                                                                   -------------

Property and equipment, net                                             703,433

Investments, net                                                        343,408

Other assets
   Goodwill, net                                                      8,244,237
   Notes receivable, net of current portion                           5,230,659

                                                                   -------------
Total other assets                                                   13,474,896
                                                                   -------------

Total assets                                                       $ 48,889,424
                                                                   =============

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   September 30,
                                                                        2004
                                                                    (Un-audited)
                                                                   -------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank Loans                                                           483,196
   Short-term Loans                                                   1,181,478
   Notes payable, current portion                                     1,892,626
   Accounts payable                                                  13,092,930
   Deferred revenue                                                   3,203,596
   Accrued expenses and other current liabilities                     2,217,987
   Staff loans                                                        1,334,214
   Due to related parties                                                30,871
   Due to shareholders                                                  229,936
                                                                   -------------
Total current liabilities                                            23,666,834
Total liabilities                                                    23,666,834
                                                                   -------------
Contingencies                                                         1,300,000
Minority interests                                                    5,186,965
Shareholders' Equity
   Preferred stock:                                                          --
   Common stock, $0.001 par value,
     250,000,000 shares authorized;
     171,658,757 shares and 171,157,104 shares
     issued and outstanding at
     September 30, 2004 and December 31, 2003                           171,659
   Additional paid-in capital                                        69,327,773
   Treasury stock, at cost, 48,728 shares at
     September 30, 2004 and
     December 31, 2003                                                  (48,728)
   Stocks subscription receivable                                            --
   Other comprehensive income                                           933,487
   Accumulated deficit                                              (51,648,566)
                                                                   -------------
Total shareholders' equity                                           18,735,625
                                                                   -------------
Total liabilities and shareholders' equity                         $ 48,889,424
                                                                   =============

          See accompanying notes to consolidated financial statements.

                                        THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              For the Three Months Ended         For the Nine Months Ended
                                                                     September 30                      September 30
                                                                 2004             2003            2004             2003
                                                            --------------   --------------   --------------   --------------
Net sales                                                   $  53,779,573    $  33,665,719    $ 147,488,850    $  67,500,177
Cost of sales                                                  51,124,050       31,812,454      140,119,741       64,155,964
                                                            --------------   --------------   --------------   --------------

Gross profit                                                    2,655,523        1,853,265        7,369,109        3,344,213
                                                            --------------   --------------   --------------   --------------

Operating expenses:
    Selling, general and administrative                         2,021,252        1,012,841        5,796,913        2,203,842
    Depreciation and amortization                                  28,841           12,169           79,501           59,419
    Impairments                                                        --               --               --           14,816
                                                            --------------   --------------   --------------   --------------
Total operating expenses                                        2,050,093        1,025,010        5,876,414        2,278,077
                                                            --------------   --------------   --------------   --------------


Gain from continuing operations before
other income                                                      605,430          828,255        1,492,695        1,066,136

Other income/(expense):
    Prior year adjustment                                              --          122,478               --          122,478
    Gain/(loss) on disposal of property
      and equipment                                                14,492               --          123,851          (72,371)
    Interest expense                                              (14,996)         (43,502)        (228,592)        (136,393)
    Interest income                                                17,365               --           54,093              508
    Other                                                          73,640           33,417          152,332           75,880
                                                            --------------   --------------   --------------   --------------
Total other income/(expense)                                       90,501          112,393          101,684           (9,898)
                                                            --------------   --------------   --------------   --------------

Gain from continuing operations                                   695,931          940,648        1,594,379        1,056,238

Less:  gain/(loss) in subsidiary attributed
to minority interest                                             (411,230)        (305,081)      (1,054,604)        (552,585)
                                                            --------------   --------------   --------------   --------------
Gain/(loss) before discontinued operations                        284,701          635,567          539,775          503,653


                                        THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                         (CONTINUED)


                                                              For the Three Months Ended         For the Nine Months Ended
                                                                     September 30                      September 30
                                                                 2004             2003            2004             2003
                                                            --------------   --------------   --------------   --------------
Discontinued operations:
    Gain from discontinued operations                                  --               --          165,945               --
    Gain on disposal of discontinued                                   --               --         (110,535)         466,655
    operations                                                   (110,535)              --               --               --
                                                            --------------   --------------   --------------   --------------
Gain before income tax                                            174,166          635,567          595,185          970,308

    Income tax                                                   (124,193)        (121,363)        (431,876)        (179,633)

                                                            --------------   --------------   --------------   --------------
Net Gain                                                    $      49,973    $     514,204    $     163,309    $     790,675
                                                            --------------   --------------   --------------   --------------

Other comprehensive gain/(loss):
    Foreign currency translation gain(loss)                            --               --               --               --
                                                            --------------   --------------   --------------   --------------
COMPREHENSIVE GAIN                                          $      49,973    $     514,204    $     163,309    $     790,675
                                                            ==============   ==============   ==============   ==============

Basic and fully diluted earnings/(loss)
  per common share:
    Gain/(loss) from continuing operations                  $       0.001    $       0.003    $       0.001    $       0.003
    Gain/(loss) from discontinued
    operations                                                     (0.001)           0.000            0.000            0.003
                                                            --------------   --------------   --------------   --------------

Earnings per share                                          $       0.000    $       0.003    $       0.001    $       0.006
                                                            --------------   --------------   --------------   --------------

Weighted average number of shares
outstanding
  - Basic and fully diluted                                 $ 178,557,915    $ 152,872,180    $ 177,078,138    $ 126,342,449
                                                            ==============   ==============   ==============   ==============

                                 See accompanying notes to consolidated financial statements.


                                           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                Common Stock        Preferred Stock                                     Treasury Stock
                        -------------------------  -----------------                                  ------------------
                                                                                         Common                               Other
                                                                         Additional     Stock Sub-                           Compre-
                                                                          Paid in       scriptions                           hensive
                            Shares        Amount   Shares    Amount       Capital       Receivable    Shares    Amount        Loss
                        -------------  ----------  -------  --------   -------------   ------------   -------  ---------   ---------
Balance -
  December 31, 2003      171,157,104   $ 171,157    1,000   $    10    $ 70,858,036    $(1,842,326)   48,728   $(48,728)   $933,487

Shares issued for
  consulting services        249,640         250       --        --          91,465             --        --         --          --
Shares issued for
  compensation               286,156         286       --        --         150,964             --        --         --          --
Shares issued for
  executions of
  cashless
  option                     696,342         696       --        --        (100,696)            --        --         --          --
Shares issued for
  acquisition of
  Challenger
  Group                    6,824,748       6,825       --        --       3,787,735             --        --         --          --
Share cancelled for
  rescission of
  acquisition
  of Zhongnan Group       (8,415,370)     (8,415)      --        --      (5,002,937)            --        --         --          --
Subscriptions
  receivable              (1,139,863)     (1,140)      --        --        (454,804)     1,842,326        --         --          --
Share issued upon
  conversion of
  preferred
  stocks                   2,000,000       2,000   (1,000)      (10)         (1,990)            --        --         --          --
Net income                        --          --       --        --              --             --        --         --          --
                        -------------  ----------  -------  --------   -------------   ------------   -------  ---------   --------
Balance -
  September 30, 2004     171,658,757   $ 171,659       --   $    --    $ 69,327,773    $        --    48,728   $(48,728)   $933,487
                        ============   ==========  =======  ========   =============   ============   =======  =========   =========

(CONTINUED BELOW)


                                             Total
                                            Share-
                          Accumulated       holders'
                            Deficit         Equity
                         -------------   ------------
Balance -
  December 31, 2003       (51,811,875)    18,259,761

Shares issued for
  consulting services              --         91,715
Shares issued for
  compensation                     --        151,250
Shares issued for
  executions of
  cashless
  option                           --       (100,000)
Shares issued for
  acquisition of
  Challenger
  Group                            --      3,794,560
Share cancelled for
  rescission of
  acquisition
  of Zhongnan Group                --     (5,011,352)
Subscriptions
  receivable                       --      1,386,382
Share issued upon
  conversion of
  preferred
  stocks                           --             --
Net income                    163,309        163,309
                         -------------   ------------
Balance -
  September 30, 2004      (51,648,566)   $18,735,625
                         =============   ============


                                    See accompanying notes to consolidated financial statements.


                              THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                          Nine months ended September 30,
                                                                              2004              2003
                                                                          ------------     --------------
Cash flows from operating activities:
   Net gain                                                               $   163,309          790,675
   Adjustments to reconcile net gain to net cash
   used in operating activities:
   Loss/(gains) on abandonment of property and equipment                     (123,851)          72,371
     Depreciation and amortization                                             79,501           74,235
     Loss/(gain) on sale of affiliate                                         110,535         (466,655)
     Minority interest in loss/(gain) of subsidiaries                       1,054,604          552,585
     Operation gain on discontinued operation                                (165,945)              --
     Shares issued in lieu of compensation and services                       242,965          261,116
     Prior year adjustment                                                         --         (122,478)
     Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                                 (3,162,630)        (987,881)
       Advances to suppliers                                               (4,339,432)      (1,758,647)
       Inventories                                                         (4,408,527)       3,560,748
       Prepaid expenses and other receivables                                 289,034        1,003,737
     (Decrease) Increase in:
       Accounts payable                                                     6,410,179       (3,974,738)
       Accrued expenses and other current liabilities                         105,235          285,246
       Deferred revenue                                                     3,504,948           21,360
                                                                          ------------     ------------

Net cash used in operating activities                                        (240,075)        (688,326)
                                                                          ------------     ------------
Cash flows from investing activities:
   Proceeds on notes receivable                                               378,440          100,000
   Proceeds on return of investment                                                --          253,755
   Cash decreased due to disposal of subsidiaries                          (1,534,560)         (32,006)
   Cash paid for investments                                                 (119,592)              --
   Cash received from disposal of property and equipment                      286,123               --
   Cash acquired in acquisitions                                            3,288,016        2,940,507
   Purchase of property and equipment                                        (128,034)         (54,074)
                                                                          ------------     ------------

Net cash provided by investing activities                                   2,170,393        3,208,182
                                                                          ------------     ------------

                    See accompanying notes to consolidated financial statements.


                              THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                              (CONTINUED)


                                                                          Nine months ended September 30,
                                                                              2004              2003
                                                                          ------------     --------------

Cash flows from financing activities:
   Proceeds on sale of common stock                                                --           30,000
   Proceeds on sale of treasury stock                                              --           48,813
   Proceeds on stock subscriptions                                          1,386,382               --
   Proceeds on loans and lines of credit                                      563,830        2,304,063
   Proceeds from (payments to) related parties                               (802,190)        (150,047)
   Proceeds on (repayments of) notes payable                               (2,108,684)       2,551,670
   Payments on capital leases                                                      --               --
                                                                          ------------     ------------

Net cash provided by (used in) financing activities                          (960,662)       4,784,499
                                                                          ------------     ------------

Foreign currency translation                                                       --               --

Net increase (decrease) in cash                                               969,656        7,304,355

Cash and cash equivalents, beginning of period                              2,486,103           79,845
                                                                          ------------     ------------

Cash and cash equivalents, end of period                                  $ 3,455,759        7,384,200
                                                                          ============       ==========

                       See accompanying notes to consolidated financial statements


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (UNAUDITED)

NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS:

The Hartcourt Companies, Inc. ("Hartcourt" or the "Company") was incorporated in Utah in 1983. We are an investment holding company of wholly owned and majority owned subsidiaries conducting distribution, retailing and services of IT and related products in China.

Our business is grouped into two divisions, the consumer products division and the commercial products division. Our consumer products division consists of the exclusive wholesale distribution of Samsung monitors and notebooks to retail channels in the eastern region of China. This division also operates specialty IT product retail stores in the cities of Shanghai and Beijing.

We have exclusive distribution rights with respect to Samsung monitors and notebooks covering the consumer product distribution channels in Shanghai and Zhejiang province. The exclusive distribution agreements signed between Shanghai Huaqing, a 51% subsidiary and Samsung have one-year terms and are renewed on an annual basis. In August 2004, we obtained the exclusive right to distribute Samsung notebooks in the same geographic areas over the same distribution channels. In exchange for this exclusive distribution right, as well as purchase price protection and reimbursed advertising and promotion expenses from Samsung, we are required to achieve quarterly purchase targets set by Samsung and perform sales promotion and advertising activities under Samsung's directions, in addition to meeting other Samsung operational metrics.

We sell Samsung monitors and notebooks to large regional retail store chains and distributors who then resell to smaller retail stores. To promote Samsung's upscale product image, we also manage several Samsung image stores in Shanghai, selling the full range of Samsung consumer electronic products in Shanghai's downtown shopping districts in partnership with Samsung. For the Samsung products for which we have exclusive distribution rights, we provide product warranty services to retail consumers on behalf of Samsung..

We operate 18 retail stores in Shanghai, selling customized, store-assembled desktop computers, peripherals, accessories and consumer electronic products. We source over 3,000 desktop components and consumer electronic products from various local vendors. Our highest volume products include CPUs, hard disks, memory chips, sounds cards and monitors. We are not bound by exclusive arrangements with any of our suppliers and we buy at prevailing market prices. Because we purchase product in large quantities, we generally receive lower prices than our competitors in the Shanghai market where we operate. We store inventory at all of our retail stores. We are able to assemble a desktop computer, fully tested, based on configurations specified by our customers. Our customers generally wait for half an hour in one of our stores while an in-store technician assembles the product for them. We provide warranty services on all of our store-assembled computers. In addition to retail sales, we also distribute the components wholesale to smaller retail stores in and around the Shanghai region.

Our commercial products division is engaged in the distribution of IBM products covering the territories of northern China and the Shanghai region. Our customers are mostly small- and medium-sized enterprises, government agencies and third tier city distributors. We extend credit terms to most of our customers to be in line with the prevailing industry practice in order to stay competitive. We store inventories in order to ship to customers on short notice. The product lines that we distribute include IBM servers, storages, notebooks and desktop computers. We obtain our products from several national IBM wholesale agents in China.

Manufacturers of computer products and components in China contract with distributors, such as Hartcourt, to augment their sales and marketing operations. As stocking, marketing and financial intermediaries, distributors reduce manufacturers' costs and personnel associated with the stocking and selling of their products (including otherwise sizable investments in finished goods inventories, accounts receivables and distribution networks), while providing geographically dispersed selling, order processing and delivery capabilities. Distributors are able to serve customers who require delivery of the products on expedited schedules that are generally not available when direct purchasing from manufacturers, or who have orders which are of insufficient size to be placed directly with the manufacturers.

DISCONTINUED OPERATION

On July 16, 2004, Hartcourt and the minority owners of Wenzhou Zhongnan Group reached agreements to rescind the original acquisition contract entered into on June 28, 2003 to purchase 51% equity ownership of the group for a total consideration of $5,011,352. The acquisition was paid for entirely by the issuance of 8,415,370 shares of our common stock. Zhongnan's financial results were consolidated under our operations starting in October 2003. All of the shares that we issued pursuant to this acquisition have been returned to us and cancelled. Hartcourt recorded a loss on disposal of Wenzhou Zhongnan of US$118,008.

On August 30, 2004, we sold our 45% equity interest in Guangzhou NewHuaSun to ShenZhen Raiser Industrial and Development Co., Ltd. for US$3,403,150. The purchase price will be paid to us in 21 quarterly interest bearing installments. We acquired our equity interest in NewHuasun on April 24, 2003 for a total consideration of $3,304,597, paid for entirely by the issuance of 13,769,156 shares of common stock. In addition, the Company obtained 10% equity voting rights through proxy statements from one of NewHuaSun's shareholder. Hartcourt recorded a profit on disposal of Guangzhou NewHuaSun of US$2,988.

Hartcourt, together with the minority shareholder of Hopeful Internet Technologies Limited ("Hopeful"), signed an agreement with First Information Technology for the sale of all of the equity interest in Hopeful for $464,472, which was paid by the issuance of 2,179 shares of common stock of First Information Technology at value of 0.01. As a result, Hartcourt owned 10.5% equity interest in First Information. Hartcourt recorded a loss on sale of Hopeful of US$16,185.

On September 16, 2004, Huaqing signed a definitive agreement to sell all of its equity interest in Hangzhou Huaqing to a PRC citizen for $760,870. Hartcourt recorded a profit on disposal of Hangzhou of US$20,670.

NOTE 2.  BASIS OF PRESENTATION

The accompanying un-audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions on Form 10-QSB. Accordingly, the un-audited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements and related notes.

In the opinion of management, the accompanying un-audited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of our operations and our cash flows for the three months and nine months ended September 30, 2004 and 2003, respectively. Our financial statements for the three and nine months ended September 30, 2004 are consolidated to include the accounts of The Hartcourt Companies Inc., our wholly owned subsidiaries Hartcourt China Inc. (formerly Hartcourt Companies Ltd.) and Hartcourt Capital Inc., and Ai-Asia Inc., a subsidiary of Hartcourt Capital Inc. and Ai-Asia Inc. Our consolidated financial statements also include our indirect partially owned subsidiaries. They include:
51% owned Shanghai HuaQing Corporate Development Co., Ltd, 50.5% owned Shanghai GuoWei Science and Technology Co. Ltd, and 51% owned Beijing Challenger Group. All of our equity interest in those partially owned subsidiaries are held by us through two nominees due to the Chinese government's restrictions of direct foreign investment in Chinese-owned sales and distribution companies. The application for regulatory approval of the foreign invested joint venture is still in progress.

Our results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year. The seasonality of the sales pattern in the sector in which we operate fluctuates from quarter to quarter. The PRC Central Bank's lending policies influence the buying power of consumers in the market place, thereby having an effect on our sales. In addition, our efforts to restructure certain of our businesses and realign various operating units are on-going. We are also continuing to negotiate with various parties to acquire suitable businesses to add to the Hartcourt portfolio.

The accounting policies followed by us are set forth in Note A to our financial statements as stated in our report on Form 10-KSB/A for the fiscal year ended December 31, 2003, as filed on April 20, 2004 and incorporated in this Form 10-KSB by reference.

NOTE 3.  EARNINGS PER SHARE

                                   Three Months     Three Months      Nine months     Nine months
                                       Ended           Ended             Ended            Ended
                                   September 30,    September 30,    September 30,    September 30,
                                        2004            2003             2004             2003
                                   -------------    -------------    -------------    -------------
Net gain                           $     49,973     $    514,204     $    163,309     $    790,675
Effects of dilutive securities               --               --               --               --
                                   -------------    -------------    -------------    -------------

Weighted average shares
outstanding                        $178,557,915     $152,872,180     $177,078,138     $126,342,449
                                   =============    =============    =============    =============

Basic and dilutive earnings
per share                          $      0.000     $      0.003     $      0.001     $      0.006
                                   =============    =============    =============    =============

As of September 30, 2004, we had 33,010,239 warrants and 10,300,000 options authorized and outstanding, each exercisable for one share of our common stock.

NOTE 4.    EQUITY TRANSACTIONS DURING THE PERIOD

During nine months ended September 30, 2004, we issued 155,000 shares of our common stock valued at $46,500 for consulting services rendered in prior years and 94,640 shares of our common stock valued at $45,215 to consultants for consulting services.

During the nine months ended September 30, 2004, we issued 696,342 restricted shares of our common stock to Mr. David Chen, Hartcourt's former CEO, pursuant to the exercise of his 2 million stock options in cashless transactions that were granted to him as a part of his 2002 compensation.

During the nine months ended September 30, 2004, we issued 6,824,748 shares of our common stock to the minority shareholders of Beijing Challenger pursuant to the acquisition by us of a 51% equity interest in Beijing Challenger valued at $3,794,560.

During the nine months ended September 30, 2004, we issued 286,156 shares of our common stock valued at $151,250 to certain of our officers and all directors in lieu of cash compensation.

During the nine months ended September 30, 2004, we issued 2,000,000 shares of our common stock in exchange for the conversion of 1,000 shares of preferred stock, granted in 1995, by Alan Phan, the founder of the Company.

During the nine months ended September 30, 2004, we cancelled 8,417,350 shares of our common stock valued at $5,011,352 in connection with the rescission of our acquisition agreement with Wenzhou Zhongnan Group.

On December 30, 2003, we issued 4,605,816 shares of our common stock to certain Chinese investors for the aggregate purchase price of US$1,842,326, of which US$1,386,382 was paid and of which US$455,945 was to be paid on June 30, 2004. The Chinese investors did not paid the last installment of $455,945 and, as a result, have agreed to return 1,139,863 shares of our common stock for cancellation by the Company to satisfy their outstanding obligation.

NOTE 5.  SUBSEQUENT EVENTS

On October 19, 2004, we revised the record date for the spin-off of Financial Telecom Limited (USA) from October 17, 2003 to October 25, 2004 pursuant to our Rule 10b-17 notice filed with NASDAQ in order to comply with the notice period for the setting of the record date as required by NASDAQ. In the spin-off, our shareholders of record as of October 25, 2004 received 0.087965218 share of FTL common stock for each share of our common stock held by such shareholders.

On November 1, 2004, we signed a definitive agreement to purchase a 90% equity interest in Control Tech Electronics (Shanghai) Co., Ltd. ("Control Tech") for total consideration of $1,958,888. Pursuant to the definitive purchase agreement, the purchase price will be paid by the issuance of 8,516,902 shares of common stock at a value of 0.23 per share. We anticipate completing the acquisition of Control Tech in the fourth quarter of 2004 subject to certain preconditions being satisfied, including the receipt of all necessary governmental approvals

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is a discussion of our results of operations and analysis of financial condition for nine months ended September 30, 2004 and September 30, 2003. The following discussion may be understood more fully by reference to our financial statements, notes to our financial statements, and our Management's Discussion and Analysis section contained in our Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on April 20, 2004.

RESULTS OF OPERATIONS

Our operations for the three months and nine months ended September 30, 2004 consisted of operations of Huaqing (51% indirect ownership interest), GuoWei (50.5% indirect ownership interest), Challenger Group (51% indirect ownership interest), Hartcourt Capital Inc. (100% ownership interest), Hartcourt China, Inc. (formerly known as Hartcourt Companies Limited) (100% ownership interest), and Ai-Asia Inc. (100% ownership interest), and Hartcourt's investments in other entities located in Hong Kong and China. Our operations for the three months and nine months ended September 30, 2003 consisted of the operations of Huaqing (51% ownership interest acquired in February 2003), GuoWei (45% ownership interest acquired our direct and indirect subsidiaries in April 2003), NewHuaSun (45% ownership interest acquired in April 2003), FTL (58.53% ownership interest), Hartcourt Companies Limited (formerly known as Sinobull.com Inc.) (100% ownership interest), Ai-Asia Inc. (100% ownership interest), and Hartcourt Capital Inc. (100% ownership interest) and Hartcourt's investment and advances to other entities located in United States, China and Hong Kong.

NET SALES AND COST OF SALES: We recorded net sales of $53,779,573 and $147,488,850 for the three months and nine months ended September 30, 2004, compared to $33,665,719 and $67,500,177 for the same periods in 2003. Our sales during the three months and nine months ended September 30, 2004 represented revenues derived from sale of IT products to commercial customers and consumers. In the three month period ended on September 30, 2004, 66% of our total revenue came from sales of our consumer division, of which 51% came from retail sales and 49% from our Samsung wholesale business. Commercial sales, primarily derived from the selling of IBM product sale accounted for the remaining 34%. For the nine-month period ended September 30, 2004, 63.5% of our sales came from our consumer division, of which 45.5% of the sales was derived from the retail operation and the 54.3% of sales came from our Samsung wholesales business. The remaining 36.5% of sales was derived from our commercial division, mostly from the sale of IBM products. Compared to a year ago, for the three-month period ended September 30, 2003, 100% of our sales were derived from consumer product sales, of which retail sales accounted for 28.6% while Samsung product sales accounted for the remaining 71.4%. For the nine month period ended September 30,

2003, all sales were derived from consumer product sales with 23% of sales coming from retail sales and the remaining 77% coming from the sale of Samsung products. We acquired our IBM product commercial distribution business in December of 2003 and its financial results were consolidated in our financial statements beginning January 1, 2004.

The addition of our IBM product commercial distribution business, coupled with the growth of our retail business and the disposition by us of an under-performing subsidiary, have shifted the weight of product sales from last year's predominantly Samsung-oriented product sales to today's mix of one third of our sales being derived from each of retail, Samsung and IBM product sales. This equal distribution of our sales mixes lessens our reliance on any one particular supplier and thereby helps mitigate the business risk of being overly reliant on any one supplier.

Our cost of sales amounted to $51,124,050 and $140,119,741 for the three months and nine months ended September 30, 2004, compared to $31,812,454 and $64,155,964 for the same periods in 2003. Cost of sales for the three months and nine months ended September 30, 2004 represented the cost of IT products sold to customers by our consumer and commercial divisions, mainly consisting of consumer retail, Samsung and IBM products. Cost of sales for the three months and nine months ended September 30, 2003 mainly included the costs of IT products sold to customers by our consumer division, the consumer retail and Samsung products.

The slight decrease in gross margin for the three months ended September 30, 2004 compared with same period of 2003 was mainly due to the higher margin for consulting services provided by FTL and Hartcourt Capital, Inc. of US$430,456 in 2003 while the gross margin for the nine months ended September 30, 2004 was stable compared with same period in 2003

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Our selling, general and administrative expenses were $2,021,252 and $5,796,913 for the three months and nine months ended September 30, 2004 compared to $1,012,841 and $2,203,842 for the same periods in 2003. The increase in expenses is in line with the increase in sales.

DEPRECIATION AND AMORTIZATION EXPENSES: Our depreciation and amortization expenses were $28,841 and $79,501 for the three months and nine months ended September 30, 2004 compared to $12,169 and 59,419 for the same periods in 2003. The increase was in line with the increase of property and equipment.

GAIN (LOSS) ON DISPOSAL OF PROPERTY AND EQUIPMENT: The gain on disposal of property and equipment was $14,492 and $123,851 for the three and nine months ended September 30, 2004, compared to a loss of $0 and $72,371 for the same periods in 2003. The gain was mainly derived from the disposal of a real estate property owned by our Samsung distribution operation.

INTEREST INCOME: Interest income was $17,365 and $54,093 for the three and nine months ended September 30, 2004 compared to $0 and $508 for the same periods in 2003. The increase was primarily the result of the increase of cash and bank balances.

INTEREST EXPENSES: Interest expenses were $14,996 and $228,592 for the three months and nine months ended September 30, 2004, compare to $43,502 and $136,393 for the same periods in 2003. The increase was mainly attributable to borrowings used to finance the growth of our Samsung products distribution business.

OTHER REVENUE: Other revenue mainly represented income from warranty services and other after-sales services.

GAIN/(LOSS) IN SUBSIDIARY ATTRIBUTED TO MINORITY INTEREST: Gain/(loss) in subsidiary attributed to minority interest represented the profit/loss shared by the minority shareholders of as mentioned above.

INCOME TAX: We made provision for US and PRC income taxes of $124,193 and $431,876 for the three and nine months ended September 30, 2004, compared to $121,363 and $179,633 for the same periods in 2003. This provision for taxes relates to the estimated amount of taxes that would be imposed by tax authorities in the PRC, and the increase in the income tax provision was mainly attributable to higher profit generated by the PRC subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES:

Our principal capital requirements during 2004 have been primarily funded by bank and other borrowings, and to a lesser extent through the issuance of securities.

As shown in our accompanying financial statements, we incurred a net gain of $49,973 and $163,309 for the three and nine months ended September 30, 2004 as compared to a net gain of $514,204 and $790,675 for the same periods in 2003. In addition, our current assets exceeded our current liabilities by $10,700,853 as of September 30, 2004.

As of September 30, 2004, we had working capital of US$10,700,853. In addition to our working capital on hand, we intend to obtain needed capital through a combination of bank loans and the sale of our equity securities. However, there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities. If we are unable to raise the necessary additional working capital, our operations and financial condition may be adversely affected.

OPERATING ACTIVITIES: During the nine months ended September 30, 2004, net cash used in operating activities decreased to $240,075, compared to $688,236 during the same period in 2003. The decrease in cash used in operating activities resulted mainly from the expansion of our retail business, in which transactions with suppliers are mostly handled on a cash basis.

The cash inflow in operating activities was primarily due to the increase of accounts payable of $6,410,179, increase of accrued liabilities of $105,235, increase of deferred revenue of $3,504,948, decrease of prepaid expenses of $289,034, minority interest of $1,054,604, net operation gain of $163,309, loss on sale of affiliates of $110,535 and other non-cash related expenses of $322,466. The outflow of operating activities was mainly due to the increase of accounts receivable of $3,162,630, increase of trade deposits to suppliers of $4,339,432, increase of inventories of $4,408,527, operating gain on discontinued operation of $165,945 and gain on abandonment of property and equipment of $123,851.

INVESTING ACTIVITIES: Net cash provided by investing activities during the nine months ended September 30, 2004, was $2,170,393 compared to $3,208,182 for the same period in 2003.

The decrease was mainly due to cash decreased due to disposal of subsidiaries of $1,534,560.

FINANCING ACTIVITIES: Net cash used in financing activities during the nine months ended September 30, 2004 equaled $960,662 compared to cash generated by financing activities of $4,784,499 during the same period in 2003. The decrease was primarily due to the repayment of notes payables and lower of bank loans.

As a result of the above activities, we experienced a net increase in cash of $969,656 for the nine months ended September 30, 2004. Most of this increase is due to one-off events, such as the Beijing Challenger acquisition and the proceeds from stock sales.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are described in our 2003 Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 20, 2004. A number of important factors could cause our future results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. These factors include, but are not limited to: (i) competition from other IT product distributors in the markets in which we operate; (ii) rapid technological change and change of our vendor distribution relationship; (iii) our ability successfully to implement our growth strategies; (iv) the effects of changes in laws, regulations or accounting policies or practices, including changes in tax treatments and financial incentives currently available in the PRC and changes in regulations that may forbid or severely restrict foreign investment in our industry; (v) our ability to maintain sufficient liquidity and access capital markets to allow us effectively to pursue our acquisition strategy; (vi) influence over stockholder votes by certain existing large stockholders who control a substantial interest in the Company; (vii) customer demand for our products and services; (viii) our ability to increase market share and control expenses; (ix) the possibility of foreign exchange controls, expropriation, nationalization or confiscation of assets in the PRC; (x) our ability to retain and recruit qualified personnel; (xi) the strength of the global economy in general and the strength of the Chinese economy in particular; (xii) political and social developments, including war, civil unrest or terrorist activity; and
(xiii) our success at managing the risks involved in the foregoing. We cannot assure you that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer
(CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and our CFO concluded that, as of September 30,, 2004, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the nine months ended September 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

SECURITIES AND EXCHANGE COMMISSION V. THE HARTCOURT COMPANIES, INC., ET AL., United States District Court for the Central District of California Case No. CV03-3698LGB(PLAx).

The Securities and Exchange Commission has filed a complaint for alleged securities violations by Hartcourt. The complaint alleges that Hartcourt illegally used form S-8 registration statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by us from September 9, 1999 through November 18, 1999. The SEC is seeking disgorgement from the Company of approximately $800,000.in civil penalties and interest, as well as an injunction against future security law violations. Court-ordered mediation took place on April 22, 2004, at which the parties were unable to resolve the dispute. A post-mediation status conference occurred on September 1, 2004, at which time the District Court set a trial date of March 29, 2005.

On October 15, 2004, all defendants in this action filed a joint Motion for Summary Judgment. The Court has assigned a hearing date of November 29, 2004 for this motion. The SEC has requested that the November 29, 2004 hearing date be moved to December 13, 2004 to accommodate a motion for summary judgment which the SEC alleges that it intends to file before the November 1, 2004 motion cut-off imposed by the District Court. Defendants will not agree upon any such continuance, and as of this date, have not received any motion for summary judgment from the SEC. We have reserved $1,300,000 as a contingent liability on its balance sheet for this litigation and believe that it sufficient to cover the exposure of the litigation.

APOLLO FINANCIAL NETWORK, LLC VS. HARTCOURT

Apollo Financial Network filed an action for breach of contract arising out of a consulting agreement which was canceled in January, 1999. Hartcourt accepted an offer to compromise which included the entry of judgment in the amount of $11,500, which represent an amount less than the projected costs of defense. Judgment in such amount was entered against the Company on November 20, 2002. We have not yet made the payment to the plaintiff and the liability with respect to the judgment has been accrued on our balance sheet.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2004, we issued a total of 249,640 shares of our common stock valued in the aggregate at $91,715 to consultants for services to the Company. Each issuance of shares was made pursuant to Regulation

S under the Securities Act. There was no underwriter involved in any of these issuances.

During the nine months ended September 30, 2004, we issued 696,342 shares of our common stock upon the net issuance of outstanding 2002 compensation options granted to Mr. David Chen, the former CEO of Hartcourt. These shares of common stock were issued pursuant to Regulation S under the Securities Act. There was no underwriter involved in this issuance.

During the nine months ended September 30, 2004, we issued 6,824,748 shares of our common stock upon acquisition of Beijing Challenger Group. These shares of common stock were issued pursuant to Regulation S under the Securities Act. There was no underwriter involved in this issuance.

During the nine months ended September 30, 2004, we issued 2,000,000 shares of our common stock in exchange for conversion of 1,000 shares of our preferred stock by our founder, Alan Phan. These shares were issued pursuant to Regulation S under the Securities Act. There was no underwriter involved in this issuance.

During the nine months ended September 30, 2004, we issued 286,156 shares of our common stock valued at $151,250 to our officers and directors. The shares of common stock were issued pursuant to Regulation S under the Securities Act. There was no underwriter involved in this issuance.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders held on September 17, 2004, the following proposals were adopted by the margins indicated: PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Billy Y N Wang, Geoffrey Wei, Victor Wang, Carrie Hartwick and Wilson W. S. Li. Each of these nominees was reelected to serve for a one year term, by the following margins of votes:

--------------------------------------------------------------------------------
Nominees                         For                  Withheld
--------------------------------------------------------------------------------
Billy Y N Wang                42,300,000                 0
--------------------------------------------------------------------------------
Geoffrey Wei                  42,300,000                 0
--------------------------------------------------------------------------------
Victor Wang                   42,300,000                 0
--------------------------------------------------------------------------------
Carrie Hartwick               42,300,000                 0
--------------------------------------------------------------------------------
Wilson W. S. Li               42,300,000                 0
--------------------------------------------------------------------------------

PROPOSAL 2: Ratification of the selection of Loral International to serve as our independent auditors for the fiscal year ending December 31, 2004.

--------------------------------------------------------------------------------
 For                             Against              Abstain
--------------------------------------------------------------------------------
 42,000,000                     300,000                 N/A
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits

         2.01 Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Guangdong NewHuaSun Computer Co., Ltd. ("NewHuaSun") dated August 30, 2004 between Hartcourt Capital, Inc and ShenZhen Raiser Industrial and Development Co., Ltd.

         2.02 Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Hopeful Internet Technologies Ltd. ("Hopeful") dated June 29, 2004 between Hartcourt China Inc and First Information Technology Ltd.

         31.1     Certificate of CEO as Required by Rule 13a-14(a)/15d-14

         31.2     Certificate of CFO as Required by Rule 13a-14(a)/15d-14

         32 Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

    b) Reports on Form 8-K

         On July 14, 2004, the founder of Hartcourt, Dr. Alan Phan, converted his 1,000 shares of preferred stock into 2,000,000 shares of restricted common stock of Hartcourt. File Number 04921695. Incorporated herein by reference.

         On August 27, 2004, the Company, together with the subsidiary, Shanghai Huaqing, has agreed with Pengyang Computer Co., Ltd. ("Pengyang") not to complete the pending acquisition of 100% equity interest in Pengyang. File Number 041013854. Incorporated herein by reference.

         On August 31, 2004, the Company has agreed with Shanghai ServiceNet Co., Ltd. ("ServiceNet") not to complete the pending acquisition of ServiceNet. File Number 041007484. Incorporated herein by reference.

         On September 1, 2004, the Company signed discontinuance agreements with the shareholders of Wenzhou Zhongnan Group to rescind the original sale and purchase agreements ("S&P agreements") signed on June 28, 2003. After the discontinuance of the S&P agreements, the Company did not hold any equity interest in the Wenzhou Zhongnan Group. File number 041017869. Incorporated herein by reference.

         On September 6, 2004, the Company signed an agreement to sell all equity interest in Guangdong NewHuaSun to ShenZhen Raiser Industrial and Development Co., Ltd., a Company registered in Shenzhen, the PRC. File number 041022272. Incorporated herein by reference.

         On Nov. 1, 2004, the Company signed a definitive agreement to purchase 90% equity interest in Control Tech Electronics (Shanghai) Co., Ltd. File number 041118488. Incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

                                The Hartcourt Companies, Inc.

Date:  November 7, 2004           By: /s/ Carrie Hartwick
                                      ---------------------------
                                          Carrie Hartwick
                                          CHIEF EXECUTIVE OFFICER
                                          CHIEF FINANCIAL OFFICER