Form 10KSB
period 2004-12-31
HARTCOURT COMPANIES INC
filed 2005-04-15
CIK 949427

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                                    For the fiscal year ended: December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                               Commission file number: 001-12671

                          THE HARTCOURT COMPANIES, INC.
         -------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                   Utah                                   87-0400541
-----------------------------------------   ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

         3F, 710 Chang Ping Road
             Shanghai, China                               200040
-----------------------------------------   ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (011) (86 21) 5213 8810

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year ended December 31, 2004 were $74,563,459.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 12, 2005, is $16 million. The number of shares of our common stock outstanding as of April 12, 2005 was 214,165,577.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          THE HARTCOURT COMPANIES, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS


                                                                            PAGE

PART I

Item 1.    Description of Business............................................1
Item 2.    Description of Property...........................................10
Item 3.    Legal Proceedings.................................................11
Item 4.    Submission of Matters to a Vote of Security Holders...............11

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters..........12
Item 6.    Management's Discussion and Analysis or Plan of Operation.........14
Item 7.    Financial Statements..............................................22
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................22

PART III

Item 9.    Directors and Executive Officers..................................23
Item 10.   Executive Compensation............................................25
Item 11.   Security Ownership of Certain Beneficial Owners and Management
and Related Stock Holder Matters.............................................27
Item 12.   Certain Relationships and Related Transactions....................28
Item 13.   Exhibits..........................................................29
Item 14.   Principal Accountant Fees and Services............................32


CONSOLIDATED FINANCIAL STATEMENTS............................................F-1

                                     PART I

      When we use the terms "we," "us," "our," "Hartcourt" and "the Company," we mean The Hartcourt Companies, Inc., a Utah corporation, and its subsidiaries.

      The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis or Results of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance, and involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the "Risk Factors" section below.

ITEM 1.  DESCRIPTION OF BUSINESS

      The Hartcourt Companies, Inc. ("Hartcourt" or the "Company"), was incorporated in Utah in 1983. We are a business development and investment holding company specializing in the Chinese Information Technology, or IT, market. We research and identify Chinese companies in the IT industry that meet our investment objectives and acquisition criteria. It is our policy to acquire majority equity ownership in the targeted companies that become part of our investment portfolio. After acquisition, we manage these businesses to ensure the restructuring, consolidation and merger activities are carried through and the new business is fully integrated into our business. On an on-going basis, we seek to maximize the growth, profitability and liquidity of all of our portfolio companies under the Hartcourt umbrella.

      During 2003 and early 2004 we completed five acquisitions of Chinese companies engaged in the wholesale distribution of IBM hardware products, Samsung notebooks and monitors, as well as retail sales of custom-made desktop computers and a full range of computer peripherals and accessories. The IBM wholesale business covers Northern China while the Samsung wholesale business covers Eastern and Southern China. The retail business that we acquired is based in three major cities: Beijing (Northern China), Shanghai (Eastern China) and Wenzhou (Eastern China). However, due to adverse market and trading conditions, in the second half of 2004, we hired a new chief executive officer and made the strategic decision to exit a number of these businesses. As of December 31, 2004, we disposed of two subsidiaries and were negotiating to sell two other subsidiaries. These two subsidiaries' assets were placed in the "assets pending for sale" category on our consolidated financial statements at the end of 2004. Further disclosure is included in the "Acquisitions and Dispositions" and "Subsequent Events" Items in Part I of this annual report.

      As at December 31, 2004, only one operating company remains under our control. The operations of the remaining business are described below.

      We have authorized distribution rights with respect to Samsung monitors, notebooks and certain digital products covering the consumer and commercial product distribution channels in the Shanghai and Zhejiang provinces. In 2004, 50% of our sales were to customers located in the Zhejiang province, 45% in the Shanghai metropolitan area and the remaining 5% in other cities and provinces outside of our exclusive marketing territories. The authorized distribution agreements signed between Shanghai Huaqing, a 51% owned subsidiary, and Samsung have one-year terms and are renewed on an annual basis. In August 2004, we obtained the right to distribute Samsung notebooks and selected digital devices in the same geographic areas over the same distribution channels. In exchange for this authorized distribution right, as well as purchase price protection and reimbursed advertising and promotion expenses from Samsung, we are required to achieve quarterly purchase targets set by Samsung and perform sales promotion and advertising activities under Samsung's direction, in addition to meeting other Samsung operational requirements. Approximately, 95% of our sales for the year comprised of Samsung monitors, 4% laptops and the remaining 1% in other Samsung digital devices.

      We sell Samsung monitors, notebooks and digital devices to large regional retail stores and to second tier distributors who then resell to smaller retail stores. To promote Samsung's upscale product image, we also manage several Samsung image stores in Shanghai, selling the full range of Samsung consumer electronic products in Shanghai's downtown shopping districts in partnership with Samsung. For the Samsung products for which we have authorized distribution rights, we provide product warranty services to retail consumers on behalf of Samsung. In addition, we provide and charge for after-sales repair, maintenance and service. Our largest customer in 2004 was Hangzhou Huaqing, a second tier distributor in Hangzhou who made up 15% of our sales for the year. Other than Hangzhou Huaqing, no single customer or distributor made up more than 5% of our total sales for the year.

      Most international and domestic manufacturers of computer components and computer products in China rely on distributors, such as Hartcourt, to augment their sales and marketing operations. As a stocking, marketing, and financial intermediary, the distributor relieves manufacturers of a portion of the costs and personnel associated with stocking and selling their products (including otherwise sizable investments in finished goods inventories, accounts receivables, and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers a broad range of customers the convenience of accessing from a single source with multiple products and rapid or scheduled deliveries, as well as other value-added services such as after sales service. The growth of the IT distribution industry in China has been fostered by many manufacturers who recognize that distributors are essential extensions of their marketing organizations.

      Most of our customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers. Huaqing's sales team contacts existing as well as potential customers to determine their needs in notebooks, monitors and other products distributed by Huaqing. Customers, both current and potential, also contact Huaqing for price quotes, payment, delivery and other terms related to sales. Once a sale is agreed upon, a sales order is created in the Company's computer system, where product availability is checked and discount approval, if applicable, is requested. Credit, warehouse and delivery teams work according to the sales flow pre-programmed in the system. Our customers are mostly large IT retailers and second and third tier city distributors. In general, we do not grant credit terms to our customers since our vendor Samsung requires prepayment from all of its distributors such as Huaqing. Credit terms, when granted to a few large customers, is usually within 7 days. We are responsible for delivering the products to sites designated by the customers. Upon the signing of the bill of lading by the customer, the title to the goods are transferred to the customer.

      We source our products from Samsung. As of December 31, 2004, approximately 99% of our inventory consisted of Samsung monitors. It is the policy of the manufacturer to protect its distributors, such as the Company, against the potential write-down of such inventories due to technological changes or the manufacturer's price reductions. Under the terms of the related distributor agreements, and assuming the distributor complies with certain conditions, the supplier is required to credit the distributor for inventory losses incurred through reductions in manufacturers' list prices of the items. We maintain less than a month's worth of Samsung inventory and management does not believe that we have any material risk of inventory loss if the manufacturer elects to terminate the distributor agreement.

      Our business is extremely competitive, particularly with respect to prices, quantity and, in certain instances, product availability. We compete with numerous regional and local distributors of similar products with different brand names. However, our financial resources and sales capability are greater than those of most of our competitors in the markets we serve.

      The Company and our affiliate employed 70 full-time employees in China as of December 31, 2004, all of whom were located in Shanghai. Of these personnel, 57 were employed by our operating subsidiary with the other 13 employed in our corporate headquarters.

      The Company currently does not have any patents, trademarks, licenses, franchises, concessions or royalty agreements.

      The Company's principal products and services do not require governmental or regulatory approval, nor does management believe that there exists any pending or potential government regulation over these types of products and services.

      We have not carried on any research and development activities in the past two years.

      Our business activities do not fall into any environmentally regulated areas.

CORPORATE STRUCTURE

      Hartcourt is a U.S. registered company that conducts its business solely in China through wholly owned subsidiaries and indirectly majority owned subsidiary in order to comply with China's foreign ownership restrictions.

      Through Shanghai Jiumeng Information Technology Company Limited, we own 51% of the equity of Shanghai Huaqing, our main operating subsidiary for the Samsung distribution business. Shanghai Jiumeng is 90% owned by Mr. Kang Bin, our financial controller, and 10% owned by Ms. Ni Ting Ting, an employee of the Company, both of whom are People's Republic of China, or PRC, citizens. The two employees serve as our nominees.

      We have entered into a series of contractual agreements with our subsidiary Huaqing, its shareholders and our nominees. As a result of these contractual agreements, we are considered the majority beneficiary of all of our subsidiaries and accordingly we consolidate all of our subsidiaries' results of operations in our financial statements.

      The contractual agreements provide us with substantial ability to control Huaqing. Pursuant to these contractual agreements:

      o our nominees have granted an irrevocable proxy and power of attorney to us to exercise the right to appoint the majority of directors in Huaqing;

      o the shareholders of Huaqing may not enter into any transactions that may materially affect its assets, liabilities, equity or operations without our prior written consent;

      o any dividend or other payment for shareholder benefits received by our nominees from Huaqing on our behalf is to be paid to us directly;

      o we may purchase or transfer the entire equity interest in, or all the assets of Huaqing held by our nominees on our behalf for a purchase price of the lower of RMB 1 or the lowest price permitted under PRC law when and if such purchase is permitted by PRC law or our nominees cease to be directors of Huaqing or employees of Hartcourt;

      o our nominees have pledged their equity interest in Huaqing to us to secure the payment obligations of acquisitions of controlling interests in Huaqing, under the sales and purchase agreements between us and the shareholders of Huaqing;

      o our nominees will not transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in Huaqing without our prior written consent.

      Our contractual arrangements with Huaqing, its shareholders and our nominees may only be amended with the approval of the audit committee of our board of directors.

      In the opinion of the Zhonglun Law Firm (Shanghai), our PRC legal counsel:

      o the ownership structures of our subsidiary are in compliance with existing PRC laws and regulations;

      o our contractual agreements with Huaqing, its shareholders and our nominees are valid and binding, and will not result in any violation of PRC laws or regulations currently in effect;

      o the business operations of our subsidiary are in compliance with existing PRC laws and regulations in all material aspects; and

      o the enforcement of foreign judgments made by courts outside of the PRC has no direct and automatic affect in the PRC, but these judgments may be recognized and enforced by a PRC court in accordance with the bilateral or international treaties to which the PRC is a party, or subject to the principles of reciprocity upon finding the judgment does not conflict with the fundamental principles, sovereignty, security and public interests of the PRC.

      There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations. Accordingly, we cannot assure you that the PRC regulatory authorities will not ultimately take a view that is contrary to the opinion of our PRC legal counsel. If the PRC government finds that the agreements that establish the structure for operating our China businesses do not comply with PRC government restrictions on foreign investment in our industry, we could be compelled to restructure the transaction or dispose of a particular subsidiary.

      In April, 2004, the China Ministry of Commerce officially announced that foreign investors such as the Company, would be allowed to establish wholly or majority foreign-owned wholesaling and retailing enterprises in the PRC starting from December 11, 2004. China is geographically broad and hence local variations among different areas are not uncommon. Local authorities in different areas might have different interpretations on the same piece of legislation. We have engaged a PRC law firm to study the newly effective regulations and the steps we could take to apply for the relevant business license in view of the relaxed foreign equity ownership rules in the wholesale sector in regard to our Samsung distribution business.

ACQUISITIONS AND DISPOSITIONS

      SHANGHAI COMPUTER SERVICENET CO., LTD. (SERVICENET). On February 6, 2004, we signed a definitive agreement to purchase a 51% percent equity interest in ServiceNet. The purchase price was RMB 21 Million ($2.5 Million) payable in the form of 3,576,751 restricted shares of our common stock, calculated at $0.61 per share, plus a cash investment of RMB 3 Million ($364,000) in ServiceNet. In August 2004 both parties agreed that the transactions contemplated by the definitive purchase agreement signed between Hartcourt and ServiceNet would not be completed. No penalty for not completing the transaction was incurred by either party.

      SHANGHAI PENG YANG COMPUTER CO., LTD. (PENGYANG). On November 21, 2003, Hartcourt and Huaqing jointly signed an agreement to purchase all of the interests of Pengyang. The purchase price was RMB 14.85 Million ($1.8 million), payable in the form of 1,530,000 restricted shares of our common stock, calculated at $0.60 per share and a small percentage of interest in Huaqing. Due to various outstanding legal and financial performance issues, we, together with our subsidiary Shanghai Huaqing, decided not to complete the acquisition of Pengyang in August 2004. We did not include any of the Pengyang's operating results into our 2004 financial statements. No penalty for not completing the transaction was incurred by either party.

      On June 30, 2004, we, together with the minority shareholder of Hopeful Internet Technologies Limited (Hopeful), signed an agreement with First Information Technology for the sale of all of the equity interest in Hopeful for $464,472, which was paid for by the issuance of 2,179 shares of common stock of First Information Technology at value of 0.01. As a result, we own a 10.5% equity interest in First Information.

      On July 16, 2004, Hartcourt and the minority owners of Wenzhou Zhongnan Group (Wenzhou) reached an agreement to rescind the original acquisition contract entered into on June 28, 2003 to purchase a 51% equity ownership of Wenzhou for a total consideration of $5,011,352. The acquisition was paid for entirely by the issuance of 8,415,370 shares of our common stock. Wenzhou's financial results were consolidated with ours from October 2003 to June 2004. All of the shares issued pursuant to this acquisition have been returned and cancelled.

      On August 30, 2004, we sold 45% equity interest in Guangzhou NewHuaSun to ShenZhen Raiser Industrial and Development Co., Ltd. for $3,403,150. The purchase price was to be paid in twenty-one quarterly interest-bearing installments.

      On September 16, 2004, Huaqing, a 51% Hartcourt owned subsidiary signed a definitive agreement to sell all of its 55% equity interest in Hangzhou Huaqing to a PRC citizen for $760,870.

      On October 19, 2004, we revised the record date for the spin-off of Financial Telecom Limited (USA) ("FTL") from October 17, 2003 to October 25, 2004 pursuant to a Rule 10b-17 notice filed with NASDAQ in order to comply with the notice period for the setting of the record date as required by NASDAQ. In the spin-off, our shareholders of record as of October 25, 2004 received
0.087965218 share of FTL common stock for each share of our common stock held by such shareholders.

      In December 2004, our board of directors authorized the sale of our entire 50.5% equity interest in Shanghai GuoWei Science and Technology Ltd. ("GuoWei") due to adverse market conditions. In April 2003 and February 2004, we signed definitive agreements with the shareholders of GuoWei to purchase 45% and 5.5%, respectively, of GuoWei equity for US$4,647,447 in consideration for the issuance of 10,863,788 shares of our common stock and a cash investment of US$301,932.

      In December 2004, our board of directors authorized the sale of the entire 51% equity interest in Beijing Challenger Group ("Challenger") due to adverse market conditions and the declining Hartcourt share price. On December 9, 2003, we signed a definitive agreement with the shareholders of Challenger to purchase 51% of Challenger for RMB 31.3 million ($3.8 million) payable in 6,824,748 restricted shares of our common stock, plus a cash investment of RMB 5 million ($610,000). We consolidated Challenger's financial results beginning January, 2004.

      On November 1, 2004, we signed a definitive agreement to purchase a 90% equity interest in Control Tech Electronics (Shanghai) Co., Ltd. ("Control Tech") for a total consideration of $1.96 million. Pursuant to the definitive purchase agreement, the purchase price will be paid by the issuance of 8,516,902 shares of our common stock at a value of 0.23 per share.

EXTRAORDINARY ITEMS

      On July 16, 2001, Hartcourt and UAC Trading, by mutual consent, agreed to rescind the contractual joint venture agreement between the two companies. As part of this rescission agreement, we agreed to accept a promissory note for the amount of our net investment in the joint venture entity, UAC Exchange, as of the date of rescission totaling $2,858,286 in principal amount and bearing interest at 6% per annum payable over a thirty-nine month period. The parties mutually agreed to forego all other rights and benefits under the joint venture agreement in consideration for the rescission of the contract. On September 10, 2001, Edda Limited, a non-affiliated company incorporated in Hong Kong, expressed an interest in acquiring all of the existing tangible and intangible assets of UAC Exchange for the amount of our net investment in UAC Exchange, and signed a promissory note in the amount of $2,858,286 bearing interest at six per cent per annum, payable in quarterly installments of $50,000 commencing November 1, 2001 with a balloon payment of $2,715,772 due on December 1, 2006. The promissory note is secured by a security interest in all of the tangible and intangible property of Edda Limited.

      As of December 31, 2004, the outstanding principal due from Edda Limited is $1,993,742. Edda Limited has not paid interest or principal since the third quarter of 2004. Further, Edda Limited has told us that they are unwilling to pay the remaining balance in the fourth quarter of 2004. Our financial statements provide for a 100% loss on the outstanding balance of the note. We are consulting with our legal counsel on our next course of action in the matter.

SUBSEQUENT EVENTS

      On February 25, 2005, we completed all legal procedures to acquire 90% of the capital stock of Control Tech. Due to the recent decline of our share price, the purchase price was revised as $1.96 million payable in 19,588,875 shares of our common stock.

      On March 3, 2005, we entered into agreements with Guangdong New HuaSun and Shenzhen Raiser, pursuant to which we redeemed 13,769,156 shares of our common stock held by New HuaSun, New HuaSun redeemed a 45% equity interest, and we released Shenzhen Raizer of its obligation on a $3,403,150 promissory note payable to us.

      On March 15, 2005, we reached an agreement with the minority shareholders of GuoWei to sell the 50.5% of Hartcourt equity back to its original owners for a total consideration of $1,036,816 in a combination of cash and stock transaction where GuoWei paid cash consideration of $795,352 and returned 2,951,800 shares of Hartcourt common stock.

CHANGE OF OFFICERS

      On January 5, 2005, we appointed Richard Hyland as our Interim Chief Financial Officer. On April 11, 2005, Richard Hyland resigned from the position of Interim Chief Financial Officer due to cultural and language barriers working in China as well as his inability to commit the necessary time in Shanghai, the location of Hartcourt headquarters.

      Our board of directors appointed Carrie Hartwick as Interim Chief Financial Officer, effective April 14, 2005, while the Company searches for a new Chief Financial Officer.

                                  RISK FACTORS

      IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT, INCLUDING THE REPORTS WE INCORPORATE BY REFERENCE, YOU SHOULD CONSIDER THE FOLLOWING FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION BEFORE INVESTING IN OUR SECURITIES. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. WE ARE UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS PROSPECTUS TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

RISKS RELATING TO OUR BUSINESS

WE FACE SIGNIFICANT COMPETITION WHICH COULD REDUCE OUR MARKET SHARE AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Many of our competitors, as well as certain potential competitors, have longer operating histories in the industry, greater name recognition, larger customer base and significantly greater financial, technical and marketing resources than ours. Any of our present or future competitors may provide services with significant performance, price, creativity or other advantages over those offered by us. We can provide no assurance that we will be able to compete successfully against our current or future competitors.

      The IT industry is subject to rapid technological changes. We may not be able to anticipate the emergence of new technologies and its impact on our existing business. Our products or brands that we sell and market might become unattractive to our customers, thereby limiting our ability to recover our initial investment in acquiring these businesses and potentially adversely affecting our future profitability and growth prospects.

UNLESS WE ARE ABLE TO GENERATE PROFITS AND POSITIVE CASH FLOW ON A CONSISTENT BASIS WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

      Our ability to attain a positive cash flow and become profitable depends on our ability to generate and maintain greater revenue while incurring reasonable expenses. This, in turn, depends, among other things, on the development of our business of IT component distribution and related services in the PRC. We may be unable to achieve and maintain profitability if we fail to do any of the following:

      o maintain and improve our current portfolio of products and services or acquire the rights to distribute new products or on a timely basis;

      o     compete effectively with existing and potential competitors;

      o     further develop our business activities;

      o     manage expanding operations; and

      o     attract and retain qualified personnel.

      The declining gross margin in the China IT hardware distribution sector has been a broad and continuing trend in the past five years, which we believe will continue to affect our business over the next several years. If we are unable to maintain a positive cash flow and profitability, we may be unable to continue our operations. Even if we do achieve or maintain a positive cash flow and profitability, we cannot be certain that we will be able to sustain or increase them on a quarterly or annual basis in the future. Our inability to achieve or maintain profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy or cause the market price of our common stock to decrease.

THERE ARE RISKS ASSOCIATED WITH OUR BUSINESS STRATEGY CONTEMPLATING GROWTH THROUGH ACQUISITIONS AND JOINT VENTURES.

      As a component of our growth strategy, we intend to continue to enhance our business development by acquiring other businesses. However, our ability to grow through such acquisitions and joint ventures will depend on the availability of suitable acquisition candidates at an acceptable cost or at all, our ability to compete effectively to attract and reach agreement with acquisition candidates or joint venture partners on commercially reasonable terms, the availability of financing to complete larger acquisitions or joint ventures. In addition, the benefits of an acquisition or joint venture transaction may take considerable time to develop and we cannot assure you that any particular acquisition or joint venture will produce the intended benefits. Moreover, the identification and completion of these transactions may require us to expend significant management and other resources.

WE DEPEND ON OUR KEY PERSONNEL AND OUR BUSINESS AND GROWTH PROSPECTS MAY BE SEVERELY DISRUPTED IF WE LOSE THEIR SERVICES. OUR FUTURE SUCCESS IS HEAVILY DEPENDENT UPON THE CONTINUED SERVICE OF OUR KEY EXECUTIVES AND OTHER KEY EMPLOYEES.

      If one or more of our key personnel are unable or unwilling to continue in their present positions, we may not be able to easily replace them and may incur additional expenses to recruit and train new personnel. Our business could be severely disrupted and our financial condition and results of operations could be materially and adversely affected. Furthermore, since our industry is characterized by high demand and intense competition for talent, we may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future. We cannot assure you that we will be able to attract or retain the key personnel that we will need to achieve our business objectives. Furthermore, we do not maintain key-man life insurance for any of our key personnel.

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAY MAKE IT DIFFICULT TO EVALUATE OUR BUSINESS, AND OUR LIMITED RESOURCES MAY AFFECT OUR ABILITY TO MANAGE THE GROWTH WE EXPECT TO ACHIEVE.

      Our anticipated further expansion of our operations will continue to place a significant strain on our management, systems and resources. In addition to training and managing our workforce, we will need to continue to develop and improve our financial and management controls and our reporting systems and procedures. We cannot assure you that we will be able to efficiently or effectively manage the growth of our operations, and any failure to do so may limit our future growth and materially and adversely affect our business, financial condition and results of operations.

THE DISCONTINUATION OF ANY OF THE PREFERENTIAL TAX TREATMENTS CURRENTLY AVAILABLE TO US IN THE PRC COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

      Although we believe that the current capital structure of the Company will be sufficient to allow us to consummate acquisitions, we cannot ascertain the capital requirements for any particular transaction. If the current financial resources prove to be insufficient, either because of the size of the business acquisition or the depletion of the available financial resources in search of acquisitions, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate an acquisition, we would be compelled to restructure the transaction or abandon that particular business acquisition and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after an acquisition.

      We may be unable to enforce our acquisitions' material agreements, which may have a material adverse impact on our operations. Chinese law will govern almost all of our acquisitions' material agreements, many of which may be with Chinese government agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our operations.

      Because our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments again them in the PRC. After the consummation of acquisitions, all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws.

IF THE PRC GOVERNMENT FINDS THAT THE STRUCTURE FOR OPERATING OUR CHINA BUSINESS DOES NOT COMPLY WITH PRC GOVERNMENT RESTRICTIONS ON FOREIGN INVESTMENT IN THE IT DISTRIBUTION INDUSTRY, WE COULD BE COMPELLED TO RESTRUCTURE OUR INVESTMENT OR ABANDON OUR INVESTMENT.

      We are a U.S. registered company and we conduct our operations solely in China through our directly owned subsidiaries and indirectly majority-owned subsidiary. In order to comply with foreign ownership restrictions, we operate our business in China through a subsidiary which is majority owned by Kang Bin, our financial controller, and Ni Ting Ting, our investment associate, both of whom are PRC citizens (our nominees). We have entered into a series of contractual arrangements with our indirectly owned subsidiary, its shareholders and our nominees. As a result of these contractual arrangements, we are considered the majority beneficiary of all of our subsidiaries and accordingly we consolidate all of our subsidiaries' results of operations in our financial statements.

      In the opinion of Zhonglun Law Firm (Shanghai), our PRC legal counsel: (1) the ownership structures of our subsidiaries is in compliance with existing PRC laws and regulations; (2) our contractual arrangements with each of our subsidiaries, our nominees and its shareholders are valid and binding, and will not result in any violation of PRC laws or regulations currently in effect; (3) the business operations of our subsidiaries are in compliance with existing PRC laws and regulations in all material aspects and (4) the enforcement of foreign judgments made by courts outside the PRC has no direct and automatic operation in the PRC, but these judgments may be recognized and enforced by a PRC court in accordance with a bilateral or international treaty to which PRC is a party, or subject to the principles of reciprocity upon a finding that the judgment does not conflict with fundamental principles, sovereignty, security and public interests of the PRC after review of the judgment.

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

      If we are found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:

      o imposing conditions or requirements with which we may not be able to comply;

      o requiring us to restructure the relevant ownership structure or operations;

      o restricting or prohibiting our use of foreign capital to finance our business and operations in China; or

      o taking other regulatory or enforcement actions, including levying fines, that could be harmful to our business.

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

RISKS RELATING TO THE PEOPLE'S REPUBLIC OF CHINA

SUBSTANTIALLY ALL OF OUR ASSETS ARE LOCATED IN CHINA AND SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM OUR OPERATIONS IN CHINA. ACCORDINGLY, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS ARE SUBJECT TO A SIGNIFICANT EXTENT, TO ECONOMIC, POLITICAL AND LEGAL DEVELOPMENTS IN CHINA.

      Chinese law and regulations strictly limit the repatriation of assets of Chinese companies. Payments to parties outside of the PRC are governed by the Foreign Exchange Bureau and its Regulation on Foreign Exchange Control. Pursuant to the Regulation, a Chinese enterprise may make overseas payments from their foreign exchange account at an authorized foreign exchange bank in the following limited circumstances within its registered business scope and directly related to its business in China. Chinese enterprises are prohibited from sending payment abroad to cover the liabilities incurred by affiliated entities located overseas.

      The laws governing Chinese joint ventures require each partner to conduct its business for the benefit of the joint venture and not for the benefit of any particular partner. As a result, one partner may not withdraw funds from the joint venture to pay its own liabilities unrelated to the joint venture.

WHERE YOU CAN FIND MORE INFORMATION

      We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.


ITEM 2.  DESCRIPTION OF PROPERTY

      We lease warehouse distribution centers and administrative facilities in the markets that we serve. Our executive office is located on the 3rd floor, 710 Changping Road, Shanghai, and occupies a 338 square meter space, under a lease which runs until December 31, 2006. We believe that our facilities are well-maintained and suitable for our on-going operations.

      Our subsidiary, Huaqing, owned one parcel of property, which was subsequently sold to non-related parties. Our management believes that our properties are adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS

SECURITIES AND EXCHANGE COMMISSION V. THE HARTCOURT COMPANIES, INC., ET AL., CASE NO. CV03-3698LGB(PLAX) (C. D. CAL.)

      The SEC filed a complaint in the U.S. District Court for the Central District of California for alleged securities violations by Hartcourt. The complaint alleges that we illegally used a SEC Form S-8 Registration Statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by us from September 9, 1999 through November 18, 1999. The SEC was initially seeking disgorgement from the Company of approximately $821,000 in civil penalties and interest, as well as an injunction against future security law violations.

      On December 17, 2004, the court granted partial summary judgment to the SEC. Subsequently, on March 11, 2005, the court entered final judgment in this case. The court found that in 1999, the Company violated Sections 5 and 17(a) of the Securities Act of 1933 and Rule 10b-5 under the Securities Exchange Act of 1934 in connection with sales of securities using a Form S-8 Registration Statement. The court enjoined the Company from future violations of the registration and antifraud provisions of the federal securities laws. The court also issued an order directing that civil penalties be imposed against the Company in the amount of $275,000 and ordered that the amount of $819,363 from the stock sales be disgorged and both be paid directly to the SEC. As of April 12, 2005, the Company has satisfied the entire $1.1 million monetary portion of the judgment.

APOLLO FINANCIAL NETWORK, LLC VS. THE HARTCOURT COMPANIES, INC.

      Apollo Financial Network filed an action for alleged breach of contract arising out of a consulting agreement with us which was canceled in January 1999. We accepted an offer to compromise which included the entry of judgment in the amount of $11,500, which represents an amount less than the projected costs of defense. Judgment in such amount was entered against the Company on November 20, 2002. We have not yet made the payment to the plaintiff and the liability with respect to the judgment has been accrued on our balance sheet.

JOHN A. FURUTANI VS. THE HARTCOURT COMPANIES, INC.

      John A. Furutani, Hartcourt's former attorney, filed a complaint against the Company for alleged breach of contract in the amount of $54,441 arising out of legal representation of the Company and its co-defendant Alan Phan with respect to the SEC litigation. The Company answer is due on April 28, 2005 and the Company is considering the options available to it. The liability was properly recorded on our balance sheet.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our common stock is traded on the NASD's Over-the-Counter Bulletin Board under the symbol "HRCT". The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the NASD Over-the-Counter Bulletin Board, as adjusted for all previously effected stock splits.

                                                  COMMON STOCK
                                                -----------------
        BY QUARTER ENDED                         HIGH        LOW
        ----------------                        -----       -----

        FISCAL 2003
        -----------------------------------
        March 31, 2003.....................      $.10       $.05
        June 30, 2003......................     $1.12       $.08
        September 30, 2003.................      $.92       $.52
        December 31, 2003..................      $.86       $.52

        FISCAL 2004
        -----------------------------------
        March 31, 2004.....................     $0.79       $0.47
        June 30, 2004......................     $0.58       $0.20
        September 30, 2004.................     $0.28       $0.17
        December 31, 2004..................     $0.26       $0.14

        FISCAL 2005
        -----------------------------------
        March 31, 2005.....................     $0.17       $0.08

------------------------

      As of March 31, 2005, there were 214,165,577 shares of our common stock outstanding held by approximately 9,400 shareholders of record.

      On October 19, 2004, Hartcourt revised the record date for the spin-off of its subsidiary Financial Telecom Limited (USA) from October 17, 2003 to October 25, 2004 pursuant to a Rule 10b-17 notice filed with NASDAQ in order to comply with the notice period for the setting of the record date as required by NASDAQ. In the spin-off, Hartcourt shareholders of record as of October 25, 2004 received 0.087965218 share of FTL common stock for each share of Hartcourt common stock held by such shareholders.

      We did not pay any cash dividends on our common stock in our 2003 or 2004 fiscal years. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

      The following information sets forth the outstanding shares the Company sold without registration under the Securities Act of 1933. All transactions were effected in reliance on various exemptions from registration under the Securities Act of 1933 for transactions not involving a public offering. There were no underwriters in any of these transactions.

      On December 30, 2003, we issued 4,605,816 shares of our common stock to certain Chinese investors for the aggregate purchase price of $1,842,326, of which $1,386,382 was paid and of which $455,945 was to be paid on June 30, 2004. The Chinese investors did not pay the last installment of $455,945 and, as a result, have returned 1,139,863 shares of our common stock for cancellation by the Company to satisfy their outstanding obligation.

      On January 5, 2004, we issued 696,342 restricted shares of our common stock to Mr. David Chen, Hartcourt's former CEO, pursuant to the exercise of his stock options in cashless transactions that were granted to him as a part of his 2002 compensation.

      On January 5, 2004 and April 20, 2004, we issued 6,824,748 shares of our common stock to the minority shareholders of Beijing Challenger pursuant to the acquisition by us of a 51% equity interest in Beijing Challenger valued at $3,794,560.

      On January 13, 2004, we issued 4,200 shares of our common stock valued at $2,500 to a consultant for consulting services.

      On February 9, 2004, we issued 155,000 shares of our common stock valued at $46,500 for consulting services rendered in prior years.

      On April 1, 2004, we issued 80,000 shares of our common stock valued at $40,000 to a consultant for consulting services.

      On April 1, 2004 and July 15, 2004, we issued 286,156 shares of our common stock valued at $151,250 to certain of our officers and all of our directors in lieu of cash compensation.

      On June 24, 2004, we issued 10,440 of our common stock valued at $2,714 to a consultant for consulting services.

      On July 14, 2004, we issued 2,000,000 shares of our common stock in exchange for the conversion of 1,000 shares of preferred stock, granted in 1995, by Alan Phan, the founder of the Company.

      On September 30, 2004, we cancelled 8,417,350 shares of our common stock valued at $2,187,996 in connection with the rescission of our acquisition agreement with Wenzhou Zhongnan Group.

      On January 1, 2005, we issued 226,888 shares of our common stock valued at $44,384 to all of our directors and certain of employees in lieu of cash compensation.

      On February 25, 2005, we issued to the former shareholder of Control Tech an aggregate of 19,588,875 shares of our common stock as contemplated by the definitive purchase agreement.

      On March 29, 2005, we entered into a share purchase agreement to issue and sell 8,500,000 shares of our common stock in an offshore transaction under Regulation S of the Securities and Exchange Commission to five Chinese investors at $0.05 per share for total gross proceeds of $425,000. On March 29, 2005, we entered into a share purchase agreement to sell 17,142,857 shares of our common stock in an offshore transaction under Regulation S to Ever Growth Holdings Ltd at $0.035 per share for total gross proceeds of $600,000.

WARRANTS

      As of December 31, 2004, there were a total 33,010,239 warrants outstanding to purchase 33,010,239 shares of our common stock for purchase prices ranging from $0.058 to $0.69375 per share.

      In connection with the engagement of Enlight Corporation Ltd., on October 23, 2002 with respect to a proposed private placement of our common stock, we granted Enlight 29,010,239 warrants to purchase 29,010,239 shares of our common stock at the price doubling the trading price on the issuance date. The warrants expire on October 22, 2005. On March 11, 2004, Enlight pledged not to exercise the warrants unless there is a buy-out of the Company either by management or a third party if we agreed to extend the term of the warrants October 22, 2009. We have not yet reached agreement with respect to an extension of the term of the warrants.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS DOCUMENT. IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION AND OTHER PARTS OF THIS DOCUMENT CONTAIN CERTAIN FORWARD-LOOKING INFORMATION. WHEN USED IN THIS DISCUSSION, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED DUE TO A NUMBER OF FACTORS BEYOND OUR CONTROL. WE DO NOT UNDERTAKE TO PUBLICLY UPDATE OR REVISE ANY OF OUR FORWARD-LOOKING STATEMENTS EVEN IF EXPERIENCE OR FUTURE CHANGES SHOW THAT THE INDICATED RESULTS OR EVENTS WILL NOT BE REALIZED. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY OUR CURRENT VIEWS OF POSSIBLE FUTURE EVENTS.

PRO FORMA CONDENSED AND COMBINED FINANCIAL STATEMENTS

      Since we have disposed of all but one of our operating subsidiaries during 2004 a comparison of 2004 operating results to our reported 2003 financial results would not be meaningful. As such, the following discussion is based on the comparison of the full year combined operating results for 2004, with the pro forma operating results of the surviving subsidiaries and continued operations in 2003.

      The condensed pro forma financial statements set forth below represent the combined financial statements of the surviving subsidiary Huaqing, which we acquired in February 2003. The combined pro forma financial statements for 2004 accounted for the full year's operating results including the profit/loss on disposals and the results of discontinued operations. The condensed pro forma financial statements for 2004 and 2003 are prepared and audited in accordance with the U.S. GAAP.

      In order to make the year-on-year comparison as meaningful as possible, the below pro forma financial statements are based on the full year operating results of the Company and surviving subsidiary for 2004. Since the surviving subsidiary was itself acquired by us in March 2003, the operating results for 2003 only consolidate the surviving subsidiary for the ten-month period following the effective date of acquisition. The below information includes a discussion of the changes in market conditions that affected our operating results and the structure and composition of the Group.

      The exclusion of the four subsidiaries that have either been disposed or are pending for sale from our pro forma financial statements reduced our pro forma revenue for the 2004 fiscal year by approximately $165 million. The exclusion of revenue from these subsidiaries from which the Company derived a profit also led to a consolidated operating loss of $0.9 million. All of the subsidiaries that have been divested or are pending for sale were or are to be sold back to the prior owners of the respective businesses.

      Due to the decline of the share price of our common stock between the time of issuance (as high as $0.60 per share) pursuant to the transactions in which we acquired the four subsidiaries and the unwinding of the acquisitions and return of the shares used as consideration to Hartcourt (as low as $0.08 per share), the loss of share value is over $12 million with respect to these four subsidiaries. While this is a largely non-cash, one-time accounting loss, it nevertheless reflected a substantial loss in our financial statements.

      The following table sets forth certain selected consolidated financial data and should be read in conjunction with the our consolidated financial statements and related notes appearing elsewhere in this annual report:

           HARTCOURT'S SURVIVING SUBSIDIARIES AND CONTINUED OPERATIONS
                          PRO FORMA FINANCIAL STATEMENT
                        FOR THE YEARS ENDED 2004 AND 2003


                                                       2004            2003
BALANCE SHEET                                      ------------    ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                          1,744,852         823,639
   Accounts receivable                                5,141,892       1,868,729
   Inventories                                        1,229,971         866,331
   Notes receivable                                   1,376,916         608,573
   Trade deposits                                     3,791,927       1,565,018
   Deposit, prepayment and other receivables          1,470,508         216,939
   Due from related companies                           436,155       1,170,150
   Assets pending for sale                            2,204,260              --
                                                   ------------    ------------
TOTAL CURRENT ASSETS                                 17,396,481       7,119,379
                                                   ------------    ------------
FIXED ASSET-NET                                         363,849         493,163
INVESTMENTS                                              60,412      13,980,520
                                                   ------------    ------------
OTHER ASSETS
   Goodwill                                           2,160,101       2,160,101
   Notes receivable                                          --       1,827,509
                                                   ------------    ------------
TOTAL OTHER ASSETS                                    2,160,101       3,987,610
                                                   ------------    ------------

TOTAL ASSETS                                        $19,980,843     $25,580,672
                                                   ============    ============
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Bank loan                                                 --         376,048
   Bill payable                                              --       1,553,038
   Account payables                                     632,528         398,599
   Deferred revenue                                          --              --
   Accrued expenses                                   2,397,256          81,810
   Customers deposit                                  8,522,065              --
   Staff loans                                        1,052,427         671,402
   Due to related parties                                    --       1,084,026
   Due to shareholders                                  260,807         229,936
                                                   ------------    ------------

TOTAL CURRENT LIABILITIES                            12,865,083       4,394,859
                                                   ============    ============
TOTAL LIABILITIES                                   $12,865,083      $4,394,859
MINORITY INTERESTS                                    1,171,779       1,626,052
COMMITMENTS AND CONTINGENCIES                                --       1,300,000
    Preferred stock                                          --              10
   Common stock                                         171,659         171,157
   Additional paid-in Capital                        72,152,129      70,858,036
   Subscription receivables                                  --      (1,842,326)
   Other comprehensive losses                           934,092         933,487
   Treasury stock                                       (48,728)        (48,728)
    (Accumulated losses)                            (67,264,171)    (51,811,875)
                                                   ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                            5,943,981      18,259,761
                                                   ------------    ------------

TOTAL LIABILITIES AND EQUITY                        $19,980,843      25,580,672
                                                   ============    ============

          HARTCOURT'S SURVIVING SUBSIDIARIES AND CONTINUING OPERATIONS
                           PRO FORMA INCOME STATEMENT
                        FOR THE YEARS ENDED 2004 AND 2003

                                                         2004           2003
                                                     -----------    -----------

SALES                                                 74,563,459     48,529,401
COST OF SALES                                        (72,847,501)   (45,980,047)
                                                     -----------    -----------
GROSS PROFIT                                           1,715,958      2,549,354

OTHER REVENUE                                            215,154         83,771

ADMINISTRATIVE AND SELLING EXPENSES
    Selling, general & administrative expenses         2,698,159      1,414,160
    Depreciation                                          57,996         66,526
    Impairment on notes receivable                     4,083,876             --
                                                     -----------    -----------

TOTAL ADMINISTRATIVE AND SELLING EXPENSES              6,840,031      1,480,686
                                                     -----------    -----------

INCOME(LOSS) FROM OPERATIONS                          (4,908,919)     1,152,439

OTHER INCOME/(EXPENSE)
    Interest income                                      238,282        188,945
    Interest expenses                                   (552,547)       (84,480)
    Gain on disposal of fixed assets                      97,888             --
    Provision for investments                           (223,816)      (509,294)
    Litigation accruals                                 (100,000)    (1,300,000)
                                                     -----------    -----------
TOTAL OTHER INCOME/(EXPENSES)                           (540,193)    (1,704,829)

TOTAL LOSS FROM CONTINUING OPERATIONS                 (5,449,112)      (552,390)

LESS: MINORITY INTEREST                                  (50,288)      (582,731)
                                                     -----------    -----------
LOSS BEFORE DISCONTINUED OPERATIONS                   (5,499,400)    (1,135,121)

DISCONTINUED OPERATIONS:
 GAIN/(LOSS) FROM DISCONTINUED OPERATIONS                368,715        364,677
 GAIN/(LOSS) ON DISPOSAL OF DISCONTINUED OPERATION    (2,968,693)       173,911
 PROVISION FOR ASSETS PENDING FOR SALE                (7,137,339)            --
                                                     -----------    -----------
LOSS BEFORE TAX                                      (15,236,717)      (596,533)

INCOME TAX EXPENSE                                      (215,579)      (161,947)
                                                     -----------    -----------
NET LOSS                                             (15,452,296)      (758,480)
                                                     ===========    ===========


RESULTS OF OPERATIONS
NET SALES

      The combined income statement recorded net sales of $74,563,459 and $48,529,401 for the year ended December 31, 2004 and December 31, 2003 (2003 fiscal year), respectively. The revenue for our 2004 fiscal year represented product sales revenue derived from distribution of Samsung monitors and notebooks while revenue for our 2003 fiscal year included $857,286 consulting service income and $47,672,115 products sales revenue derived from distribution of Samsung monitors for ten months ended December 31, 2003. The 56% increase in Samsung product sales is mainly due to the expansion of the sales distribution network of Huaqing. In addition, the SARS epidemic which occurred in the second quarter of 2003 had a negative impact on sales in 2003 due to the impact on consumer confidence in all markets in China during the period.

OPERATING MARGINS

      The operating margin for our 2004 fiscal year was 2.3%, compared with 5.3% for our 2003 fiscal year. Except for the consulting service revenue of $857,286, the operating margin for Samsung products sales was 3.5% for our 2003 fiscal year. The decrease in our operating margin was mainly due to fierce competition during 2004 in the IT retail market. The declining gross margin in the China IT hardware distribution sector has been a broad and continuing trend in the past five years, which we believe will continue over the next several years.

OTHER REVENUE

      Other revenue totaled $215,154 during our 2004 fiscal year, a 157% increase compared with other revenue of $83,771 for our 2003 fiscal year. Other revenue mainly represented income from warranty services and other after sales services and the government grants. The increase was mainly due to (1) the receipt of government grants of $58,089 from local authorities and (2) increases in warranty and after-sales service revenue, which was in line with an increase in our sales revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for our 2004 fiscal year were $2,698,159, compared with $1,414,160 for our 2003 fiscal year. The increase of $1.2 million, or 90%, in our selling, general and administrative expenses was mainly due to the increase of Huaqing's operating expenses, such as payroll and sales commission, marketing expenses, rentals and other items totaling $0.5 million, which was in line with the increase in sales revenue. We incurred additional audit and consulting fees of $350,000, legal fees of $200,000 and other office expenditures of $150,000 with respect to the implementation of our new business strategies and internal control system.

DEPRECIATION

      Depreciation for our 2004 fiscal year amounted to $57,996, compared with $66,526 for our 2003 fiscal year, representing a decrease of 13%. The decrease was mainly due to the disposition by Huaqing of one of its investment properties in 2004, which also resulted in a gain on disposal of fixed assets.

IMPAIRMENT

      The $4,083,876 impairment charge recorded for our 2004 fiscal year was in part the result of a 100% provision for loss on notes receivable from Edda of $1,993,742. As of December 31, 2004, the outstanding notes receivable due from Edda was $1,993,742. Edda has not paid interest or principal on the note since the second quarter of 2004 and has informed us that they were unwilling to pay the remaining balance due to us. We therefore decided to make a 100% loss provision for the remaining balance on the note. The impairment charge also resulted from the provision for loss of $2,026,234 on notes receivable from Shen Zhen Raiser; the notes were received upon the sale of the Company's equity interest in Guangdong New HuaSun. Please refer to the section "Discontinued Operations" below. The impairment charge also includes a provision for the loss of $63,900 on notes receivable from Beijing TSS., which did not have any assets to repay the notes to Hartcourt.

INTEREST EXPENSES

      Interest expenses for our 2004 fiscal year totaled $552,547, a 554% increase compared with $84,480 for our 2003 fiscal year. The increase in interest expenses was mainly attributable to our borrowing of funds to finance the expansion of our Samsung distribution business.

PROVISION FOR INVESTMENTS

      Provision for investments was $223,816 for our 2004 fiscal year, a 56% decrease compared to provision for investments totaling $509,294 for our 2003 fiscal year. The provision for investments for 2004 was related to our investment in First information. The decrease in provision for investments was primarily due to having made full provision on two investments in our 2003 fiscal year.

LOCAL PRC INCOME TAX

      Overall, our subsidiaries and affiliates are continuing to pay taxes in China that are on average lower than the statutory rate of 33%. Certain of our subsidiaries and affiliates were granted special tax treatment by the local Chinese provincial tax authorities and are exempt from income tax.

      Chinese local tax authorities have conducted annual tax audits of our subsidiaries and affiliates in China for the 2003 tax year and prior years. There are no outstanding tax issues or liabilities at the time of this annual report. All tax liabilities, if any, prior to the acquisition by us of our various Chinese subsidiaries or affiliates are solely the responsibility of the selling shareholders, as stipulated in each acquisition agreement.

      None of our income is subject to taxation by any U.S. governmental authority.

LIQUIDITY AND CAPITAL RESOURCES

      OPERATING ACTIVITIES. The net cash used in operating activities during our 2004 fiscal year amounted to $7.1 million, a 58% increase compared to $4.5 million in our 2003 fiscal year. The net increase was mainly due to an increase in operating funds used by certain of our discontinued operations, including NewHuaSun, GuoWei, Challenger and the funds used in expanding our Samsung distribution business. The funds were primarily used to finance the inventories and receivables.

      INVESTING ACTIVITIES. Cash used by investing activities in our 2004 fiscal year amounted to $1.7 million, a 141% decrease compared to $2.4 million provided by investing activities in our 2003 fiscal year. The cash used by investing activities was mainly as a result of excluding $3.5 million cash from the disposition of our under-performing subsidiaries. The $2.4 million cash provided by investing activities in 2003 was mainly derived from consolidation of cash from newly acquired businesses.

      FINANCING ACTIVITIES. Net cash provided by financing activities in our 2004 fiscal year amounted to $8 million, an 82% increase compared to $4.4 million in 2003. The increase in financing activities resulted primarily from loans obtained from banks, unrelated parties and employees of Challenger, NewHuaSun and GuoWei. We received $1.4 million in proceeds in 2004 from the sale of our common stock on December 31, 2003 to a group of PRC investors.

DISCONTINUED OPERATIONS

      On July 16, 2004, Hartcourt and the minority owners of Wenzhou Zhongnan Group reached an agreement to rescind the original acquisition agreement entered into on June 28, 2003 to purchase a 51% equity ownership of Wenzhou for a total purchase price of $5,011,352. The acquisition was paid for entirely by the issuance of 8,415,370 shares of our common stock. Wenzhou's financial results were consolidated under our operations beginning in October 2003. All of the shares that we issued pursuant to this acquisition have been returned to us and cancelled. We recorded a $2,907,510 loss on the disposition of Wenzhou of $2,854,835, due to our share price decline from $0.5955 per share on the issuance date to $0.25 per share on the cancellation date. Although there was no cash loss in this transaction, we lost time and opportunities to pursue other business acquisitions.

      From October 2003 to June 2004, Wenzhou's revenue and net income results were 79% and 30%, respectively, of the target revenue and net income provided for under the acquisition agreement. The significantly lower profit was due to sharply deteriorating market demand in the Chinese IT retail business, leading to the closing of 5 out of 11 Wenzhou retail stores during the period from October 2003 to June 2004. Fierce price competition in the wholesale hardware business led to steep gross margin erosion and severely impacted our net income.

      Based on nine months of actual operating results, the fair market value of Wenzhou's business, using cash flow information and present value in accounting measurements as defined by U.S. GAAP, would be approximately $700,000, and Hartcourt's 51% equity share would be worth approximately $350,000 compared to the acquisition price of $5 million. At the end of June 2004, the fair market value of 8.4 million Hartcourt shares used as consideration for the Wenzhou acquisition was approximately $2.2 million, significantly higher than the $357,000 fair market value of the 51% Wenzhou equity.

      The Wenzhou acquisition agreement contained a contingency clause that if Wenzhou failed to attain a certain level of net profit and revenue, we could, at our sole and absolute discretion, request Wenzhou to repurchase the equity interests and return the Hartcourt shares paid as consideration for the acquisition. To protect the Company's interest and prevent unnecessary shareholder dilution, management in June 2004 elected to exercise the contingency clause stipulated in the acquisition agreement that required the sellers to repurchase the equity interests and transfer to us all of our shares of common stock that had been issued to the sellers as consideration should the Wenzhou business not achieve its first year guaranteed profit, which at that time was highly unlikely.

      In the fourth quarter of 2004, the IT retail sector experienced a dramatic downturn in sales that we believed was a permanent reduction in the size of the IT retail market in China. The price of low-end branded desktops declined to that of non-branded desktops, taking away a substantial share of market from the non-branded desktop segment. In the meantime, the price of notebooks continued to drop, making notebooks an attractive alternative to desktop computers. As a comparison, GuoWei's 2004 revenue (from January to December 2004) was 156% of the first year (from July 2003 to June 2004) guaranteed turnover as stipulated in the acquisition contract while net income was only 33% of the first year guaranteed profit. Based on sales projections and cash flow estimates, the fair market value of GuoWei is estimated to be $1.03 million and Hartcourt's 50.5% equity share is valued at $519,000. Hartcourt acquired 50.5% of GuoWei equity for a total of $4,647,447, by issuance of 10,863,788 Hartcourt common shares and a cash investment of $301,932

      Pursuant to the GuoWei acquisition agreement, both the seller and buyer have the first right to buy back their respective equities in the event that the parties decide not to complete the merge. On March 16, 2005, Hartcourt and the minority shareholders of GuoWei reached an agreement to sell the 50.5% of Hartcourt equity back to its original owners for a total consideration of $1,031,496 in a combination of cash and stock transaction where GuoWei paid cash consideration of $794,914 and returned 2,951,800 shares of Hartcourt common stock.

      The difference of the GuoWei carrying value on Hartcourt books versus the disposal consideration is $3.9 million. This is the impairment of GuoWei assets pending for sale at the end of 2004. While the loss on GuoWei can be seen as significant, the value that we realized in disposing the GuoWei assets is still far above the current fair market value of GuoWei.

      We acquired the equity interest in NewHuasun on April 24, 2003 for a total consideration of $3,304,597, paid for entirely by the issuance of 13,769,156 shares of our common stock. We also obtained 10% equity voting rights through proxy statements from one of the NewHuaSun's shareholders. The voting rights were returned to the NewHuaSun shareholder at the time of sell of NewHuaSun equity interest to Shenzhen Riser.

      NewHuaSun is an authorized distributor of Samsung monitors and is engaged in the sale and distribution of Samsung monitors in the Guangdong province. Within months of our acquisition, NewHuaSun experienced significant cash flow problems which adversely impacted its sales. It also borrowed heavily to purchase inventory from Samsung in order to fulfill its obligation as an authorized distributor. The interest cost on borrowed funds further depressed net income. The unfavorable operating results led us to sell our equity interest to a third party.

      On August 30, 2004, we sold our 45% equity interest in Guangzhou NewHuaSun (NewHuaSun) to ShenZhen Raiser Industrial and Development Co., Ltd. for $3,403,150. The purchase price is being paid to us in twenty-one quarterly interest-bearing installments. We acquired our equity interest in NewHuasun on April 24, 2003 for a total purchase price of $3,304,597, paid for entirely by the issuance of 13,769,156 shares of our common stock. In addition, we obtained voting rights over an additional 10% of the equity of NewHuaSun through voting proxies from one of NewHuaSun's shareholders. We recorded a loss on disposition of NewHuaSun of $118,343.

      On March 3, 2005 we entered into agreements with NewHuaSun and Shenzhen Raiser, pursuant to which we redeemed 13,769,156 shares of our common stock held by NewHuaSun, New HuaSun redeemed a 45% equity interest, and we released Shenzhen Raizer of its obligation on a $3,403,150 promissory note payable to us. The fair market value of the 13,769,156 shares of common stock was $1,376,916, and the difference of $2.1 million represents the impairment on the notes receivable at year end. The loss is due to the fact that our common stock was issued at $0.24 per share at the time of acquisition and returned to the Company at $0.10 per share at the time of disposition of the subsidiaries.

      On September 16, 2004, Huaqing signed a definitive agreement to sell all of its equity interest in Hangzhou Huaqing to a PRC citizen for $760,870. We recorded a profit on the disposition of Hangzhou of $20,670.

      On June 30, 2004, Hartcourt, together with the minority shareholder of Hopeful Internet Technologies Limited (Hopeful), signed an agreement with First Information Technology for the sale of all of our equity interest in Hopeful for $464,472, which was paid by the issuance of 2,179 shares of common stock of First Information Technology at value of $0.01. As a result, we own a 10.5% equity interest in First Information. We recorded a loss on sale of Hopeful of $16,185.

      In December 2004, our board of directors authorized the sale of our entire 51% equity interest in Beijing Challenger Group (Challenger) due to on-going adverse market conditions and our declining share price. Our estimation of the proceeds from the sale of Challenger amounts to $1,172,764, including the provision on sale of asset. The difference between the carrying value of Challenger on our books and the sale proceeds represents the impairment on the pending sale of Challenger at year-end 2004, which amounts to $3.2 million.

      The purchase price adjustment clause in the Challenger acquisition agreement provides that, if upon expiration of the one year restricted trading period imposed upon the shares of our common stock paid as consideration for the acquisition, the return accrued or derived from the shares is less than 41% of our net profit for our 2004 fiscal year, then the sellers may request the purchaser to either (i) repurchase the shares and transfer to the sellers all beneficial and equitable interest in the registered capital of the Company or
(ii) issue and allot to the sellers such total number of additional shares equal to the difference of the value of the initial shares paid and at $0.556 per share.

      Due to a decline in our share price in 2004, Challenger initially notified us that it would exercise the option of obtaining additional Hartcourt shares to meet the guaranteed purchase price. The share compensation would amount to additional 22 million shares based on the 2004 year-end trading price. In view of the pending sale of IBM worldwide PC business to Lenovo, the dominant Chinese PC maker, and the numerous operating issues faced in managing the Challenger business, we concluded that the business will likely not be able to generate a favorable return on our investment and that we should dispose the Challenger investment. In the meantime, Challenger's minority owners concluded that the cost that it must incur to be a part of a U.S. publicly listed company was greater than the benefit it could reap and notified us that it would exercise the option of requesting Hartcourt to repurchase its consideration shares and transfer all the Challenger equity back to the original owners.

      As such, the estimated Challenger disposal would amount to $1.2 million, including the provision on sale of asset. The difference between the acquisition cost of $4.4 million and the estimated disposal price of $1.2 million is the impairment on the pending sale of Challenger assets at year-end 2004, which amounts to $3.2 million. Negotiation with the Challenger minority owner is underway as of this filing date.


CHANGES IN ACCOUNTING PRINCIPLES

None.


ITEM 7.  FINANCIAL STATEMENTS

      The consolidated financial statements of The Hartcourt Companies, Inc. and its subsidiaries including the notes thereto, together with the report thereon of Kabani & Company, Inc. are presented beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On December 30, 2004, the audit committee of our board of directors appointed Kabani & Company, Inc. (Kabani) as the Company's registered independent public accounting firm.

      During our two most recent fiscal years and the period from the end of the most recent fiscal year to the date of the appointment of Kabani, neither we nor anyone acting on our behalf consulted with Kabani with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-B.

      On December 29, 2004, Loral International Certified Public Accountants (Loral) informed us that it was resigning as our independent public auditor effective immediately.

      Loral was appointed as our independent public auditors on August 15, 2003. The decision to appoint Loral was approved by our board of directors.

      Loral served as our independent auditor for the years ended December 31, 2003 and 2002. Loral's audit reports on our consolidated financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that (1) both audit reports were modified to include an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern, and (2) Loral's 2003 audit report contained the following disclaimer:

      "During the year ended December 31, 2003, the Company acquired four (4) foreign subsidiaries located in China. All the acquired companies were privately held by foreign owners without the US accounting knowledge. Consequently, different sets of accounting records were noted. As of December 31, 2003, Hartcourt does not file its US federal and state tax returns for the year ended December 31, 2002. We have not audited Hartcourt foreign tax liabilities of China, for the years ended December 31, 2003 and 2002 (See Note # 23, Income Taxes)."

      In connection with the audits of our most recent two years ended December 31, 2003 and 2002 and during the period from January 1, 2004 until Loral's resignation, there were no disagreements between Loral and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, that, if not resolved to the satisfaction of Loral, would have caused Loral to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such years.

      We requested that Loral furnish a letter addressed to the SEC stating whether or not Loral agrees with the statements made above and, if not, stating the respects in which it does not agree. A copy of this letter, dated December 29, 2004, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2005.

      We have authorized Loral to respond fully to all inquiries of the Company's successor accountants concerning the explanatory paragraph in Loral's 2002 and 2003 audit reports and the disclaimer in its 2003 audit report.


ITEM 8A. CONTROLS AND PROCEDURES

      Prior to the conclusion of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13(a)-14(c). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


ITEM 8B. OTHER INFORMATION

      None.


                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information about our directors and executive officers:

NAME                 AGE   POSITION                          TERM     DATE HELD
-------------------------------------------------------------------------------------------------
Billy Y N Wang       40    Chairman                          1 year   Since October 2002
Carrie Hartwick      43    Director                          1 year   Since June 2004
                           Chief Executive Officer                    Since June 2004
                           President                                  Since November 2003
Geoffrey Wei         37    Director                          1 year   Since March 2003
Wilson Li            42    Director                          1 year   Since September 2004
Victor Zhou          36    Director                          1 year   Since December 2004

David Chen           37    Former Chairman                   1 year   Since September 2003
                                                                      Not re-elected August 2004
                           Former Chief Executive Officer    1 year   Since August 2002
                                                                      Resigned June 2004
Stephen Tang         52    Former Director                   1 year   Since July 2001
                                                                      Resigned August 2004
Victor Wang          42    Former Director                   1 year   Since January 2004
                                                                      Resigned December 2004

DIRECTORS

      BILLY Y N WANG, age 41. Dr. Billy Y N Wang has been the Country Manager of NCH Corp China, a multi-national chemical company with more than three subsidiaries in China, since 1997. From 1994 to 1997, Dr. Wang was the President of Xibic Enterprises Ltd. and Senior Consultant at WCE, specializing in international business development and technology transfer. From 1991 to 1997, Dr. Wang served as the Advisor for the Office of International Trade of Washington DC. Dr. Wang obtained his Masters and Doctorate degrees in Chemical Engineering from the University of Virginia in 1990, and Bachelors degree from the University of Massachusetts in 1986.

      GEOFFREY WEI, CICPA, age 37. Mr. Wei is a partner of WHCD Joint CPAs. From September 2002 to September 2004, Mr. Wei was the CFO of GreenWare Technologies Ltd. Mr. Wei was the interim CFO, Vice president and Chief Accountant for Netease.com Inc (Nasdaq NM: NTES) from 2000 to 2002. He also worked in audit, tax and business advisory divisions at PriceWaterhouseCoopers and KPMG for an extensive period of time both in China and abroad. Mr. Wei received his Bachelor of Arts degree from Beijing Polytechnic University.

      CARRIE HARTWICK, President, Chief Executive Officer and Interim Chief Financial Officer, age 43. Ms. Hartwick joined Hartcourt at the end of 2003 as CFO and President. She became the CEO in June, 2004. Prior to her current position, she was the finance director of Dell China/HK from 2000 to 2003, and before that, served as the finance director of Gillette China and held various positions within Johnson & Johnson including Finance Controller for Johnson & Johnson Shanghai. Ms. Hartwick holds a Bachelor of Accounting degree from Rutgers University.

      WILSON LI, age 42. Dr. Li has been the First Vice President of Shenzhen Capital Group, the largest Chinese investment holding Company, since August 1999. Prior to that, he served in Shenzhen Planning Bureau. Dr. Li has extensive experience in fund management, risk control, investment & international business. Dr. Li received his Master degree in Social Science from Zhongshan University, PhD in Management Science from Xian Jiaotong University and PhD in Public Administration & Government Policy from Chinese Academy of Social Science.

      VICTOR ZHOU, age 36. Mr. Zhou has been the President of Fixed Assets Investment of Huatai Securities, one of the top ten securities firms in China, since 2003. He has been with the company since 1997 and served in other senior management positions with increasing responsibilities. Before joining Huatai Securities, Mr. Zhou was the General Manager with Jiangsu Securities. Mr. Zhou has extensive experiences in securities trading, private equity investment and asset management. Mr. Zhou received his BA in Economics from Hunan University and EMBA from China Europe International Business School..

      Our directors serve for a term of one year or until their successors are elected and qualified. Directors do not receive any cash compensation for serving on the Board. For attending board meetings, we compensate our directors $7,000 each year and $500 for each meeting through the issuance of restricted shares of common stock at the closing market price of the common shares valued on first day of the calendar quarter.

EXECUTIVE OFFICER

      CARRIE HARTWICK, President and Chief Executive Officer, Interim Chief Financial Officer, age 43. Please see Ms. Hartwick's biography above.

AUDIT COMMITTEE

      Two members of our board of directors serve on our Audit Committee. Until March 8, 2005, Geoffrey Wei and Billy Wang served as members of our Audit Committee. Mr. Wei is the chairman of the committee and qualified as an independent director and an audit committee financial expert, as defined by Item 401(e)(2) of Regulation S-B. On March 8, 2005, Billy Wang relinquished his duties as a member of the Audit Committee and was replaced by another board member, Victor Zhou.

COMPENSATION COMMITTEE

      Two members of our board of directors serve on our Compensation Committee. They are Billy Wang and Geoffrey Wei. Mr. Wang is the chairman of the Compensation Committee.

NOMINATION COMMITTEE

      Two members of our board of directors serve on our Nominating Committee. They are Billy Wang and Carrie Hartwick. Mr. Wang is the chairman of the Nominating Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain other shareholders to file reports of ownership and changes in ownership with the SEC. Officers, directors and certain other shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), during 2004, no individual or entity was late with any Form 3, 4 or 5 filings.

CODE OF ETHICS

      We have adopted a corporate code of ethics, which is applicable to our principal officers. A copy of the code of ethics is filed as an exhibit to this annual report. We believe that our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations of our code of ethics; and provide accountability for adherence to our code of ethics.


ITEM 10. EXECUTIVE COMPENSATION

      The following table shows the compensation paid or awarded to all individuals serving as our executive officers during our 2003 and 2004 fiscal years and those officers or key employees who were employed during the year ended December 31, 2004 whose total annual salary and bonus during that year exceeded $100,000:

                                                        ANNUAL COMPENSATION
                                                                                           COMPENSATION
                                                                       OTHER               AWARDS SECURITIES      ALL
NAME AND                                                               ANNUAL              UNDERLYING OPTIONS     OTHER
PRINCIPAL POSITION             YEAR            SALARY ($)  BONUS ($)   COMPENSATION ($)    (#)                    COMPENSATION ($)
----------------------------------------------------------------------------------------------------------------------------------
Carrie Hartwick,               2004(1)            137,500  30,000      -                   -                      -
CHIEF EXECUTIVE OFFICER AND    2003(2)             10,000  -           -                   1,000,000              -
CHIEF FINANCE OFFICER          2002                   N/A  N/A         N/A                                        N/A

David Y Chen,                  2004                75,000              -                                          -
CHIEF EXECUTIVE OFFICER AND    2003(3)            137,500                                  3,000,000
CHAIRMAN                       2002(4)             70,000                                  2,000,000

(1) On March 9, 2005 , we entered into an employment agreement with Ms. Hartwick, retroactive to June 3, 2004, the date she became Chief Executive Officer.. The agreement provides for annual salary of $150,000 in cash, plus the grant of an option to purchase up to 15 million shares of our common stock at a price of $0.09 per share for a period of five years from the date of grant.

(2) On December 1, 2003, the date on which Ms. Hartwick's employment began, we entered into an employment agreement with her. This agreement had a one-year term, from December 1, 2003 to November 30, 2004. The agreement provides for an annual salary of $120,000, plus the grant of an option to purchase up to 1 million shares of our common stock at a price of $0.65 a share for a 12-month period from the date of grant and upon completion of her one-year term. Fifty percent (50%) of Ms Hartwick's annual salary is payable in cash and the balance is payable in shares of our common stock. The conversion price is the average 20-day trading price prior to the first of each month for the salary owed that month.

(3) On May 7, 2003, we entered into an employment agreement with David Y. Chen, Chief Executive Officer, regarding the terms of his employment. This agreement has a one-year term from June 1, 2003 to May 31, 2004. The agreement provides for an annual salary of $150,000, plus the grant of an option to purchase up to 3 million shares of our common stock at a price of $0.48 a share over a 12-month term from the date of grant. Fifty percent (50%) of Mr. Chen's annual salary was payable in cash and the balance was payable in shares of our common stock. The conversion price is the average 20-day trading price prior to the first of each month for the salary owed that month.

      On June 3, 2004, our board of directors granted Mr. Chen an option to purchase up to 3 million shares of our common stock at a price of $0.30 per share for a two year period from the date of grant as severance package. On the same date, Mr. Chen voluntarily gave up the right to exercise his 3 million options granted to him as a part of his 2003-2004 employment contract.

(4) On June 1, 2002, we entered into an employment agreement with David Y. Chen, Acting Executive Officer, regarding the terms of his employment. This agreement had a one-year term from June 1, 2002 to May 31, 2003. The agreement provided for an annual salary of $120,000, plus the grant of an option to purchase up to 2 million shares of our common stock at a price of 10 cents per share, applicable for a 12-month period from the date of grant upon completion of his one-year term to the satisfaction of our board of directors. Fifty percent (50%) of Mr. Chen's annual salary was payable in cash and the balance was payable in shares of our common stock. The conversion price is the average 20-day trading price prior to the first of each month for the salary owed that month.

      On December 31, 2003 and January 5, 2004, Mr. Chen exercised options to purchase a total of 1,696,342 shares of our common stock through a cashless exercise transaction.


      The following table sets forth certain information for the twelve-month period ended December 31, 2004 with respect to grants of stock options to each person who served as an executive officer during 2004. No stock appreciation rights were granted to any of our Named Executive Officers during 2004. We granted options to purchase our common stock totaling 4,000,000 shares during 2004. Options were granted at an exercise price above or equal to the fair market value of our common stock on the date of issuance.

      The following table provides certain information with respect to stock options exercised by the Named Executive Officers during the twelve-month period that ended on December 31, 2004. The table also provides the number of shares covered by stock options as of December 31, 2004 and the value of "in-the-money" stock options, which represents the positive difference between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2004. No stock appreciation rights were outstanding during the last year.

                                     OPTIONS/SAR EXERCISES IN THE 2004 FISCAL YEAR
                                         AND FISCAL YEAR-END OPTION/SAR VALUES

                                                        NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                         SHARES                         UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS/SARS AT
                         ACQUIRED     VALUE             OPTIONS/SARS AT FY-END           FY-END
                         ON EXERCISE  REALIZED          EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
NAME                     (#)          ($)               (#)                              ($)
---------------------------------------------------------------------------------------------------------------------
Carrie Hartwick,         -            -                 1,000,000/None                   None/None
CHIEF EXECUTIVE
OFFICER

David Chen,              1,000,000    $100,000          3,000,000/None                   None/None
FORMER CHIEF EXECUTIVE
OFFICER AND CHAIRMAN


COMPENSATION OF DIRECTORS

      Our Bylaws provide that the Company's directors may be paid their expenses and a fixed sum for attendance at meetings of the board of directors and may be paid a stated salary as a director, and no such payment shall preclude any director from serving the Company in any other capacity and receiving compensation therefor. Currently each independent director is be paid $7,000 per year and $500 for his or her attendance at each regular board meeting. The compensation was paid through the issuance of restricted shares of our common stock at the closing market price of our common stock on the first trading day of each quarter.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

      The following table sets forth information as of March 31, 2005, the number and percentage of our 214,165,577 outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge is the beneficial owner of more than 5% of our outstanding common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)                 AMOUNT AND NATURE OF       PERCENT OF
                                                      BENEFICIAL OWNERSHIP(2)      CLASS
---------------------------------------------------------------------------------------------
Billy Wang                                                    158,733              0.07%
Carrie Hartwick                                               112,973              0.05%
Geoffrey Wei                                                   75,144              0.04%
Victor Zhou                                                     5,702              0.00%
Wilson Li                                                      24,070              0.01%

All officers and directors as a Group (5 persons):            376,622              0.17%

---------------------
      (1) Unless otherwise indicated, the address for each beneficial owner listed above is c/o The Hartcourt Companies, Inc., 3/F, No. 710 ChangPing Road, Shanghai 200040, China.
      (2) Unless otherwise indicated, the persons listed above have sole voting and investment powers with respect to all such shares. Under the applicable SEC rules, a person is deemed to be the "beneficial owner" of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days (x) through the exercise of any option or warrant or (y) through the conversion of another security.

EQUITY COMPENSATION PLAN INFORMATION

      The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004, including the 1995 Stock Plan.

PLAN CATEGORY                  NUMBER OF SECURITIES TO BE
                               ISSUED UPON EXERCISE OF          WEIGHTED AVERAGE EXERCISE       NUMBER OF SECURITIES REMAINING
                               OUTSTANDING OPTIONS, WARRANTS    PRICE OF OUTSTANDING OPTIONS,   AVAILABLE FOR FUTURE ISSUANCE UNDER
                               AND RIGHTS                       WARRANTS AND RIGHTS             EQUITY COMPENSATION PLAN
-----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans      300,000                              $1.00                       N/A
approved by securities
holders

Equity compensation plans      7,000,000                            $0.247                      N/A
not approved by security
holders

Total                          7,300,000                            $0.278                      N/A


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 2004, we provided management services to Huaqing, our 51% owned subsidiary, with service fee of $342,879.

      During 2004, Huaqing, a 51% owned subsidiary of the Company, sold $2,310,490 monitors to its minority shareholder (Shanghai Huaqing Economic Development Co., Ltd) under normal commercial terms. During 2004, Huaqing also sold $3,275,076 monitors to GuoWei, a subsidiary that is currently pending for sale, under normal commercial terms.

      During 2004, we issued 286,156 restricted shares of common stock valued at $151,250 to directors, officers, former directors and officers, employees in lieu of compensation and services.

      During 2004, we issued 1,696,342 shares of our common stock to Mr. David Chen, our former CEO, pursuant to the exercise of stock options that were granted to him as a part of his 2002 compensation in a cashless transaction.

      On December 25, 2003, we and a group of Chinese citizens entered into a stock purchase agreement pursuant to which we agreed to sell to the group 4,605,816 shares of our common stock pursuant to an offshore transaction under Regulation S, at $0.40 per share, of which $1,386,382 was paid and of which $455,945 was to be paid on June 30, 2004. The Chinese investors did not pay the last installment of $455,945 and, as a result, have agreed to return 1,139,863 shares of our common stock for cancellation by the Company to satisfy their outstanding obligation. All of the Chinese citizens are the shareholders, or relatives of the shareholders, of our subsidiaries; these citizens are Guan Xue Fang, Li ZhengZheng, Xu HuiZhen, Zhang Hui, Liu Jianqiang and Qiu Jiaqi.

2004 RELATED PARTY TRANSACTIONS

NAME OF RELATED
PARTIES                    RELATIONSHIP                        TRANSACTION NATURE             AMOUNT
--------------------------------------------------------------------------------------------------------------------------
Shanghai Guowei Science    A subsidiary pending for sales as   Sales of products              $3,275,076
and Technology Co., Ltd.   of December 31, 2004
Shanghai Huaqing           Minority shareholder of Huaqing     Sales of products              $2,310,490
Economic Development
Co., Ltd

NAME OF RELATED
PARTIES                    RELATIONSHIP                        TRANSACTION NATURE             AMOUNT
--------------------------------------------------------------------------------------------------------------------------
Carrie Hartwick            CEO and CFO                         During 2004, we issued         286,156 shares valued at of
David Chen                 Former CEO                          restricted shares of common    $151,250
Alan Phan                  Former Chairman                     stock to directors,
Billy Wang                 Chairman                            officers, former directors
Geoffrey Wei               Director                            and officers in lieu of
Stephen Tang               Former Director                     compensation and services.
XY Li                      Former Director
Victor Wang                Former Director
TingTing Ni                Employee

David Chen                 Former Chairman and CEO             During 2004, we issued         841,270 restricted shares
                                                               restricted shares of common    valued at $0 for were issued
                                                               stock for cashless exercise    in exchange for 1 million
                                                               of stock option                stock option shares. The
                                                                                              144,928 stock option shares,
                                                                                              valued at $100,000, were
                                                                                              returned to the Plan.

Li ZhengZheng              President of Huaqing, a             During 2004, this group of     1,139,863 shares valued at
                           subsidiary of Hartcourt             Chinese citizens returned      $455,945
Zhang Hui                  Director of Huaqing                 shares of common
Liu Jianqiang              Employee of Huaqing                 stock that had
Guan Xuefang               Relative of an employee of Huaqing  been issued to
Xu Hui Zheng               Relative of an employee of Huaqing  them in exchange
Qiu Jiaqi                  President of former subsidiary of   for cancellation
                           Huaqing                             of their
                                                               outstanding debt
                                                               to Hartcourt.

ITEM 13.   EXHIBITS

The following list describes the exhibits filed as part of this Annual Report on Form 10-KSB:

--------------------------------------------------------------------------------------------------------------------------------
     EXHIBIT NO.                                            DESCRIPTION                                        PREVIOUSLY FILED
--------------------------------------------------------------------------------------------------------------------------------
        2.05         Agreement for Sale and Purchase of Certain Interest in the Registered Capital of HuaQing        (13)
                     Corporation Development Co Ltd ("HuaQing") dated February 14, 2003 between Hartcourt
                     Capital, Inc. and HuaQing shareholders
--------------------------------------------------------------------------------------------------------------------------------
        2.06         Agreement for Sale and Purchase of Certain Interest in the Registered Capital of                (13)
                     Guandgdong NewHauSun Computer Co. Ltd. ("NewHauSun") dated April 24, 2003 between
                     Hartcourt Capital, Inc. and NewHauSun shareholders.
--------------------------------------------------------------------------------------------------------------------------------
        2.07         Agreement for Sale and Purchase of Certain Interest in the Registered Capital of                (13)
                     Shanghai GuoWei Science and Technology Ltd ("GuoWei") dated April 30, 2003 between
                     Hartcourt Capital, Inc. and GuoWei shareholders.
--------------------------------------------------------------------------------------------------------------------------------
        2.08         Agreement for the Sale and Purchase of Equity Capital in Shanghai Sinobull Information          (13)
                     Corporation Limited dated May 20, 2003 between Hopeful Internet Technologies Limited and
                     Genius Technology Inc.
--------------------------------------------------------------------------------------------------------------------------------
        2.09         Agreement for Sale and Purchase of Certain Interest in the Registered Capital of                (13)
                     Zhongnan Group ("Zhongnan") dated June 25, 2003 between Hartcourt Capital, Inc. and
                     Zhongnan shareholders.
--------------------------------------------------------------------------------------------------------------------------------
        2.10         Agreement for Sale and Purchase of Certain Interest in the Registered Capital of                (14)
                     Shanghai HuaQing Corporation Development Co Ltd ("Shanghai HuaQing") dated June 30, 2003 between Hartcourt Capital, Inc. and Shanghai HuaQing shareholders.
--------------------------------------------------------------------------------------------------------------------------------
        2.11         Agreement for Sale and Purchase of Shanghai PengYang Computer Co., Ltd. dated November          (14)
                     21, 2003 between Hartcourt Capital, Inc and PengYang shareholders.
--------------------------------------------------------------------------------------------------------------------------------
        2.12         Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Beijing        (14)
                     Challenger Wanzhong Info Tech Co., LTD ("Challenger") dated December 9, 2003 between
                     Hartcourt Capital, Inc. and Challenger shareholders.
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
     EXHIBIT NO.                                            DESCRIPTION                                        PREVIOUSLY FILED
--------------------------------------------------------------------------------------------------------------------------------
        2.13         Agreement for Sale and Purchase of the Entire Issued Share Capital of Bestefort                 (18)
                     Investments Limited, dated November 1, 2004
--------------------------------------------------------------------------------------------------------------------------------
        2.14         Agreement for Sale and Purchase of Certain Interest in the Registered Capital of
                     Guangdong NewHuaSun Computer Co., Ltd. ("NewHuaSun") dated August 30, 2004 between
                     Hartcourt Capital, Inc and ShenZhen Raiser Industrial and Development Co., Ltd.
--------------------------------------------------------------------------------------------------------------------------------
        2.15         Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Hopeful
                     Internet Technologies Ltd. ("Hopeful") dated June 29, 2004 between Hartcourt China Inc,
                     Mr. Lee Lu Ping and First Information Technology Ltd.
--------------------------------------------------------------------------------------------------------------------------------
        3.01         Articles of Incorporation of Hartcourt, as amended.                                             (1)
--------------------------------------------------------------------------------------------------------------------------------
        3.02         Bylaws of Hartcourt.                                                                            (1)
--------------------------------------------------------------------------------------------------------------------------------
        3.03         Amendment to the Bylaws of Hartcourt.                                                           (1)
--------------------------------------------------------------------------------------------------------------------------------
        3.04         Amendment to the Articles of Incorporation of Hartcourt.                                        (6)
--------------------------------------------------------------------------------------------------------------------------------
        10.01        Lease between Hartcourt and Larry M. Mitobe for Hartcourt's headquarters facility, dated        (1)
                     April 9, 1996.
--------------------------------------------------------------------------------------------------------------------------------
        10.02        Equipment Lease between Hartcourt USA and Anja Engineering Corporation, dated April 4,          (1)
                     1994.
--------------------------------------------------------------------------------------------------------------------------------
        10.03        Stock Exchange Agreement between Hartcourt USA and Eastern Rochester, dated August 8,           (1)
                     1994.
--------------------------------------------------------------------------------------------------------------------------------
        10.04        1995 Stock Option Plan.                                                                         (1)
--------------------------------------------------------------------------------------------------------------------------------
        10.05        Purchase Contract between The Hartcourt Companies, Inc. and Exceptional Specialty               (1)
                     Products, Inc., dated March 21, 1996.
--------------------------------------------------------------------------------------------------------------------------------
        10.06        Purchase and Sale Agreement, dated August 8, 1996, between The Hartcourt Companies, Inc.        (1)
                     and NuOasis International, Inc., and Addendum to Purchase and Sale Contract.
--------------------------------------------------------------------------------------------------------------------------------
        10.07        Convertible Secured Promissory Note, dated August 8, 1996, in connection with Purchase          (1)
                     and Sale Agreement, dated August 8, 1996 between The Hartcourt Companies, Inc. and
                     NuOasis International, Inc.
--------------------------------------------------------------------------------------------------------------------------------
        10.08        Convertible Secured Promissory Note, dated August 8, 1996, in connection with Purchase          (1)
                     and Sale Agreement, dated August 8, 1996 between The Hartcourt Companies, Inc. and
                     NuOasis International, Inc., as amended.
--------------------------------------------------------------------------------------------------------------------------------
        10.09        Sales Agreement, dated September 17, 1996, between The Hartcourt Companies, Inc. and            (1)
                     Promed International, Ltd.
--------------------------------------------------------------------------------------------------------------------------------
        10.10        Sales Agreement, dated September 17, 1996, between The Hartcourt Companies, Inc. and            (1)
                     Mandarin Overseas Investment Co., Ltd.
--------------------------------------------------------------------------------------------------------------------------------
        10.11        Purchase and Sale Agreement, dated September 27, 1996, between The Hartcourt Companies,         (1)
                     Inc. and CKES Acquisitions, Inc.
--------------------------------------------------------------------------------------------------------------------------------
        10.12        Secured Promissory Note, dated September 27, 1996, in connection with Purchase and Sale         (1)
                     Agreement between The Hartcourt Companies, Inc. and CKES Acquisitions, Inc.
--------------------------------------------------------------------------------------------------------------------------------
        10.13        Consulting Agreement, dated December 30, 1996, between The Hartcourt Companies, Inc. and        (3)
                     American Equities LLC, a California limited liability company.
--------------------------------------------------------------------------------------------------------------------------------
        10.14        Investment Banking Agreement, dated March 1998, between The Hartcourt Companies, Inc.           (2)
                     and DanAllen Investment Group.
--------------------------------------------------------------------------------------------------------------------------------
        10.16        Marketable Securities Agreement, dated July 31, 1997, between The Hartcourt Companies,          (2)
                     Inc. and Capital Commerce, Ltd.
--------------------------------------------------------------------------------------------------------------------------------


                                                               -30-

--------------------------------------------------------------------------------------------------------------------------------
     EXHIBIT NO.                                            DESCRIPTION                                        PREVIOUSLY FILED
--------------------------------------------------------------------------------------------------------------------------------
        10.17        Lease Termination Agreement, dated March 24, 1998, between Hartcourt Investment (USA)           (2)
                     Corporation and Scripto-Tokai Corporation.
--------------------------------------------------------------------------------------------------------------------------------
        10.18        Share Purchase Agreement with Enova Holdings, Inc., dated February 1, 1999, Exchange            (7)
                     Agreement , dated March 23, 1999, and Distribution
                     Agreement, dated March 24, 1999, File # 99579493.
--------------------------------------------------------------------------------------------------------------------------------
        10.19        1999 Agreement with Beijing UAC Stock Trading Online Co. Ltd.                                   (8)
--------------------------------------------------------------------------------------------------------------------------------
        10.19        A Financial Statements of Beijing UAC Stock Exchange Online Co. Ltd. for the period from        (8)
                     October 18, 1999 (date of inception) to December 31, 1999.
--------------------------------------------------------------------------------------------------------------------------------
        10.20        Agreement with GoCall.com                                                                       (8)
--------------------------------------------------------------------------------------------------------------------------------
        10.21        FTL Stock Purchase Agreement                                                                    (8)
--------------------------------------------------------------------------------------------------------------------------------
        10.22        Advisory Agreement and 1999 Stock Plan with NuVen Advisors, Inc. and Hartcourt dated            (9)
                     March 18, 1999, File No. 333-74933.
--------------------------------------------------------------------------------------------------------------------------------
        10.23        Consulting Agreement with Fred G. Luke, dba NuVen Advisors, File No. 99768860.                  (10)
--------------------------------------------------------------------------------------------------------------------------------
        10.24        Consulting Agreement with Archer & Weed, File No. 99768860.                                     (10)
--------------------------------------------------------------------------------------------------------------------------------
        10.25        On December 8, 1999, Hartcourt filed a report on Form 8-K to disclose the resignations          (11)
                     of Fred Luke and Jon L. Lawver Directors and Officers, File No. 99770546.
--------------------------------------------------------------------------------------------------------------------------------
        10.26        February 4, 2000, Hartcourt completed a private placement of 227,445 Units and a                (12)
                     class II Warrants to PYR Management LLC for $3,000,000 pursuant to a regulation D
                     Subscription Agreement, File No. 524390.
--------------------------------------------------------------------------------------------------------------------------------
        10.27        Interim CFO Employment Agreement, dated January 5, 2005                                         (17)
--------------------------------------------------------------------------------------------------------------------------------
        10.28        CEO Employment Agreement, dated March 9, 2005
--------------------------------------------------------------------------------------------------------------------------------
        14.01        Code of Ethics                                                                                  (13)
--------------------------------------------------------------------------------------------------------------------------------
        16.01        Letter from Loral International CPA & Advisor, LLC, to the Company resigning as                 (15)
                     independent auditor, dated December 29, 2004.
--------------------------------------------------------------------------------------------------------------------------------
        16.02        Letter from Loral International CPA & Advisor, LLC, to the Company indicating                   (16)
                     disagreement with the Company's Form 8-K filing regarding Loral's resignation, dated
                     January 3, 2005.
--------------------------------------------------------------------------------------------------------------------------------
        21.01        Subsidiaries of the registrant
--------------------------------------------------------------------------------------------------------------------------------
        27.01        Financial Data Schedule. Pursuant to Rule 12b-32 under Securities and Exchange Act of
                     1934, as amended.
--------------------------------------------------------------------------------------------------------------------------------
        31.01        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------------------------------------------------------
        31.02        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------------------------------------------------------
        32.01        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------------------------------------------------------

------------

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


                                                              -31-

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

(13) Previously filed as an exhibit to Hartcourt's Form 10-KSB/A, dated April 15, 2004, incorporated herein by reference.

(14) Previously filed as an exhibit to Hartcourt's Form 10-KSB/A, dated April 19, 2004, incorporated herein by reference.

(15) Previously filed as an exhibit to Hartcourt's Form 8-K, dated January 6, 2005, incorporated herein by reference.

(16) Previously filed as an exhibit to Hartcourt's Form 8-K, dated January 20, 2005, incorporated herein by reference.

(17) Previously filed as an exhibit to Hartcourt's Form 8-K, dated January 12, 2005, incorporated herein by reference.

(18) Previously filed as an exhibit to Hartcourt's Form 8-K, dated February 28, 2005, incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      For year ended December 31, 2004, Kabani & Company, Inc, our independent auditor, billed the Company audit fees totaling $155,000. No audit-related fees, tax fees or other fees were incurred by the Company.

      For the quarter ended March 31, 2004, Loral International CPA & Advisor LLC (Loral), our independent auditor, billed the Company a first quarterly review fee of $20,000. For the quarters ended June 30, 2004 and September 30, 2004, Loral billed the Company quarterly review fees of $10,000 for each quarter and $3,500 for audit related fees.

      For the year ended December 31, 2003, Loral billed the Company audit fees of $150,000. No other audit-related fees, tax fees or other fees were incurred by the Company in 2003.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/ Carrie Hartwick                                   Date: April 15, 2005
   ---------------------------------------------
     Carrie Hartwick, Chief Executive Officer
     and Interim Chief Financial Officer


      In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date stated.

By:  /s/ Billy Y. N. Wang                                  Date: April 15, 2005
   ---------------------------------------------
      Billy Y. N. Wang, Director

By:  /s/ Geoffrey Wei                                      Date: April 15, 2005
   ---------------------------------------------
     Geoffrey Wei, Director

By:  /s/ Wilson W. S. Li                                   Date: April 15, 2005
   ---------------------------------------------
     Wilson W. S. Li, Director

By:  /s/ Victor Zhou                                       Date: April 15, 2005
   ---------------------------------------------
     Victor Zhou, Director

                       Report on the Financial Statements

                                       Of

                          The Hartcourt Companies, Inc.
                                And Subsidiaries

                          The Hartcourt Companies, Inc.
                                And Subsidiaries



                    Audited Consolidated Financial Statements

                 For the Years Ended December 31, 2004 and 2003


Contents                                                         Pages
--------                                                         -----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM            F-1

Balance Sheet                                                F-2 - F-4

Statements of Operations                                     F-4 - F-5

Statement of Changes in Stockholders' Equity                 F-6 - F-7

Statements of Cash Flows                                     F-8 - F-9

Notes to Financial Statements                              F-10 - F-37

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
The Hartcourt Companies, Inc.

We have audited the accompanying consolidated balance sheet of The Hartcourt Companies, Inc., a Utah Corporation (the "Company") as of December 31, 2004 and the related consolidated statements of operations, consolidated stockholders' equity and comprehensive income and consolidated statements of cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $67,264,171 including net loss of $15,452,296 for the year ended December 31, 2004. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California
April 2, 2005

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                                             December 31, 2004
ASSET                                                     --------------------
CURRENT ASSETS
Cash and cash equivalents                                 $          1,744,852
Accounts receivable, net                                             5,141,892
Inventories, net                                                     1,229,971
Notes receivable, net                                                1,376,916
Trade deposits                                                       3,791,927
Prepaid expenses and other assets                                    1,470,508
Assets pending for sales                                             2,204,260
Due from related parties                                               436,155
                                                          --------------------
TOTAL CURRENT ASSETS                                                17,396,481
                                                          --------------------

PROPERTY & EQUIPMENT - NET                                             363,849
                                                          --------------------

INVESTMENTS                                                             60,412
                                                          --------------------

INTANGIBLE ASSET
Goodwill, net                                                        2,160,101
                                                          --------------------
TOTAL OTHER ASSETS                                                   2,160,101
                                                          --------------------
TOTAL ASSETS                                              $         19,980,843
                                                          ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                       632,528
Deferred revenue                                                     8,522,065
Due to shareholders                                                    260,807
Accrued expenses and other current liabilities                       2,397,256
Staffs loan                                                          1,052,427
                                                          --------------------
TOTAL CURRENT LIABILITIES                                 $         12,865,083
                                                          --------------------


TOTAL LIABILITIES                                         $         12,865,083
                                                          --------------------

MINORITY INTERESTS                                                   1,171,779

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                  (-Continued-)

                                                             December 31, 2004
                                                          --------------------
SHAREHOLDERS' EQUITY
PREFERRED STOCK:
Original preferred stock, $0.01 par value, 1,000
shares authorized, issued and cancelled at
December 31, 2004                                                            -
Class A, 10,000,000 shares authorized, none issued
and outstanding at December 31, 2004                                         -
Series A, $1,000 stated value, 4,000 shares
authorized, none issued and outstanding at
December 31, 2004                                                            -
Series B, $1,000 stated value, 2,000 shares
authorized, none issued and outstanding at
December 31, 2004                                                            -
Series C, $1,000 stated value, 1,500 shares
authorized, none issued and outstanding at
December 31, 2004                                                            -
Series D, $1,000 stated value, 10,000 shares
authorized, none issued and outstanding at
December 31, 2004                                                            -
Series AB, $100 stated value, 25,000 shares
authorized, none issued and outstanding at
December 31, 2004                                                            -

TOTAL PREFERRED STOCK                                                        -

COMMON STOCK, $0.001 PAR VALUE, 250,000,000
AUTHORISED, 171,658,757 COMMON SHARES ISSUED
AND OUTSTANDING                                                        171,659
ADDITIONAL PAID IN CAPITAL                                          72,151,129
TREASURY STOCK, AT COST, 48,728 SHARES                                 (48,728)
OTHER COMPREHENSIVE INCOME                                             934,092
ACCUMULATED DEFICIT
                                                                   (67,264,171)

TOTAL SHAREHOLDERS' EQUITY                                           5,943,981
                                                          --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $         19,980,843
                                                          ====================


The accompanying notes form an integral part of the consolidated financial statements.

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003

                                                      2004             2003
                                                 -------------    -------------

NET SALES                                        $  74,563,459    $  48,529,401

COST OF SALES                                       72,847,501       45,980,047
                                                 -------------    -------------

GROSS PROFIT                                         1,715,958        2,549,354
                                                 -------------    -------------

OPERATING EXPENSES
 Selling, general and administrative                 2,698,159        1,404,660
 Depreciation and amortization                          57,996           66,526
 Impairments                                         4,307,692          509,294
                                                 -------------    -------------
TOTAL OPERATING EXPENSES                             7,063,847        1,980,480
                                                 -------------    -------------

INCOME/(LOSS) FROM CONTINUING OPERATIONS
BEFORE OTHER INCOME (EXPENSES)                      (5,347,889)         568,874
                                                 -------------    -------------

OTHER INCOME (EXPENSES)
 Interest expense                                     (552,547)         (84,480)
 Interest income                                       238,282          188,945
 Litigation accrual                                   (100,000)      (1,300,000)
 Investment income                                           -                -
 Gain on disposal of property and equipment             97,888                0
 Other income                                          215,154           83,771
                                                 -------------    -------------
TOTAL OTHER INCOME (EXPENSES)                         (101,223)      (1,111,764)
                                                 -------------    -------------

INCOME/(LOSS) FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST                         $  (5,449,112)   $    (542,890)

Less: Minority Interest                                 50,288          582,731
                                                 -------------    -------------

LOSS BEFORE DISCONTINUED OPERATIONS                 (5,499,400)      (1,125,621)

The accompanying notes form an integral part of the consolidated financial statements

                      THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                      FFOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003
                                       - CONTINUED -

                                                                2004             2003
                                                           -------------    -------------
DISCONTINUED OPERATIONS:
 Gain (losses) from discontinued operations                      368,715          364,677
PProvision for loss on assets pending for sale                (7,137,339)               -
 Gain (losses) on disposal of discontinued operations         (2,968,693)         173,911
                                                           -------------    -------------

LOSS BEFORE TAX                                              (15,236,717)        (587,033)
 Taxation                                                       (215,579)        (161,947)
                                                           -------------    -------------
NNET LOSS                                                    (15,452,296)        (748,980)

OTHER COMPREHENSIVE LOSS
 Foreign currency translation loss                                     -           (9,500)
                                                           -------------    -------------

COMPREHENSIVE LOSS                                         $ (15,452,296)   $    (758,480)
                                                           =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE
 Loss from continuing operations                           $       (0.03)   $      (0.005)
 Loss from discontinued operations                                 (0.06)           0.000
                                                           -------------    -------------
 Loss per share                                            $       (0.09)   $      (0.005)
                                                           =============    =============
 - basic and diluted (weighted average)                      175,645,723      135,564,580
                                                           =============    =============

The accompanying notes form an integral part of the consolidated financial statements.


                                           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                                                      Common
                                           Common Stock                   Preferred Stock           Additional         Stock
                                    ----------------------------    ----------------------------      Paid-In      Subscriptions
           Description                  Shares         Amount          Shares          Amount         Capital        Receivable
--------------------------------    ------------    ------------    ------------    ------------    ------------    ------------
Balance - December 31, 2002           88,518,023    $     88,518           1,000    $         10    $ 55,669,100    $          -

Shares issued for consulting
  services                             2,174,667           2,175               -               -         160,246
Shares issued for compensation         1,857,900           1,858               -               -         260,288
Shares issued for executions of
  cashless option                      1,000,000           1,000               -               -          99,000
Shares issued in connection of
  acquisition                         50,349,243          50,349               -               -      15,671,553               -
Share issued for execution of
  cashless warrants                      714,794             715               -               -            (715)              -
Subscriptions receivable              31,298,535          31,299               -               -       2,620,195      (1,842,326)
Sale of treasury stocks                        -               -               -               -        (451,187)       (805,802)
Unralised loss on disposal of FTL              -               -               -               -               -               -
Net loss                                                                       -               -
                                    ------------    ------------    ------------    ------------    ------------    ------------

Balance -December 31, 2003           171,157,104    $    171,157           1,000    $         10    $ 70,858,036    $ (1,842,326)
                                    ============    ============    ============    ============    ============    ============

                                          Treasury Stock               Other                          Total
                                    ---------------------------    Comprehensive    Accumulated    Shareholders'
           Description                 Shares         Amount           Loss           Deficit         Equity
--------------------------------    ------------   ------------    ------------    ------------    ------------
Balance - December 31, 2002            5,610,588   $ (3,723,928)   $    (71,094)   $(51,053,395)   $    909,211

Shares issued for consulting
  services                                                    -                                         162,421
Shares issued for compensation                                -                                         262,145
Shares issued for executions of
  cashless option                                                                                       100,000
Shares issued in connection of
  acquisition                                  -              -               -               -      15,721,902
Share issued for execution of
  cashless warrants                            -              -               -               -               -
Subscriptions receivable                       -              -               -               -         809,168
Sale of treasury stocks                  500,000                                                         48,813
Unralised loss on disposal of FTL              -              -       1,004,581               -       1,004,581
Net loss                                                                               (758,480)       (758,480)
                                    ------------   ------------    ------------    ------------    ------------

Balance -December 31, 2003                48,728   $    (48,728)   $    933,487    $(51,811,875)   $ 18,259,761
                                    ============   ============    ============    ============    ============


                                           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                                            (CONTINUED)

                                                                                                                      Common
                                           Common Stock                   Preferred Stock           Additional         Stock
                                    ----------------------------    ----------------------------      Paid-In      Subscriptions
           Description                  Shares         Amount          Shares          Amount         Capital        Receivable
--------------------------------    ------------    ------------    ------------    ------------    ------------    ------------
Balance - December 31, 2003          171,157,104    $    171,157           1,000    $         10    $ 70,858,036    $ (1,842,326)

Shares issued for consulting
  services                               249,640             250               -               -          91,465
Shares issued for compensation           286,156             286               -               -         150,964
Shares issued for executions of
  cashless option                        696,342             696               -               -        (100,696)
Shares issued for acquisition of
  Challenger Group                     6,824,748           6,825               -               -       3,787,735               -
Share cancelled for rescind
  acquisition of Zhongnan Group       (8,415,370)         (8,415)              -               -      (2,179,581)              -
Subscriptions receivable              (1,139,863)         (1,140)              -               -        (454,804)      1,842,326
Exchange fluctuation reserve                   -               -               -               -               -               -
Share issued for conversion of
  preferred stocks                     2,000,000           2,000           (1000)            (10)         (1,990)              -
Net loss                                                                       -               -
                                    ------------    ------------    ------------    ------------    ------------    ------------

Balance -December 31, 2004           171,658,757    $    171,659               -    $          -    $ 72,151,129    $          -
                                    ============    ============    ============    ============    ============    ============


                                          Treasury Stock               Other                          Total
                                    ---------------------------    Comprehensive    Accumulated    Shareholders'
           Description                 Shares         Amount           Loss           Deficit         Equity
--------------------------------    ------------   ------------    ------------    ------------    ------------
Balance - December 31, 2003               48,728   $    (48,728)   $    933,487    $(51,811,875)   $ 18,259,761

Shares issued for consulting
  services                                                    -                                          91,715
Shares issued for compensation                                -                                         151,250
Shares issued for executions of
  cashless option                                                                                      (100,000)
Shares issued for acquisition of
  Challenger Group                             -              -               -               -       3,794,560
Share cancelled for rescind
  acquisition of Zhongnan Group                -              -               -               -      (2,187,996)
Subscriptions receivable                       -              -               -               -       1,386,382
Exchange fluctuation reserve                   -              -             605               -             605
Share issued for conversion of
  preferred stocks                             -              -               -               -               -
Net loss                                                                            (15,542,296)    (15,542,296)
                                    ------------   ------------    ------------    ------------    ------------

Balance -December 31, 2004                48,728   $    (48,728)   $    934,092    $(67,264,171)   $  5,943,981
                                    ============   ============    ============    ============    ============

The accompanying notes form an integral part of the consolidated financial statements.


                       THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 DECEMBER 31, 2004 AND 2003

                                                                   2004            2003
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(15,452,296)   $   (748,980)
Adjustments to reconcile net loss to net cash used in
operating activities:
 Gain on disposal of property and equipment                         (97,888)              0
 Impairment of notes receivables                                  4,083,876         101,186
 Impairment of investment                                           223,816         400,000
 Loss/(gain) on disposal of discontinued operations               2,968,693        (173,911)
 Depreciation                                                        57,996         215,178
 Provision for loss on assets pending for sale                    7,137,339               0
 Litigation accruals                                                100,000       1,300,000
 Unrealized investment gain                                               -        (197,833)
 Minority interest                                                   50,288         864,920
 Stock issued for services and compensations                        242,965         424,566
Changes in operating assets and liabilities:
    Accounts receivable                                          (8,950,308)        545,783
    Trade deposit                                                (9,538,092)     (1,873,328)
    Inventory                                                    (2,630,143)        553,424
    Prepaid expenses and other receivables                         (736,091)        (86,455)
    Accounts payable and accrued expenses                         6,231,754      (5,614,367)
    Deferred revenue                                              9,188,144        (229,567)
                                                               ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                          $ (7,119,947)   $ (4,519,384)


                       THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 DECEMBER 31, 2004 AND 2003
                                       (-CONTINUED-)

                                                                   2004            2003
                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                             $    (18,734)   $          -
Arising from acquisition of a subsidiary                          1,872,337       2,366,560
Dividends paid to minority shareholders                            (326,267)              -
Proceeds from disposal of property, plant and equipment             312,561               -
Cash decreased due to disposal of subsidiaries                   (3,486,008)        (32,337)
Proceeds on notes receivable, net                                   378,440         100,000
Investments                                                        (455,374)         30,000
                                                               ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            $ (1,723,045)   $  2,464,223
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds due to related parties                                $  1,228,325    $  2,691,620
Proceeds from issuance of common stock                            1,386,382         130,000
Proceeds from sale of treasury stock                                      -          48,813
Proceed on note payables                                                  -       1,432,245
Proceeds on debt                                                  5,546,867         168,243
                                                               ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      $  8,161,574    $  4,470,921
                                                               ------------    ------------

FOREIGN CURRENCY TRANSLATION                                            650          (9,500)
                                                               ------------    ------------

NET (DECREASE)/INCREASE IN CASH                                    (741,251)      2,406,260
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                     2,486,103          79,843
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS - END OF YEAR                        $  1,744,852    $  2,486,103
                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for the interest                     $    552,547    $    376,513
                                                               ============    ============


The accompanying notes form an integral part of the consolidated financial statements.


THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 1  GENERAL

The Hartcourt Companies, Inc. ("Hartcourt" or "the Company") is incorporated in the State of Utah in September 1983. It was originally known as Stardust, Inc. ("Stardust"). Stardust acquired all of the outstanding shares of Hartcourt Investments, a Nevada corporation, for 6,110,337 shares of Stardust common stock in a reverse merger which occurred on November 5, 1994. Subsequent to the acquisition, Stardust changed its name to The Hartcourt Companies, Inc.

The Company is a business development and investment holding company specializing in the Chinese Information Technology market.

As of December 31, 2004, the Company owns 100% of three (3) British Virgin Island ("BVI") incorporated companies: (1) Hartcourt China Inc (formerly know as Hartcourt Companies Ltd.), (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of December 31, 2004, the Company owns 51% equity interest in Shanghai Huaqing Corporation Development Ltd. Huaqing is located in Shanghai, China. As the Chinese laws may prohibit foreign companies involved in the distribution industry, Hartcourt, uses its agents under its employees' name, as nominee to hold the shares of the acquired subsidiaries.

As of December 31, 2004, Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc. owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China.

As of December 31, 2004, AI-Asia, Inc., the third holding company, owns 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China ("AI"), located in Shanghai, China.

During the year ended December 31, 2004, the Company acquired 51% equity interest in Beijing Challenge Group. (see Note 3, Acquisition and Investments).

During the year ended December 31, 2004, the Company disposed of two (2) subsidiaries, Wenzhou ZhongNan Group, Guangdong NewHuaSun Computer Co., Ltd., In addition, during 2004 the Company's board of directors authorized the disposition of two (2) more subsidiaries, they are Beijing Challenge Group and Shanghai Guowei Science and Technology Ltd. These two dispositions remain pending. (See Note # 14, Discontinued Operations).

During the year ended December 31, 2004, Hartcourt China, Inc, together with the minority shareholder, also disposed of one (1) subsidiary, Hopeful Internet Technology Limited. (See Note # 14, Discontinued Operations)

During the year ended December 31, 2004, Shanghai Huaqing Corporation Development Co., Ltd. a 51% owned subsidiary of the Company, disposed of one (1) subsidiary, Hangzhou Huaqing Monitoring Technology Co., Ltd. (See Note # 14, Discontinued Operations)

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)    Basis of Consolidation

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

      All material inter-company balances and transactions have been eliminated in consolidation.

b)    Use of Estimates

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

c)    Cash and Cash Equivalents

      The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents. As Hartcourt's business activities are located in China, substantial amounts of cash are deposited in foreign banks located in China, which do not have the protection programs similar to that of the US (FDIC).

d)    Accounts Receivable

      The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e)    Inventory

      Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to there market value, if lower.

f)    Property and Equipment

      Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 5 to 40 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Assets held under capital leases are recorded at the lesser of the present value of the future minimum lease payments or the fair value of the leased property. Expenditures for maintenance and repairs are charged to operations as incurred.

g)    Intangible Assets

      The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

h)    Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2004 there were no significant impairments of its long-lived assets used in operations. Provisions of US$7,137,339 were proposed as of December 31, 2004 for its long-lived assets to be dispose of.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i)    Revenue Recognition

      The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.

j)    Income Taxes

      The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

k)    Stock-Based Compensation

      The Company accounts for stock-based compensation plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123.

l)    Foreign Currencies Translation

      Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is Chinese Renminbi.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m)    Fair Value of Financial Instruments

      Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

      The Company's financial instruments consists of primarily cash, accounts receivable, notes and other receivables, investments, advances, accounts payable and accrued expenses, notes payable and loans payable, and other current liabilities which approximates fair value because of the relatively short maturity of those instruments.

n)    Basic and diluted net loss per share

      Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

o)    Statement of Cash Flows

      In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

p)    Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

q)    Going Concern

      As shown in the accompanying consolidated financial statements, the Company incurred a net loss from its operations of $15,452,296 and $758,480 for the years ended on December 31 of 2004 and 2003. Negative cash flows from the operations of $7,119,947 and $4,519,384 were noted for the years ended December 31, 2004 and 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations via the stock exchanges transactions, 2) disposals of unprofitable operations, 3) the settlement of certain matters of litigation or/and disputes. The Company has planned to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

r)    Recently Issued Accounting Standards

      In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating if the adoption of this standard will have any material impact on its financial statements.

      In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

      In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 3  ACQUISITION AND INVESTMENTS

ACQUISITION

During the year ended December 31, 2004, the Company, via its BVI subsidiary (Hartcourt Capital Inc), acquired Beijing Challenge Group, located and operated in China. Challenger is engaged in the distribution of IBM products in Northern China and the greater Shanghai region. On December 9, 2003, Hartcourt Capital Inc signed a definitive agreement with the shareholders of Challenger to purchase 51 percent of Challenger for RMB 31.3 million (US$3.8 million) payable in form of shares of Hartcourt common stock, plus a cash investment of RMB 5 million (US$610,000).

A summary of Challenge assets acquired, liabilities assumed and consideration for is as follows:

                                                                    Amount
     Current assets                                           $ 10,047,149
     Good will                                                   2,923,175
     Property & equipment                                          237,757
     Current liabilities                                        (7,237,092)
     Minority Interest                                          (1,566,110)
                                                              ------------

                                                              $  4,404,879

     Consideration paid
     Cash                                                     $    610,289
     Common Stock                                                3,794,560
                                                              ------------

                                                              $  4,404,879


      OTHER INVESTMENTS

The following is a summary of investments under the cost method as of December 31:

                                                                      2004

     Investment in Education Program                          $    100,000
     Investment in eMPACT                                          300,000
     Investment in GTI (see 3a)                                          -
     Investment in First information (see 3a)                      223,816
     Investment in Guowei Digital
     Investment in HZ Huaqing (see note 13)
     Investmnet in Shanghai Jin'an Fuhuaqi                          60,412
                                                              ------------

     Total investment                                              684,228

     Provision on other investment                                (623,816)
                                                              ------------

     Investments, net                                               60,412
                                                              ============

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 3  ACQUISITION AND INVESTMENTS (CONTINUED)

A) INVESTMENT IN FIRST INFORMATION TECHNOLOGY INC. ("FIRST INFORMATION")
   ---------------------------------------------------------------------

Hartcourt China, Inc, via its 58.53% owned subsidiary. Hopeful Internet Technology Limited, owned 17% equity interest in Genius Technology International Limited ("GTI"). During year 2004, Hartcourt China, Inc disposed of Hopeful Internet Technology Limited in exchange for the 10.5% (1,050 shares at value of $0.001 each, amounted to US$223,816) interest in First information Technology Inc., a BVI company resulting in a loss of $16,185.

NOTE 4  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.


NOTE 5  ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2004 consisted of the following:

     Accounts receivable                                       $  5,240,865
     Less: allowance for doubtful accounts                          (98,973)
                                                               ------------
                                                               $  5,141,892


NOTE 6  INVENTORIES

Inventories as of December 31, 2004 consisted of the following:

     Monitors                                                  $  1,234,068
     Others                                                           4,537
     Less: provisions                                                (8,634)
                                                               ------------
                                                               $  1,229,971


NOTE 7  TRADE DEPOSIT

This amount represents the advances paid by Huaqing a 51% owned subsidiary to Samsung of $3,785,024 and $6,903 to other miscellaneous suppliers.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 8  RECEIVABLES FROM RELATED PARTIES

      Receivables from related parties as of December 31, 2004 are summarized as follows:

          Due from a minority shareholder (Note 1)                $  375, 717
          Due from a related company (Note 2)                          60,438
                                                                  -----------
          Total receivables                                       $   436,155
                                                                  ===========

          Note 1 The amount was due to Huaqing's minority shareholder (51% owned subsidiary of the Company) pursuant to business transactions in the ordinary course.

          Note 2 The amount was due to Guowei, a subsidiary pending for sale as of December 31, 2004 pursuant to business transactions in the ordinary course.

      All the above balances are unsecured, interest free and repayable on demand.

NOTE 9  ASSETS PENDING FOR SALES

      Assets pending for sale as of December 31, 2004 are summarized as follows:

          Guowei assets pending for sales (note 13(6))            $ 4,907,053
          Challenge assets pending for sales (note 13(5))           4,434,546
                                                                  -----------
                                                                  $ 9,341,599
          Less: Provision for loss on assets pending for sale      (7,137,339)
                                                                  -----------
                                                                  $ 2,204,260
                                                                  ===========

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 10  NOTES RECEIVABLE

Notes receivable as of December 31, 2004 consist of the following:

Note receivable from Edda Ltd., interest at 6% per annum,
quarterly payments of 50,000 plus interest with a balloon
payment of $2,715,772 due December 1, 2006, secured by the
tangible and intangible assets of Edda, Ltd. (note 10a)            $1,993,742

Loan receivable from Beijing Total Solutions System, Ltd.,
non-interest bearing, due on demand, convertible by the
company into 5% of the outstanding common stock, unsecured            $63,900

Note receivable from Shenzhen Raiser, interest at 2.5% per
annum, 21 instalment payments due December 31, 2009. secured
by a non-related party (Note 10b)                                  $3,403,150
                                                                -------------

Total                                                              $5,460,792

Less: Provision for doubtful receivables                            4,083,876
                                                                -------------

Notes receivables, net                                              1,376,916
                                                                =============

Summary of notes receivable:

Current portion                                                    $1,376,916
 Non-current portion                                                        -
                                                                -------------

 Total                                                             $1,376,916
                                                                =============

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 10  NOTES RECEIVABLE (CONTINUED)

(a) Notes receivable from EDDA

On July 16, 2001, Hartcourt and UAC Trading, by mutual consent, agreed to rescind the contractual joint venture agreement between the two companies. As part of this rescission agreement, we agreed to accept a promissory note for the amount of our net investment in the joint venture entity, UAC Exchange, as of the date of rescission totaling $2,858,286 in principal amount and bearing interest at six per cent per annum payable over a thirty-nine month period. The parties mutually agreed to forego all other rights and benefits under the joint venture agreement in consideration for the rescission of the contract. On September 10, 2001, Edda Limited, a non-affiliated company incorporated in Hong Kong, expressed an interest in acquiring allof the existing tangible and intangible assets of UAC Exchange for the amount of our net investment in UAC Exchange, and signed a promissory note in the amount of $2,858,286 bearing interest at six per cent per anum, payable in quarterly installments of $50,000 commencing November 1, 2001 with a balloon payment of $2,715,772 due on December 1, 2006. The promissory note is secured by a security interest in all of the tangible and intangible property of Edda Limited.

As of December 31, 2004, the outstanding principal due from Edda Limited is US$1,993,742. Edda Limited has not paid either interest nor principal since quarter 3, 2004. A 100% allowance for doubtful debt was provided on the outstanding balance of the note.

(b) Notes receivable from Shen Zhen Raiser

On August 30, 2004, Hartcourt sold 45% equity interest in Guangzhou NewHuaSun to ShenZhen Raiser Industrial and Development Co., Ltd. for US$3,403,150. The purchase price was to be paid in 21 quarterly interest bearing installments.

On March 3, 2005, the Company entered into agreements with Guangdong New HuaSun and Shenzhen Raiser, pursuant to which the Company redeemed 13,769,156 shares of its common stock held by New HuaSun, valued at $1,376,916 by reference to the current market share price. New HuaSun redeemed a 45% equity interest, and the Company released Shenzhen Raizer of its obligation on a $3,403,150 promissory note payable.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 11  RELATED PARTY TRANSACTIONS

There are numerous related parties transactions incurred in the years ended December 2004.

a) During the year, Huaqing, a 51% owned subsidiary of the Company, sold $2,310,490 monitors to its minority shareholder (Shanghai Huaqing Economic Development Co., Ltd) under normal commercial terms.
b) During the year, Huaqing, a 51% owned subsidiary of the Company, sold $3,275,076 monitors to Guowei, a subsidiary pending for sale as of December 31, 2004, pursuant to business transactions in the ordinary course.
c) During 2004, Hartcourt issued 696,342 restricted shares of common stock to Mr. David Chen, Harcourt's former CEO, pursuant to the exercise of his 2 million stock options in cashless transactions that Hartcourt granted to him as a part of his 2002 compensation.
d) During 2004, Hartcourt issued 286,156 shares of our common stock valued at $151,250 to certain of its officers and all directors in lieu of cash compensation.
e) On December 25, 2003, Hartcourt and a group of Chinese citizens entered into a stock purchase agreement pursuant to which we agreed to sell to the group 4,605,816 shares of our common stock pursuant to an offshore transaction under Regulation S, at $0.40 per share, of which US$1,386,382 was paid and of which US$455,945 was to be paid on June 30, 2004. The Chinese investors did not pay the last installment of $455,945 and, as a result, have agreed to return 1,139,863 shares of our common stock for cancellation by the Company to satisfy their outstanding obligation. All of the Chinese citizens are the minority shareholders or relatives of our subsidiaries, who are Guan Xue Fang, Li ZhengZheng, Xu HuiZhen, Zhang Hui, Liu Jianqiang and Qiu Jiaqi.


NOTE 12  PROPERTIES AND EOUIPMENT

      The balances of Company property and equipment as of December 31, 2004 are summarized as follows:

      Building                                            236,612
      Office equipment and computers                       38,491
      Furniture and fixtures                                2,254
      Leasehold improvements                                2,553
      Vehicle                                             202,779
                                                         --------

                                                          482,689

      Less: accumulated depreciation                     (118,840)
                                                         --------

      Property and equipment, net                        $363,849
                                                         ========

      Depreciation expenses for the years ended December 31, 2004 and 2003 are $57,996 and $91,068 respectively.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 13  INTANGIBLES

      Goodwill resulting from the acquisition amounted to as per follows, as of December 31, 2004:


      Goodwill Arising from acquisition of Huaqing             2,160,101


NOTE 14  DISCONTINUED OPERATIONS

(1) Wenzhou Zhongnan Group

On July 16, 2004, Hartcourt and the minority owners of Wenzhou Zhongnan Group reached agreements to rescind the original acquisition contract entered into on June 28, 2003 to purchase 51% equity ownership of the group for total consideration of $5,011,352. The acquisition was paid for entirely by the issuance of 8,415,370 shares of the Company's common stock. Zhongnan's financial results were consolidated the Company begining October 2003. All of the shares that Hartcourt issued pursuant to this acquisition have been returned to the Company and cancelled. Hartcourt recorded a loss on disposal of Wenzhou Zhongnan of US$2,854,835, due to share price decline from the issuance date to the cancellation date.

(2) Guangzhou NewHuaSun Computer Co., Ltd.

On August 30, 2004, Hartcourt sold our 45% equity interest in Guangzhou NewHuaSun to ShenZhen Raiser Industrial and Development Co., Ltd. for US$3,403,150. The purchase price will be paid to the Company in 21 quarterly interest bearing installments. Hartcourt acquired the equity interest in NewHuasun on April 24, 2003 for a total consideration of $3,304,597, paid for entirely by the issuance of 13,769,156 shares of common stock. In addition, Hartcourt obtained 10% equity voting rights through a voting proxy granted by one of NewHuaSun's shareholder. Hartcourt recorded a loss on disposal of Guangzhou NewHuaSun of US$118,343.

On March 3, 2005 Hartcourt entered into agreements with Guangdong New HuaSun and Shenzhen Raiser, pursuant to which Hartcourt redeemed 13,769,156 shares of its common stock held by New HuaSun, New HuaSun redeemed a 45% equity interest, and Hartcourt released Shenzhen Raizer of its obligation on a $3,403,150 promissory note payable to Hartcourt. The fair value of the 13,769,156 shares of common stock was $1,376,916 and the difference of US$2.1 million is recorded as the impairment on the pending sale in 2004.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 14  DISCONTINUED OPERATIONS

(3) Hangzhou Huaqing Monitoring Technology Co., Ltd.

On September 16, 2004, Huaqing signed a definitive agreement to sell all of its equity interest in Hangzhou Huaqing to a PRC citizen for $760,870. Hartcourt recorded a profit on disposal of Hangzhou of US$20,670.

(4) Hopeful Internet Technologies Limited.

On June 30, 2004, Hartcourt, together with the minority shareholder of Hopeful Internet Technologies Limited (Hopeful), signed an agreement with First Information Technology for the sale of all of the equity interest in Hopeful for $464,472, which was paid by the issuance of 2,179 shares of common stock of First Information Technology at value of 0.01. As a result, Hartcourt own 10.5% equity interest in First Information. Hartcourt recorded a loss on sale of Hopeful of US$16,185.

(5) Beijing Challenge Group

In December 2004, the Board of Directors of Hartcourt authorized the sale of entire 51% equity interest in Beijing Challenger Group ("Challenger") due to adverse market environment and the declining Hartcourt share price. The estimated Challenger disposal would amount to $1,172,764, including the provision on sale of asset. The difference of the Challenge carrying value on Hartcourt books and the disposal consideration is recorded as the impairment on the pending sale of Challenger assets in 2004, amounting to $3.2 million.

(6) Shanghai Guowei Science and Technology Ltd.

In December 2004, the Board of Directors of Hartcourt authorized the sale of entire 50.5% equity interest in Shanghai Guowei Science and Technology Ltd. due to adverse market environment. On April 11, 2005, Hartcourt and the minority shareholders of Guowei reached an agreement to sell the 50.5% of Hartcourt equity back to its original owners for a total consideration of $1,031,496 in a combination of cash and stock transaction where Guowei paid a cash of $794,914 and returned 2,951,800 shares of Hartcourt common stocks.

The difference of the Guowei carrying value on Hartcourt books and the disposal consideration amoutning $3.8 million has been recorded as the impairment of Guowei assets pending for sales at the end of 2004.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 14  DISCONTINUED OPERATIONS

Information relating to the operations of the subsidiaries up to the periods of disposal during the year ended on December 31, 2004 is as follows:

Gain on discontinued operations

                      Wenzhou      NewHuaSun       Challenge         Guowei           Hopeful      Hangzhou         Total
                     Zhongnan                                                                                      Huaqing
                --------------------------------------------------------------------------------------------------------------
Revenue             3,843,879      17,825,567      70,505,715      57,031,475               -     14,437,578     163,644,214
Less: Expenses     (3,836,389)    (17,699,799)    (70,475,988)    (56,893,234)              -    (14,370,089)   (163,275,499)
                --------------------------------------------------------------------------------------------------------------
                        7,490         125,768          29,727         138,241               -         67,489         368,715
                ==============================================================================================================

Loss on disposal of discontinued operations

                           Wenzhou                                    Hangzhou
                           Zhongnan     NewHuaSun       Hopeful        Huaqing       Total
                         --------------------------------------------------------------------
Net book value             5,042,831     3,521,493       240,001       740,200     9,544,525
Less: disposal
consideration             (2,187,996)   (3,403,150)     (223,816)     (760,870)   (6,575,832)
                         --------------------------------------------------------------------
Loss/(gain) on disposal
of subsidiary              2,854,835       118,343        16,185       (20,670)    2,968,693
                         --------------------------------------------------------------------


NOTE 15  LOAN FROM EMPLOYEES

Huaqing, a 51% owned subsidiary of the Company, issued short-term bond to its employees to raise additional working capital. The bond is 8% interest bearing and payable at the end of the year. As of December 31, 2004 the amount was not settled.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 16  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities as of December 31, 2004 are summarized as follows:

        Accrued officers and staffs compensation          $     84,532
        Accrued director's fee                                  25,361
        Accrued taxes                                          431,379
        Accrued legal settlement                             1,400,000
        Accrued professional fees                              155,000
        Other current liabilities                              300,984
                                                           -----------
        Total                                             $  2,397,256
                                                           ===========


NOTE 17  DUE TO SHAREHOLDERS

        Due to Alan Phan, the founder                     $     30,871
        Due to Enlight (a)                                     150,000
        Due to Chateau D'orly (a)                               79,936
                                                           -----------
        Total                                             $    260,807
                                                           ===========

            (a) The Company had signed stock purchase agreement with its shareholder Enlight Corporation Ltd ("Enlight") and Chateau D'orly Ltd ("Chateau"), to raise additional working capital for its operations in year 2002 and 2003. There are $150,000 and $79,936 payables due to Enlight and Chateau respectively as of December 31, 2004. These amounts will be settled by the issuance of the Company's common shares at a discount, based on the market price at the time of signing of the contract to these two shareholders.


NOTE 18  MINORITY INTEREST

      The amount represents the minority shareholders' interest in Huaqing, a 51% subsidiary.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 19  COMMITMENTS AND CONTINGENCIES

A) Employment Agreements

The current senior management consisting of a Chief Executive Officer ("CEO") and an interim Chief Financial Officer ("CFO"). Each of the Company's executive employment agreements stipulate that senior executives, CEO and interim CFO of the Company, can be terminated without causes with a written notice of 90 days or less. This clause can be a potential contingency to the Company in light of the fact that the Company is a public trading company and may be required for higher standards of corporate governance.

On December 1, 2003, the Company appointed Ms. Carrie Hartwick as its President & CFO to provide salary, shares option, and other fringe benefits through November 30, 2004. Minimum salary payments under the contract amounted to $100,000 per year. Payments to the CFO will be made in equal monthly installments of $5,000 cash and $5,000 worth of the Company's common shares on the first day of each month. The average 20 days trading price of the Company prior to the first day of each month will be used to calculate this compensation amount. The option for the employment contract will only be granted upon satisfactory fulfillment of the contract by Ms C. Hartwick. From January 2004 to May 2004, as president and CFO, , Ms. Hartwick received $25,000 cash and 45,080 shares of common stock of Hartcourt (valued at US$25,000) for her compensation.

Effective from June 1, 2004, Carrie Hartwick was added to her responsibilities as President and CFO the responsibility of CEO. The new employment agreement was signed on March 9 2005. The compensation is US$150,000 payable in equal monthly installment of US$12,500 cash. Ms Carrie Hartwick received $35,000 cash for her compensation and the remaining $52,500 had not yet paid to Ms Hartwick.

Ms Hartwick was granted an option to purchase 15 million shares of common stock at 0.09 per share. On January 5, 2005, the Company appointed Mr. Richard Hyland as Interim Chief Financial Officer, Ms. Carrie Hartwick, Chief Executive Officer relinquished her duties as CFO on the same date. On April 11, 2005, Richard Hyland resigned from the position of Interim Chief Financial Officer due to cultural and language barriers working in China as well as his inability to commit the necessary time in Shanghai, the location of Hartcourt headquarters. The Board of Directors appointed Carrie Hartwick as Interim Chief Financial Officer, effective April 14, 2005.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 19  COMMITMENTS AND CONTINGENCIES

B) Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through December, 2006. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the years ended December 31, 2004 and 2003 were $133,937 and $611,161, respectively.

The future minimum annual lease payments required under the operating leases are as follows:

Year Ending December 31                                   Payments
-----------------------                                   --------

2005                                                      $115,627
2006                                                       $38,647
                                                          --------
Total future lease payments                               $154,274
                                                          ========


(c) Legal Proceedings

SECURITIES AND EXCHANGE COMMISSION V. THE HARTCOURT COMPANIES, INC., ET AL., UNITED STATES DISTRICT COURT FOR THE CENTRAL DISTRICT OF CALIFORNIA CASE NO. CV03-3698LGB(PLAX)

The SEC filed a complaint for alleged securities violations by Hartcourt. The complaint alleges that Hartcourt illegally used a SEC Form S-8 Registration Statement in 1999 to improperly raise capital, and that false and misleading press releases Were issued by us from September 9, 1999 through November 18, 1999. The SEC was initially seeking disgorgement from the Company of approximately $821,000 in civil penalties and interest, as well as an injunction against future security law violations.

On March 11, 2005, the U.S. District Court for the Central District of California entered the Amended Final Judgment in this case. The court found that in 1999, the Company violated Sections 5 and 17(a) of The Securities Act of 1933 and Rule 10b-5 under the Securities Exchange Act of 1934 in connection with sales of securities using a Form S-8 Registration Statement. The court issued an order directing that civil penalties be imposed against the Company in the amount of $275,000. The court also ordered that the amount of $819,363 from the stock sales be disgorged and that the Company be enjoined from future violations of the securities laws. The Company has fully accrued the amount in the accompanying financial statements. As of April 14, 2005, the Company has paid off the entire $1.1 million judgment to the SEC.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 19  COMMITMENTS AND CONTINGENCIES

APOLLO FINANCIAL NETWORK, LLC VS. THE HARTCOURT COMPANIES, INC.

Apollo Financial Network filed an action for alleged breach of contract arising out of a consulting agreement with us which was canceled in January 1999. HArtcourt accepted an offer to compromise which included the entry of judgment in the amount of $11,500, which represents an amount less than the projected costs of defense. Judgment in such amount was entered against the Company on November 20, 2002. HArtcourt have not yet made the payment to the plaintiff and the liability with respect to the judgment has been accrued on thebalance sheet.

JOHN A. FURUTANI VS. THE HARTCOURT COMPANIES, INC.

John A. Furutani, Hartcourt's former attorney, filed a complaint against the Company for alleged breach of contract in the amount of $54,441 arising out of legal representation of the Company and its co-defendant Alan Phan with respect to the SEC litigation. The court date is set for April 14, 2005 and the Company is considering the options available to it. The Company has fully accrued the amount in the accompanying financial statements.


NOTE 20  SHAREHOLDERS' EQUITY

(A)   Capitalization

The total number of shares of stock which the Company has the authority to issue is 260,001,000 consisting of 250,000,000 shares of common stock, $0.01 par value, 1,000 shares of original preferred stock, $0.01 par value (the Original Preferred Stock), and preferred series A, B, C, D, and AB stock are 4,000, 2,000, 1,500, 10,000 and 25,000 respectively. The total number of shares of the Company's common stock issued and outstanding as of December 31, 2004 and December 31, 2003 are 171,658,758 and 171,157,104 respectively.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 20  SHAREHOLDERS' EQUITY (continued)

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

On July, 14, 2004, the founder of Hartcourt, Dr. Alan V Phan, converted his 1,000 shares of Original Preferred Stock into 2,000,000 shares of Hartcourt common stock. After the conversion, no Original Preferred Stock was outstanding as of December 31, 2004.

(C)   Class A Preferred Stock

The 10,000,000 shares of authorized and un-issued Class A Preferred Stock may be split with such designations, power, preferences and other rights and qualifications, limitations and restrictions thereof as the Company's Board of Directors elects for a given series. No shares have been issued.

(D)   Series A 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 4,000 shares authorized with a stated value of $1,000 per share. Holders of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series A convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends to the date of redemption. No Series convertible preferred stocks were issued and outstanding as of December 31, 2004.

(E)   Series B 9% Convertible Preferred Stock

Non-voting convertible preferred stock, 2,000 shares authorized with a stated value of $1,000 per share. Holder of shares shall be entitled to receive cumulative dividends at a rate equal to 9% per annum. Series B convertible preferred stock is subject to redemption at any time, at the option of the Company, at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends to the date of redemption. No Series B convertible preferred stocks were issued and outstanding, as of December 31, 2004.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 20  SHAREHOLDERS' EQUITY (continued)

(F)   Series C Redeemable Preferred Stock

Non-voting, non-participating redeemable preferred stock, 1,500 authorized, with a par value of $1,000 per share. Series C preferred stock is junior to the original preferred stock and any other class or series of capital stock of the Company which are specifically ranked senior (senior securities). Series C preferred stock is redeemable at any time, at the discretion of the Company, at a redemption price of $1,000 per share. No Series C redeemable preferred stocks were issued and outstanding, as of December 31, 2004.

(G)   Series D Convertible Preferred Stock

Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at par with holders of the Company's common stock, as if the Series D Convertible Preferred Stock had been converted into common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its bolder, at any time, into a number of shares of common stock of the Company at a conversion rate equal to $1,000 divided by the market price of the Company's common stock. No Series D convertible preferred stocks were issued and outstanding, as of December 31, 2004.

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

(I)   Common Stock Issued for Cash

During 2004, the Company did not issue any shares of common stock for cash.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 20  SHAREHOLDERS' EQUITY (continued)

(J)   Common Stock Issued for Services

During 2004, Hartcourt issued 155,000 shares of common stock valued at $46,500 for consulting services rendered in prior years and 94,640 shares of common stock valued at $45,215 to consultants for consulting services.

During 2004, Hartcourt issued 286,156 shares of our common stock valued at $151,250 to certain of our officers and all directors in lieu of cash compensation.

(K)   Common Stock Issued for Warrants

During the year of 2004 and 2003, no common stock was issued for warrants.

(L)   Common Stock Issued for Stock Options

During 2004, David Y. Chen, exercised his 1 million stock options through cashless exercise and converted into 841,270 common stocks.

During 2003, David Y. Chen, exercised his 1 million stock options and the Board of Directors agreed to extend one more year of his remaining 1 million stock options granted in June 2002, which was expired on May 31, 2003. In 2004, David Y Chen returned 144,928 common shares for shares over issued to him under his cashless execution of the 1 million option.

(M)   Common stocks issued for investment and acquisition

During 2004, the Company issued 6,824,748 shares of common stock in connection with the acquisition of Challenge.

(N)   Cancellation of shares

During 2004, the Company cancelled 8,417,350 shares of common stock valued in connection with the rescission of acquisition agreement with Wenzhou Zhongnan Group.

On December 30, 2003, Hartcourt issued 4,605,816 shares of common stock to certain Chinese investors for the aggregate purchase price of US$1,842,326, of which US$1,386,382 was paid and of which US$455,945 was to be paid on June 30, 2004. The Chinese investors did not pay the last installment of $455,945 and, as a result, have returned 1,139,863 shares of common stock for cancellation by the Company to satisfy their outstanding obligation.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 21  INCOME TAXES

In the year ended December 31, 2004, the Company incurred net operating losses for tax purposes of approximately $5,894,378. The net operating loss carry forward may be used to reduce taxable income through the year 2019.

The gross defefrred tax asset balance as of December 31, 2004 was $4,353,702. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

     Deferred tax asset                         December 31, 2004

     Balance carry forward Dec 31st, 2003            $ 1,995,950
     Net operating losses for 2004                     2,357,752
                                                     -----------
     Total Deferred Asset                            $ 4,353,702
     Less: valuation allowance                        (4,353,702)
                                                     -----------
                                                     $         -
                                                     ===========

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                               December 31, 2004
                                               -----------------

     Tax expense (credit) at statutory rate-federal      (34)%
     State tax expense net of federal tax                 (6)
     Changes in valuation allowance                       40
                                                       -----

     Tax expense at actual rate                            -
                                                       =====


Income tax expense consisted of the following for the year ended December 31, 2004:


           Current tax expense:
           Federal                             $           -
           State                                         800
                                                ------------
           Total Current                                 800

           Deferred tax credit:
           Federal                                 2,004,089
           State                                     353,663
                                                ------------
           Total deferred                          2,357,752
           Less: valuation allowance              (2,357,752)
                                                ------------
           Net Deferred tax credit                         -

                                                ------------
           Tax expense                         $         800
                                                ============

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 22  STOCK OPTION PLAN AND WARRANTS

(A) Stock Option Plan

In April 1995, the Company adopted a stock option plan (the Plan) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company, the Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10-year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. All options granted at not less than fair value at the date of grant and have terms of 10 years.

The following table summarizes the activity of stock options:

                                                                      Weighted
                                                                       Average
                                                        Number of     Exercise
                                                         Shares        Price
                                                      ------------- -----------
        Shares under option at December 31, 2002         5,320,000        0.33
        Granted                                          8,000,000        0.29
        Exercised                                        1,000,000           0
        Expired                                             20,000           0
        Canceled                                         1,000,000           0
                                                      ------------  ----------
        Shares under option at December 31, 2003        11,300,000        0.34
                                                      ============  ==========
        Granted                                          3,000,000         0.3
                                                      ============  ==========
        Exercised                                        1,000,000        0.10
                                                      ============  ==========
        Expired                                          3,000,000        0.38
                                                      ============  ==========
        Cancelled                                        3,000,000        0.48
                                                      ============  ==========
        Shares under option at December 31, 2004         7,300,000        0.28
                                                      ============  ==========

All stock options issued to employees have an exercise price not less than the market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Revised Statement of Accounting Standards No. 123, the Company's net loss and loss per share for the year ended December 31, 2004 would increase US$294,078 or US$ 0.0017 per share.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 22  STOCK OPTION PLAN AND WARRANTS (CONTINUED)

During 2004, the Company issued to David Chen, its former Chief Executive Officer, 696,342 shares of Hartcourt common stock through the cashless exercise of options granted to Mr. Chen

Additional information relating to stock options outstanding and exercisable at December 31, 2004 summarized by exercise price is as follows:

                                       Options outstanding            Option Exercisable
      -------------------------------------------------------------------------------------------------
                                            Weighted
                         Number of           Average         Weighted         Number         Weighted
       Range of       Outstanding at        Remaining        Average      Exercisable at      Average
       Exercise        December 31,        Contractual       Exercise      December 31,      Exercise
         Price             2004               Life            Price            2004            Price
      -------------------------------------------------------------------------------------------------
      $0.06 - 0.65      7,300,000         0.9 - 3.5 Year      $0.28         7,300,000          $0.28


In connection with Mr. Chen's severance package, on June 3, 2004, Hartcourt granted to Mr. Chen options to purchase 3,000,000 shares of Hartcourt common stock at a price of $0.30 per share. The options expired on June 3, 2006, 2005. The options were issued at the fair market value on the date of issuance as required by SFAS #123.

(B) Warrants

As of December 31, 2004, there were 33,010,239 outstanding warrants to purchase 33,010,239 shares of common stock at $0.001 par value, ranging from $0.058 - $0.69 per share.

In connection with facilitating equity line and credit for Hartcourt, on January 26, 2000, Hartcourt issued to Dunwoode Brokerage Services warrants to purchase 13,530 shares at $15.52 per share that expire on January 25, 2004. The warrants were issued at the fair market value on the date of issuance and no expenses were recorded.

In connection with completion of a private placement of Hartcourt shares with PYR Management LLC, on March 6, 2001, the Company issued in total 4,000,000 of Class II warrants exercisable at $0.69375 per share of common stock and expired on January 26, 2005. The warrants were issued at fair value at the fair market value on the date of issuance. The value of the warrants is a direct offering expense and accordingly, has been charged to equity in 2001.

In connection with signing a private placement of Hartcourt shares with Enlight Corporation Ltd., on October 23, 2002, Hartcourt granted Enlight warrants to purchase 29,010,239 shares at the price doubling the current trading price on the issuance date. expired on October 22, 2005. On March 11, 2004, Enlight pledged not to exercise the warrants unless there is a buy-out of the Company either by management or a third party while the validity of the warrants were extended to October 22, 2009.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 23  SEGMENT AND BUSINESS RELATED INFORMATION

The Company has only one reportable segment (computer hardware trading) in the year 2004 and 2003, as other segment of business are not material to the consolidated financial statements of the Company.

NOTE 24  SUBSEQUENT EVENTS

On January 5, 2005, we appointed Richard Hyland as our Interim Chief Financial Officer. On April 11, 2005, Richard Hyland resigned from the position of Interim Chief Financial Officer due to cultural and language barriers working in China as well as his inability to commit the necessary time in Shanghai, the location of Hartcourt headquarters. The Board of Directors appointed Carrie Hartwick as Interim Chief Financial Officer, effective April 14, 2005

On February 25, 2005, the Company completed all legal procedure to acquire 90% of the capital stock of Control Tech Electronics (Shanghai) Co., Ltd. ("Control Tech"). Due to the recent decline of Hartcourt share price, the purchase consideration was revised as US$1.96 million payable in 19,588,875 shares of restricted common stock of the Company.

On February 25, 2005, the Company issued to the former shareholder of Control Tech an aggregate of 19,588,875 shares of Common Stock as contemplated by the definitive purchase agreement.

On March 3, 2005, the Company entered into agreements with Guangdong New HuaSun and Shenzhen Raiser, pursuant to which Hartcourt redeemed 13,769,156 shares of its common stock held by New HuaSun, New HuaSun redeemed a 45% equity interest, and Hartcourt released Shenzhen Raizer of its obligation on a $3,403,150 promissory note payable to Hartcourt.

On April 11, 2005, Hartcourt and the minority shareholders of Guowei reached an agreement to sell the 50.5% of Hartcourt equity back to its original owners for a total consideration of $1,090,094 in a combination of cash and stock transaction where Guowei paid a cash of $794,914 and returned 2,951,800 shares of Hartcourt common stocks.

NOTE 25  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the year ended December 31, 2004 presentation.