Form 10KSB/A
period 2004-12-31
HARTCOURT COMPANIES INC
filed 2005-04-27
CIK 949427

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

PART III

Item 9.    Directors and Executive Officers..................................23
Item 10.   Executive Compensation............................................25
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stock Holder Matters..................................27
Item 12.   Certain Relationships and Related Transactions....................28
Item 13.   Exhibits..........................................................29
Item 14.   Principal Accountant Fees and Services............................32


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

                                                  COMMON STOCK
                                                -----------------
        BY QUARTER ENDED                         HIGH        LOW
        ----------------                        -----       -----

        FISCAL 2003
        -----------------------------------
        March 31, 2003.....................     $ .10       $.05
        June 30, 2003......................     $1.12       $.08
        September 30, 2003.................     $ .92       $.52
        December 31, 2003..................     $ .86       $.52

        FISCAL 2004
        -----------------------------------
        March 31, 2004.....................     $0.79       $0.47
        June 30, 2004......................     $0.58       $0.20
        September 30, 2004.................     $0.28       $0.17
        December 31, 2004..................     $0.26       $0.14

        FISCAL 2005
        -----------------------------------
        March 31, 2005.....................     $0.17       $0.08

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

By: /s/ Carrie Hartwick                                   Date: April 27, 2005
    ----------------------------------------
    Carrie Hartwick, Chief Executive Officer
    and Interim Chief Financial Officer


      In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date stated.

By: /s/ Billy Y. N. Wang                                  Date: April 27, 2005
    ----------------------------------------
     Billy Y. N. Wang, Director

By: /s/ Geoffrey Wei                                      Date: April 27, 2005
    ----------------------------------------
    Geoffrey Wei, Director

By: /s/ Wilson W. S. Li                                   Date: April 27, 2005
    ----------------------------------------
    Wilson W. S. Li, Director

By: /s/ Victor Zhou                                       Date: April 27, 2005
    ----------------------------------------
    Victor Zhou, Director

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM            F-1

Balance Sheet                                                F-2 - F-4

Statements of Operations                                     F-4 - F-5

Statement of Changes in Stockholders' Equity                 F-6 - F-7

Statements of Cash Flows                                     F-8 - F-9

Notes to Financial Statements                              F-10 - F-36

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

The accompanying notes form an integral part of the consolidated financial statements

                      THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                      FFOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003
                                       - CONTINUED -

                                                                2004             2003
                                                           -------------    -------------
DISCONTINUED OPERATIONS:
 Gain (losses) from discontinued operations                      368,715          364,677
 Provision for loss on assets pending for sale                (7,137,339)               -
 Gain (losses) on disposal of discontinued operations         (2,968,693)         173,911
                                                           -------------    -------------

LOSS BEFORE TAX                                              (15,236,717)        (587,033)
 Taxation                                                       (215,579)        (161,947)
                                                           -------------    -------------
NNET LOSS                                                    (15,452,296)        (748,980)

OTHER COMPREHENSIVE LOSS
 Foreign currency translation loss                                     -           (9,500)
                                                           -------------    -------------

COMPREHENSIVE LOSS                                         $ (15,452,296)   $    (758,480)
                                                           =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE
 Loss from continuing operations                           $       (0.03)   $      (0.005)
 Loss from discontinued operations                                 (0.06)           0.000
                                                           -------------    -------------
 Loss per share                                            $       (0.09)   $      (0.005)
                                                           =============    =============
 - basic and diluted (weighted average)                      175,645,723      135,564,580
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


                       THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 DECEMBER 31, 2004 AND 2003
                                       (-CONTINUED-)

                                                                   2004            2003
                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                             $    (18,734)   $          -
Arising from acquisition of a subsidiary                          1,872,337       2,366,560
Dividends paid to minority shareholders                            (326,267)              -
Proceeds from disposal of property, plant and equipment             312,561               -
Cash decreased due to disposal of subsidiaries                   (3,486,008)        (32,337)
Proceeds on notes receivable, net                                   378,440         100,000
Investments                                                        (455,374)         30,000
                                                               ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            $ (1,723,045)   $  2,464,223
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds due to related parties                                $  1,167,842    $  2,691,620
Proceeds from issuance of common stock                            1,386,382         130,000
Proceeds from sale of treasury stock                                      -          48,813
Proceed on note payables                                                  -       1,432,245
Proceeds on debt                                                  5,546,867         168,243
                                                               ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      $  8,101,091    $  4,470,921
                                                               ------------    ------------

FOREIGN CURRENCY TRANSLATION                                            650          (9,500)
                                                               ------------    ------------

NET (DECREASE)/INCREASE IN CASH                                    (741,251)      2,406,260
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                     2,486,103          79,843
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS - END OF YEAR                        $  1,744,852    $  2,486,103
                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for the interest                     $    552,547    $    376,513
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

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 3  ACQUISITION AND INVESTMENTS (CONTINUED)

A) INVESTMENT IN FIRST INFORMATION TECHNOLOGY INC. ("FIRST INFORMATION")
   ---------------------------------------------------------------------

Hartcourt China, Inc, via its 58.53% owned subsidiary. Hopeful Internet Technology Limited, owned 17% equity interest in Genius Technology International Limited ("GTI"). During year 2004, Hartcourt China, Inc disposed off Hopeful Internet Technology Limited in exchange for the 10.5% (1,050 shares at value of $0.001 each, amounted to US$223,816) interest in First information Technology Inc., a BVI company resulting in a loss of $16,185.

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

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

--------------------------------------------------------------------------------

NOTE 16  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities as of December 31, 2004 are summarized as follows:

        Accrued officers and staffs compensation           $    84,532
        Accrued director's fee                                  25,361
        Accrued taxes                                          431,379
        Accrued legal settlement                             1,400,000
        Accrued professional fees                              155,000
        Other current liabilities                              300,984
                                                           -----------
        Total                                              $ 2,397,256
                                                           ===========


NOTE 17  DUE TO SHAREHOLDERS

        Due to Alan Phan, the founder                      $    30,871
        Due to Enlight (a)                                     150,000
        Due to Chateau D'orly                                   79,936
                                                           -----------
        Total                                              $   260,807
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

Ms Hartwick was granted an option to purchase 15 million shares of common stock at 0.10 per share.
On January 5, 2005, the Company appointed Mr. Richard Hyland as Interim Chief Financial Officer, Ms. Carrie Hartwick, Chief Executive Officer relinquished her duties as CFO on the same date. Mr. Richard Hyland's Employment Agreement includes an annual base salary of $20,000, payable by equal monthly installment of $US$833 cash and US$833 worth of the Company's common shares on the first day of each month. The average 20 days trading price of the Company prior to the first day of each month will be used to calculate this compensation amount. In addition, Mr. Hyland was granted 100,000 stock options at $0.15 per share.

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

The future minimum annual lease payments required under the operating leases are as follows:

Year Ending December 31                                   Payments
-----------------------                                   --------

2005                                                      $115,627
2006                                                      $ 38,647
                                                          --------
Total future lease payments                               $154,274
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
                                                      ============  ==========


All stock options issued to employees have an exercise price not less than the market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Revised Statement of Accounting Standards No. 123, the Company's net income and income per share for the year ended December 31, 2004 would reduced to US$294,078 and US$ 0.0017 per share.

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

NOTE 24  SUBSEQUENT EVENTS

On January 5, 2005, the Company appointed Mr. Richard Hyland as its Interim Chief Financial Officer. Mr. Hyland replaced Ms. Carrie Hartwick who relinquished the title of CFO but continue as CEO and President of the Company.

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