Form 10QSB
period 2005-03-31
HARTCOURT COMPANIES INC
filed 2005-05-23
CIK 949427

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ANDEXCHANGE ACT OF 1934

                 For the quarterly period ended: March, 31, 2005

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

                                      Utah
                                      ----
                 (State or other jurisdiction of incorporation)

                                    001-12671
                                    ---------
                            (Commission File Number)

                                   87-0400541
                                   ----------
                        (IRS Employee Identification No.)

                3F, 710 Chang Ping Road, Shanghai, China, 200040
                ------------------------------------------------
                    (Address of principal executive offices)

                                (8621) 5213 8810
                                ----------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

As of May 1, 2005, The Hartcourt Companies, Inc. had 214,165,577 shares of Common Stock Outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                              Report on Form 10-QSB
                                For quarter ended
                                 March, 31, 2005
                                                                           Page
                                                                           ----
PART I  FINANCIAL INFORMATION

 ITEM 1.   Financial Statements

           Consolidated Balance Sheet as of March 31, 2005 (Un-audited)    1 - 2

           Consolidated Statements of Operations for the Three Months
              ended March 31, 2005 and 2004 (Un-audited)                       3

           Consolidated Statements of Cash Flow for the Three Months
              ended March 31, 2005 and 2004 (Un-audited)                   4 - 5

           Notes to the Un-audited Consolidated Financial Statements      6 - 17

 ITEM 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations              18 - 21

 ITEM 3.   Controls and Procedures                                            22

 PART II   OTHER INFORMATION

 ITEM 1.   Legal Proceedings                                                  23

 ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds        24

 ITEM 4.   Submission of Matters to a Vote of Security Holders                25

 ITEM 6.   Exhibits and Reports on Form 8-K                                   26

 SIGNATURES                                                                   27


                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31, 2005
                                                                    (Un-audited)
                                                                    ------------
ASSETS

Current assets:
   Cash and cash equivalents                                         $   965,420
   Accounts receivable, net                                            3,827,573
   Inventories                                                         3,340,577
   Trade deposits                                                      3,907,278
   Prepaid expenses and other receivables                              1,831,813
   Notes receivables                                                     490,289
   Due from a related party                                              253,278
                                                                     -----------
Total current assets                                                  14,616,228
                                                                     -----------

Property and equipment, net                                              464,331

Investments, net                                                          60,412

Other assets
   Goodwill                                                            3,239,110

                                                                     -----------
Total other assets                                                     3,239,110
                                                                     -----------

Total assets                                                         $18,380,081
                                                                     ===========





                   THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                                     March 31, 2005
                                                                       (Unaudited)
                                                                      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $  3,829,806
   Prepayment by customers                                               3,606,727
   Accrued expenses and other current liabilities                        1,827,332
   Staff loans                                                           1,206,233
   Due to a related party                                                  680,246
   Due to shareholders                                                     260,807
                                                                      ------------
Total current liabilities                                               11,411,151

                                                                      ------------
Total liabilities                                                       11,411,151
                                                                      ------------

Minority interests                                                       1,346,203
Shareholders' equity
   Preferred stock:                                                             --
   Common stock, $0.001 par value, 250,000,000 shares authorized;
     214,165,577 shares issued and outstanding at March 31, 2005           214,165
   Additional paid-in capital                                           74,841,714
   Treasury stock, at cost, 20,642,632 shares at March 31, 2005         (2,108,119)
   Stocks subscription receivable                                       (1,025,000)
   Other comprehensive income                                              934,092
   Accumulated deficit                                                 (67,234,125)
                                                                      ------------
Total shareholders' equity                                               5,622,727
                                                                      ------------
Total liabilities and shareholders' equity                            $ 18,380,081
                                                                      ============



      See accompanying notes to un-audited consolidated financial statements.




                       THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       For the Three Month Period Ended March 31,
                                                              2005                2004
                                                          -------------      -------------

Net sales                                                 $  11,217,913      $  17,321,854
Cost of sales                                                10,760,728         17,141,075
                                                          -------------      -------------

Gross profit                                                    457,185            180,779
                                                          -------------      -------------

Operating expenses:
      Selling, general and administrative                       395,206            538,594
      Depreciation and amortization                              16,384             12,189
                                                          -------------      -------------
Total operating expenses                                        411,590            550,783
                                                          -------------      -------------


Income/(loss) from continuing operations before other
  income/(expenses)                                              45,595           (370,004)

Other income/(expense):
      Interest expense                                          (15,936)           (51,519)
      Interest income                                            12,721              8,801
      Other                                                      59,168             36,178
                                                          -------------      -------------
Total other income/(expense)                                     55,953             (6,540)
                                                          -------------      -------------

Income (loss) from continuing operations                        101,548           (376,544)

Less: Minority interest                                         (76,660)           (23,742)
                                                          -------------      -------------

Income (loss) before discontinued operations                     24,888           (400,286)

Discontinued operations:
Gain from discontinued operations                                    --            492,375
Gain on disposal of discontinued operations                      53,125                 --
                                                          -------------      -------------

                                                          -------------      -------------
Income before tax                                                78,013             92,089

Taxation                                                        (47,967)           (34,247)

                                                          -------------      -------------
NET INCOME                                                $      30,046      $      57,842
                                                          =============      =============

BASIC AND DILUTED EARNINGS/(LOSSES) PER COMMON SHARE:
Earnings/(losses) from continuing operations              $       0.000      $      (0.003)
Earnings from discontinued operations                             0.000              0.003
                                                          -------------      -------------

Earnings per share                                        $       0.000      $       0.000
                                                          -------------      -------------

  - Basic and fully diluted (weighted average)              176,277,741        174,230,388
                                                          =============      =============

          See accompanying notes to un-audited consolidated financial statements.




                      THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                             Three months ended March 31,
                                                               2005             2004
                                                            -----------      -----------
Cash flows from operating activities:
   Net income                                               $    30,046           57,842
   Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                               16,384           13,496
     Gain on disposal of assets pending for sale                (53,125)              --
     Minority interest                                           76,660          508,167
     Shares issued in lieu of compensation and services          44,383           49,000
     Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                    1,414,822         (492,725)
       Advances to suppliers                                   (115,351)      (1,007,872)
       Inventories                                              203,310       (3,245,804)
       Prepaid expenses and other receivables                  (358,667)         307,685
     (Decrease) Increase in:
       Accounts payable                                       2,383,179        2,229,140
       Accrued expenses and other current liabilities           207,298          (97,976)
       Deferred revenue                                      (5,040,840)        (387,261)
                                                            -----------      -----------

Net cash used in operating activities                        (1,191,901)      (2,066,308)
                                                            -----------      -----------

Cash flows from investing activities:
   Proceeds on notes receivable                                      --          130,463
   Proceeds on disposal of assets pending for sale              789,441               --
   Proceeds from minority's investments                              --          231,934
   Cash acquired in acquisitions                                 59,669        5,063,668
   Purchase of property and equipment                            (3,523)        (185,413)
                                                            -----------      -----------
Net cash provided by investing activities                       845,587        5,240,652
                                                            -----------      -----------

Cash flows from financing activities:
   Proceeds on loans and lines of credit                        153,806          155,159
   Proceeds from (payments to) related parties                  (26,924)          64,008
   Proceeds on stock subscriptions                                   --        1,386,382
   Proceeds on (repayments of) notes payable                         --         (428,832)
   Payment of SEC disgorgement                                 (560,000)              --
                                                            -----------      -----------

Net cash provided by (used in) financing activities            (433,118)       1,176,717
                                                            -----------      -----------

Foreign currency translation                                         --               --

Net increase (decrease) in cash                                (779,432)       4,351,061

Cash and cash equivalents, beginning of period                1,744,852        2,486,103
                                                            -----------      -----------

Cash and cash equivalents, end of period                    $   965,420        6,837,164
                                                            ===========      ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

                                                                Three months ended March 31,
                                                                   2005             2004
                                                                -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASHFLOWS
  Cash paid for interest                                        $    98,284      $    69,633
  Cash paid for income taxes, net of refund received            $    25,472      $        --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES
  In Conjunction with acquisition of subsidiaries
     Fair value of net assets acquired                          $   879,879               --
     Cash paid for acquisitions (net of cash acquired)          $   (59,669)              --
     Fair value of shares issued for acquisition                $ 1,958,888               --


            See accompanying notes to un-audited consolidated financial statements.


                                            5

                 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2005 (UNAUDITED)

NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS:

The Hartcourt Companies, Inc. ("Hartcourt" or the "Company"), was incorporated in Utah in 1983. We are a business development and investment holding company specializing in the Chinese Information Technology, or IT, market.

As of March 31, 2005, the Company owns 100% of three (3) British Virgin Island ("BVI") incorporated companies: (1) Hartcourt China Inc, (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of March 31, 2005, the Company owns 51% equity interest in Shanghai Huaqing Corporation Development Ltd. Huaqing is located in Shanghai, China. As the Chinese laws may prohibit foreign companies involved in the distribution industry, Hartcourt, uses its agents under its employees' name, as nominee to hold the shares of the acquired subsidiaries.

As of March 31, 2005, Hartcourt Capital Inc. owns 90% equity interest in Control Tech Electronics (Shanghai) Co., Ltd. Control Tech is located in Shanghai, China.

As of March 31, 2005, Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc. owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China.

As of March 31, 2005, AI-Asia, Inc., the third holding company, owns 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China, located in Shanghai, China.

ACQUISITION AND DISPOSITION

On November 1, 2004, we signed a definitive agreement to purchase a 90% equity interest in Control Tech for a total consideration of $1.96 million. Pursuant to the definitive purchase agreement, the purchase price was to be paid by the issuance of 8,516,902 shares of our common stock at a value of 0.23 per share. On February 25, 2005, we completed all legal procedures to acquire 90% of the capital stock of Control Tech. Due to our share price decline, the purchase price was revised as $1.96 million payable in 19,588,875 shares of our common stock.

A summary of Control Tech assets acquired, liabilities assumed and consideration for is as follows:
                                                             Amount
     Current assets                                      $ 2,416,288
     Good will                                             1,079,009
     Property & equipment                                    113,343
     Current liabilities                                  (1,551,988)
     Minority Interest                                       (97,764)
                                                         -----------
                                                         $ 1,958,888
                                                         ===========
     Consideration paid:
     Common Stock                                        $ 1,958,888
                                                         ===========

On March 3, 2005, we entered into agreements with Guangdong New HuaSun and Shenzhen Raiser, pursuant to which we redeemed 13,769,156 shares of its common stock held by New HuaSun, New HuaSun redeemed a 45% equity interest, and Hartcourt released Shenzhen Raizer of its obligation on a $3,403,150 promissory note payable to Hartcourt.

On December 25, 2004 we reached agreement with the minority shareholders of GuoWei that Hartcourt would relinquish control of GuoWei effective January 1, 2005 and sell its 50.5% equity interest in GuoWei back to its original owners in a combination of cash and stock transaction in which GuoWei shareholders paid cash consideration of $789,441 and returned 2,951,800 shares of Hartcourt common stock to the Company. As of March 31, 2005, GuoWei had fully paid the cash consideration and returned all the shares.

On December 25, 2004, we reached agreement with the minority shareholders of Challenger that Hartcourt would relinquish control of Challenger effective January 1, 2005 and sell its 51% equity interest in Challenger back to its original owners in a combination of cash and stock transaction where Challenger shareholders would return 6,824,748 shares of Hartcourt common stock and notes in the aggregate principal amount of $490,289. As of March 31, 2005, we had received all of the shares and notes from Challenger shareholders pursuant to the agreement.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended December 31, 2004 were filed on April 27, 2005 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The accounting policies followed by us are set forth in Note A to our financial statements as stated in our report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed on April 27, 2005.

PRINCIPLES OF CONSOLIDATION

Our financial statements for the three months ended March 31, 2005 are consolidated to include the accounts of The Hartcourt Companies Inc., our wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Co., Ltd., Ai-Asia Inc and Ai-Asia Information Technology Inc, 90% directly owned Control Tech Electronics (Shanghai) Co., Ltd. Our consolidated financial statements also include indirectly, 100% owned subsidiary, Shanghai Jiumeng Information Service Co., Ltd. and 51% indirectly owned Shanghai HuaQing Corporate Development Co., Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

Due to the Chinese government's restrictions of direct foreign investment in Chinese-owned sales and distribution companies, through Shanghai Jiumeng Information Service Co., Ltd., we own 51% of the equity of Shanghai Huaqing, our main operating subsidiary for the Samsung distribution business. Shanghai Jiumeng is 90% owned by Mr. Kang Bin, our financial controller, and 10% owned by Ms. Ni Ting Ting, an employee of the Company, both of whom are People's Republic of China, or PRC, citizens. The two employees serve as our nominees. We have engaged a PRC law firm to study the latest effective regulations and the steps we could take to apply for the relevant business license in view of the relaxed foreign equity ownership rules in the wholesale sector in regard to our Samsung distribution business.

NOTE 3. EARNINGS PER SHARE

                                                 Three Months     Three Months
                                                     Ended            Ended
                                                March 31, 2005   March 31, 2004
                                                 ------------     ------------

Net income                                       $     30,046     $     57,842
Effects of dilutive securities                             --               --
                                                 ------------     ------------

Weighted average shares outstanding               176,277,741      174,230,388
                                                 ============     ============


Basic and dilutive earnings per share            $      0.000     $      0.000
                                                 ============     ============

As of March 31, 2005, we had 29,010,239 warrants and 27,600,000 options authorized and outstanding, each exercisable for one share of our common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects.

NOTE 4. EQUITY TRANSACTIONS DURING THE PERIOD

On January 1, 2005, we issued 226,888 shares of our common stock valued at $44,383 to all of our directors and certain of employees in lieu of cash compensation.

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

On March 29, 2005, we entered into a share purchase agreement to sell 17,142,857 shares of our common stock in an offshore transaction under Regulation S to Ever Growth Holdings Ltd. at $0.035 per share for total gross proceeds of $600,000.

On February 28, 2005, related to disposal of Shanghai Guowei Science and Technology Co., Ltd., we received 2,951,800 shares of our common stock valued at $295,180. Those shares have been returned for cancellation.

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

The following table summarizes Hartcourt equity grants over the period indicated:

                                                                        Weighted
                                                                        Average
                                                       Number of        Exercise
                                                       Shares            Price
                                                  ------------------------------
Shares under option at December 31, 2004               7,300,000           0.28
Granted                                               20,300,000           0.09
Exercised                                                     --          --
Expired                                                       --          --
Canceled                                                      --          --
                                                  ------------------------------
Shares under option at March 31, 2005                 27,600,000           0.14
                                                  ==============================

On March 9, 2005, the Company entered into an employment agreement with Ms. Hartwick, retroactive to June 3, 2004, the date she became Chief Executive officer. The agreement provides for annual salary of $150,000 in cash, plus the grant of an option to purchase up to 15 million shares of our common stock at a price of $0.09 per share for a period of five years from the date of grant.

On March 9, 2005, the board of directors approved the compensation for Chairman of the Board $50,000 cash compensation per year, retroactive from October 1, 2004, when he became the Chairman of the Board, plus the grant of an option to purchase up to 5 million shares of our common stock at a price of $0.09 per share for a period of five years from the date of grant.

On March 9, 2005, the board of directors approved an increase of compensation to the Directors other than the Chairman of Board and the management director. Each Director's fee includes 100,000 stock options at a price of 0.09 per share for a period of five years from the date of grant, March 9, 2005.

WARRANTS

As of March 31, 2005, there were 29,010,239 outstanding warrants to purchase 29,010,239 shares of common stock at $0.001 par value at $0.058 per share.

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

NOTE 5. SUBSEQUENT EVENTS

As of April 30, 2005, we have received all of the cash consideration, totaling $1,025,000, for the private placements mentioned above.

NOTE 6. RECENT PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Company's interim reporting period ending January 31, 2003.

In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three month period ended March 31, 2005, as follows ($ in thousands, except per share amounts) :

                                                    2005              2004
                                                                (in thousands $)
                                              ----------------  ----------------
Net income - as reported                         $    30              58
Stock-Based employee compensation
  expense included in reported net
  income, net of tax                                  --              --
Total stock-based employee
  compensation expense determined
  under fair-value-based method for all
  rewards, net of tax                               (969)             --
                                              ----------------  ----------------
Pro forma net profit (loss)                      $  (939)             58
                                              ================  ================

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate                              2.8%                 --
Expected life of the options                      5 years                 --
Expected volatility                                57.93%                 --
Expected dividend yield                                --                 --

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is evaluating the impact of the adoption of this standard on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

NOTE 7. GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $67,234,125 as of March 31, 2005. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 8.  NOTES RECEIVABLE

Notes receivables as of March 31, 2005 are summarized as follows:


Notes receivable from Beijing Challenge Group,
non-interest bearing, 4 installment payments, secured
by one shareholder of Beijing Challenge Group,                       $  610,289

Less: provisions                                                       (120,000)

Notes receivables, net                                                  490,289

Summary of notes receivable:

Current portion                                                      $  490,289
 Non-current portion                                                         --
                                                                     -----------

 Total                                                               $  490,289
                                                                     ===========


NOTE 9. DUE FROM A RELATED PARTY

Due from a related party as of March 31, 2005 represents the amount due from the minority shareholder of Huaqing, in which Hartcourt has a 51% ownership interest, pursuant to business transactions in the ordinary course. The receivable from a related party is unsecured, interest free and repayable on demand.

NOTE 10. RELATED PARTY TRANSACTIONS

There are numerous related parties transactions incurred for the period ended March 31, 2005.

a) During the quarter, Huaqing, a 51% owned subsidiary of the Company, sold monitors valued at $594,049 to its minority shareholder (Shanghai Chengqing Electronics Co., Ltd., formerly known as Shanghai Huaqing Economic Development Co., Ltd) under normal commercial terms.

b) During the quarter, Control Tech, a 90% owned subsidiary of the Company, purchased $31,998 in videoconferences accessories from its minority shareholder (Beijing Control Tech Co., Ltd.) pursuant to business transactions in the ordinary course.

c) During the quarter, Hartcourt issued 226,888 shares of its common stock valued at $44,383 to certain of its employees and all directors in lieu of cash compensation.

NOTE 11. INTANGIBLES

Goodwill resulting from the acquisition amounted to as of March 31, 2005:

         Goodwill arising from acquisition of Huaqing              $  2,160,101
         Goodwill arising from acquisition of Control Tech            1,079,009
                                                                   ------------

         Goodwill                                                  $  3,239,110
                                                                   ============

NOTE 12. DUE TO A RELATED PARTY

The amount due to a related party as of March 31, 2005 represents amount due to the minority shareholder of Control Tech, in which the Company has a 90% equity interest, pursuant to business transactions in the ordinary course. Payable to a related party is unsecured, interest free and with no fixed term of repayment.

NOTE 13. DUE TO SHAREHOLDERS

        Due to Alan Phan, the founder (a)                     $     30,871
        Due to Enlight (b)                                         150,000
        Due to Chateau D'orly (b)                                   79,936
                                                              ------------
        Total                                                 $    260,807
                                                              ============

(a) Alan Phan claimed he incurred expenses of $30,871 on behalf of Hartcourt during 2003 while acted as a consultant to the Company.
(b) The Company signed stock purchase agreements with Enlight Corporation Ltd. ("Enlight") and Chateau D'orly Ltd. ("Chateau") to raise working capital for its operation in the years 2002 and 2003. There is $150,000 of dispute between Hartcourt and Englight with respect to the agreement. The stock purchase contract with Chateau is not fully executed and there is $79,936 outstanding.

NOTE 14. DISCONTINUED OPERATIONS

(1) Beijing Challenger Group

In December 2004, the Board of Directors of Hartcourt authorized the sale of the Company's entire 51% equity interest in Beijing Challenger Group ("Challenger") due to adverse market conditions and the declining Hartcourt share price. On December 25, 2004 we reached an agreement with the minority shareholders of Challenger that Hartcourt would relinquish control in Challenger effective January 1, 2005 and sell its 51% equity interest in Challenger back to Challenger's original owners in a combination of cash and stock transaction with Challenger's prior shareholders returning 6,824,748 shares of Hartcourt common stock and issuing promissory notes in Hartcourt's favor totaling $490,289 in principal amount. As of March 31, 2005, the Company had had all of its shares returned and received the notes issued as consideration for the transaction.

(2) Shanghai Guowei Science and Technology Ltd.

In December 2004, the Board of Directors of Hartcourt authorized the sale of the Company's entire 50.5% equity interest in Shanghai GuoWei Science and Technology Ltd. due to adverse market considerations. On December 25, 2004, we reached agreement with the minority shareholders of GuoWei that Hartcourt would relinquish control of GuoWei effective January 1, 2005 and sell its 50.5% equity interest in GuoWei back to GuoWei's original owners in a combination cash and stock transaction by GuoWei shareholders, who agreed to pay cash consideration of $789,441 and return 2,951,800 shares of Hartcourt's common stock. As of March 31, 2005, the Company had had all of its shares returned and received the notes issued as consideration for the transaction..

Gain on disposal of discontinued operations


                                                  GuoWei        Challenger        Total
                                                ----------      ----------      ----------
Net book value                                   1,031,496       1,172,764       2,204,260
 Less: disposal consideration                   (1,084,621)     (1,172,764)     (2,151,135)
                                                ----------      ----------      ----------
Gain on disposal of discontinued operations         53,125              --          53,125
                                                ----------      ----------      ----------

NOTE 15. MINORITY INTEREST

The amount represents the minority shareholders' interest in Huaqing, a 51%-owned subsidiary, and Control Tech, a 90%-owned subsidiary, of the Company.

NOTE 16. COMMITMENTS AND CONTINGENCIES

A) Employment Agreements

     The current senior management of the Company consists of Chief Executive Officer ("CEO") and interim Chief Financial Officer ("CFO"). Carrie Hartwick currently holds both positions.

B) Operating Leases

     The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through December, 2006. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the quarter ended March 31, 2005 and 2004 were $45,762 and $34,709, respectively.

     The future minimum annual lease payments required under the operating leases are as follows:

     Year Ending December 31                                         Payments
     -----------------------                                          -------

     2005                                                             $95,841

     2006                                                             $38,647
                                                                      -------

     Total future lease payments                                     $134,488
                                                                     ========

c) Legal proceedings

SECURITIES AND EXCHANGE COMMISSION V. THE HARTCOURT COMPANIES, INC., ET AL.

The SEC filed a complaint in the U.S. District Court for the Central District of California for alleged securities violations by Hartcourt. The complaint alleges that we illegally used a SEC Form S-8 Registration Statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by us from September 9, 1999 through November 18, 1999. The SEC was initially seeking disgorgement from Hartcourt of approximately $821,000 in civil penalties and interest, as well as an injunction against future securities laws violations.

On December 17, 2004, the court granted partial summary judgment to the SEC. Subsequently, on March 11, 2005, the court entered final judgment in this case. The court found that in 1999, Hartcourt violated Sections 5 and 17(a) of the Securities Act of 1933 and Rule 10b-5 under the Securities Exchange Act of 1934 in connection with sales of securities using a Form S-8 Registration Statement. The court enjoined Hartcourt from future violations of the registration and antifraud provisions of the federal securities laws. The court also issued an order directing that civil penalties be imposed against Hartcourt in the amount of $275,000 and ordered that the amount of $819,363 from the stock sales be disgorged and both be paid directly to the SEC. As of April 12, 2005, Hartcourt has satisfied the entire $1.1 million monetary portion of the judgment.

APOLLO FINANCIAL NETWORK, LLC VS. THE HARTCOURT COMPANIES, INC.

Apollo Financial Network filed an action for alleged breach of contract arising out of a consulting agreement with us which was canceled in January 1999. We accepted an offer to compromise which included the entry of judgment in the amount of $11,500, which represents an amount less than the projected costs of defense. Judgment in such amount was entered against Hartcourt on November 20, 2002. We have not yet made the payment to the plaintiff and the liability with respect to the judgment has been accrued on our balance sheet.

JOHN A. FURUTANI VS. THE HARTCOURT COMPANIES, INC.

John A. Furutani, Hartcourt's former attorney, filed a complaint against Hartcourt for alleged breach of contract in the amount of $54,441 arising out of legal representation of Hartcourt and its co-defendant Alan Phan with respect to the SEC litigation. On May 17, 2005, the two parties agreed to settle the matter for $37,000. The liability has been recorded on the Company's balance sheet dated March 31, 2005.

NOTE 17.  RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the quarter ended March 31, 2005 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following is a discussion of our results of operations and analysis of financial condition for the three months ended March 31, 2005 and March 31, 2004. The following discussion may be understood more fully by reference to our financial statements, notes to our financial statements, and our Management's Discussion and Analysis of Financial Condition and Results of Operations section contained in our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 27, 2005.

RESULTS OF OPERATIONS

Our operations for the three months ended March 31, 2005 consisted of operations of Huaqing (51% indirect ownership interest), Control Tech (Consolidated from March 2005, 90% direct ownership interest), Hartcourt Capital Inc. (100% ownership interest), Hartcourt China, Inc. (100% ownership interest), and Ai-Asia Inc. (100% ownership interest), and Hartcourt's investments in other entities located in Hong Kong and China. Our restated operations for the three months ended March 31, 2004 consisted of the operations of Huaqing (51% indirect ownership interest), Hartcourt China Inc. (100% ownership interest), Ai-Asia Inc. (100% ownership interest), and Hartcourt Capital Inc. (100% ownership interest) and Hartcourt's investments in other entities located in China and Hong Kong.

NET SALES AND COST OF SALES: We recorded net sales of $11,217,913 for the three months ended March 31, 2005, compared to $17,321,854 for the same periods in 2004, excluding the discontinued operations. Our sales during the three months ended March 31, 2005 represented revenues derived from sale of Samsung products in Shanghai and sales of multimedia products in China. In the three month period ended on March 31, 2005, 67% of total revenue came from sales of Samsung monitor while 31% came from sales of Samsung notebooks. Multimedia products sales, which primarily derived from the selling of Radvision products, accounted for the remaining 2%. Compared to a year ago, for the three-month period ended March 31, 2004, 99% of our sales were derived from Samsung monitors.

Excluding the Zhejiang Samsung revenue last year, our Samsung sales in Shanghai grew 17% quarter-on-quarter.

We obtained authorized distribution rights with respect to Samsung notebook computers beginning in August 2004. We acquired our multi-media products business in February 2005 and its financial results were consolidated in our financial statements beginning March 1, 2005.

Our cost of sales amounted to $10,760,728 for the three months ended March 31, 2005, compared to $17,141,075 for the same periods in 2004, excluding the discontinued operations. Cost of sales for the three months ended March 31, 2005 represented the cost of Samsung products and multimedia products. Cost of sales for the three months ended March 31, 2004 represented the costs of Samsung monitors.

Gross profit was $457,185, or 4.08%, for the three months ended March 31, 2005 compared to $180,779, or 1.04%, for the same period in 2004, an increase of 153%. Although the revenue of multimedia products accounted for 2% of sales for the three months ended March 31, 2005, it contribute a 44% gross margin, which accounted for approximately 25% of our total gross profit.

The multi-media business is our first step in shifting our investment and operation to more profitable segments of the Chinese technology market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Our selling, general and administrative expenses were $395,206 for the three months ended March 31, 2005 compared to $538,594 for the same periods in 2004. a decrease of $143,388, or 26%, due to lower legal and consulting expenses, reflecting our cost reduction efforts.

DEPRECIATION AND AMORTIZATION EXPENSES: Our depreciation and amortization expenses were $16,384 for the three months ended March 31, 2005 compared to $12,189 for the same periods in 2004. The increase was primarily due to our acquisition of Control Tech.

INTEREST INCOME: Interest income was $12,721 and $8,801 for the three ended March 31, 2005 and 2004. The $3,920 increase was due to interest income from a third party borrowing from Huaqing.

INTEREST EXPENSES: Interest expenses were $15,936 and $51,519 for the three months March 31, 2005 and 2004. The decrease of $35,583, or 69%, was primarily due to the exclusion from our consolidated financial statements of the financial results of Hang Zhou Huaqin, which we disposed of in 2004.

OTHER REVENUE: Other revenue mainly represented income from warranty services and other after-sales services.

INCOME FROM CONTINUING OPERATIONS: Income from continuing operations for the three months ended March 31, 2005 was $101,548, compared to a loss of $376,544 a year ago, primarily as the result of dramatically improved gross margins due to the addition of our multimedia business, coupled with lower operating expenses in the first quarter of 2005.

MINORITY INTEREST: Minority interest represented the profit shared by the minority shareholders of Huaqing (49%) and Control Tech (10%).

INCOME TAX: We made provision for US and PRC income taxes of $47,967 and $34,247 for the three months ended March 31, 2005 and 2004, respectively. This provision for taxes relates to the estimated amount of taxes that would be imposed by tax authorities in the PRC. None of our income is subject to U.S. taxes.

LIQUIDITY AND CAPITAL RESOURCES:

Our principal capital requirements during 2005 have been primarily funded by Chinese short term bank loans, and to a lesser extent, the issuance of securities.

As shown in our accompanying financial statements, we had a net income of $30,046 for the three months ended March 31, 2005 as compared to a net income of $57,842 for the same periods in 2004, helped by an one-time gain from discontinued operation. Our current assets exceeded our current liabilities by $3,205,077 as of March 31, 2005.

As of March 31, 2005, we had working capital of US$3,205,077. In addition to our working capital on hand, we intend to obtain needed capital through a combination of bank loans, staff loans and the sale of our equity securities. However, there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities. If we are unable to raise the necessary additional working capital, our operations and financial condition may be adversely affected.

OPERATING ACTIVITIES: During the three months ended March 31, 2005, net cash used in operating activities decreased to $1,191,901, compared to $2,066,308 during the same period in 2004. The decrease in cash used in operating activities resulted mainly from improved (lower) trade receivables and inventories.

INVESTING ACTIVITIES: Net cash provided by investing activities during the three months ended March 31, 2005, was $845,587 compared to $5,240,652 for the same period in 2004.. The cash provided by investment activities in the first quarter of 2005 was mostly due to $789,441 proceeds from disposal of Guowei. The $5.2 million cash provided by investment activities in 2004 was mainly derived from consolidation of cash from newly acquired businesses in the amount of $5.1 million.

FINANCING ACTIVITIES: Net cash used in financing activities during the three months ended March 31, 2005 equaled to $433,118 compared to cash provided by financing activities of $1,176,117 during the same period in 2004. Net cash used in financing activities in first quarter of 2005 was mostly due to payment of SEC judgment in the amount of US$560,000. Please refer to details of the SEC litigation in the Part II, Item 1, Legal Proceedings of this document. Cash provided by financing activities during first quarter of 2004 was mainly proceeds from sales of our common stock totaling approximately $1.3 million.

As a result of the above activities, we experienced a net decrease in cash of $779,432 for the three months ended March 31, 2005.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties that are described in our 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005. A number of important factors could cause our future results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements. These factors include, but are not limited to: (i) competition from other IT product distributors in the markets in which we operate; (ii) rapid technological change and change of our vendor distribution relationship; (iii) our ability to successfully implement growth strategies; (iv) the effects of changes in laws, regulations or accounting policies or practices, including changes in tax treatments and financial incentives currently available in the PRC and changes in regulations that may forbid or severely restrict foreign investment in our industry; (v) our ability to maintain sufficient liquidity and access capital markets to allow us effectively to pursue our acquisition strategy; (vi) influence over stockholder votes by certain existing large stockholders who control a substantial interest in the Company; (vii) customer demand for our products and services; (viii) our ability to increase market share and control expenses; (ix) the possibility of tightening of foreign exchange controls by the Chinese government; (x) our ability to retain and recruit qualified personnel; (xi) the strength of the global economy in general and the strength of the Chinese economy in particular;
(xii) our success at managing the risks involved in the foregoing.

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


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer
(CEO) and our interim Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and our CFO concluded that, as of March 31, 2005, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

SECURITIES AND EXCHANGE COMMISSION V. THE HARTCOURT COMPANIES, INC., ET AL.

The SEC filed a complaint in the U.S. District Court for the Central District of California for alleged securities violations by Hartcourt. The complaint alleges that we illegally used a SEC Form S-8 Registration Statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by us from September 9, 1999 through November 18, 1999. The SEC was initially seeking disgorgement from Hartcourt of approximately $821,000 in civil penalties and interest, as well as an injunction against future securities laws violations.

On December 17, 2004, the court granted partial summary judgment to the SEC. Subsequently, on March 11, 2005, the court entered final judgment in this case. The court found that in 1999, Hartcourt violated Sections 5 and 17(a) of the Securities Act of 1933 and Rule 10b-5 under the Securities Exchange Act of 1934 in connection with sales of securities using a Form S-8 Registration Statement. The court enjoined Hartcourt from future violations of the registration and antifraud provisions of the federal securities laws. The court also issued an order directing that civil penalties be imposed against Hartcourt in the amount of $275,000 and ordered that the amount of $819,363 from the stock sales be disgorged and both be paid directly to the SEC. As of April 12, 2005, Hartcourt has satisfied the entire $1.1 million monetary portion of the judgment.

APOLLO FINANCIAL NETWORK, LLC VS. THE HARTCOURT COMPANIES, INC.

Apollo Financial Network filed an action for alleged breach of contract arising out of a consulting agreement with us which was canceled in January 1999. We accepted an offer to compromise which included the entry of judgment in the amount of $11,500, which represents an amount less than the projected costs of defense. Judgment in such amount was entered against Hartcourt on November 20, 2002. We have not yet made the payment to the plaintiff and the liability with respect to the judgment has been accrued on our balance sheet.

JOHN A. FURUTANI VS. THE HARTCOURT COMPANIES, INC.

John A. Furutani, Hartcourt's former attorney, filed a complaint against Hartcourt for alleged breach of contract in the amount of $54,441 arising out of legal representation of Hartcourt and its co-defendant Alan Phan with respect to the SEC litigation. On May 17, the parties agreed to settle the matter for $37,000.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2005, we issued 226,888 shares of our common stock valued at $44,383 to all of our directors and certain of employees in lieu of cash compensation. These shares of common stock were issued pursuant to Regulation S under the Securities Act. There was no underwriter involved in this issuance.

On February 25, 2005, we issued to the former shareholder of Control Tech an aggregate of 19,588,875 shares of our common stock valued at $1,958,888 for purchase of 90% equity interest in Control Tech, as contemplated by the definitive purchase agreement. These shares of common stock were issued pursuant to Regulation S under the Securities Act. There was no underwriter involved in this issuance.

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

On February 28, 2005, upon disposal of Shanghai Guowei Science and Technology Co., Ltd., we received 2,951,800 shares of our common stock valued at $295,180. Those shares have been returned for cancellation.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits

       31.1  Certificate of CEO as Required by Rule 13a-14(a)/15d-14

       31.2  Certificate of CFO as Required by Rule 13a-14(a)/15d-14

       32 Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

    b) Reports on Form 8-K

       On January 5, 2005, the Company appointed Mr. Richard Hyland as Interim Chief Financial Officer, effective immediately. File number 05524580. Incorporated here in by reference.

       On February 21, 2005, the Company completed the acquisition in Control Tech Electronics (Shanghai) Co., Ltd. file number 05646850. Incorporated herein by reference.

       On March 29, 2005, the Company entered into share purchase agreement with a group of PRC investors for private offering. File number 05727692. incorporated herein by reference.

       On April 11, 2005, the Company accepted the resignation of Richard Hyland as Interim Chief Financial Officer. The Company appointed Carrie Hartwick as Interim Chief Financial Officer effective April 14, 2005. File number 05756511. incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Hartcourt Companies, Inc.

Date:  May 20, 2005                     By: /s/ Carrie Hartwick
                                            ---------------------------------
                                            Carrie Hartwick
                                               CHIEF EXECUTIVE OFFICER
                                               INTERIM CHIEF FINANCIAL OFFICER