Form 10KSB/A
period 2004-12-31
HARTCOURT COMPANIES INC
filed 2005-06-29
CIK 949427

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           FORM 10-KSB/Amendment No. 2
(Mark One)

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


                                           THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                                                      Common
                                           Common Stock                   Preferred Stock           Additional         Stock
                                    ----------------------------    ----------------------------      Paid-In      Subscriptions
           Description                  Shares         Amount          Shares          Amount         Capital        Receivable
--------------------------------    ------------    ------------    ------------    ------------    ------------    ------------
Balance - December 31, 2002           88,518,023    $     88,518           1,000    $         10    $ 55,669,100    $          -

Shares issued for consulting
  services                             2,174,667           2,175               -               -         160,246
Shares issued for compensation         1,857,900           1,858               -               -         260,288
Shares issued for executions of
  cashless option                      1,000,000           1,000               -               -          99,000
Shares issued in connection of
  acquisition                         50,349,243          50,349               -               -      15,671,553               -
Share issued for execution of
  cashless warrants                      714,794             715               -               -            (715)              -
Subscriptions receivable              31,298,535          31,299               -               -       2,620,195      (1,842,326)
Sale of treasury stocks                        -               -               -               -        (451,187)       (805,802)
Unrealised loss on disposal of FTL             -               -               -               -               -               -
Net loss                                                                       -               -
                                    ------------    ------------    ------------    ------------    ------------    ------------

Balance -December 31, 2003           171,157,104    $    171,157           1,000    $         10    $ 70,858,036    $ (1,842,326)
                                    ============    ============    ============    ============    ============    ============

                                          Treasury Stock               Other                          Total
                                    ---------------------------    Comprehensive    Accumulated    Shareholders'
           Description                 Shares         Amount           Loss           Deficit         Equity
--------------------------------    ------------   ------------    ------------    ------------    ------------
Balance - December 31, 2002            5,610,588   $ (3,723,928)   $    (71,094)   $(51,053,395)   $    909,211

Shares issued for consulting
  services                                                    -                                         162,421
Shares issued for compensation                                -                                         262,145
Shares issued for executions of
  cashless option                                                                                       100,000
Shares issued in connection of
  acquisition                                  -              -               -               -      15,721,902
Share issued for execution of
  cashless warrants                            -              -               -               -               -
Subscriptions receivable                       -              -               -               -         809,168
Sale of treasury stocks                  500,000                                                         48,813
Unrealised loss on disposal of FTL             -              -       1,004,581               -       1,004,581
Net loss                                                                               (758,480)       (758,480)
                                    ------------   ------------    ------------    ------------    ------------

Balance -December 31, 2003                48,728   $    (48,728)   $    933,487    $(51,811,875)   $ 18,259,761
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

Note receivable from Shenzhen Raiser, interest at 2.5% per
annum, 21 installment payments due December 31, 2009. secured
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

                                                           Common
                                                            Stock     Additional                       Other                Total
                             Preferred        Common     Subscriptions Paid In     Treasury Stock Comprehensive  Accum. Shareholders
         Description      Shares Amount  Shares    Amount  Receivable  Capital    Shares    Amount     Loss      Deficit   Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002  1,000 10  88,518,023   88,518        -- 55,669,100 5,610,588(3,723,928) (71,094)(51,053,395)   909,211

Shares issued for consulting
     services                   -- --   2,174,667    2,175        --    160,246        --        --       --          --    162,421
Shares issued to executive and
staffs in
 Of compensation and services   -- --   1,268,440    1,268   196,127    197,395
Stock subscriptions, received   -- --  31,298,535   31,299(1,842,326) 2,620,195        --        --       --          --    809,168
Shares issued to directors
     in lieu of compensation
     & services                 -- --     589,460      589        --     64,161        --        --       --          --     64,750
Shares issued for execution of
stock option                            1,000,000     1,000       --     99,000        --        --       --          --    100,000
Cancel of treasury stocks              (4,756,058)   (4,756)      -- (3,170,444)(4,756,058)3,175,200      --          --         --
Sale of treasury stock          -- --          --      --         --   (451,187) (805,802)   500,000      --          --     48,813

Shares issued for execution of
Cashless warrants               -- --     714,794     715         --       (715)       --        --       --          --         --

Shares issued in connection of
acquisition                     -- --  50,349,243  50,349         --  15,671,553       --        --       --          --  15,721,902

Unrealized loss on disposal
Of FTL                          -- --          --      --         --         --        --        --    1,004,581      --   1,004,581
Net Loss                        -- --          --      --         --         --        --        --       --    (758,480)  (758,480)
                             -------------------------------------------------------------------------------------------------------
Balance - Dec 31, 2003       1,000 10 171,157,104 171,157 (1,842,326)70,858,036    48,728   (48,728) 933,487 (51,811,875)18,259,761
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

               The total consideration for the acquisition was valued at $3,304,597, paid by the issuance of 13,769,156 common shares at value of $0.24 per share of Hartcourt, the newly issued common shares are restricted under Rule of 144 of the securities laws.
               Under the agreement, Newhuasun guaranteed to generate a net operating profit of $543,596 (RMB 4.5 millions) and income of $48.3 millions (RMB 4 billion) for the current year ended December 31, 2003. The Company has the right to cancel the sales agreement, if Newhuasun cannot meet the profit and income promised.
  Newhuasun
  Condensed balance sheet
  As of acquisition date April 30, 2003
CURRENT ASSETS
  Cash and cash equivalent                     $   515,648
  Account receivables                               11,242
  Inventories                                      945,235
  Prepayment, deposit & others                     307,722
  Due from related parties                       1,338,357
                                               -----------
TOTAL CURRENT ASSETS                             3,118,204
                                               -----------
   Properties & equipment, net                      (5,813)
                                               -----------
TOTAL ASSETS                                     3,112,391
                                               ===========
LIABILITIES & SHAREHOLDERS' EQUITIES
CURRENT LIABILITIES:
   Short term loan                                 613,779
   Accrual and other payables                    1,028,482
                                               -----------
TOTAL CURRENT LIABILITIES                        1,642,261
                                               -----------
SHAREHOLDERS EQUITIES
   Common stock                                $   241,598
   Accumulated profit                            1,228,532
                                               -----------
TOTAL SHAREHOLDERS' EQUITIES                     1,470,130
                                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITIES   $ 3,112,391
                                               ===========
                                      F-23

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
----------------------- -------------------- ---------------- ------------------

NOTE 14   BANK LOANS

As of December 31, 2003, there are 4 bank loans, secured, and with interests. The summary of this loans is as follows:

                             Interest
                               rate
Subsidiaries   Amount          (Per    Due Date
Name                          annual)                   Secured By
------------- ------------ ----------- -------- ----------------------------------------
Wenzhou       $ 120,793      4.00%     2/2004    Fixed deposit amounting to RMB 1 million
ZhongNam

Huaqing       $ 376,048      4.80%     10/'2004  Properties & subsidiaries Director
                                                 Personal Guarantee

Guowei        $ 362,398      4.86%     9/2004    Corporate & Director Guarantees
                                                 Personal properties

Newhuasun     $ 724,734      5.00%     10/2004   Subsidiaries Director / Financial
                                                 controller
                                                 of Hartcourt personal guarantee
              ------------
              $ 1,583,973
              ============

The loan for the current and prior years ended December 31, 2003 and 2002 is as follows:

                                                             2003           2002
                                                       ----------     ----------
                      Current portion                  $1,583,973     $        0
                      Non current portion                       0              0
                                                       ----------     ----------
                      Total Bank loan                  $1,583,973     $        0
                                                       ==========     ==========
                                      F-36

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