Form 10-K
period 2005-05-31
HARTCOURT COMPANIES INC
filed 2005-09-13
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[_]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

[x]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from January 1, 2005 to May 31, 2005.

Commission File Number 001-12671

THE HARTCOURT COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State of incorporation)	(IRS Employer Identification No.)

306 Yong Teng Plaza, 1065 Wuzhong Road, Shanghai, China 201103
(Address of principal executive offices, including zip code)

(011) (86 21) 5152 1577
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, US$0.001 par value

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes __ No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (based on the closing price of US$0.10) was approximately US$18 million. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. There were 193,848,137 shares of voting common stock with a par value of US$0.001 outstanding at August 25, 2005.

THE HARTCOURT COMPANIES, INC.
FISCAL 2004 FORM 10-K

As used in this Transition period report on Form 10-K, the terms “we”, “our”or “us”mean The Hartcourt Companies, Inc., a Utah corporation and its consolidated subsidiaries, unless the context indicates otherwise.

EXHIBIT 21.01
EXHIBIT 23.01
EXHIBIT 24.01
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01

This report contains forward-looking statements that involve risks and uncertainties. Please see the section entitled "Caution Regarding Forward-Looking Statements" in Item 7 of this report for important information to consider when evaluating such statements.

PART I

ITEM 1. BUSINESS.

General

The Hartcourt Companies, Inc., was incorporated in Utah in 1983. We are a business development company specializing in the Chinese Information Technology, or IT, market. We research and identify Chinese companies in the IT industry that meet our acquisition criteria. We acquire equity ownership or assets in the targeted companies to be part of our investment portfolio. On an on-going basis, we seek to maximize growth, profitability and liquidity of all of our operating subsidiaries under the Hartcourt umbrella.

Change in Fiscal Year End

We changed our fiscal year for financial reporting purposes from a calendar year to the 12-month period commencing June 1 and ending May 31.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Through a link to the SEC Web site, we make available free of charge on the Investor Relations section of our corporate Web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of Hartcourt's fiscal 2005 Form 10-K may also be obtained without charge by contacting Ms. Ni Ting Ting, The Hartcourt Companies, Inc., Suite 306, Yong Teng Plaza, 1065 Wuzhong Road, Shanghai, China 201103 or by calling (011) (86 21) 5152 1577.

Business Overview

We are a distributor of internationally well known brand named IT hardware products and related software and services. The main products are Samsung branded notebooks and monitors. We also distribute audio and video conference products. Almost all of our revenue for the last two fiscal years and for the transition period ended May 31, 2005 was attributed to distribution revenues from sales of IT products in China. Our Samsung distribution business began in March~~,~~ 2003, through the acquisition of a Chinese company named Huaqin Shanghai, who was the distributor of Samsung monitors in the Eastern part of China. In August 2004, Huaqin Shanghai obtained additional distribution rights from Samsung for its notebook product line in the same geographic area. In February 2005, we acquired major assets from a Chinese company named Beijing Control Tech, who was the distributor of ClearOne audio products and Radvision video conference products and services in China. Control Tech’s agreement with Radvision terminated on April 1, 2005.

Most international and domestic manufacturers of IT products in China rely on distributors, such as Hartcourt, to augment their sales and marketing operations. As a stocking, marketing, and financial intermediary, the distributor relieves manufacturers of a portion of the costs and personnel associated with stocking and selling their products (including otherwise sizable investments in finished goods inventories, accounts receivables and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers a broad range of customers the convenience of accessing from a single source with multiple products and rapid or scheduled deliveries, as well as other value-added services such as after sales service. The growth of the IT distribution industry in China has been fostered by many manufacturers who recognize that distributors are essential extensions of their marketing organizations. Most of our customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers.

Our sales organization is divided by product lines, such as the monitor group, notebook group, audio group and video group. Zhou Jing Jing, our Vice President of Operations, who started with the Company in July, 2005, is responsible for our sales organization. We have a centralized online Enterprise Resources Planning (ERP) system to support the daily operations, connecting order taking, inventory management, distribution, credit, accounting and other related functions.

We have authorized distribution rights with respect to Samsung monitors, notebooks and certain digital products covering the consumer and commercial product distribution channels in Shanghai, a metropolitan city with a population of 20 million people. The authorized distribution agreement signed between Huaqing Shanghai , a 51% owned subsidiary, and Samsung has one-year terms and is renewed on an annual basis. In exchange for this authorized distribution right, as well as purchase price protection and reimbursed advertising and promotion expenses from Samsung, we are required to achieve quarterly purchase targets set by Samsung and perform sales promotion and advertising activities under Samsung's direction, in addition to meeting other Samsung operational requirements. Approximately 94% of our sales for the five month transition period comprised of Samsung products, of which, monitors accounted for 70% of the revenue and notebooks accounted for the remaining 30% revenue. 95% of our revenue derived from Sansung monitors in 2004 with the remaining from Samsung notebooks.

The markets in which we compete are dynamic and highly competitive. We expect competition to intensify in the future. Our current and potential competitors include the local distributors of Philip and LG monitors in the Shanghai region, as well as other distributors of notebooks made by multinational and leading Chinese notebook manufacturers

The principal competitive factors that affect the market for our business are available working capital to finance the revenue growth in terms of inventory and trade receivable; the ability to contain operating costs, as well as adding new product lines to our distribution list.

Although Huaqin Shanghai has been the exclusive distributor for select Samsung IT products in the Shanghai region for the last 5 years, much of the services we provide can be performed by our competitors. In addition, there is a risk that Samsung may allow our competitors or new entrants to the market to take a portion of our Samsung distributor business which would have an adverse impact on our business and revenues.

We sell Samsung monitors, notebooks and digital devices to large regional retail stores and to second tier distributors who then resell to smaller retail stores. To promote Samsung's upscale product image, we also manage several Samsung image stores in Shanghai, selling a full range of Samsung consumer electronic products in Shanghai's downtown shopping districts in partnership with Samsung. For the Samsung products for which we have authorized distribution rights, we provide product warranty services to retail consumers on behalf of Samsung. In addition, we provide and charge for after-sales repair, maintenance and service. Our largest customer in the five month transition period in 2005 for the Samsung products was Guowei, a chain store with more than a dozen retail outlets in Shanghai accounted for 11.4% of revenue. Our second largest customer was Yongle, a mega consumer electronic store with over 40 outlets in Shanghai, who made up 8.3% of our Samsung sales for the five month transitional period. Aiwei, a second tier distributor, accounted for 6% of revenue. No other customer or distributor made up more than 5% of our total sales for the five month transitional period. In 2004, Hangzhou Huaqin made up 15% of our sales while no other customer made up more than 5% of our revenue.

We source our products from Samsung. As of May 31, 2005, approximately 77% of our Samsung inventory consisted of monitors and the remaining 23% consisted of notebooks. It is the current practice of Samsung to protect its distributors, such as the Company, against the potential write-down of such inventories due to technological changes or Samsung's price reductions. Under the terms of the distributor agreement, and assuming the distributor complies with certain conditions, Samsung is required to credit us for inventory losses incurred through reductions in manufacturers' list prices of the items.  Because most of our business is on an as-needed basis and varies slightly, we have no customer orders extending more than a week into the future.

We added audio/video equipment distribution business in March 2005, after acquiring major assets from Control Tech, a Chinese distribution company specializing in this industry for the past 8 years. This portion of our business accounts for 6% of Hartcourt revenue at the end of May 2005. 95% of the revenue from the audio/video equipment distribution segment of our business was proceeds from our agreement with Radvision which terminated on April 1, 2005.

In April 2005, Radvision informed Control Tech it terminated the distribution agreement. Up to mid June, Control Tech and Radvision were still engaged in high level management discussions of continuing the distributor relationship and placing purchase orders for the second quarter of 2005. After careful consideration Control Tech concluded the conditions offered by Radvision were unfavorable, therefore declined to place more purchase orders with Radvision. Control Tech is trying to amicably resolve the disputes with Radvision and move on with its future business.

CORPORATE STRUCTURE

Hartcourt is a U.S. registered company that conducts its business solely in China through wholly and majority owned subsidiaries and indirectly majority owned subsidiary in order to comply with China's foreign ownership restrictions.

Through Shanghai Jiumeng Information Technology Company Limited, we own 51% of the equity of Shanghai Huaqin, our main operating subsidiary for the Samsung distribution business. Chinese investment regulations do not explicitly allow foreign companies such as Hartcourt to own Chinese entities. As such, Hartcourt uses Shanghai Jiumeng, a Chinese legal entity owned by its employees, as the registered owner of a 51% equity stake of Shanghai Huaqin in China. Of our 51% shareholdings in Shanghai Jiumeng, 90% of such stake is owned by Mr. Kang Bin, our financial controller, and 10% of such stake is owned by Ms. Ni Ting Ting, an employee of the Company, both of whom are People's Republic of China, or PRC, citizens. The two employees serve as our nominees. Each employee has signed nominee agreements to pledge all their rights in Shanghai Jiumeng to Hartcourt.

We have entered into a series of contractual agreements with our subsidiary Huaqing, its shareholders and our nominees. As a result of these contractual agreements, we are considered the majority beneficiary of all of our subsidiaries and accordingly we consolidate all of our subsidiaries' results of operations in our financial statements.

The contractual agreements provide us with substantial ability to control Huaqing. Pursuant to these contractual agreements:

•	our nominees have granted an irrevocable proxy and power of attorney to us to exercise the right to appoint the majority of directors in Huaqing;

•	the shareholders of Huaqing may not enter into any transactions that may materially affect its assets, liabilities, equity or operations without our prior written consent by Hartcourt;

•	any dividend or other payment for shareholder benefits received by our nominees from Huaqing on our behalf is to be paid to us directly;

•
we may purchase or transfer the entire equity interest in, or all the assets of Huaqin held by our nominees on our behalf for a purchase price of the lower of RMB 1 or the lowest price permitted under PRC law when and if such purchase is permitted by PRC law or our nominees cease to be directors of Huaqin or employees of Hartcourt;

•
our nominees have pledged their equity interest in Huaqing to us to secure the payment obligations of acquisitions of controlling interests in Huaqing, under the sales and purchase agreements between us and the shareholders of Huaqing;

•	our nominees will not transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in Huaqing without our prior written consent.

Our contractual arrangements with Huaqing, its shareholders and our nominees may only be amended with the approval of the audit committee of our board of directors.

In the opinion of the Zhonglun Law Firm (Shanghai), our PRC legal counsel:

•	the ownership structures of our subsidiary are in compliance with existing PRC laws and regulations;

•	our contractual agreements with Huaqing, its shareholders and our nominees are valid and binding, and will not result in any violation of PRC laws or regulations currently in effect;

•	the business operations of our subsidiary are in compliance with existing PRC laws and regulations in all material aspects; and

•
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

In April~~,~~ 2004, the China Ministry of Commerce officially announced that foreign investors such as the Company, would be allowed to establish wholly or majority foreign-owned wholesale and retail enterprises in the PRC starting from December 11, 2004. We have engaged a PRC law firm to study the newly effective regulations and the steps we could take to apply for the relevant business license in view of the relaxed foreign equity ownership rules in the wholesale sector in regard to our Samsung distribution business.

Intellectual Property

None.

Employees

As of August 9, 2005, we had approximately 80 employees all of which are located in China. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer reasonable compensation and a good working environment. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

ITEM 2. PROPERTIES.

Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations are shown in the table below. We have renewal options on many of our leases.

		Approximate	Lease
		Square	Expiration
Location	Purpose	Meters	Dates
Shanghai, China	Principal offices and corporate headquarters	350	August 2007

We also lease warehouse distribution centers and administrative facilities in the markets that we serve.
Our management believes that our facilities are well-maintained, adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 21 to the financial statements for more information about our lease commitments.

ITEM 3. LEGAL PROCEEDINGS.

(1) SECURITIES AND EXCHANGE COMMISSION V. THE HARTCOURT COMPANIES, INC., ET AL., CASE NO. CV03-3698LGB(PLAX) (C. D. CAL.)

The SEC filed a complaint for alleged securities violations by Hartcourt. The complaint alleged that Hartcourt illegally used a Form S-8 registration statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by us from September 9, 1999 through November 18, 1999. The SEC complaint sought disgorgement from the Company of approximately US$821,000 in civil penalties and interest, as well as an injunction against future security law violations.

On March 11, 2005, the U.S. District Court for the Central District of California entered the Final Judgment in this case. The court found that in 1999, the Company violated Sections 5 and 17(a) of The Securities Act of 1933 and Rule 10b-5 under the Securities Exchange Act of 1934 in connection with sales of securities using a Form S-8 Registration Statement. The court issued an order directing that civil penalties be imposed against the Company in the amount of US$275,000. The court also ordered that the amount of US$819,363 from the stock sales be disgorged and that the Company be enjoined from future violations of the securities laws. The Company has fully accrued the amount in the accompanying financial statements. As of April 14, 2005, the Company has paid off the entire US$1.1 million judgment to the SEC.

(2) JOHN A. FURUTANI VS. THE HARTCOURT COMPANIES, INC.

John A. Furutani, Hartcourt's former attorney, filed a complaint against the Company for alleged breach of contract in the amount of US$54,441 arising out of legal representation of the Company and its co-defendant Alan Phan with respect to the SEC litigation. Both parties reached an agreement to settle the dispute out of court on June 30, 2005 and filed a dismissal of the complaint on July 21, 2005. All conditions of the settlement have been satisfied.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

(a) Executive Officers

The following table shows Hartcourt's executive officers as of August 25, 2005 and their areas of responsibility. Their biographies follow the table. There are no family relationships between any director or executive officer and any other director or executive officer of Hartcourt. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position	Date Held
Carrie Hartwick	43	Director Chief Executive Officer President Interim Chief Financial Officer	Since June 2004 Since June 2004 Since November 2003 Since April 2005

Jing Jing Zhou	43	Vice President Operation	Since July 25, 2005

CARRIE HARTWICK, President, Chief Executive Officer, and Interim Chief Financial Officer, age 43. Ms. Hartwick joined Hartcourt at the end of December 2003 as CFO and President. She became the CEO in June 2004. Prior to her current position, she was the finance director of Dell China/HK from May 2000 to August 2003, and before that, served as the finance director of Gillette China and held various positions within Johnson & Johnson including Finance Controller for Johnson & Johnson Shanghai. Ms. Hartwick holds a Bachelor of Accounting degree from Rutgers University.

JING JING ZHOU, Vice President of Operation, age 43. From February 1998 to April 2005, Mr. Zhou was with Newsky Technology Group, a public listed company in the Shanghai Stock Exchange where he was the vice president in charge of software division. From 1984 to 1998, Mr. Zhou worked in Nantian Electronic Information Group, a public listed company in the Shenzhen Stock Exchange. While Mr. Zhou was with Nantian, he held positions in software development, customer service, sales and market, and vice general manager. Mr. Zhou received his Bachelor of Science degree from Northwest Industrial University in China.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock is quoted on the NASD's Over-the-Counter Bulletin Board under the symbol "HRCT.OB". The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the NASD Over-the-Counter Bulletin Board, as adjusted for all previously effected stock splits.

COMMON STOCK
BY QUARTER ENDED	HIGH	LOW
YEAR ENDED DECEMBER 31, 2003
March 31, 2003	US$.10	US$.05
June 30, 2003	US$1.12	US$.08
September 30, 2003	US$.92	US$.52
December 31, 2003	US$.86	US$.52

YEAR ENDED DECEMBER 31, 2004
March 31, 2004	US$0.79	US$0.47
June 30, 2004	US$0.58	US$0.20
September 30, 2004	US$0.28	US$0.17
December 31, 2004	US$0.26	US$0.14

PERIOD FROM JAN. 1, 2005 TO MAY 31, 2005
March 31, 2005	US$0.17	US$0.08
May 31, 2005	US$0.14	US$0.09

The last reported sale price of our common stock on the OTC Bulletin Board on August 25, 2005 was US$0.072. As of August 25, 2005 we had approximately 844 shareholders of record. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record.

Although our common stock is quoted on the OTC Bulletin Board it trades with limited volume. Consequently, the information provided above may not be indicative of our common stock price under different conditions.

We did not pay any cash dividends on our common stock for the five month transition period ended May 31, 2005 and our years ended December 31, 2003 and December 31, 2004. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

The following information sets forth the outstanding shares the Company sold without registration under the Securities Act of 1933. All transactions were effected in reliance on various exemptions from registration under the Securities Act of 1933 for transactions not involving a public offering. There are two primary exemptions under Regulation S: Rule 903 relates to offerings of securities by issuers and Rule 904 relates to secondary offerings of securities. There were no underwriters in any of these transactions.

On January 1, 2005, we issued an aggregate of 226,888 shares of our common stock valued at US$44,384 to our directors and certain of employees in lieu of cash compensation.

On February 25, 2005, we issued to the former shareholders of Control Tech an aggregate of 19,588,875 shares of our common stock as contemplated by the definitive purchase agreement.

On March 29, 2005, we entered into a share purchase agreement to issue and sell 8,500,000 shares of our common stock in an offshore transaction under Regulation S of the Securities and Exchange Commission to five Chinese investors at US$0.05 per share for total gross proceeds of US$425,000. On March 29, 2005, we entered into a share purchase agreement to sell 17,142,857 shares of our common stock in an offshore transaction under Regulation S to Ever Growth Holdings Ltd at US$0.035 per share for total gross proceeds of US$600,000.

Pursuant to equity issuances on May 10, 2005 and May 16, 2005, we issued an aggregate of 160,889 shares of our common stock valued at US$18,921 to all of our directors and certain of officers and employees in lieu of cash compensation.

On May 13, 2005, we issued 5,900 shares of our common stock valued at US$1,491 to a consultant for his consulting services rendered to the Company.

On February 28, 2005, related to disposal of Shanghai Guowei Science and Technology Co., Ltd., we received 2,951,800 shares of our common stock valued at US$295,180. Those shares have been returned and canceled.

WARRANTS

As of May 31, 2005, we had a warrant outstanding to purchase 29,010,239 shares of our common stock at a per share purchase price of US$0.058. This warrant was issued in connection with the engagement of Enlight Corporation Ltd., on October 23, 2002 with respect to a proposed private placement of our common stock. The warrant expires on October 22, 2005. On March 11, 2004, Enlight pledged not to exercise the warrants unless there is a buy-out of the Company either by management or a third party if we agreed to extend the term of the warrants October 22, 2009. We have not yet reached agreement with respect to an extension of the term of the warrants.

In connection with a private placement of Hartcourt shares with PYR Management LLC, on March 6, 2001, the Company issued a warrant exercisable for up to 4,000,000 shares of our common stock at a per share purchase price of US$0.69375. The warrant expired pursuant to its terms on January 26, 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

We have not repurchased any of our common stock during the transition period ended May 31, 2005.

On May 31, 2005, related to disposal of Beijing Challenge Group, we received 6,824,748 shares of our common stock valued at US$682,478. Those shares have been returned and canceled.

On May 31, 2005, related to disposal of Guangdong NewHuaSun Computer Co., Ltd., we received 13,769,156 shares of our common stock valued at US$1,376,916. Those shares have been returned and canceled.

Use of proceeds

During the five month period ended May 31, 2005, we issued 25,642,857 shares of our common stock in 5 offshore transactions to raise fund of US$1,025,000. The proceeds were received and used to pay for the disgorgement and penalty to SEC.

ITEM 6. SELECTED FINANCIAL DATA.

	Period Ended May 31	Year Ended December 31
	2005	2004	2003	2002	2001
	Thousands of US Dollars, except per share amount
Statement of income Data
Net Revenue	19,678	74,563	48,529	1,137	10,621
Operating income (losses) from continuing operations	345	(4,908)	1,152	(3,934)	(7,779)
Income (losses) from continuing operations	287	(5,449)	(552)	(4,158)	(8,517)
Net income (loss)	123	(15,452)	(758)	(2,559)	(5,391)
Basic and diluted earnings (losses) per weighted average share	0.001	(0.088)	(0.005)	(0.032)	(0.078)

Balance Sheet Data
Cash and cash equivalents	1,370	1,745	2,486	80	282
Total assets	17,414	19,981	34,271	4,472	9,267
Net current assets	4,409	4,531	6,636	(2,155)	(3,890)
Net assets	6,761	5,944	18,260	909	5,481
Long-term debt	--	--	--	--	462

Common Stock Data
Shares of Common Stock (Year-End)	193,739	171,659	171,157	88,518	73,886
Shares of Common Stock (Average)	191,504	175,646	135,565	80,416	68,880
Dividends Paid per Share	--	--	--	--	--
Book Value Per Share (Year End)	0.03	0.03	0.11	0.01	0.07

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We begin our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments underlying our financial statements. This is followed by a discussion of our Results of Operations that begins with an Overview followed by a more detailed discussion of our revenue and expenses. We then provide an analysis of our Liquidity and Capital Resources with a discussion of key aspects of our statements of cash flows, changes in our balance sheets, and our financial commitments. Following these discussions is the section entitled Risks That Could Affect Future Results which details some important factors that may significantly impact our future financial performance. You should also note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled "Caution Regarding Forward-Looking Statements" at the end of this Item 7 for important information to consider when evaluating such statements.

You should read this MD&A in conjunction with the Consolidated Financial Statements and Related Notes in Item 8.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Senior management has discussed the development and selection of these critical accounting policies and their disclosure in this Report with the Audit Committee of our Board of Directors.

Results of Operations

Our operations for the five months period ended May 31, 2005 consisted of operations of Huaqing (51% indirect ownership interest), Control Tech (Consolidated from March 2005, 90% direct ownership interest), Hartcourt Capital Inc. (100% ownership interest), Hartcourt China, Inc. (100% ownership interest), and Ai-Asia Inc. (100% ownership interest), and Hartcourt’s investments in other entities located in Hong Kong and China. Our restated operations for the five months period ended May 31, 2004 consisted of the operations of Huaqing (51% indirect ownership interest), Hartcourt China Inc. (100% ownership interest), Ai-Asia Inc. (100% ownership interest), and Hartcourt Capital Inc. (100% ownership interest) and Hartcourt's investments in other entities located in China and Hong Kong.

Operating revenue:

We recorded operating revenue of US$19.7 million for the five months period ended May 31, 2005, compare to US$29.2 million for the same period in 2004, or a 33% decrease. Our sales during the five months period ended May 31, 2005 mainly represented revenues derived from sale of Samsung monitors and notebooks in Shanghai and sales of multimedia products in China, while sales revenue during the five months period ended May 31, 2004 mainly represented revenues derived from sales of Samsung monitors in Zhejiang and Shanghai area.

Samsung monitor sales in Zhejiang province did not sell through Huaqin Shanghai from the beginning of 2005. Huaqin Shanghai disposed of equity interest in Huaqin Hangzhou in August 2004 and Huaqin Hangzhou signed a separate distribution agreement with Samsung at the beginning of 2005. Huaqin Shanghai sales increased 25% compared to same period last year over the same geographic area. The increase comes from the addition of Samsung notebook sales.

Our multi-media products sales were consolidated in our financial statements beginning March 1, 2005.

Our cost of sales amounted to US$18.4 million for the five months period ended May 31, 2005, compare to US$28.6 million for the same period in 2004, excluding the discontinued operations. Cost of sales for the five months ended May 31, 2005 represented the cost of Samsung products and multimedia products. Cost of sales for the five months ended May 31, 2004 represented the costs of Samsung monitors.

Gross profit was US$1.2 million, or 6.3%, for the five months period ended May 31, 2005 compared to US$0.6 million, or 1.9%, for the same period in 2004, an increase of 219%. Overall Samsung gross margin doubled, from last year’s 2% to this year’s 4%. Multimedia products are a major gross margin contributor, accounted for nearly 40% of the total gross profit for the five months period ended May 31, 2005.

Selling, general and administrative expenses:

Our selling, general and administrative expenses were US$862 thousand for the five months period ended May 31, 2005 compared to US$985 thousand for the same periods in 2004. a decrease of US$123 thousand , or 12%, due to lower operating expenses.

Depreciation and amortization expenses:

Our depreciation and amortization expenses were US$30 thousand for the five months period ended May 31, 2005 compared to US$23 thousand for the same periods in 2004, a 30% increase. The increase was primarily due to our acquisition of Control Tech assets.

Interest income:

Interest income was US$47 thousand and US$89 thousand for the five month period ended May 31, 2005 and 2004. The US$42 thousand decrease was mainly due to lower cash balances.

Interest expenses:

Interest expenses were US$200 thousand and US$195 thousand for the five months period ended May 31, 2005 and 2004. All the interest expenses were incurred by Huaqing, a 51% owned subsidiary, from short term bank loans to finance the Samsung distribution business.

Other revenue: Other revenue for the five month period ended May 31, 2005 were mainly from Samsung warranty services while in 2004 were resulted from disposal of a real estate property owned by our subsidiary Huaqin.

Income from Continuing Operations:

Income from continuing operations for the five months ended May 31, 2005 was US$345 thousand, compared to a loss of US$443 thousand for the same period a year ago, primarily due to addition of our multimedia business, coupled with lower operating expenses in the five month period ended May 31, 2005.

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

Chinese local tax authorities had not yet conducted annual tax audits of our subsidiaries and affiliates in China for the 2004 tax year. Management believes that there are no outstanding tax issues or liabilities at the time of this transition period report. All tax liabilities, if any, prior to the acquisition by us of our various Chinese subsidiaries or affiliates are solely the responsibility of the selling shareholders, as stipulated in each acquisition agreement.

We made provision for PRC income taxes of US$78,378 and US$82,670 for the five months ended May 31, 2005 and 2004, respectively. This provision for taxes relates to the estimated amount of taxes that would be imposed by tax authorities in the PRC. None of our income is subject to taxation by any U.S. governmental authority.

Liquidity and Capital Resources:

Our principal capital requirements during 2005 have been primarily funded by issuance of securities and to a lesser extent, Chinese short term bank loans.

As shown in our accompanying financial statements, we had a net income of US$123,082 for the five months period ended May 31, 2005 as compared to a net income of US$29,262 for the same periods in 2004, helped by one-time gain from discontinued operation in 2004. Our current assets exceeded our current liabilities by US$4,408,610 as of May 31, 2005.

As of May 31, 2005, we had working capital of US$4,408,610. In addition to our working capital on hand, we intend to obtain required capital through a combination of bank loans, staff loans and the sale of our equity securities. However, there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities. If we are unable to raise the necessary additional working capital, our operations and financial condition may be adversely affected.

Operating activities:

During the five month period ended May 31, 2005, net cash used in operating activities was US$1.3 million, compared to net cash provided by operating activities of US$1.6 million during the same period in 2004. The decrease in cash generated from operating activities resulted mainly from decrease of deferred revenue.

Investing activities:

Net cash provided by investing activities during the five months ended May 31, 2005, was US$0.8 million compared to net cash used in investing activities US$0.7 million for the same period in 2004. The cash provided by investment activities in the first quarter of 2005 was mostly due to proceeds from disposal of Guowei. The US$0.7 million cash used in investment activities in 2004 was mainly resulted from the net effect of (a) the payment of investment in Guowei of US$0.1 million and (b) payment of 0.6 million for investment in Beijing Challenge, (c) Huaqing’s payment of dividends to its minority shareholder of US$0.3 million (d) recovery of notes receivable of US$0.3 million.

Financing activities:

Net cash provided by financing activities during the five months ended May 31, 2005 equaled to US$46 thousand compared to cash provided by financing activities of US$26 thousand during the same period in 2004. Net cash provided by financing activities was mostly due to the net effect of (a) payment of SEC judgment in the amount of US$1.1 million. Please refer to details of the SEC litigation in the Part I, Item 3, Legal Proceedings of this document, (b) bank loans of US$0.2 million borrowed by Huaqing from local bank and (3) funds raised from private offering in the amount of US$1 million. Cash provided by financing activities during same period 2004 was mainly proceeds from sales of our common stock totaling approximately US$1.3 million, net off by payments to related parties, repayment of notes payables and bank loans totally US$1.3 million.

As a result of the above activities, we experienced a net decrease in cash of US$0.3 million for the five months ended May 31, 2005.

Research and Development

Presently the company is not undertaking any significant Research and Development efforts.

Off-Balance Sheet Arrangements

During the transition period ended May 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR OPERATING RESULTS AND OUR STOCK PRICE

In addition to the other information contained in this 5-month transitional report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.

WE DEPEND SUBSTANTIALLY ON CARRIE HARTWICK TO MANAGE THE ON-GOING BUSINESS. OUR BUSINESS AND GROWTH PROSPECTS MAY BE SEVERELY DISRUPTED IF WE LOSE HER SERVICES. OUR FUTURE SUCCESS IS HEAVILY DEPENDENT UPON THE CONTINUED SERVICE OF MS. HARTWICK.

Ms. Hartwick serves as our Chief Executive Officer, President and Interim Chief Financial Officer. Our only other executive officer is Mr. Zhou Jing Jing who recently joined Hartcourt as our Vice President of Operations managing the sales operation. If Ms. Hartwick is unable or unwilling to continue in her present positions, we will not be able to easily replace her and will incur additional expenses to recruit and train new personnel and may not be able to efficiently and effectively operate our business in the meantime. Our business could be severely disrupted and our financial condition and results of operations could be materially and adversely affected. Furthermore, since our industry is characterized by high demand and intense competition for talent, we may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future. We cannot assure you that we will be able to attract or retain the key personnel that we will need to achieve our business objectives. Furthermore, we do not maintain key-man life insurance on Ms Hartwick or any of our other personnel.

IF WE CANNOT MAINTAIN DISTRIBUTION AGREEMENTS WITH OUR KEY VENDORS, OUR ON-GOING BUSINESS WILL BE SEVERELY IMPACTED OR FAIL.

Over 90% of our revenue in the transition period from January 1, 2005 through May 31, 2005, was generated from sales of Samsung products. We sign an annual distribution contract with Samsung. There is no guarantee the distribution contract will be renewed. If our relationship with Samsung is severed, we will experience major revenue or profit decline.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST AND HAVE A HISTORY OF NEGATIVE CASH FLOW FOR OPERATIONS AND MAY NOT ACHIEVE OR SUSTAIN CONSISTENT PROFITABILITY, WHICH COULD RESULT IN A DECLINE IN THE VALUE OF OUR COMMON STOCK OR OUR INABILITY TO SUPPORT OUR OPERATIONS OR FUTURE CAPITAL REQUIREMENTS.

We have received a report from our independent auditors containing an explanatory paragraph that describes doubt about our ability to continue as a going concern due to our historical operating losses and recurring negative working capital. We have incurred net losses and experienced negative cash flows from operations in the last 5 years. As of May 31, 2005, we had an accumulated deficit of approximately US$67 million. As we shift our business from volume driven computer hardware products to more profitable market segments with products low in volume and revenue but high in profit, our revenue will decrease in the near future.

Whether we can achieve cash flow levels sufficient to support our operations, and whether we will then be able to maintain positive cash flow, cannot be accurately predicted. Unless such cash flow levels are achieved, we will need to borrow additional funds or sell debt or equity security, or some combination thereof, to provide funding for our operations. There can be no assurances that any additional debt or equity financing will be available to us on acceptable terms, if at all. The inability to obtain debt or equity financing could have a material adverse effect on our operating results, and as a result we could be required to cease or significantly reduce our operations, seek a merger partner or sell additional securities on terms that may be disadvantageous to shareholders. In addition, irrespective of our revenue, we may not achieve or sustain profitability in future periods as a result of our operating expenses.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE MARKETS FOR THE NOTEBOOK COMPUTER AND PRODUCTS FOR ANY REASON, INCLUDING CURRENT OR POTENTIAL COMPETITORS GAIN COMPETITIVE ADVANTAGE THROUGH PARTNERING OR ACQUISITION, OUR BUSINESS WILL FAIL.

Our business is extremely competitive, particularly with respect to prices, quantity and in certain instances, customer relationship. We compete with numerous regional and local distributors of similar products with different brand names. Many of our competitors, as well as certain potential competitors, have longer operating histories in the industry, greater name recognition, larger customer base and significantly greater financial, technical and marketing resources than ours. Any of our present or future competitors may provide services with significant performance, price, creativity or other advantages over those offered by us. We can provide no assurance that we will be able to compete successfully against our current or future competitors.

IF WE ARE UNABLE TO ANTICIPATE THE EVER CHANGING OF TECHNOLOGY TRENDS AND CUSTOMER NEEDS, OUR BUSINESS MAY BECOME OBSOLETE AND IRRELEVANT AND WE WILL FAIL.

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

IF WE ARE ABLE TO EXPAND OUR OPERATIONS PURSUANT TO OUR ACQUISITION STRATEGY, OUR FAILURE TO MANAGE GROWTH COULD HARM OUR BUSINESS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our ability to manage growth will not only be dependent on our ability to successfully integrate newly acquired IT businesses, but also on our ability to:

•	hire, train and manage additional qualified personnel;

•	establish new relationships or expand existing relationships with IT suppliers;

•	secure adequate capital;

•	identify and acquire or lease suitable premises on competitive terms;

•	maintain the supply of IT from IT suppliers; and

•	compete successfully in the Chinese IT sector.

Our inability to control or manage these growth factors effectively could have a material adverse effect on our results of operations and financial condition.

THE LIQUIDITY OF OUR COMMON STOCK IS AFFECTED BY ITS LIMITED TRADING ABILITY.

Shares of our common stock are traded on the OTC Bulletin Board under the symbol "HRCT.OB". There is currently no broadly followed established trading market for our common stock. An "established trading market" may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. The trading volume of our common stock historically has been limited and sporadic. As a result of this trading inactivity and the exchange, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

THE LACK OF BUSINESS INSURANCE COVERAGE IN CHINA COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINAL CONDITION AND RESULTS OF OPERATION SHOULD ANY MAJOR CATASTROPHIC DISASTER OCCURS.

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

OUR CURRENT CAPITAL STRUCTURE MAY NOT BE SUFFICIENT FOR US TO ACQUIRE NEW BUSINESS OR MAINTAIN ON GOING OPERATIONS.
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

COMPLIANCE WITH NEW RULES AND REGULATIONS CONCERNING CORPORATE GOVERNANCE MAY BE COSTLY AND TIME CONSUMING.

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for board and audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities law violations. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. These new rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

WHILE WE BELIEVE THAT WE CURRENTLY HAVE ADEQUATE INTERNAL CONTROL PROCEDURES IN PLACE, WE ARE STILL EXPOSED TO POTENTIAL RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE INTERNAL CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY.

We are evaluating our internal controls systems in order to allow management to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting, as required by this legislation. We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to allow our management to assess the effectiveness of our system of internal control as of the end of the transition period ended May 31, 2005, the end of our current fiscal year. Our independent auditors must then attest to and report on that assessment by our management to comply with the management certification and auditor attestation requirements of Section 404 of Sarbanes-Oxley (Section 404). As a result, we have and expect to continue to incur significant additional expenses and diversion of management's time. We may fail to timely complete our evaluation, testing and remediation actions in order to allow for this assessment by our management or our independent auditors may not be able to timely attest to our management's assessment. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission. Further, if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying a material weakness in our internal controls. Any such action could adversely affect our financial results and could cause our stock price to decline.]

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

RISKS RELATING TO THE PEOPLE'S REPUBLIC OF CHINA

SUBSTANTIALLY ALL OF OUR ASSETS ARE LOCATED IN CHINA AND SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM OUR OPERATIONS IN CHINA. ACCORDINGLY, THE CHINESE LAWS, RULES AND REGULATIONS WHICH CAN BE DIFFERENT FROM THE US LAWS, ARE PREVALENT IN GOVERNING OUR BUSINESS ACTIVITIES IN CHINA.

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

Because our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments again them in the PRC. After the consummation of acquisitions, all of our assets are located outside of the United States. It may be difficult for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws.
Caution Regarding Forward-Looking Statements

This Report contains forward-looking statements. These forward-looking statements include our statements regarding the following: our belief that we can deliver expected revenue and profit growth; our expectations regarding our ability to acquire suitable companies for future growth; assumptions underlying our Critical Accounting Policies, and our expectation that we will be able to raise sufficient cash for fund the acquisition and working capital needs for the next 12 months.

We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties include the following: the impact of intense competition in our business; difficulty in acquiring new businesses; difficulties with suppliers and distribution channels; significant impairment charges due to past acquisitions. In addition, the risks and uncertainties that are discussed in this Item 7 under the caption "Important Factors That May Affect Our Business, Our Operating Results and Our Stock Price" may also impact these forward-looking statements. We encourage you to read that section carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of May 31, 2005, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.72% to 1.62% per annum.

Interest Rate Risk

Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments.

Impact of Foreign Currency Rate Changes
Since we translate foreign currencies (primarily Chinese Yuans and Hong Kong Dollars) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because the stability of the exchange rate between Chinese Yuan, Hong Kong Dollars and US dollars. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of May 31, 2005, we did not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of The Hartcourt Companies, Inc. and its subsidiaries including the notes thereto, together with the report thereon of Kabani & Company, Inc. are presented below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
The Hartcourt Companies, Inc.

We have audited the accompanying consolidated balance sheet of The Hartcourt Companies, Inc., a Utah Corporation (the “Company”) as of May 31, 2005 and the related consolidated statement of operations, consolidated stockholders’ equity and comprehensive income and consolidated statement of cash flows for the transitional period ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc as of May 31, 2005 and the results of its operations and its cash flows for the transitional period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $67,141,089 as of May 31, 2005 and negative cash flow from operations amounting $1,256,734 for the transitional period ended May 31, 2005. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

/s/ Kabani & Company, Inc.

Huntington Beach, California
August 2, 2005

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
May 31, 2005

ASSET

CURRENT ASSETS
Cash and cash equivalents	$1,369,914
Restricted Cash	1,558,630
Accounts receivable, net	2,655,199
Inventories, net	3,638,674
Notes receivable, net	483,793
Advances to suppliers	1,586,540
Prepaid expenses and other assets	2,028,722
Due from related party	331,892

TOTAL CURRENT ASSETS	13,653,364

PROPERTY & EQUIPMENT - NET	461,041

INVESTMENTS	60,412

INTANGIBLE ASSET
Goodwill	3,239,110

TOTAL ASSETS	$17,413,927

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$1,900,278
Loan from employees	1,058,828
Accounts payable	1,122,902
Advance from customers	3,363,180
Accrued expenses and other current liabilities	1,433,389
Due to shareholders	260,807
Due to related party	205,370

TOTAL CURRENT LIABILITIES	9,244,754

MINORITY INTERESTS	1,407,996

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
May 31, 2005
(-Continued-)
SHAREHOLDERS' EQUITY	May 31, 2005
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares
authorized, issued and cancelled	-
Class A preferred stock, 10,000,000 shares authorized,
none issued and outstanding	-

Common stock:
$0.001 par value, 239,999,000
authorized, 193,738,462 common shares
issued and outstanding	193,739
Additional paid in capital	72,823,163
Treasury stock, at cost, 48,728 shares	(48,728)
Other comprehensive income	934,092
Accumulated deficit	(67,141,089)

TOTAL SHAREHOLDERS' EQUITY	6,761,177

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,413,927

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Five Month Periods Ended May 31
	2005	2004
		(Unaudited)
Net sales	$19,677,794	$29,160,027
Cost of sales	18,440,692	28,594,633

Gross profit	1,237,102	565,394

Operating expenses:
Selling, general and administrative	862,216	984,964
Depreciation and amortization	29,764	23,006
Total operating expenses	891,980	1,007,970

Income/(loss) from continuing operations
before other income/(expenses)	345,122	(442,576)

Other income/(expense):
Interest expense	(199,566)	(194,619)
Interest income	46,756	89,175
Other	94,476	127,279
Total other income/(expense)	(58,334)	21,835

Income (loss) from continuing operations	286,788	(420,741)

Less: Minority Interest	138,453	22,080

Income (loss) before discontinued operations	148,335	(442,821)

Discontinued operations:
Gain from discontinued operations	-	554,753
Gain on disposal of discontinued operations	53,125	-
Income before tax	201,460	111,932

Taxation	78,378	82,670

NET INCOME	$123,082	$29,262

BASIC AND DILUTED EARNINGS/(LOSSES)
PER COMMON SHARE:

Earnings/(losses) from continuing operations	0.001	(0.003)
Earnings from discontinued operations	0.000	0.003
Earnings per share	0.001	0.000

Basic and fully diluted (weighted average)	191,503,585	175,597,691

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FIVE MONTHS PERIOD ENDED May 31, 2005 AND 2004 (Unaudited)

						Common			Other
					Additional	Stock			Compre-		Total
	Common Stock		Preferred Stock		Paid In	Subscriptions	Treasury Stock		hensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Loss	Deficit	Equity
Balance - December 31, 2004	171,658,757	$171,659	--	--	$72,151,129	--	48,728	$(48,728)	$934,092	$(67,264,171)	$5,943,981

Share issued for consulting services	5,900	6	--	--	1,485	--	--	--	--	--	1,491
Shares issued for compensation	387,777	388	--	--	62,918	--	--	--	--	--	63,306
Shares issued for acquisition of Control Tech	19,588,875	19,589	--	--	1,939,299	--	--	--	--	--	1,958,888
Shares issued for private offering	25,642,857	25,643	--	--	999,357	--	--	--	--	--	1,025,000
Treasury shares received	--	--	--	--	--	--	23,545,704	(2,354,571)	--	--	(2,354,571)
Cancellation of treasury shares	(23,545,704)	(23,546)	--	--	(2,331,025)	--	23,545,704)	2,354,57	--	--	--
Net income	--	--	--	--	--	--	--	--	--	123,082	123,082

Balance -May 31,2005	193,738,462	$193,739	--	--	$72,823,163	--	48,728	$(48,728)	$934,092	$(67,141,089)	$6,761,177

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FIVE MONTHS PERIOD ENDED MAY 31, 2005 AND 2004 (Unaudited)
(continued)

						Common
					Additional	Stock			Compre-		Total
	Common Stock		Preferred Stock		Paid In	Subscriptions	Treasury Stock		hensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Loss	Deficit	Equity
Balance - December 31, 2003	171,157,104	$171,157	1,000	$10	$70,858,036	$(1,842,326)	48,728	$(48,728)	$933,487	$(51,811,875)	$18,259,761

Shares issued for consulting services	239,200	239	--	--	88,761	--	--	-	--	--	89,000
Shares issued for compensation	115,426	116	--	--	61,135	--	--	-	--	--	61,251
Shares issued for executions of cashless option	841,270	841	--	--	(841)	--	--	-	--	--	--
Shares issued for acquisition of Challenger Group	6,824,748	6,825	--	--	3,787,735	--	--	-	--	--	3,794,560
Subscriptions receivable	--	--	--	--	--	1,386,382	--	-	--	--	1,386,382
Net income	--	--	--	--	--	--	--	-	--	29,262	29,262

Balance -May 31, 2004 (Unaudited)	179,177,748	$179,178	1,000	$10	$74,794,826	$(455,944)	48,728	$(48,728)	$933,487	$(51,782,613)	$23,620,216

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Five Month Periods Ended May 31
	2005	2004
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$123,082	$29,262

Adjustments to reconcile net income to
net cash used in operating activities:
Gain on disposal of assets	(53,125)	-
Gain on disposal of property and equipment	-	(97,925)
Depreciation	29,764	23,006
Unrealized investment gain	-	(554,753)
Minority interest	138,453	22,080
Stock issued for services and compensations	64,797	150,251
Changes in operating assets and liabilities:
Accounts receivable	2,587,196	(187,200)
Advances to suppliers	2,205,387	(934,341)
Inventories	(556,986)	32,233
Prepaid expenses and other receivables	(549,546)	(890,084)
Accounts payable	(323,725)	(20,934)
Accrued expenses and other current liabilities	362,356	411,417
Advances from customers	(5,284,387)	3,656,205

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	(1,256,734)	1,639,217

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(13,613)	(44,583)
Proceeds on disposal of property and equipment	-	53,104
Proceeds on disposal of assets pending for sale	789,441	-
Cash acquired in acquisition of a subsidiary	59,670	-
Dividends paid to minority investors of a subsidiary	-	(325,662)
Cash paid for investments	-	(731,186)
Proceeds on notes receivable, net	-	339,351

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	835,498	(708,976)

See accompanying notes to consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Five Month Periods Ended May 31
	2005	2004
		(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments to related parties-net	$(118,216)	$(397,907)
Proceeds on sale of common stock	1,025,000	-
Proceeds on stock subscriptions	-	1,386,382
Proceeds /(repayment) on loans and lines of credit-net	248,049	(134,400)
Proceeds (payments) on notes payable-net	-	(828,094)
Payment of SEC disgorgement	(1,108,535)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,298	25,981

NET (DECREASE)/INCREASE IN CASH	(374,938)	956,222

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,744,852	823,639

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,369,914	$1,779,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

	For the Five Month Periods Ended May 31
	2005	2004
		(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASHFLOWS

Cash paid for interest	$128,500	$100,938
Cash paid for income taxes, net of refund received	40,837	34,240

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES
In Conjunction with acquisition of subsidiaries
Fair value of net assets acquired	879,879	--
Cash paid for acquisitions (net of cash acquired)	(59,670)	--
Fair value of shares issued for acquisition	1,958,888	--

See accompanying notes to consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

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

The Company is a business development company specializing in the Chinese Information Technology market.

As of May 31, 2005, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of May 31, 2005, the Company owns 51% equity interest in Shanghai Huaqing Corporation Development Ltd. Huaqing is located in Shanghai, China. As the Chinese laws may prohibit foreign companies involved in the distribution industry, Hartcourt, uses its employees, as nominee to hold the shares of Huaqing.

As of May 31, 2005, Hartcourt Capital Inc. owns 90% equity interest in Control Tech Electronics (Shanghai) Co., Ltd. Control Tech is located in Shanghai, China.

As of May 31, 2005, Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc., use its employees as nominees, owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China.

As of May 31, 2005, AI-Asia, Inc., the third holding company, owns 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China (“AI”), located in Shanghai, China.

During the five months period ended May 31, 2005, the Company acquired 90% equity interest in Control Tech Electronics (Shanghai) Co., Ltd. (See Note #3, Acquisition and Investments).

During the five months period ended May 31, 2005, the Company disposed of two (2) subsidiaries, Beijing Challenge Group and Shanghai Guowei Science and Technology Ltd. (See Note # 14, Discontinued Operations).

The Company changed its fiscal year end for financial reporting purposes from a calendar year end to the twelve months period commencing June 1 and ending May 31.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Consolidation

Per Statement of Financial Accounting Standard (SFAS) #141, all business combinations will be accounted for by the purchase method. Acquisitions were recorded as purchases in accordance with Accounting Principles Board Opinion No. 16 (APB #16), “Business Combinations”, as modified, and the purchase prices were allocated to the assets acquired, and liabilities assumed based upon their estimated fair value at the purchase date. The excess purchase price over the net asset value has been recorded as goodwill and is included in intangibles in the accompanying balance sheet. The operating results of the acquired entities are included in the Company’s consolidated financial statements from the dates of acquisition.

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

c) Cash and Cash Equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents. As Hartcourt’s business activities are located in China, substantial amounts of cash are deposited in foreign banks located in China, which do not have the protection programs similar to that of the US (FDIC).

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

e) Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

f) Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to there market value, if lower.

g) Property and Equipment

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

h) Intangible Assets

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

i) Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of May 31, 2005, there were no significant impairments of its long-lived assets used in operations.

j) Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized at the date of shipment to customers or service have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

k) Income Taxes

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

l) Stock-Based Compensation

The Company accounts for stock-based compensation plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123.

m) Foreign Currencies Translation

Assets and liabilities in foreign currency are recorded at the balance sheet date at the rate prevailing on that date. Items of income statement are recorded at the average exchange rate. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company is Chinese Renminbi.

n) Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

The Company’s financial instruments consists of primarily cash, accounts receivable, notes and other receivables, investments, advances, accounts payable and accrued expenses, notes payable and loans payable, and other current liabilities which approximates fair value because of the relatively short maturity of those instruments.

o) Basic and diluted earning per share

Earning per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

p) Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

q) Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company’s assets are located in People's Republic of China.

r) Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $67,141,089 and $67,264,171 as of May 31, 2005 and December 31, 2004, respectively. Negative cash flows from the operations of $1,256,734 and $7,119,947 were noted for the five months period ended May 31, 2005 and years ended December 31, 2004, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments, 2) disposal of unprofitable or unfavourable return-on-investment operations, 3) the settlement of certain matters of litigation and/or disputes. The Company has planned to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

s) Recently Issued Accounting Standards

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company is in process of evaluating if the adoption of this standard will have any material impact on its financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods ‘financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

NOTE 3 ACQUISITION AND INVESTMENTS

Acquisition

During the five months period ended May 31, 2005, the Company, via its BVI subsidiary, Hartcourt Capital, Inc., acquired Control Tech, located and operated in China. Control Tech is the distributor of video and audio conference products in mainland China. On November 1, 2004, the Company signed a definitive agreement to purchase a 90% equity interest in Control Tech for a total consideration of $1.96 million. Pursuant to the definitive purchase agreement, the purchase price was to be paid by the issuance of 8,516,902 shares of the Company’s common stock at a value of 0.23 per share. On February 25, 2005, the Company completed all legal procedures to acquire 90% of the capital stock of Control Tech. Due to Company’s share price decline, the purchase price was revised as $1.96 million payable in 19,588,875 shares of Company’s common stock.

A summary of Control Tech assets acquired, liabilities assumed and consideration for is as follows:

Amount
Current assets	$2,416,288
Good will	1,079,009
Property & equipment	113,343
Current liabilities	(1,551,988)
Minority Interest	(97,764)

$1,958,888
Consideration paid:
Common Stock	$1,958,888

Pro forma income statements for the Company in relate to the acquisition of Control Tech for five month periods ended May 31, 2005 and May 31, 2004 are as follows:

	For the Five Month Periods Ended May 31
	2005	2004
Net sales	$19,971,240	$31,003,714
Cost of sales	18,578,626	29,904,905
Gross profit	1,392,614	1,098,805
Operating expenses	1,097,368	1,291,175
Total operating income	295,246	(192,370)
Other income/(expenses)	(56,208)	21,835
Income (loss) from continuing operations	239,038	(170,535)
Less: Minority Interest	133,678	45,313
Income (loss) before discontinued operations	105,360	(215,848)
Gain on disposal of discontinued operations	53,125	554,753
Income before tax	158,485	338,905
Tax	78,378	100,555
Net income	$80,107	$238,350

Pursuant to the agreement, the consideration shares will be released within three years by installment, based on the performance results of Control Tech.

Pursuant to the agreement, the vendors provide guarantees to the Company that if they are unable to meet the revenue and net profit target during the three years after acquisition, the purchase consideration shall be adjusted proportionally.

Pursuant to the agreement, the Company provides guarantees to the vendors that if the average closing price of Hartcourt shares for the 20 trading days immediately prior to the expiry of the First Restricted Year, the Second Restricted Year and the Third Restricted Year respectively is below US$0.10, then the Vendors have the right to request the Purchaser to procure the Company to issue and allot to the Vendors additional new Hartcourt Shares.

Other investments

The following is a summary of investments under the cost method as of May 31, 2005:

Investment in First Information	$223,816
Investment in Shanghai Jin’an Fuhuaqi	60,412

Total investment	284,228

Provision on other investment	(223,816)

Investments, net	60,412

a) Investment in First information Technology Inc. (“First information”)

During year 2004, Hartcourt China, Inc disposed its 58.53% owned subsidiary, Hopeful Internet Technology Limited in exchange for the 10.5% (1,050 shares at value of $0.001 each, amounted to US$223,816) interest in First information Technology Inc., a BVI company. A 100% provision was proposed based on the review of its carrying value and its fair value.

b) Investment in Shanghai Jin’an Fuhuaqi

During year 2004, Huaqing, a 51% owned subsidiary, invested US$60,412 to a local enterprise for 10% equity interest. No provision was made for such investment.

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

NOTE 5 RESTRICTED CASH

Cash of US$1,558,630 were pledged to the bank as collateral for bank bills of US$1,558,630 as of May 31, 2005.

NOTE 6 ACCOUNTS RECEIVABLE

Accounts receivable as of May 31, 2005 consisted of the following:

Amount

Accounts receivables	2,798,109
Less: allowance for doubtful accounts	(142,910)

Net	2,655,199

Three major customers accounted for 24% and 46% of the net revenue for the five month period ended May 31, 2005 and May 31, 2004, respectively. At May 31, 2005, the total receivable balance due from these three customers was $305,870.

NOTE 7 NOTES RECEIVABLE

Notes receivables as of May 31, 2005 are summarized as follows:

Amount
Notes receivable from Beijing Challenge Group, non-interest bearing, 4 installment payments, secured by one shareholder of Beijing Challenge Group (see Note 13, Discontinued Operations)	$610,289

Less: provisions	(126,496)
Notes receivables, net	483,793

Summary of notes receivable:

Current portion	483,793
Non-current portion	--

Total	$483,793

NOTE 8 INVENTORIES

Inventories as of May 31, 2005 consisted of the following:
Amount

Monitors	$1,281,475
Laptops	385,573
Video-conferences	1,806,422
Audio-conferences	117,345
Others	54,497
Less: provisions for obsolete inventories	(6,638)

Net	$3,638,674

NOTE 9 ADVANCES TO SUPPLIERS

This amount represents the advances paid by Huaqing a 51% owned subsidiary to Samsung of $1,586,540 .

Samsung, the Company’s key vendor supplied 92% and 98% of the Company’s purchase for the five month period ended May 31, 2005 and 31 May 2004, respectively. The Company made prepayments to Samsung to purchase inventory as required by Samsung. The prepayment balance was $1,586,540 at May 31, 2005.

NOTE 10 RECEIVABLES FROM A RELATED PARTY

Receivables from related parties as of May 31, 2005 represent amount due from Huaqing (51% owned subsidiary)’s minority shareholders pursuant to business transactions in the ordinary course. . All the balances are unsecured, interest free and payable on demand.

NOTE 11  RELATED PARTY TRANSACTIONS

Following related parties transactions incurred in five months period ended May 31, 2005:

a)
During the five months period ended May 31, 2005, Huaqing, a 51% owned subsidiary of the Company, sold $594,049 monitors and laptops to its minority shareholder (Shanghai Chengqing Electronics Co., Ltd., formerly known as Shanghai Huaqing Economic Development Co., Ltd).

b)
During the five months period ended May 31, 2005, Control Tech, a 90% owned subsidiary of the Company, purchased $81,946 video and audio conferences accessories from its minority shareholder (Beijing Control Tech Co., Ltd.) pursuant to business transactions in the ordinary course.

c)	During the five months period ended May 31, 2005, Hartcourt issued 387,777 shares of our common stock valued at $63,305 to its officers, employees and all directors in lieu of cash compensation.

NOTE 12  PROPERTIES AND EOUIPMENT

The balances of Company property and equipment as of May 31, 2005 are summarized as follows:

Amount

Building	$236,612
Office equipment and computers	139,394
Furniture and fixtures	2,254
Vehicle	234,453

612,713
Less: accumulated depreciation	(151,672)

Property and equipment, net	$461,041

NOTE 13  INTANGIBLES

Goodwill resulting from the acquisition amounted to as per follows, as of May 31, 2005:

Goodwill Arising from acquisition of Huaqing	$2,160,101
Goodwill Arising from acquisition of Control Tech	1,079,009

Total	$3,239,110

NOTE 14   DISCONTINUED OPERATIONS

1) Beijing Challenge Group

In December 2004, the Board of Directors of Hartcourt authorized the sale of entire 51% equity interest in Beijing Challenger Group ("Challenger") due to adverse market environment and the declining Hartcourt share price. We reached agreements with the minority shareholders of Challenge that Hartcourt will not have any control in Challenge effective from January 1, 2005 by sale the 51% Hartcourt equity back to its original owners in a combination of cash and stock transaction where Challenge shareholders will return 6,824,748 shares of Hartcourt common stock and notes with net value of 490,289. As of May 31, 2005, Hartcourt had received all consideration shares and the notes. The consideration shares had been returned for cancellation.

2) Shanghai Guowei Science and Technology Ltd.

In December 2004, the Board of Directors of Hartcourt authorized the sale of entire 50.5% equity interest in Shanghai Guowei Science and Technology Ltd. due to adverse market environment. We reached agreements with the minority shareholders of GuoWei that Hartcourt will not have any control in Guowei effective from January 1, 2005 by sale the 50.5% of Hartcourt equity back to its original owners in a combination of cash and stock transaction where GuoWei shareholders paid cash consideration of $789,441 and returned 2,951,800 shares of Hartcourt common stock. As of May 31, 2005, we had received the share and all cash consideration. The consideration shares had been returned for cancellation.

Gain on disposal of discontinued operations

	Guowei	Challenge	Total

Net book value	$1,031,496	$1,172,764	$2,204,260
Less: disposal consideration	(1,084,621)	(1,172,764)	(2,151,135)

Gain on disposal of discontinued operations	$53,125	$--	$53,125

NOTE 15  BANK LOANS

Amount
Short-term loan from local bank, interest rate of 6.696% per annum, maturity at February 8, 2006, secured by a third party	$241,648

Notes payable to local bank, interest free, maturity on various dates from June 21 to June 28, 2006, fully secured by cash deposit of US$1,558,630	1,558,630

Total	$1,800,278

NOTE 16  LOAN FROM EMPLOYEES

Huaqing, a 51% owned subsidiary of the Company, issued short-term bond to its employees to raise additional working capital. The bond is 8% interest bearing and payable at December 31, 2005.

NOTE 17   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of May 31, 2005 are summarized as follows:

Amount

Accrued officers and employees compensations	$221,147
Accrued directors’ compensations	9,583
Accrued interest	138,079
Accrued professional fees	439,117
Other current liabilities	625,463

Total	$1,433,389

NOTE 18  DUE TO SHAREHOLDERS

Amount

Due to Alan Phan, former CEO (a)	$ 30,871
Due to Enlight (b)	150,000
Due to Chateau D’orly (b)	79,936

Total	$260,807

(a) Alan Phan incurred expenses of $30,871 on behalf of Hartcourt during 2003 while acted as a consultant to the Company.
(b) The Company signed stock purchase agreements with Enlight Corporation Ltd. ("Enlight") and Chateau D'orly Ltd. ("Chateau") to raise working capital for its operation in the years 2002 and 2003, respectively. There is $150,000 of dispute between Hartcourt and Englight with respect to the agreement. The stock purchase contract with Chateau is not fully executed and there is $79,936 outstanding.

NOTE 19  DUE TO A RELATED PARTY

The amount due to a related party as of May 31, 2005 represents amount due to Control Tech (90% owned subsidiary)’s minority shareholder pursuant to business transactions in the ordinary course. Payable to a related party is unsecured, interest free and with no fixed term of repayment.

NOTE 20  MINORITY INTEREST

The amount represents the minority shareholders' interest in Huaqing, a 51% subsidiary, and Control Tech, a 90% subsidiary.

NOTE 21 COMMITMENTS AND CONTINGENCIES

a) Employment Agreements

The current senior management consists of a Chief Executive Officer (“CEO”) and an interim Chief Financial Officer (“CFO”). Each of the Company’s executive employment agreements stipulate that senior executives, CEO and interim CFO of the Company, can be terminated without causes with a written notice of 90 days or less. This clause can be a potential contingency to the Company in light of the fact that the Company is a public trading company and may be required for higher standards of corporate governance.

Effective from June 1, 2004, Carrie Hartwick was added to her responsibilities as President and CFO the responsibility of CEO. The new employment agreement was signed on March 9 2005. The compensation is US$150,000 payable in equal monthly installment of US$12,500 cash. During the five months period ended May 31, 2005, Ms Carrie Hartwick received $25,000 cash for her compensation and the remaining $37,500 had not yet paid to Ms Hartwick.

Ms Hartwick was granted an option to purchase 15 million shares of common stock at 0.09 per share.

On January 5, 2005, the Company appointed Mr. Richard Hyland as Interim Chief Financial Officer, Ms. Carrie Hartwick, Chief Executive Officer relinquished her duties as CFO on the same date. Mr. Richard Hyland’s Employment Agreement includes an annual base salary of $20,000, payable by equal monthly installment of US$833 cash and US$833 worth of the Company’s common shares on the first day of each month. The average 20 days trading price of the Company’s common shares prior to the first day of each month will be used to calculate this compensation amount. In addition, Mr. Hyland was granted 100,000 stock options at $0.15 per share.

On April 11, 2005, Mr. Hyland resigned from the position of Interim Chief Financial Officer due to cultural and language barriers working in China as well as his inability to commit the necessary time in Shanghai, the location of Hartcourt headquarters. The Board of Directors appointed Carrie Hartwick as Interim Chief Financial Officer, effective April 14, 2005. Mr. Richard Hyland received $2,765 cash and 21,509 shares of Hartcourt common stock valued at $2,765 for his compensation up to April 11, 2005.

b) Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through May 31, 2005. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the five months ended May 31, 2005 and 2004 were $60,194 and $34,865, respectively.

The future minimum annual lease payments required under the operating leases are as follows:

Year Ending May 31	Payments

2006	$226,863
2007	166,128
2008	80,974

Total future lease payments	$473,965

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

On March 11, 2005, the U.S. District Court for the Central District of California entered the Final Judgment in this case. The court found that in 1999, the Company violated Sections 5 and 17(a) of The Securities Act of 1933 and Rule 10b-5 under the Securities Exchange Act of 1934 in connection with sales of securities using a Form S-8 Registration Statement. The court issued an order directing that civil penalties be imposed against the Company in the amount of $275,000. The court also ordered that the amount of $819,363 from the stock sales be disgorged and that the Company be enjoined from future violations of the securities laws. The Company has fully accrued the amount in the accompanying financial statements. As of April 14, 2005, the Company has paid off the entire $1.1 million judgment to the SEC.

John A. Furutani vs. The Hartcourt Companies, Inc.

John A. Furutani, Hartcourt’s former attorney, filed a complaint against the Company for alleged breach of contract in the amount of $54,441 arising out of legal representation of the Company and its co-defendant Alan Phan with respect to the SEC litigation. As of May 31, 2005, both parties had reach out of court settlement and Hartcourt had fully paid the consideration as agreed on out-of court settlement on July 1, 2005.

d) Guarantee

Huaqing, a 51% owned subsidiary, provides guarantee to Hangzhou Huaqing Monitor Technology Co., Ltd. for bank loan of US$6,449,275 as of May 31, 2005. Of which, US$2,536,231 are pledged by the inventories of Huaqing. As of May 31, 2005, Huaqing had a balance due to Hangzhou Huaqing Monitor Technology Co., Ltd. of US$3,228,949. The bank loan will mature on various date from December 05, 2005 to April 06, 2006. Huaqing’s bank guarantee will expire upon the repayment of the loan by Hangzhou Huaqing Monitor Technology Co., Ltd.

NOTE 22 SHAREHOLDERS’ EQUITY

a) Capitalization

The total number of shares of stock which the Company has the authority to issue is 250,000,000 consisting of 239,999,000 shares of common stock, $0.001 par value, 1,000 shares of original preferred stock, $0.01 par value (the Original Preferred Stock), and 10,000,000 shares of Class A preferred stock. The total number of shares of the Company’s common stock issued and outstanding as of May 31, 2005 and May 31, 2004 are 193,738,462 and 179,177,748 respectively.

b) Original Preferred Stock

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

On July, 14, 2004, the founder of Hartcourt, Dr. Alan V Phan, converted his 1,000 shares of Original Preferred Stock into 2,000,000 shares of Hartcourt common stock. After the conversion, no Original Preferred Stock was outstanding as of May 31, 2005.

c) Class A Preferred Stock

The 10,000,000 shares of authorized and un-issued Class A Preferred Stock may be split with such designations, power, preferences and other rights and qualifications, limitations and restrictions thereof as the Company’s Board of Directors elects for a given series. No shares have been issued.

d) Common Stock Issued for Cash

On March 29, 2005, the Company entered into a share purchase agreement to issue and sell 8,500,000 shares of common stock in an offshore transaction under Regulation S of the Securities and Exchange Commission to five Chinese investors at $0.05 per share for total gross proceeds of $425,000. Total proceeds of $425,000 had been fully received as of April 30, 2005.

On March 29, 2005, we entered into a share purchase agreement to sell 17,142,857 shares of our common stock in an offshore transaction under Regulation S to Ever Growth Holdings Ltd. at $0.035 per share for total gross proceeds of $600,000. Total proceeds of $425,000 had been fully received as of April 30, 2005.

e) Common Stock Issued for Services

During the five months period ended May 31, 2005, Hartcourt issued 5,900 shares of common stock valued at $1,491 to a consultant for consulting services rendered in 2004.

f) Common Stock Issued for compensation

During the five months period ended May 31, 2005, Hartcourt issued 387,777 shares of our common stock valued at $63,306 to our officers, employees and directors in lieu of cash compensation.

g) Common Stock Issued for Warrants

During five months period ended May 31, 2005, no common stock was issued for warrants.

h) Common Stock Issued for Stock Options

During the five months period ended May 31, 2005, no common stock was issued for stock options.

i) Common stocks issued for investment and acquisition

During the five months period ended May 31, 2005, Hartcourt issued 19,588,875 shares of our common stock in connection with the acquisition of Control Tech.

j) Cancellation of shares

During the five months period ended May 31, 2005, Hartcourt entered into agreements with Guangdong New HuaSun and Shenzhen Raiser, pursuant to which we redeemed 13,769,156 shares of Harcourt’s common stock held by New HuaSun, New HuaSun redeemed a 45% equity interest, and Hartcourt released Shenzhen Raizer of its obligation on a $3,403,150 promissory note payable to Hartcourt. Hartcourt received and cancelled 13,769,156 shares of our common stock in connection with the rescission of acquisition agreement with Wenzhou Zhongnan Group.

During the five months period ended May 31, 2005, Hartcourt received and cancelled 6,824,748 shares of our common stock in connection with the rescission of acquisition agreement with Beijing Challenge Group.

During the five months period ended May 31, 2005, Hartcourt received and cancelled 2,951,800 shares of our common stock in connection with the disposal of Shanghai Guowei Science and Technology Co., Ltd.

NOTE 23  INCOME TAXES

At May 31, 2005, the Company had net operating losses for tax purposes of approximately $5,397,903. The net operating loss carry forward may be used to reduce taxable income through the year 2019.

The gross deferred tax asset balance as of May 31, 2005 was $2,159,161. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset are as follows:

May 31, 2005

Net operating loss	$2,159,161
Less: valuation allowance	(2,159,161)
$--

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

December 31, 2004

Tax expense (credit) at statutory rate-federal	(34)%
State tax expense net of federal tax	(6)
Changes in valuation allowance	40
Foreign income tax	33
Tax expense at actual rate	33%

Income tax expense for the five months period ended May 31, 2005 is $78,378, consists of tax on income of the Company’s subsidiary in China.

NOTE 24  STOCK OPTION PLAN AND WARRANTS

a) Stock Option Plan

In April 1995, the Company adopted a stock option plan (the Plan) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company, the Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10-year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. All options granted at not less than fair value at the date of grant and have terms of 10 years. The stock option plan adopted in year 1995 expired in March 2005 pursuant to its terms.

The board of directors has proposed a new stock option plan in year 2005 to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company. The 2005 plan provides for the issuance of for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock-related awards and performance awards that may be settled in cash, stock, or other property. The total number of shares of our common stock that may be subject to awards under the 2005 plan is equal to 35,000,000 shares, plus (i) the number of shares with respect to which awards previously granted under the 2005 Plan that terminates without the issuance of the shares or where the shares are forfeited or repurchased; (ii) with respect to awards granted under the 2005 Plan, the number of shares which are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award and (iii) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2005 Plan. Unless earlier terminated by our Board of Directors, the 2005 plan will terminate on the earlier of (1) ten years after the later of (x) its adoption by our Board of Directors, and (y) the approval of an increase in the number of shares reserved under the 2005 plan by our Board of Directors (contingent upon such increase being approved by our shareholders) and (2) such time as no shares of our common stock remain available for issuance under the 2005 plan and we have no further rights or obligations with respect to outstanding awards under the 2005 plan. Options granted under the Plan are restricted as to sale or transfer.

The 2005 stock option plan is pending for 2005 shareholders meeting approvals.

The following table summarizes the activity of stock options:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option at December 31, 2003	11,300,000	0.34
Granted	-	-
Exercised	1,000,000	0.10
Expired	-	-
Cancelled	-	-

Shares under option at May 31, 2004	10,300,000	0.31
Granted	3,000,000	0.3
Exercised	-	-
Expired	3,000,000	0.38
Cancelled	3,000,000	0.48

Shares under option at December 31, 2004	7,300,000	0.28
Granted	20,300,000	0.09
Exercised	-	-
Expired	-	-
Cancelled	-	-

Shares under option at May 31, 2005	27,600,000	0.14

All stock options issued to employees have an exercise price not less than the market value of the Company’s common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s financial statements.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the five months period ended May 31, 2005, as follows ($ in thousands, except per share amounts) :

	Five months period ended
	2005	2004
		(in thousands $)
Net income - as reported	$123	$29
Stock-Based employee compensation
expense included in reported net
income, net of tax	--	--
Total stock-based employee
compensation expense determined
under fair-value-based method for all
rewards, net of tax	(969)	--
Pro forma net profit (loss)	$(846)	$29

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	2.8%	-
Expected life of the options	5 years	-
Expected volatility	57.93%	-
Expected dividend yield	-	-

Additional information relating to stock options outstanding and exercisable at May 31, 2005 summarized by exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	May 31,	Contractual	Exercise	May 31,	Exercise
Price	2005	Life	Price	2005	Price

$0.06 - 0.65	27,600,000	0.5 - 4.8 Year	$0.14	17,300,000	$0.17

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

On March 9, 2005, the board of directors approved an option pool for each director excluding the Chairman of the Board and management director, to purchase up to 100,000 shares of our common stock at a price of 0.09 per share for a period of five years from the date of grant. The options were issued at the fair market value on the date of issuance as required by SFAS #123.

b) Warrants

As of May 31, 2005, there were 29,010,239 outstanding warrants to purchase 29,010,239 shares of common stock at $0.001 par value at $0.058 per share.

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

In connection with signing a private placement of Hartcourt shares with Enlight Corporation Ltd., on October 23, 2002, Hartcourt granted Enlight warrants to purchase 29,010,239 shares at the price doubling the trading price on the issuance date. The warrants expire on October 22, 2005. On March 11, 2004, Hartcourt have been informed by Enlight that all of its warrants will not be exercised unless a buy-out of Hartcourt (either by management or by third parties), should Hartcourt agree to extend the validity of the warrants until October 22, 2009.

NOTE 25 SEGMENT AND BUSINESS RELATED INFORMATION

The Company has only one reportable segment (computer hardware trading) for the five months period ended May 31, 2005 and 2004, as other segment of business are not material to the consolidated financial statements of the Company.

NOTE 26 RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the five months period ended May 31, 2005 presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 30, 2004, the audit committee of our Board of Directors appointed Kabani & Company, Inc. (Kabani) as the Company's registered independent public accounting firm. During our two most recent fiscal years and the period from the end of the most recent fiscal year to the date of the appointment of Kabani, neither we nor anyone acting on our behalf consulted with Kabani with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On December 29, 2004, Loral International Certified Public Accountants (Loral) informed us that it was resigning as our independent public auditor effective immediately. Loral was appointed as our independent public auditors on August 15, 2003. The decision to appoint Loral was approved by our Board of Directors. Loral served as our independent auditor for the years ended December 31, 2003 and 2002. Loral's audit reports on our consolidated financial statements for the years ended December 31, 2003 and 2002 contained qualified opinions expressing substantial doubt about the Company's ability to continue as a going concern. Additionally, Loral's 2003 audit report contained the following disclaimer:

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

We requested that Loral furnish a letter addressed to the SEC stating whether or not Loral agrees with the statements made above and, if not, stating the respects in which it does not agree. A copy of this letter, dated December 29, 2004, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2005. A copy of Loral’s response to such letter, dated December 29, 2004, is incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 20, 2005.

We have authorized Loral to respond fully to all inquiries of the Company's successor accountants concerning the explanatory paragraph in Loral's 2002 and 2003 audit reports and the disclaimer in its 2003 audit report.

ITEM 9A. CONTROLS AND PROCEDURES.

None.

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer ("CEO") and our Interim Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Transitional Period Report on Form 10- K. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the transition period ended May 31, 2005.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Board of Directors

The following table sets forth certain information regarding our Board of Directors as of September 12, 2005, and their ages as of such date:

Director Name	Age	Position	Since
Billy Y N Wang	41	Director	2002
Geoffrey Wei	38	Director	2002
Victor Zhou	36	Director	2004
Carrie Hartwick	43	Director	2004
Wilson W. S. Li	43	Director	2004

Set forth below is the biographical information on all directors other than Carrie Hartwick. Ms. Hartwick is also an officer of the Company and her biographical information may be found in the section entitled “Executive Officers” above.

BILLY Y N WANG, age 41. Dr. Billy Y N Wang has been the Country Manager of NCH Corp China, a multi-national chemical company with more than three subsidiaries in China, since 1997. From 1994 to 1997, Dr. Wang was the President of Xibic Enterprises Ltd. and Senior Consultant at WCE, specializing in international business development and technology transfer. From 1991 to 1997, Dr. Wang served as the Advisor for the Office of International Trade of Washington D.C. Dr. Wang obtained his Masters and Doctorate degrees in Chemical Engineering from the University of Virginia, and Bachelors degree from the University of Massachusetts.

GEOFFREY WEI, CICPA, age 38. Mr. Wei is a principle partner of WHCD, a Chinese CPA firm. From September 2002 to September 2004, Mr. Wei was the CFO of GreenWare Technologies, A Chinese company. Mr. Wei was the interim CFO, Vice president and Chief Accountant for Netease.com Inc (Nasdaq NM: NTES) from February 2000 to September 2001. He also worked in audit, tax, and business advisory divisions of PriceWaterhouseCoopers and KPMG, both in China and abroad. Mr. Wei received his Bachelors degree from Beijing Polytechnic University.

CARRIE HARTWICK, President, Chief Executive Officer, Interim Chief Financial Officer and Director, age 43. Ms. Hartwick joined Hartcourt at the end of December 2003 as CFO and President. She became the CEO in June 2004. Prior to her current position, she was the finance director of Dell China/HK from May 2000 to August 2003, and before that, served as the finance director of Gillette China and held various positions within Johnson & Johnson including Finance Controller for Johnson & Johnson Shanghai. Ms. Hartwick holds a Bachelor of Accounting degree from Rutgers University.

WILSON LI, age 43. Dr. Li has been the First Vice President of Shenzhen Capital Group, the largest Chinese investment holding Company, since August 1999. Prior to that, he served in Shenzhen Planning Bureau. Dr. Li has extensive experience in fund management, risk control, investment, and international business. Dr. Li received his Masters degree in Social Science from Zhongshan University, Ph.D. in Management Science from Xian Jiaotong University and Ph.D. in Public Administration & Government Policy from the Chinese Academy of Social
Science.

VICTOR ZHOU, age 36. Mr. Zhou has been the President of Fixed Assets Investment of Huatai Securities, one of the top ten securities firms in China, since November 2003. He has been with Huatai Securities since 1997 and served in other senior management positions with increasing responsibilities. Before joining Huatai Securities, Mr. Zhou was the General Manager with Jiangsu Securities from 1993 until 1997. Mr. Zhou has extensive experiences in securities trading, private equity investment, and asset management. Mr. Zhou received his Bachelors degree in Economics from Hunan University and EMBA degree from China Europe International Business School

(b) Family Relationships

None.

(c) Disclosure re Audit Committee and Audit Committee Financial Expert

Our Audit Committee is comprised of two members of our board of directors: Geoffrey Wei and Victor Zhou. Our Board of Directors has determined that Geoffrey Wei is an “audit committee financial expert,” as defined in the rules of the Securities and Exchange Commission. Our Board of Directors has determined that Geoffrey Wei and Victor Zhou are “independent,” pursuant to the listing requirements of The NASDAQ National Market. Geoffrey Wei serves as chairman of our Audit Committee.

(d) Changes to Security Holder Recommendation Procedures for Nominees to Board of Directors

None.

(e) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain other shareholders to file reports of ownership and changes in ownership with the SEC. Officers, directors and certain other shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), during 2005, no individual or entity was late with any Form 3, 4 or 5 filings.

(f) Code of Ethics and Complaint Procedures

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

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation and Related Information

The following table provides information concerning the compensation received for services rendered to our company in all capacities during the five month transition period ended May 31, 2005, and the years ended December 31, 2004, December 31, 2003, December 31, 2002 by each person who served as Chief Executive Officer during the period ended May 31, 2005 and by each of our other most highly compensated executive officers whose aggregate compensation exceeded US$100,000 during the period ended May 31, 2005. This table is based on earned compensation. All option grants during the fiscal years listed were made under our 1995 Stock Option Plan.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compensation (US$)(1)	Compensation Securities Options (#)	Awards Underlying
Carrie Hartwick, Chief Executive	2005(2)	62,500(3)	--	--	15,000,000
Officer, President and Interim	2004(4)	137,500(5)	--	--	60,000(6)
Chief Financial Officer	2003(7)	10,000	--	--	1,000,000
	2002	N/A	N/A	N/A	N/A

(1) Excludes certain perquisites and other amounts that, for any executive officer, in the aggregate did not exceed the lesser of US$50,000 or 10% of the total annual salary and bonus for such executive officer.
(2)  Covers the five month transition period from January 1, 2005 through May 31, 2005.
(3) Total salary payment consists of US$31,250 in backpay owed for services provided in 2005.
(4) On March 9, 2005, we entered into an employment agreement with Ms. Hartwick. The agreement provides for annual salary of US$150,000 in cash, effective as of June 3, 2004, plus the grant of an option to purchase up to 15,000,000 shares of our common stock at a price of US$0.09 per share. Pursuant to the terms of the 15,000,000 share option grant to Ms. Hartwick, (i) options to purchase 7,500,000 shares of our common stock vested on April 3, 2005, (ii) options to purchase 6,000,000 shares of our common stock vest in two equal installments of 3,000,000 options each upon each new business acquisition of the Company, and (iv) options to purchase 1,500,000 shares of our common stock vest upon a full profitable year of the Company. The 15,000,000 share option grant to Ms. Hartwick expires on March 9, 2010.
(5) Compensation includes (i) cash payments of US$60,000, (ii) restricted stock grant of 45,080 shares of our common stock valued at US$25,000 at the date of issuance, and (iii) is owed back pay of US$52,500.

(6) On April 1, 2004, Ms. Hartwick was issued 60,000 shares of our common stock, valued at US$0.50 per share, as her bonus for 2004.
(7) On December 1, 2003, the date on which Ms. Hartwick’s employment began, we entered into an employment agreement with her. This agreement had a one-year term, from December 1, 2003 to November 30, 2004. The agreement provides for an annual salary of US$120,000, plus the grant of an option to purchase up to 1 million shares of our common stock at a price of US$0.65 a share exercisable for a 12-month period from the date of grant and upon completion of her one-year term. Fifty percent of Ms. Hartwick’s annual salary is payable in cash and the balance is payable in shares of our common stock. The value assigned to shares of common stock payable to Ms. Hartwick in connection with her annual salary is the average 20-day trading price prior to the first of each month for the salary owed that month.

Option Grants During the Five Month Transition Period Ended May 31, 2005

The following table shows all grants of stock options to the executive officers listed in the Summary Compensation Table during the five month transition period ended May 31, 2005. These grants are options to purchase the common stock of the Company.

OPTION GRANTS IN LAST FISCAL YEAR
(INDIVIDUAL GRANTS)

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Year Ended May 31, 2005 (1)	Exercise or Base Price (2)	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation for Option Term
					5%(US$)	10%(US$)
Carrie Hartwick	15,000,000(3)	54.3%	US$0.09	March 9, 2010

(1)
Based on an aggregate of 27,600,000 options granted by us in the year ended May 31, 2005 to our employees, employee directors and consultants, including the executive officers and highly compensated employees listed in the Summary Compensation Table.

(2)
Options were granted at an exercise price equal to the fair market value on the date of grant as determined pursuant to the closing price of our common stock on the OTCBB on the day immediately preceding the date of grant.

(3)
This option was granted on March 9, 2005 and (i) options to purchase 7,500,000 shares of our common stock vested on April 3, 2005, (ii) options to purchase 6,000,000 shares of our common stock vest in two equal installments of 3,000,000 options each upon each new business acquisition of the Company, and (iii) options to purchase 1,500,000 shares of our common stock vest upon a full profitable year of the Company. Ms. Hartwick did not exercise any options as of May 31, 2005.

No options were exercised during the five month transition period ended May 31, 2005 and the exercisable and unexercisable options held as of the five month transition period ended May 31, 2005, by the executive officers and highly compensated employees listed in the Summary Compensation Table~~:~~.

Aggregated Option Exercises During the Five Month Transition Period Ended May 31, 2005 and May 31, 2005 Option Values
Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 5/31/05		Value of Unexercised In-the- Money Options at 5/31/05 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Carrie Hartwick	-	-	8,500,000	7,500,000	75,000	75,000

Compensation of Directors

Currently, our directors serve for a term of one year or until their earlier resignation or removal. In fiscal 2004, for attending Board meetings, we compensated our non-employee directors US$7,000 each year and US$500 for each meeting through the issuance of restricted shares of common stock at the closing market price of the common shares valued on first day of the calendar quarter. Additionally, we issued our former Chairman of the Board and Chief Executive Officer, David Chen, 10,008 shares of our common stock for his service on our Board.

As of October 1, 2004, we compensate Dr. Wang, our Chairman of the Board, US$50,000 each year for service on our Board pro rated on an annual basis. As of May 31, 2005, Dr. Wang was owed US$33,333 for his services from October 1, 2004 to May 31, 2005. Additionally, as of March 8, 2005, the Board granted Dr. Wang an option exercisable for 5,000,000 shares of our common stock at an exercise price of US$0.09 per share, of which 2,500,000 shares vest on September 28, 2005 and the remaining shares vest on September 28, 2006, subject to Dr. Wang’s continuing to provide services to the Company on such vesting dates. As of January 1, 2005 we compensate our other non-employee directors US$7,000 each year and an additional US$3,500 each year for each committee that a non-employee director serves on. Additionally, we compensate each non-employee director US$500 for each meeting through the issuance of restricted shares of common stock at the average closing market price of the common shares valued each month and issued on the first day of the calendar quarter. On March 9, 2005, each non-employee director, excluding the Chairman of the Board, was granted 100,000 stock options at exercise price US$0.09. The options granted to the non-employee directors vest on the one year anniversary of the date of grant. Annual compensation for Board and committee service by our non-employee directors, including the Chairman of the Board, was pro rated for the five-month transition period ended May 31, 2005.

Ms. Hartwick is our only employee director. We do not pay any additional compensation to Ms. Hartwick for her service on our Board or a committee of our Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows shares of our common stock that we believe are owned as of August 25, 2005 by:

•	Each shareholder owning 5% or more of our common stock,
•	Each Named Executive Officer,
•	Each director, and
•	All current directors and executive officers as a group.

We calculated the “Percent of Class” based on 193,738,462 shares of common stock outstanding on August 25, 2005. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of August 25, 2005 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the number of shares of common stock beneficially owned by that person, as well as the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name & Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Ever Growth Holdings Ltd.(3)	17,142,857	8.8%
Billy Wang	193,440	*
Carrie Hartwick	15,112,973(4)	7.2%
Geoffrey Wei	109,851	*
Victor Zhou	32,860	*
Wilson Li	43,678	*
All Executive Officers and Directors as a Group (5 persons)	15,492,802(5)	7.4%

*	Indicates ownership of less than 1%.
(1) Unless otherwise indicated, the address for each beneficial owner listed above is c/o The Hartcourt Companies, Inc., 306 Yong Teng Plaza, 1065 Wuzhong Road, Shanghai, China.
(2) Unless indicated in the notes, each shareholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power.
(3) Principal address is 12F, Tower B, Neptune Mansion, Nan You Road, Nan Shan District, Shen Zhen 518054, China.
(4) Shares beneficially owned by Ms. Hartwick include (a) 112,973 shares of common stock held by Ms. Hartwick and (a) options to purchase 15,000,000 shares of our common stock exercisable within 60 days of June 15, 2005, of which (i) 7,500,000 options were fully vested as of April 3, 2005, (ii) 6,000,000 options vest in two equal installments of 3,000,000 options each upon each new business acquisition of the Company, and (iii) 1,500,000 options vest upon a full profitable year of the Company.
(5) Includes options to purchase 15,000,000 shares of our common stock issued to Ms. Hartwick, as described in note (4) above.

Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of the five month transition period ended May 31, 2005 , including the 2005 Stock Plan.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	300,000	1.00	N/A
Equity compensation plans not approved by security holders	[27,300,000]	0.13	N/A
Total	27,600,000	0.14	N/A

(1) Our 1995 Stock Option Plan expired pursuant to its terms in March~~,~~ 2005. The referenced plan is our 2005 Stock Option Plan which is pending for approval by our shareholders at our annual meeting of shareholders to be scheduled in 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 9, 2005, we entered into an employment agreement with Ms. Hartwick. The agreement provides for annual salary of US$150,000 in cash, plus the grant of an option to purchase up to 15 million shares of our common stock at a price of US$0.09 per share. Pursuant to the terms of the 15,000,000 share option grant to Ms. Hartwick, (i) options to purchase 7,500,000 shares of our common stock vested on April 3, 2005, (ii) options to purchase 6,000,000 shares of our common stock vest in two equal installments of 3,000,000 options each upon each new business acquisition of the Company, and (iv) options to purchase 1,500,000 shares of our common stock vest upon a full profitable year of the Company. The 15,000,000 share option grant to Ms. Hartwick expires on March 9, 2010.

On March 8, 2005, the Board approved a new compensation package for the Chairman of the Board, Dr. Billy Wang. The compensation package includes an annual payment of US$50,000 effective as of October 1, 2004, the date Mr. Wang became Chairman of the Board, and an option exercisable for 5,000,000 shares of our common stock, of which 2,500,000 shares vest on September 28, 2005 and the remaining shares vest on September 28, 2006, subject to Dr. Wang’s continuing to provide services to the Company on such vesting dates. Mr. Wang’s annual compensation for service as our Chairman of the Board was pro rated for the five-month transition period beginning January 1, 2005 and ending May 31, 2005.

During the five months period ended May 31, 2005, Huaqing, a 51% owned subsidiary of the Company, sold US$594,049 monitors and laptops to its minority shareholder (Shanghai Chengqing Electronics Co., Ltd., formerly known as Shanghai Huaqing Economic Development Co., Ltd) under normal commercial terms.

During the five months period ended May 31, 2005, Control Tech, a 90% owned subsidiary of the Company, purchased US$81,946 video and audio conferences accessories from its minority shareholder (Beijing Control Tech Co., Ltd.) pursuant to business transactions in the ordinary course.

During the five months period ended May 31, 2005, Hartcourt issued an aggregate of 387,777 shares of our common stock valued at US$63,306 to its officers, employees and all directors in lieu of cash compensation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table is a summary of the fees billed to us by Kabani & Company, Inc. for professional services for the five month transition period ended May 31, 2005, and the years ended December 31, 2004 and December 31, 2003 (Kabani & Company, Inc. was selected as our independent auditor on December 30, 2004 upon the resignation of our former accountants, Loral International LLP):

	FY 2005	FY 2004	FY 2003
Audit Fees	US$90,000	US$165,000	-
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	US$90,000	US$165,000	-

The following table is a summary of the fees billed to us by Loral International LLP, our former auditors, for professional services for the five month transition period ended May 31, 2005 and the years ended December 31, 2004 and December 31, 2003 (Loral International LLP resigned as our independent auditor on December 29, 2004):

	FY 2005	FY 2004	FY 2003
Audit Fees	-	US$40,000	US$150,000
Audit-Related Fees	-	US$3,500	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	-	US$43,500	US$150,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of our quarterly interim consolidated financial statements, as well as services that are normally provided by Kabani & Company, Inc. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services including assistance regarding federal, state and international tax compliance and related services.

All Other Fees. Consists of fees billed for special investigation services requested by the Board of Directors concerning management and accounting practices.

Policy on Audit Committee Pre-Approval of Services Performed by the Independent Registered Public Accounting Firm

It is the policy of the Audit Committee to pre-approve at the beginning of each fiscal year all audit and permissible non-audit services to be provided by the independent registered public accounting firm during that fiscal year. The Audit Committee authorizes specific projects within categories of services, subject to a budget for each category. The Audit Committee may also pre-approve particular services on a case-by-case basis. The independent auditor and management report to the Audit Committee actual fees versus the budget periodically throughout the fiscal year. The Audit Committee pre-approved 100% of the audit and non-audit services performed by Kabani & Company, Inc. for Hartcourt as disclosed above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements - See Index to Consolidated Financial Statements in Part II, Item 8.
2. Financial Statement Schedules - See Index to Consolidated Financial Statements in Part II, Item 8.
3. Exhibits

The following list describes the exhibits filed as part of this Transition period report on Form 10-K:

Exhibit No.	Description	Previously Filed
2.05	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of HuaQing Corporation Development Co Ltd (“HuaQing”) dated February 14, 2003 between Hartcourt Capital, Inc. and HuaQing shareholders	(13)
2.06	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Guandgdong NewHauSun Computer Co. Ltd. (“NewHauSun”) dated April 24, 2003 between Hartcourt Capital, Inc. and NewHauSun shareholders.	(13)
2.07	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Shanghai GuoWei Science and Technology Ltd (“GuoWei”) dated April 30, 2003 between Hartcourt Capital, Inc. and GuoWei shareholders.	(13)
2.08	Agreement for the Sale and Purchase of Equity Capital in Shanghai Sinobull Information Corporation Limited dated May 20, 2003 between Hopeful Internet Technologies Limited and Genius Technology Inc.	(13)
2.09	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Zhongnan Group (“Zhongnan”) dated June 25, 2003 between Hartcourt Capital, Inc. and Zhongnan shareholders.	(13)
2.10	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Shanghai HuaQing Corporation Development Co Ltd (“Shanghai HuaQing”) dated June 30, 2003 between Hartcourt Capital, Inc. and Shanghai HuaQing shareholders.	(14)
2.11	Agreement for Sale and Purchase of Shanghai PengYang Computer Co., Ltd. dated November 21, 2003 between Hartcourt Capital, Inc and PengYang shareholders.	(14)
2.12	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Beijing Challenger Wanzhong Info Tech Co., LTD (“Challenger”) dated December 9, 2003 between Hartcourt Capital, Inc. and Challenger shareholders.	(14)
2.13	Agreement for Sale and Purchase of the Entire Issued Share Capital of Besteffort Investments Limited, dated November 1, 2004	(18)
2.14	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Guangdong NewHuaSun Computer Co., Ltd. ("NewHuaSun") dated August 30, 2004 between Hartcourt Capital, Inc and ShenZhen Raiser Industrial and Development Co., Ltd.	(19)
2.15	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Hopeful Internet Technologies Ltd. ("Hopeful") dated June 29, 2004 between Hartcourt China Inc, Mr. Lee Lu Ping and First Information Technology Ltd.	(19)

Exhibit No.	Description	Previously Filed

3.01	Articles of Incorporation of Hartcourt, as amended.	(1)
3.02	Bylaws of Hartcourt.	(1)
3.03	Amendment to the Bylaws of Hartcourt.	(1)
3.04	Amendment to the Articles of Incorporation of Hartcourt.	(6)
10.01	Lease between Hartcourt and Larry M. Mitobe for Hartcourt’s headquarters facility, dated April 9, 1996.	(1)
10.02	Equipment Lease between Hartcourt USA and Anja Engineering Corporation, dated April 4, 1994.	(1)
10.03	Stock Exchange Agreement between Hartcourt USA and Eastern Rochester, dated August 8, 1994.	(1)
10.04	1995 Stock Option Plan.	(1)
10.05	Purchase Contract between The Hartcourt Companies, Inc. and Exceptional Specialty Products, Inc., dated March 21, 1996.	(1)
10.06	Purchase and Sale Agreement, dated August 8, 1996, between The Hartcourt Companies, Inc. and NuOasis International, Inc., and Addendum to Purchase and Sale Contract.	(1)
10.07	Convertible Secured Promissory Note, dated August 8, 1996, in connection with Purchase and Sale Agreement, dated August 8, 1996 between The Hartcourt Companies, Inc. and NuOasis International, Inc.	(1)
10.08	Convertible Secured Promissory Note, dated August 8, 1996, in connection with Purchase and Sale Agreement, dated August 8, 1996 between The Hartcourt Companies, Inc. and NuOasis International, Inc., as amended.	(1)
10.09	Sales Agreement, dated September 17, 1996, between The Hartcourt Companies, Inc. and Promed International, Ltd.	(1)
10.10	Sales Agreement, dated September 17, 1996, between The Hartcourt Companies, Inc. and Mandarin Overseas Investment Co., Ltd.	(1)
10.11	Purchase and Sale Agreement, dated September 27, 1996, between The Hartcourt Companies, Inc. and CKES Acquisitions, Inc.	(1)
10.12	Secured Promissory Note, dated September 27, 1996, in connection with Purchase and Sale Agreement between The Hartcourt Companies, Inc. and CKES Acquisitions, Inc.	(1)
10.13	Consulting Agreement, dated December 30, 1996, between The Hartcourt Companies, Inc. and American Equities LLC, a California limited liability company.	(3)
10.14	Investment Banking Agreement, dated March 1998, between The Hartcourt Companies, Inc. and DanAllen Investment Group.	(2)
10.16	Marketable Securities Agreement, dated July 31, 1997, between The Hartcourt Companies, Inc. and Capital Commerce, Ltd.	(2)
10.17	Lease Termination Agreement, dated March 24, 1998, between Hartcourt Investment (USA) Corporation and Scripto-Tokai Corporation.	(2)
10.18	Share Purchase Agreement with Enova Holdings, Inc., dated February 1, 1999, Exchange Agreement , dated March 23, 1999, and Distribution Agreement, dated March 24, 1999, File # 99579493.	(7)
10.19	1999 Agreement with Beijing UAC Stock Trading Online Co. Ltd.	(8)
10.19	A Financial Statements of Beijing UAC Stock Exchange Online Co. Ltd. for the period from October 18, 1999 (date of inception) to December 31, 1999.	(8)
10.20	Agreement with GoCall.com	(8)
10.21	FTL Stock Purchase Agreement	(8)

Exhibit No.	Description	Previously Filed
10.22	Advisory Agreement and 1999 Stock Plan with NuVen Advisors, Inc. and Hartcourt dated March 18, 1999, File No. 333-74933.	(9)
10.23	Consulting Agreement with Fred G. Luke, dba NuVen Advisors, File No. 99768860.	(10)
10.24	Consulting Agreement with Archer & Weed, File No. 99768860.	(10)
10.25	On December 8, 1999, Hartcourt filed a report on Form 8-K to disclose the resignations of Fred Luke and Jon L. Lawver Directors and Officers, File No. 99770546.	(11)
10.26	February 4, 2000, Hartcourt completed a private placement of 227,445 Units and a class II Warrants to PYR Management LLC for US$3,000,000 pursuant to a regulation D Subscription Agreement, File No. 524390.	(12)
10.27	Interim CFO Employment Agreement, dated January 5, 2005	(17)
10.28	CEO Employment Agreement, dated March 9, 2005	(19)
14.01	Code of Ethics	~~(13)~~
16.01	Letter from Loral International CPA & Advisor, LLC, to the Company resigning as independent auditor, dated December 29, 2004.	(15)
16.02	Letter from Loral International CPA & Advisor, LLC, to the Company indicating disagreement with the Company’s Form 8-K filing regarding Loral’s resignation, dated January 3, 2005.	(16)
21.01	Subsidiaries of the registrant
23.01	Consent of Kabani & Company, Inc. - Independent Registered Accounting Firm
24.01	Power of Attorney (See signature page)
27.01	Financial Data Schedule. Pursuant to Rule 12b-32 under Securities and Exchange Act of 1934, as amended.
31.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed as an exhibit to Hartcourt’s Form 10-KSB/A, dated July 3, 1997 and incorporated herein by reference.

(2) Previously filed as an exhibit to Hartcourt’s 10-KSB, dated April 13, 1998 and incorporated herein by reference.

(3) Previously filed as an exhibit to Hartcourt’s 10-KSB, dated April 15, 1997, and as amended by Hartcourt’s Form 10-KSB40/A, dated July 3, 1997, incorporate herein by reference.

(4) Previously filed as an exhibit to Hartcourt’s Form 8-K, dated October 21, 1997, and as amended by Hartcourt’s Form 8-K/A, dated October 27, 1997, incorporated herein by reference.

(5) Previously filed as exhibit to Hartcourt’s Form 8-K, dated November 12, 1997, incorporated herein by reference.

(6) Previously filed as an exhibit to Hartcourt’s Form 10-KSB, dated April 15, 2003, as amended by Hartcourt’s Form 10-KSB/A, dated April 25, 2003, incorporated herein by reference.

(7) Previously filed as an exhibit to Hartcourt’s Form 8-K, dated March 31, 1999, incorporated herein by reference.

(8) Previously filed as an exhibit to Hartcourt’s Form 10-KSB, dated April 14, 1999, incorporated herein by reference.

(9) Previously filed as an exhibit to Hartcourt’s Form S-8, dated March 24, 1999, incorporated herein by reference.

(10) Previously filed as an exhibit to Hartcourt’s Form S-8, dated December 3, 1999, incorporated herein by reference.

(11) Previously filed as an exhibit to Hartcourt’s Form 8-K, dated December 8, 1999, incorporated herein by reference.

(12) Previously filed as an exhibit to Hartcourt’s Form 8-K, dated February 4, 2000, incorporated herein by reference.

(13) Previously filed as an exhibit to Hartcourt’s Form 10-KSB/A, dated April 15, 2004, incorporated herein by reference.

(14) Previously filed as an exhibit to Hartcourt’s Form 10-KSB/A, dated April 19, 2004, incorporated herein by reference.

(15) Previously filed as an exhibit to Hartcourt’s Form 8-K, dated January 6, 2005, incorporated herein by reference.

(16) Previously filed as an exhibit to Hartcourt’s Form 8-K, dated January 20, 2005, incorporated herein by reference.

(17) Previously filed as an exhibit to Hartcourt’s Form 8-K, dated January 12, 2005, incorporated herein by reference.

(18) Previously filed as an exhibit to Hartcourt’s Form 8-K, dated February 28, 2005, incorporated herein by reference.

(19) Previously filed as an exhibit to Hartcourt’s Form 10KSB/A, dated April 15, 2005, incorporated herein by reference.

(b)	Report on Form 8-K

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

On May 31, 2005, the board of directors approved a change in the Company's current fiscal year end from December 31 to a May 31. File number 05875856. Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTCOURT COMPANIES, INC.
Dated: September 12, 2005	By: /s/ CARRIE HARTWICK

Carrie Hartwick
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint Carrie Hartwick as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILSON W. S. LI Wilson W. S. Li	Director	September 12, 2005

/s/ BILLY Y N WANG Billy Y N Wang	Chairman of the Board of Directors	September 12, 2005

/s/ GEOFFREY WEI Geoffrey Wei	Director	September 12, 2005

/s/ VICTOR ZHOU Victor Zhou	Director	September 12, 2005