Form 10-Q
period 2005-08-31
HARTCOURT COMPANIES INC
filed 2005-10-17
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2005.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to ___________

Commission file number: 001-12671

The Hartcourt Companies, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

306 Yong Teng Plaza, 1065 Wuzhong Road
Shanghai, China	201103
(Address of principal executive offices)	(Zip Code)

(011) (86 21) 5152 1577
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 193,848,137 as of October 5, 2005.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
Unaudited Condensed Consolidated Balance Sheets
Unaudited Condensed Consolidated Statements of Operations
Unaudited Condensed Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II: OTHER INFORMATION
Item 6.	Exhibits
Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
August 31, 2005

ASSET	August 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$1,136,464
Restricted Cash	308,650
Accounts receivable, net	2,853,652
Inventories, net	4,342,870
Notes receivable, net	123,461
Advances to suppliers	882,508
Prepaid expenses and other assets	1,860,230
Due from related party	333,473

TOTAL CURRENT ASSETS	11,841,308

PROPERTY & EQUIPMENT - NET	252,991

INVESTMENTS	61,730

INTANGIBLE ASSET
Goodwill	3,239,110

TOTAL ASSETS	$15,395,139

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$555,570
Loan from employees	1,043,654
Accounts payable	930,907
Advance from customers	3,386,060
Accrued expenses and other current liabilities	615,823
Due to shareholders	260,807
Due to related party	104,910

TOTAL CURRENT LIABILITIES	6,897,731

MINORITY INTERESTS	1,576,510

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
August 31, 2005 (Unaudited)
(-Continued-)

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, issued and cancelled	-
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-

Common stock:
$0.001 par value, 239,999,000 authorized, 193,848,137 and 193,738,462 common shares
issued and outstanding as of August 31 and May 31, 2005	193,849
Additional paid in capital	72,833,928
Treasury stock, at cost, 48,728 shares	(48,728)
Other comprehensive income	1,051,404
Accumulated deficit	(67,109,555)

TOTAL SHAREHOLDERS' EQUITY	6,920,898

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	15,395,139

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Month Periods Ended August 31
2005	2004
Net sales	$10,768,764	$18,853,877
Cost of sales	10,395,922	18,282,760

Gross profit	372,842	571,117

Operating expenses:
Selling, general and administrative	469,601	568,408
Depreciation and amortization	18,692	14,687
Total operating expenses	488,293	583,095

Losses from continuing operations before other income/(expenses)	(115,451)	(11,978)

Other income/(expense):
Interest expense	(38,856)	(45,032)
Interest income	30,736	44,628
Other	353,383	68,176
Total other income	345,263	67,772

Income from continuing operations	229,812	55,794

Less: Minority Interest	168,514	190,475

Income (loss) before discontinued operations	61,298	(134,681)

Discontinued operations:
Gain from discontinued operations	-	271,379
Gain on disposal of discontinued operations	-	(2,968,687)

Income/(losses) before tax	61,298	(2,831,989)

Taxation	29,764	15,978

NET INCOME/(LOSSES)	$31,534	$(2,847,967)

BASIC AND DILUTED EARNINGS/(LOSSES) PER COMMON SHARE:

Earnings/(losses) from continuing operations	0.000	(0.000)
Earnings/(losses) from discontinued operations	0.000	(0.002)
Earnings/(losses) per share	0.000	(0.002)

- Basic and fully diluted (weighted average)	191,674,122	179,095,703

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Month Periods Ended August 31
2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(losses)	$31,534	$(2,847,967)

Adjustments to reconcile net income/(losses) to net cash used in operating activities:
Gain on disposal of property and equipment	(311,495)	-
Loss on sale of affiliate	-	2,968,688
Depreciation	18,692	14,687
Unrealized investment gain	-	(271,379)
Minority interest	168,514	190,475
Stock issued for services and compensations	10,875	92,713
Changes in operating assets and liabilities:
Accounts receivable	(77,089)	325,008
Advances to suppliers	722,873	(193,469)
Inventories	(611,476)	(283,184)
Prepaid expenses and other receivables	207,907	119,929
Accounts payable	(201,742)	(55,203)
Accrued expenses and other current liabilities	(826,509)	(145,297)
Advances from customers	(49,411)	82,138

NET CASH USED IN OPERATING ACTIVITIES	(917,327)	(2,861)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(14,603)	(10,867)
Proceeds on disposal of property and equipment	520,814	-
Cash paid for investments	-	(60,412)
Proceeds on notes receivable, net	362,845	14,553

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	869,056	(56,726)

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Three month Periods Ended May 31
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES

Payments to related parties-net	$(157,599)	$(340,611)
Proceeds /(repayment) on loans and lines of credit-net	(37,456)	-

NET CASH USED IN FINANCING ACTIVITIES	(195,055)	(340,611)

EFFECT OF EXCHANGE RATE ON CASH	9,876	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(233,450)	(400,198)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,369,914	1,707,367

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,136,464	$1,307,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

	For the Three Month Periods Ended August 31
	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASHFLOWS

Cash paid for interest	$4,584	$61,805
Cash paid for income taxes, net of refund received	$67,895	$16,326

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

Note 1. General

The Hartcourt Companies, Inc. ("Hartcourt" or the "Company"), was incorporated in Utah in 1983.  We are a distributor of internationally well known brand named IT hardware products and related services in the People’s Republic of China.

As of August 31, 2005, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of August 31, 2005, the Company owns 51% equity interest in Shanghai Huaqing Corporation Development Ltd. Huaqing is located in Shanghai, China. As the Chinese laws may prohibit foreign companies directly involved in the distribution industry, Hartcourt, through its employees as nominees, holds the equity of Huaqing.

As of August 31, 2005, Hartcourt Capital Inc. owns 90% equity interest in Control Tech Electronics (Shanghai) Co., Ltd. Control Tech is located in Shanghai, China.

As of August 31, 2005, Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. Hartcourt Hi-Tech Investment (Shanghai) Inc. through its employees as nominees, owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China.

As of August 31,2005, AI-Asia, Inc., the third holding company, owns 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China (“AI”), located in Shanghai, China.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the transition period ended May 31, 2005 were filed on September 13, 2005 with the Securities and Exchange Commission and were hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006.

The accounting policies followed by us are set forth in Note A to our financial statements as stated in our report on Form 10-K for the transition period ended May 31, 2005, as filed on September 13, 2005 and incorporated in this Form 10-Q by reference.

The consolidated statements of operations and the cash flow for the six month periods ended August 31, 2004 have not been reviewed.

Principles of Consolidation

Our financial statements for the three months ended August 31, 2005 are consolidated to include the accounts of The Hartcourt Companies Inc., our wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc and Ai-Asia Information Technology Inc, 90% directly owned Control Tech Electronics (Shanghai) Co., Ltd. Our consolidated financial statements also include indirectly, 100% owned subsidiary, Shanghai Jiumeng Information Service Co., Ltd. and 51% indirectly owned Shanghai HuaQing Corporate Development Co., Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

Due to the Chinese government’s restrictions of direct foreign investment in Chinese-owned sales and distribution companies, through Shanghai Jiumeng Information Service Co., Ltd., we own 51% of the equity of Shanghai Huaqing, our main operating subsidiary for the Samsung distribution business. Shanghai Jiumeng is 90% owned by Mr. Kang Bin, our financial controller, and 10% owned by Ms. Ni Ting Ting, an employee of the Company, both of whom are People's Republic of China, or PRC, citizens. The two employees serve as our nominees. We have engaged a PRC law firm to study the latest effective regulations and the steps we could take to apply for the relevant business license in view of the relaxed foreign equity ownership rules in the wholesale sector in regard to our Samsung distribution business.

Note 3. Earnings/(losses) per Share

	Three Months Ended August 31, 2005	Three Months Ended August 31, 2004

Net income	$31,534	$(2,847,967)
Effects of dilutive securities	-	-

Weighted average shares outstanding	191,674,122	179,095,703

Basic and dilutive earnings per share	$0.000	$(0.002)

As of August 31, 2005, we had 29,010,239 warrants and 28,600,000 options authorized and outstanding, each exercisable for one share of our common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects.

Note 4 Equity transactions during the period

On August 15, 2005, we issued 109,675 shares of our common stock valued at $10,875 to all of our independent directors in lieu of cash compensation, which approximately equal to the fair market value of the stock at issue date.

Stock Option Plan

In April 1995, the Company adopted a stock option plan (the Plan) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company, the Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10-year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. All options granted at not less than fair value at the date of grant and have terms of 10 years. The stock option plan adopted in year 1995 expired in August 2005 pursuant to its terms.

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

The following table summarizes the activity of stock options:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Shares under option at May 31, 2005	27,600,000	0.14
Granted	1,000,000	0.09
Exercised	-	-
Expired	-	-
Canceled	-	-
Shares under option at August 31, 2005	28,600,000	0.138

As a part of employment agreement, Mr. Zhou Jingjing, vice president of operation, was granted an option to purchase up to 1 million shares of our common stock at a price of $0.09 per share for a period of five years from the date of grant. The market price of the common stock at the grant date was $0.09 per share.

Warrants

As of August 31, 2005, there were 29,010,239 outstanding warrants to purchase 29,010,239 shares of common stock at $0.001 par value at $0.058 per share in connection with signing a private placement of Hartcourt shares with Enlight Corporation Ltd., on October 23, 2002.

Note 5. Recent Pronouncements

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' reporting period ending January 31, 2003.

In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three month period ended August 31, 2005, as follows ($ in thousands, except per share amounts) :

	2005	2004
	(in thousands $)
Net income (losses) - as reported	$32	(2,848)
Stock-Based employee compensation expense included in reported net income, net of tax	-	-
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(47)	-
Pro forma net profit (loss)	$(15)	(2,848)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Rick-free interest rate	3.4%	-
Expected life of options	5 years	-
Expected volatility	57.93%	-
Expected dividend yield	-	-

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

In August 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

Note 6. Going concern

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $67,109,555 as of August 31, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 7. Notes receivable

Notes receivables as of August 31, 2005 are summarized as follows:

Notes receivable from Beijing Challenge Group, non-interest bearing, 2 installment payments, secured by one shareholder of Beijing Challenge Group,	$243,461
Less: provisions	(120,000)
Notes receivables, net	$123,461
Summary of notes receivable:
Current portion	$123,461
Non-current portion	-
Total	$123,461

NOTE 8. Due from a related party

Due from a related party as of August 31, 2005 amounting $104,910 represents amount due from Huaqing (51% owned subsidiary)’s minority shareholder pursuant to business transactions in the ordinary course. The receivable from a related party is unsecured, interest free and repayable on demand.

NOTE 9. Related party transactions

During the quarter ended August 31, 2005, Hartcourt issued 109,875 shares of our common stock valued at $10,875 to its independent directors in lieu of cash compensation, which approximately equal to the fair market value of the stock at issue date.

NOTE 10. Intangibles

Goodwill resulting from the acquisition amounted to as of August 31, 2005:

Goodwill arising from acquisition of Huaqing	$2,160,101
Goodwill arising from acquisition of Control Tech	1,079,009
Goodwill	$3,239,110

Note 11. Due to a related party

The amount due to a related party as of August 31, 2005 represents amount due to Control Tech (90% owned subsidiary)’s minority shareholder pursuant to business transactions in the ordinary course. Payable to a related party is unsecured, interest free and with no fixed term of repayment.

NOTE 12. Due to Shareholders

Due to Alan Phan, the founder (a)	$30,871
Due to Enlight (b)	150,000
Due to Chateau D'orly (b)	79,936
Total	$260,807

(a)	Alan Phan claimed he incurred expenses of $30,871 on behalf of Hartcourt during 2003 while acted as a consultant to the Company
(b)
The Company signed stock purchase agreements with Enlight Corporation Ltd. ("Enlight") and Chateau D'orly Ltd. ("Chateau") to raise working capital for its operation in the years 2002 and 2003. There is $150,000 of dispute between Hartcourt and Englight with respect to the agreement. The stock purchase contract with Chateau is not fully executed and there is $79,936 outstanding.

NOTE 13. MINORITY INTEREST

The amount represents the minority shareholders' interest in Huaqing, a 51% subsidiary, and Control Tech, a 90% subsidiary.

NOTE 14. OTHER REVENUE

Other revenue mainly consists of gain from disposal of property owned by Huaqing of $311,495. The remaining $42,088 is derived from warranty services and other after-sales services.

NOTE 15. COMMITMENTS AND CONTINGENCIES

A)	Employment Agreements

The current senior management consisting of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The Company’s executive employment agreements stipulate that senior executives, CEO and CFO of the Company, can be terminated without causes with a written notice of 90 days or less. This clause can be a potential contingency to the Company in light of the fact that the Company is a public trading company and may be required for higher standards of corporate governance.

B)	Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through October 2007. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the quarter ended August 31, 2005 and 2004 were $47,935 and $35,952, respectively.

The future minimum annual lease payments required under the operating leases are as follows:

Year Ending May 31	Payments
2006	$110,900
2007	71,650
2008	9,994

Total future lease payments	$192,544

c)	Other Obligations

Huaqing, a 51% owned subsidiary, provides guarantee to Hangzhou Huaqing Monitoring Technology Co., Ltd. for bank loan of US$6,449,275 as of August 31, 2005. Of which, US$2,536,231 are pledged by the inventories of Huaqing. The bank loan will mature on various dates from December 05, 2005 to April 06, 2006.

NOTE 16. RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the quarter ended August 31, 2005 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” "anticipates,”“plans,”“expects,”“intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors Affecting Future Results” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,”“our,”“us” and “Hartcourt” refer to The Hartcourt Companies, Inc. and its subsidiaries

Overview

We are a distributor of internationally well known brand named IT hardware products and related software and services. The main products are Samsung branded notebooks and monitors. Almost all of our revenue for the last two fiscal years and since the transition period ended May 31, 2005 was attributed to distribution revenues from sales of Samsung products in China. Our Samsung distribution business began in March 2003, through the acquisition of a Chinese company named Huaqin Shanghai, who was the distributor of Samsung monitors in the Eastern part of China. In August 2004, Huaqin Shanghai obtained additional distribution rights from Samsung for its notebook product line in the same geographic area. In February 2005, we acquired major assets from a Chinese company named Beijing Control Tech, who was the distributor of ClearOne audio products and Radvision video conference products and services in China. Control Tech’s agreement with Radvision terminated on April 1, 2005. We have ceased distribution of Radvision Products during the current quarter, pending to reach a settlement with Radvision to resolve the distributorship dispute.

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

Our sales organization is divided by product lines, such as the monitor group and notebook group. Zhou Jing Jing, our Vice President of Operations, who joined Hartcourt during the first quarter of fiscal 2006, is responsible for our sales organization. We have a centralized online Enterprise Resources Planning (ERP) system to support the daily operations, connecting order taking, inventory management, distribution, credit, accounting and other related functions.

We have authorized distribution rights with respect to Samsung monitors, notebooks and certain digital products covering the consumer and commercial product distribution channels in Shanghai, a metropolitan city with a population of 20 million people. The authorized distribution agreement signed between Huaqing Shanghai, a 51% owned subsidiary, and Samsung has one-year terms and is renewed on an annual basis. In exchange for this authorized distribution right, as well as purchase price protection and reimbursed advertising and promotion expenses from Samsung, we are required to achieve quarterly purchase targets set by Samsung and perform sales promotion and advertising activities under Samsung's direction, in addition to meeting other Samsung operational requirements. Almost all of our sales for the quarter ended August 31, 2005 comprised of Samsung products, of which, monitors accounted for 77% of the revenue and notebooks accounted for 20% of revenue. Approximately 99% of our revenue derived from Sansung monitor sales in fiscal 2004. We expect that sales of Samsung products will continue to account for substantially all of our sales revenue for the foreseeable future.

Excluding the Zhejiang Samsung market which we no longer service as of the beginning of 2005, our Samsung sales in Shanghai grew 25% compared to a year ago same period.

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

We sell Samsung monitors, notebooks and digital devices to large regional retail stores and to second tier distributors who then resell to smaller retail stores. To promote Samsung's upscale product image, we also manage several Samsung image stores in Shanghai, selling a full range of Samsung consumer electronic products in Shanghai's downtown shopping districts in partnership with Samsung. For the Samsung products for which we have authorized distribution rights, we provide product warranty services to retail consumers on behalf of Samsung. In addition, we provide and charge for after-sales repair, maintenance and service. Our top customers for the quarter ended August 31, 2005 were Guowei, a major retailer and a distributor in Shanghai which accounted for approximately 25% of our revenue; Aiwei, a second tier distributor which accounted for approximately 9% of our revenue; Hongtou Sanbao, a mega consumer electronic chain store which accounted for approximately 7% of our revenue; and, Zhanqi, a distributor which accounted for approximately 6% of our revenue. During the quarter ended August 31, 2005 no other customer or distributor made up more than approximately 5% of our total sales. In fiscal 2004, Hangzhou Huaqin, a distributor in Zhejiang province, accounted for 30% of our revenue, Wenzhou Huaqin, another Zhejiang distributor, accounted for 10% of our revenue, while Chenqin, a Shanghai distributor, accounted for approximately 8% of our revenue and Ninbo KaiKai, a Zhejiang distributor, accounted for approximately 6% of the revenue. No other customers or distributors accounted for more than approximately 5% of our revenue for the quarter ended August 31, 2005.

We source our products from Samsung. As of August 31, 2005, approximately 88% of our Samsung inventory consisted of monitors and approximately 11% consisted of notebooks. It is the current practice of Samsung to protect its distributors, such as the Company, against the potential write-down of such inventories due to technological changes or Samsung's price reductions. Under the terms of the distributor agreement, and assuming the distributor complies with certain conditions, Samsung is required to credit us for inventory losses incurred through reductions in manufacturers' list prices of the items.  Because most of our business is on an as-needed basis and varies slightly, we have no customer orders extending more than a week into the future.

We added audio/video equipment distribution business in March 2005, after acquiring major assets from Control Tech, a Chinese distribution company. This portion of our business accounts for approximately 3% of Hartcourt revenue for the quarter ended August 31, 2005. Our distribution agreement with Radvision was terminated on April 1, 2005. Sales of Radvision products ceased during the quarter while other audio product sales continued. Control Tech is trying to amicably resolve the disputes with Radvision.

Results of Operations

The following table sets forth the consolidated statements of operations and the percentage change for the three months ended August 31, 2005, with the comparable reporting period in the preceding year.

	Three Months Ended
	August 31,	Percentage	August 31,
	2005	Change	2004
Net revenue	$10,768,764	-42.88%	$18,853,877

Cost of revenue:
Cost of revenue	10,395,922	-43.14	18,282,760
Total cost of revenue	10,395,922	-43.14	18,282,760
Gross profit	372,842	-34.72	571,117

Operating expenses:
Sales and marketing	50,777	-54.18	110,817
General and administrative	437,516	-7.36	472,278
Total operating expenses	488,293	-16.26	583,095
Interest income	(8,120)	1909.90	(404)
Other expense, net	(353,383)	418.34	(68,176)
Minority Interest expense	168,514	-11.53	190,475
Discontinued operations expenses, net			2,697,308
Income before income taxes	61,298	4,700	(2,831,989)
Provision for income taxes	29,764	86.28	15,978
Net income	$31,534	9131%	$(2,847,967)

The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	August 31,		August 31,
	2005		2004
Net revenue		%		%
Cost of revenue	96.54		96.97
Gross margin	3.46		3.03
Operating expenses:
Sales and marketing	0.47		0.59
General and administrative	4.06		2.50
Total operating expenses	4.53		3.09
Interest income	-0.08		-0.002
Other expense, net	-3.28		-0.36
Income before income taxes	0.57		-15.02
Provision for income taxes	0.28		0.08
Net income	0.29%		-15.11%

Quarter Ended August 31, 2005 Compared to Quarter Ended August 31, 2004.

Net Revenue

We recorded net sales of US$10,768,764 for the three months ended August 31, 2005, compared to US$18,853,877 for the same period in 2004, excluding the discontinued operations. Lower sales is due to our exit of Zhejiang province market on the Samsung product as a result of Samsung distribution channel re-arrangement. Our sales during the three months ended August 31, 2005 represented revenues derived from sale of Samsung products in Shanghai and sales of multimedia products in China. 97% of total revenue came from sales of Samsung products in Shanghai and the remaining products from multimedia products in China. Compared to a year ago, for the three-month period ended August 31, 2004, 99% of our sales were derived from Samsung products.

We obtained authorized distribution rights with respect to Samsung notebook computers beginning in August 2004. We acquired our multi-media products business in February 2005 and its financial results were consolidated in our financial statements beginning March 1, 2005.

Cost of Revenue and Gross Margin

Cost of Goods Sold amounted to $10,395,922 for the three months ended August 31, 2005, compared to $18,282,760 for the same period in 2004, excluding the discontinued operations. Cost of sales for the three months ended August 31, 2005 represented the cost of Samsung products and multimedia products. Cost of sales for the three months ended August 31, 2004 represented the costs of Samsung products.

Gross margin was $372,846, or 3.46%, for the three months ended August 31, 2005 compared to $571,117, or 3.03%, for the same period in 2004, an increase of 14%. Although the revenue of multimedia products accounted for 3% of sales for the three months ended August 31, 2005, it contributed approximately 28% of total gross profit.

Selling, general and administrative expenses: Our selling, general and administrative expenses were $469,601 for the three months ended August 31, 2005 compared to $568,408 for the same period in 2004, representing a decrease of $98,807, or 21%, due to lower legal and consulting expenses.

Depreciation and amortization expenses: Our depreciation and amortization expenses were $18,692 for the three months ended August 31, 2005 compared to $14,687 for the same periods in 2004. The increase was primarily due to our acquisition of Control Tech.

Interest income: Interest income was $30,736 and $44,628 for the three ended August 31, 2005 and 2004. The decrease was due to less interest income from third party borrowing incurred in this quarter.

Interest expenses: Interest expenses were $38,856 and $45,032 for the three months August 31, 2005 and 2004. The decrease of $6,176, or 14%, was primarily due to the exclusion from our consolidated financial statements of the financial results of Hangzhou Huaqin, which we disposed of in June 2004.

Other revenue: Other revenue mainly represented income from disposal of properties owned by Huaqing of $311,495. The remaining amount of $42,088 is derived from warranty services and other after-sales services.

Income from Continuing Operations: Income from continuing operations for the three months ended August 31, 2005 was $61,298, compared to a loss of $134,681 a year ago, primarily as the result of gain from disposal of properties, coupled with lower operating expenses in the first quarter of 2006.

Minority interest: Minority interest represented the profit shared by the minority shareholders of Huaqing (49%) and Control Tech (10%).

Income tax: We made provision for PRC income taxes of $29,764 and $15,978 for the three months ended August 31, 2005 and 2004, respectively. This provision for taxes relates to the estimated amount of taxes that would be imposed by tax authorities in the PRC. None of our income is subject to U.S. taxes.

Liquidity and Capital Resources:

Our principal capital requirements during the quarter ended on August 31, 2005 have been primarily funded by Chinese short term bank loans.

As shown in our accompanying financial statements, we had a net income of $31,534 for the three months ended August 31, 2005 as compared to a net loss of $2,847,967 for the same period in 2004, caused by one-time losses from discontinued operation. Our current assets exceeded our current liabilities by $4,943,577 as of August 31, 2005.

As of August 31, 2005, we had working capital of US$4,943,577. In addition to our working capital on hand, we intend to obtain needed capital through a combination of bank loans and sale of our equity securities. However, there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities. If we are unable to raise the necessary additional working capital, our operations and financial condition may be adversely affected.

Operating activities: During the three months ended August 31, 2005, net cash used in operating activities increased to $917,327, compared to $2,861 during the same period in 2004. The increase in cash used in operating activities resulted mainly from clearance of other liabilities of Huaqing.

Investing activities: Net cash provided by investing activities during the three months ended August 31, 2005, was $869,056 compared to cash used in investing activities of $56,726 for the same period in 2004. The cash provided by investment activities in the first quarter of 2006 was mostly due to $520,814 proceeds from disposed property and recovery of notes from disposed subsidiary Challenger in the amount of $362,845.

Financing activities: Net cash used in financing activities during the three months ended August 31, 2005 equaled to $195,055 compared to $340,611 during the same period in 2004. Net cash used in financing activities in the quarter ended August 31, 2005 and 2004 mainly represents the repayment of balance due to related parties.

As a result of the above activities, we experienced a net decrease in cash of $233,450 for the three months ended August 31, 2005.

Contractual Obligations

During the quarter ended August 31, 2005, we do not have any contractual obligation other than the facility leases described in Note 14(b) of financial statements.

Off-Balance Sheet Arrangements

During the quarter ended August 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Critical Accounting Policies and Estimates

For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the 5-month transition period ended May 31, 2005. There have been no changes in our critical accounting policies since May 31, 2005.

Risk Factors Affecting Future Results

Investing in our common stock involves a high degree of risk. In addition to the other information contained in this quarterly report, you should carefully read and consider the following risk factors. The risks described below are not exhaustive of the risks that might affect our business. Other risks, including those we currently deem immaterial, may also impact our business. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and could result in a complete loss of your investment or a sever reduction in the trading price of our common stock.

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

IF WE CANNOT MAINTAIN DISTRIBUTION AGREEMENTS WITH OUR KEY VENDORS, OUR ON-GOING BUSINESS WILL BE SEVERELY IMPACTED OR FAIL.

Approximately 97% of our revenue in the quarter ended August 31, 2005, was generated from sales of Samsung products. We sign an annual distribution contract with Samsung. There is no guarantee the distribution contract will be renewed. If our relationship with Samsung is severed, we will experience major revenue or profit decline.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST AND HAVE A HISTORY OF NEGATIVE CASH FLOW FOR OPERATIONS AND MAY NOT ACHIEVE OR SUSTAIN CONSISTENT PROFITABILITY, WHICH COULD RESULT IN A DECLINE IN THE VALUE OF OUR COMMON STOCK OR OUR INABILITY TO SUPPORT OUR OPERATIONS OR FUTURE CAPITAL REQUIREMENTS.

We have received a report from our independent auditors containing an explanatory paragraph that describes doubt about our ability to continue as a going concern due to our historical operating losses and recurring negative working capital. We have incurred net losses and experienced negative cash flows from operations in the last 5 years. As of August 31, 2005, we had an accumulated deficit of approximately US$67 million. As we shift our business from volume driven computer hardware products to more profitable market segments with products low in volume and revenue but high in profit, our revenue will decrease in the near future.

Whether we can achieve cash flow levels sufficient to support our operations for at least the next twelve months, and whether we will then be able to maintain positive cash flow, cannot be accurately predicted. Unless such cash flow levels are achieved, we will need to borrow additional funds or sell debt or equity security, or some combination thereof, to provide funding for our operations. There can be no assurances that any additional debt or equity financing will be available to us on acceptable terms, if at all. The inability to obtain debt or equity financing could have a material adverse effect on our operating results, and as a result we could be required to cease or significantly reduce our operations, seek a merger partner or sell additional securities on terms that may be disadvantageous to shareholders. In addition, irrespective of our revenue, we may not achieve or sustain profitability in future periods as a result of our operating expenses.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE MARKETS FOR COMPUTER MONITORS AND THE NOTEBOOK COMPUTER FOR ANY REASON, INCLUDING CURRENT OR POTENTIAL COMPETITORS GAIN COMPETITIVE ADVANTAGE THROUGH PARTNERING OR ACQUISITION, OUR BUSINESS WILL FAIL.

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

OUR COMMON STOCK MAY NOT REMAIN ELIGIBLE FOR QUOTATION ON THE OTC BULLETIN BOARD.

Our common stock is quoted on the OTC Bulletin Board which requires compliance with certain filing requirements as set forth in NASD Rules 6530 and 6540 in order to remain eligible for quotation. Hartcourt currently in not in compliance with such NASD Rules because we have not remained current in our reporting obligations to the Securities and Exchange Commission under Section 13 or 15(d) of the Securities Exchange Act of 1934, which requires certain issuers of registrable securities to file periodic reports. Specifically, Hartcourt has not filed a complete Form 10-KSB for the fiscal year ended December 31, 2003 due to the fact that our Form 10-KSB was filed with an audit opinion that was qualified as to scope. We are working with our auditors and pursuing other available options to remedy this matter but are at risk of having all quotations of our securities on the OTCBB being deleted. If our securities were deleted from quotation on the OTCBB, our common stock would trade in the "pink sheets" maintained by the National Quotation Bureau, Inc. which is generally considered to be a less efficient market.  Our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

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

OUR CURRENT CAPITAL STRUCTURE MAY NOT BE SUFFICIENT FOR US TO ACQUIRE NEW BUSINESS OR MAINTAIN ON GOING OPERATIONS.

If our current financial resources are insufficient either because of the size of any business acquisition or the depletion of available financial resources in search of acquisitions, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate an acquisition, we would be compelled to restructure the transaction or abandon that particular business acquisition and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or the growth of business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after an acquisition.

COMPLIANCE WITH NEW RULES AND REGULATIONS CONCERNING CORPORATE GOVERNANCE MAY BE COSTLY AND TIME CONSUMING.

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for board and audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities law violations. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. These new rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified persons to serve as members of our board of directors, particularly to serve on our audit committee, or as executive officers.

WHILE WE BELIEVE THAT WE CURRENTLY HAVE ADEQUATE INTERNAL CONTROL PROCEDURES IN PLACE, WE ARE STILL EXPOSED TO POTENTIAL RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE INTERNAL CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY.

We are evaluating our internal controls systems in order to allow management to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting, as required by this legislation. We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to allow our management to assess the effectiveness of our system of internal control as of the end of the transition period ended May 31, 2005, the end of our current fiscal year. Our independent auditors must then attest to and report on that assessment by our management to comply with the management certification and auditor attestation requirements of Section 404 of Sarbanes-Oxley (Section 404). As a result, we have and expect to continue to incur significant additional expenses and diversion of management's time. We may fail to timely complete our evaluation, testing and remediation actions in order to allow for this assessment by our management or our independent auditors may not be able to timely attest to our management's assessment. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission. Further, if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management's assessment or may issue a qualified report identifying a material weakness in our internal controls. Any such action could adversely affect our financial results and could cause our stock price to decline.

IF THE PRC GOVERNMENT FINDS THAT THE STRUCTURE FOR OPERATING OUR CHINA BUSINESS DOES NOT COMPLY WITH PRC GOVERNMENT RESTRICTIONS ON FOREIGN INVESTMENT IN THE IT DISTRIBUTION INDUSTRY, WE COULD BE COMPELLED TO RESTRUCTURE OUR INVESTMENT OR ABANDON OUR INVESTMENT.

We are a U.S. registered company and we conduct our operations solely in China through our directly owned subsidiaries and indirectly majority-owned subsidiary. In order to comply with foreign ownership restrictions, we operate our business in China through a subsidiary which is majority owned by Kang Bin, our financial controller, and Ni Ting Ting, our employee, both of whom are PRC citizens (our nominees). We have entered into a series of contractual arrangements with our indirectly owned subsidiary, its shareholders and our nominees. As a result of these contractual arrangements, we are considered the majority beneficiary of all of our subsidiaries and accordingly we consolidate all of our subsidiaries' results of operations in our financial statements.

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

Because our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments again them in the PRC. After the consummation of acquisitions, all of our assets are located outside of the United States. It may be difficult for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of US security laws.

Caution Regarding Forward-Looking Statements

This Report contains forward-looking statements. These forward-looking statements include our statements regarding the following: our belief that we can deliver expected revenue and profit growth; our expectations regarding our ability to acquire suitable companies for future growth; assumptions underlying our Critical Accounting Policies, and our expectation that we will be able to raise sufficient cash for acquisition and working capital needs for the next 12 months.

We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties include the following: the impact of intense competition in our business; difficulty in acquiring new businesses; difficulties with suppliers and distribution channels; significant impairment charges due to past acquisitions. In addition, the risks and uncertainties that are discussed in this Item 2 under the caption "Risk Factors Affecting Future Results" may also impact these forward-looking statements. We encourage you to read that section carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of August 31, 2005, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.72% to 1.62% per annum. Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year.

Impact of Foreign Currency Rate Changes

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales activities. Since we translate foreign currencies (primarily Chinese Yuans) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because the stability of the exchange rate between Chinese Yuan and US dollar. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of August 31, 2005, we did not engage in foreign currency hedging activities. A movement of 10% in foreign currency exchange rates would not have a material impact on our operating results.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART II: OTHER INFORMATION
Item 1. Exhibits.

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartcourt Companies, Inc. Registrant
/s/ Carrie Hartwick
Carrie Hartwick
Chief Executive Officer and Chief Financial Officer (Principal Executive and Principal Financial Officer)

Date: October 15, 2005

Exhibit Index

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer