Form 10-Q
period 2005-11-30
HARTCOURT COMPANIES INC
filed 2006-01-18
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2005.
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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 193,975,237 as of December 5, 2005.

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
CONSOLIDATED BALANCE SHEET (Unaudited)
November 30, 2005

ASSET

CURRENT ASSETS
Cash and cash equivalents	$892,158
Restricted Cash	1,212,931
Accounts receivable, net	2,952,946
Inventories, net	3,465,105
Notes receivable, net	123,769
Advances to suppliers	1,159,675
Prepaid expenses and other assets	2,236,786
Due from related party	371,356

TOTAL CURRENT ASSETS	12,414,726

PROPERTY & EQUIPMENT - NET	233,137

INVESTMENTS	61,884

INTANGIBLE ASSET
Goodwill	3,239,110

TOTAL ASSETS	$15,948,857

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$1,460,468
Loan from employees	1,015,321
Accounts payable	1,047,217
Advance from customers	2,040,757
Accrued expenses and other current liabilities	1,165,099
Due to shareholders	838
Due to related party	229,936

TOTAL CURRENT LIABILITIES	6,959,636

MINORITY INTERESTS	1,935,920

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, issued and cancelled	-
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-

Common stock:
$0.001 par value, 424,999,000 authorized, 193,975,237 common shares
issued and outstanding as of November 30, 2005	193,975
Additional paid in capital	72,844,177
Treasury stock, at cost, 48,728 shares	(48,728)
Other comprehensive income	1,068,742
Accumulated deficit	(67,004,865)

TOTAL SHAREHOLDERS' EQUITY	7,053,301

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	15,948,857

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Periods Ended November 30		For the Six Month Periods Ended November 30
	2005	2004	2005	2004
Sales	$11,936,548	$19,945,688	22,705,312	$38,799,565
Cost of sales	11,105,879	19,170,118	21,501,801	37,452,878

Gross profit	830,669	775,570	1,203,511	1,346,687

Operating expenses:
Selling, general and administrative	307,238	702,662	776,839	1,271,070
Depreciation and amortization	20,441	14,053	39,133	28,740
Total operating expenses	327,679	716,715	815,972	1,299,810

Gain from continuing operations before other income/(expenses)	502,990	58,855	387,539	46,877

Other income/(expense):
Interest expense	(51,356)	(6,499)	(90,212)	(51,531)
Interest income	42,706	43,651	73,442	88,279
Other	148,247	128,838	501,630	197,016
Total other income	139,597	165,990	484,860	233,764

Income from continuing operations	642,587	224,845	872,399	280,641

Less: Minority Interest	359,410	262,341	527,924	452,816

Income (loss) before discontinued operations	283,177	(37,496)	344,475	(172,175)

Discontinued operations:
Gain from discontinued operations	-	47,283	-	318,660
Loss on disposal of discontinued operations	-	-	-	(2,968,687)

Income/(losses) before tax	283,177	9,787	344,475	(2,822,202)

Taxation	178,487	-	208,251	15,978

NET INCOME/(LOSSES)	$104,690	$9,787	136,224	$(2,838,180)

BASIC AND DILUTED EARNINGS/(LOSSES) PER COMMON SHARE:

Earnings/(losses) from continuing operations	0.001	0.000	0.000	(0.001)
Earnings/(losses) from discontinued operations	0.000	0.002	0.000	(0.015)
Earnings/(losses) per share	0.001	0.002	0.000	(0.017)

Basic (weighted average)	193,931,939	173,605,219	193,844,261	176,361,006
Fully diluted (weighted average)	210,828,012	202,615,458	216,830,516	176,361,006

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Month Periods Ended November 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(losses)	$136,224	$(2,838,180)

Adjustments to reconcile net income/(losses) to net cash used in operating activities:
Gain on disposal of property and equipment	(312,279)	5,243
Gain on disposal of continuing operations	-	(318,662)
Gain on waive off debts	(39,133)	-
Depreciation	39,133	28,740
Loss on sale of affiliate	-	2,968,688
Provision on receivables	6,028	-
Minority interest	527,924	452,816
Stock issued for services and compensations	21,250	92,713
Changes in operating assets and liabilities:
Accounts receivable	(173,996)	1,635,164
Advances to suppliers	448,147	602,812
Inventories	274,952	(697,018)
Prepaid expenses and other receivables	(169,126)	(1,445,397)
Accounts payable	(86,657)	(79,572)
Accrued expenses and other current liabilities	(279,884)	53,943
Advances from customers	(1,394,791)	(1,047,106)

NET CASH USED IN OPERATING ACTIVITIES	(994,199)	(585,816)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(14,667)	(13,468)
Proceeds on disposal of property and equipment	522,116	-
Cash paid for investments	-	(184,776)
Proceeds on notes receivable, net	362,834	3,964,445

NET CASH PROVIDED BY INVESTING ACTIVITIES	870,283	3,766,201

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments to) related parties-net	$(298,628)	$470,440
Proceeds /(repayment) on loans and lines of credit-net	(68,327)	(4,583,796)

NET CASH USED IN FINANCING ACTIVITIES	(366,955)	(4,113,356)

EFFECT OF EXCHANGE RATE ON CASH	13,115	(437)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(477,756)	(933,408)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,369,914	1,707,367

CASH AND CASH EQUIVALENTS - END OF PERIOD	$892,158	$773,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

	For the Six Month Periods Ended November 30
	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Cash paid for interest	$22,603	$68,640
Cash paid for income taxes, net of refund received	$85,395	$16,326

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005 AND 2004

Note 1. General

The Hartcourt Companies, Inc. ("Hartcourt" or the "Company"), was incorporated in Utah in 1983.  We are a distributor of internationally well known brand named IT hardware products and related services in the People’s Republic of China.

As of November 30, 2005, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of November 30, 2005, the Company owns 51% equity interest in Shanghai Huaqing Corporation Development Ltd. Huaqing is located in Shanghai, China. As the Chinese laws may prohibit foreign companies directly involved in the distribution industry, Hartcourt, through its employees as nominees, holds the equity of Huaqing.

As of November 30, 2005, Hartcourt Capital Inc. owns 90% equity interest in Control Tech Electronics (Shanghai) Co., Ltd. Control Tech is located in Shanghai, China.

As of November 30, 2005, Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. Hartcourt Hi-Tech Investment (Shanghai) Inc. through its employees as nominees, owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China.

As of November 30, 2005, AI-Asia, Inc., the third holding company, owns 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China (“AI”), located in Shanghai, China.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the transition period ended May 31, 2005 were filed on September 13, 2005 with the Securities and Exchange Commission and were hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006.

The accounting policies followed by us are set forth in Note A to our financial statements as stated in our report on Form 10-K for the transition period ended May 31, 2005, as filed on September 13, 2005 and incorporated in this Form 10-Q by reference.

Principles of Consolidation

Our financial statements for the three months and six months ended November 30, 2005 are consolidated to include the accounts of The Hartcourt Companies Inc., our wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc and Ai-Asia Information Technology Inc, 90% directly owned Control Tech Electronics (Shanghai) Co., Ltd. Our consolidated financial statements also include indirectly, 100% owned subsidiary, Shanghai Jiumeng Information Service Co., Ltd. and 51% indirectly owned Shanghai HuaQing Corporate Development Co., Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

Due to the Chinese government’s restrictions of direct foreign investment in Chinese-owned sales and distribution companies, through Shanghai Jiumeng Information Service Co., Ltd., we own 51% of the equity of Shanghai Huaqing, our main operating subsidiary for the Samsung distribution business. Shanghai Jiumeng is 90% owned by Ms. Ni Ting Ting, and 10% owned by Jimmy He, both employees of the Company, both of whom are People's Republic of China, or PRC, citizens. The two employees serve as our nominees. We have engaged a PRC law firm to study the latest effective regulations and the steps we could take to apply for the relevant business license in view of the relaxed foreign equity ownership rules in the wholesale sector in regard to our Samsung distribution business.

Note 3. Earnings/(losses) per Share

	Three Months Ended November 30, 2005	Three Months Ended November 30, 2004

Net income	$104,690	$9,787
Effects of dilutive securities	-	-

Weighted average shares outstanding	193,931,939	173,605,219

Basic and dilutive earnings per share	$0.000	$0.000

As of November 30, 2005, we had 27,600,000 options authorized and outstanding, each exercisable for one share of our common stock. On October 23, 2005, 29,010,239 warrants issued in connections with a private placement with Enlight expired. These instruments were included in the computation of diluted earnings per share for the periods presented.

Note 4. Equity transactions during the three months ended November 30, 2005

On October 1, 2005, we issued 127,100 shares of our common stock valued at $10,375 to all of our independent directors in lieu of cash compensation, which approximately equal to the fair market value of the stock at issue date.

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

The 2005 stock option plan was approved on November 23, 2005 during the annual shareholder meeting.

The following table summarizes the activity of stock options:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Shares under option at August 31, 2005	28,600,000	0.138
Granted	-
Exercised	-	-
Expired	(1,000,000)	0.65
Canceled	-	-
Shares under option at November 30, 2005	27,600,000	0.120

On December 1, 2003, Ms. Carrie Hartwick, the CEO, was granted an option to purchase up to 1 million shares of our common stock at a price of $0.65 per share expired on November 30 2005.

Warrants

As of November 30, 2005,the 29,010,239 outstanding warrants to purchase 29,010,239 shares of common stock at $0.001 par value at $0.058 per share in connection with signing a private placement of Hartcourt shares with Enlight Corporation Ltd., granted on October 23, 2002 was expired on October 23, 2005.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three month period ended November 30, 2005, as follows ($ in thousands, except per share amounts) :

	For the Three Months Periods Ended November 30
	2005	2004
	(in thousands $)
Net income (losses) - as reported	$105	$10
Stock-Based employee compensation expense included in reported net income, net of tax	-	-
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(47)	(56)
Pro forma net profit (loss)	$58	(46)

	For the Six Months Periods Ended November 30
	2005	2004
	(in thousands $)
Net income (losses) - as reported	$136	$(2,838)
Stock-Based employee compensation expense included in reported net income, net of tax	-	-
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(92)	(701)
Pro forma net profit (loss)	$44	$(3,539)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Rick-free interest rate	3.4%	-
Expected life of options	5 years	-
Expected volatility	57.93%	-
Expected dividend yield	-	-

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

Note 6. Going concern

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $67,004,865 as of November 30, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

Note 7. Notes receivable

Notes receivables as of November 30, 2005 are summarized as follows:

Notes receivable from Beijing Challenge Group, non-interest bearing, 2 installment payments, secured by one shareholder of Beijing Challenge Group,	$243,769
Less: provisions	(120,000)
Notes receivables, net	123,769
Summary of notes receivable:
Current portion	123,769
Non-current portion	-
Total	$123,769

Note 8. Due from a related party

Due from a related party as of November 30, 2005 amounting $371,356 represents amount due from Huaqing (51% owned subsidiary)’s minority shareholder pursuant to business transactions in the ordinary course. The receivable from a related party is unsecured, interest free and repayable on demand.

Note 9. Related party transactions

During the quarter ended November 30, 2005, Hartcourt issued 127,100 shares of our common stock valued at $10,375 to its independent directors in lieu of cash compensation, which approximately equal to the fair market value of the stock at issue date.

Note 10. Intangibles

Goodwill resulting from the acquisition amounted to as of November 30, 2005:

Goodwill arising from acquisition of Huaqing	$2,160,101
Goodwill arising from acquisition of Control Tech	1,079,009
Goodwill	$3,239,110

Note 11. Due to a related party

The amount due to a related party as of November 30, 2005 amounting US$229,936 represents amount due to Control Tech (90% owned subsidiary)’s minority shareholder pursuant to business transactions in the ordinary course. Payable to a related party is unsecured, interest free and with no fixed term of repayment.

Note 12. Due to Shareholders

Due to Enlight (a)	150,000
Due to Chateau D'orly (a)	79,936
Total	$229,936

(a)
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

Note 14. Other Revenue

Other revenue mainly consists of net revenue derived from warranty services and other after-sales services of $123,404. The remaining balances represent of gain on waiver of $30,871 payable, netting off provision on receivables of $6,028.

Note 15. Commitments and Contingencies

A)	Employment Agreements

The current senior management consisting of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The Company’s executive employment agreements stipulate that senior executives, CEO and CFO of the Company, can be terminated without causes with a written notice of 90 days or less.

B)	Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through October 2007. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the quarter ended November 30, 2005 and 2004 were $25,848 and $21,141, respectively, and for the six months ended November 30, 2005 and 2004 were $51,696 and $42,282 respectively.

The future minimum annual lease payments required under the operating leases are as follows:

Year Ending November 30	Payments
2006	$51,199
2007	54,984
2008	15,838
2008 after	43,704

Total future lease payments	$165,725

c)	Other Obligations

Huaqing, a 51% owned subsidiary, provides guarantee to Hangzhou Huaqing Monitoring Technology Co., Ltd. for bank loan of US$6,449,275 as of November 30, 2005. Of which, US$2,536,231 are pledged by the inventories of Huaqing. The bank loan will mature on various dates before April 06, 2006.

Note 16. Reclassification

Certain prior period amounts have been reclassified to conform to the quarter ended November 30, 2005 presentation.

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

We are a distributor of internationally well known brand named IT hardware products and related software and services. The main products are Samsung branded notebooks and monitors. Almost all of our revenue for the last two fiscal years and since the transition period ended May 31, 2005 was attributed to distribution revenues from sales of Samsung products in China. Our Samsung distribution business began in March 2003, through the acquisition of a Chinese company named Huaqin Shanghai, who was the distributor of Samsung monitors in the Eastern part of China. In August 2004, Huaqin Shanghai obtained additional distribution rights from Samsung for its notebook product line in the same geographic area. In February 2005, we acquired major assets from a Chinese company named Beijing Control Tech, who was the distributor of ClearOne audio products and Radvision video conference products and services in China. Control Tech’s agreement with Radvision terminated on April 1, 2005. We have ceased distribution of Radvision Products during the first quarter of 2006, pending a settlement with Radvision to resolve the distributorship dispute.

Most international and domestic manufacturers of IT products in China rely on distributors, such as Hartcourt, to augment their sales and marketing operations. As a stocking, marketing, and financial intermediary, the distributor relieves manufacturers a portion of the costs and personnel associated with stocking and selling their products (including otherwise sizable investments in finished goods inventories, accounts receivables and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers a broad range of customers the convenience of accessing from a single source with multiple products and rapid or scheduled deliveries, as well as other value-added services such as after sales service. The growth of the IT distribution industry in China has been fostered by many manufacturers who recognize that distributors are essential extensions of their marketing organizations. Most of our customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers.

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

We have authorized distribution rights with respect to Samsung monitors, notebooks and certain digital products covering the consumer and commercial product distribution channels in Shanghai, a metropolitan city with a population of 20 million people. The authorized distribution agreement signed between Huaqing Shanghai, a 51% owned subsidiary, and Samsung has one-year terms and is renewed on an annual basis. In exchange for this authorized distribution right, as well as purchase price protection and reimbursed advertising and promotion expenses from Samsung, we are required to achieve quarterly purchase targets set by Samsung and perform sales promotion and advertising activities under Samsung's direction, in addition to meeting other Samsung operational requirements. Almost all of our sales for the quarter ended November 30, 2005 comprised of Samsung products, of which, monitors accounted for 83% of the revenue and notebooks accounted for 16% of revenue. Approximately 90% of our revenue derived from Sansung monitor sales and 10% from Samsung notebooks in fiscal 2004. We expect that sales of Samsung products will continue to account for substantially all of our sales revenue for the foreseeable future.

Excluding the Zhejiang Samsung market which we no longer service as of the beginning of 2005, our Samsung sales in Shanghai grew 15% compared to a year ago same period.

The markets in which we compete are dynamic and highly competitive. We expect competition to intensify in the future. Our current and potential competitors include the local distributors of Philip and LG monitors in the Shanghai region, as well as other distributors of notebooks made by multinational and leading Chinese notebook manufacturers.

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

We sell Samsung monitors, notebooks and digital devices to large regional retail stores and to second tier distributors who then resell to smaller retail stores. To promote Samsung's upscale product image, we also manage several Samsung image stores in Shanghai, selling a full range of Samsung consumer electronic products in Shanghai's downtown shopping districts in partnership with Samsung. For the Samsung products for which we have authorized distribution rights, we provide product warranty services to retail consumers on behalf of Samsung. In addition, we provide and charge for after-sales repair, maintenance and service. Our top customers for the quarter ended November 30, 2005 were Guowei, a major retailer and a distributor in Shanghai which accounted for approximately 19.3% of our revenue; Aiwei, a second tier distributor which accounted for approximately 9.5% of our revenue; Hongtou Sanbao, a mega consumer electronic chain store which accounted for approximately 5.3% of our revenue; and, Huahai, a distributor which accounted for approximately 5.3% of our revenue. During the quarter ended November 30, 2005 no other customer or distributor made up more than approximately 5% of our total sales. In fiscal 2004, Hangzhou Huaqin, a distributor in Zhejiang province, accounted for 31% of our revenue, Chenqin, a Shanghai distributor, accounted for approximately 8% of our revenue. No other customers or distributors accounted for more than approximately 5% of our revenue for the quarter ended November 30, 2004.

We source our products from Samsung. As of November 30, 2005, approximately 65% of our Samsung inventory consisted of monitors and approximately 35% consisted of notebooks. It is the current practice of Samsung to protect its distributors, such as the Company, against the potential write-down of such inventories due to technological changes or Samsung's price reductions. Under the terms of the distributor agreement, and assuming the distributor complies with certain conditions, Samsung is required to credit us for inventory losses incurred through reductions in manufacturers' list prices of the items.  Because most of our business is on an as-needed basis and varies slightly, we have no customer orders extending more than a week into the future.

We added audio/video equipment distribution business in March 2005, after acquiring major assets from Control Tech, a Chinese distribution company. Our distribution agreement with Radvision was terminated on April 1, 2005. Sales of Radvision products ceased during the first quarter, ‘06. Control Tech is trying to amicably resolve the disputes with Radvision.

Results of Operations

The following table sets forth the consolidated statements of operations and the percentage change for the three months ended November 30, 2005, with the comparable reporting period in the preceding year.

	Three Months Ended
	November 30,	Percentage	November 30,
	2005	Change	2004
Net revenue	$11,936,548	-40.15%	$19,945,688

Cost of revenue:
Cost of revenue	11,105,879	-42.07	19,170,118
Gross profit	830,669	7.10	775,570

Operating expenses:
Selling, general and administrative	307,238	-56.28	702,662
Depreciation and amortization	20,441	45.46	14,053
Total operating expenses	327,679	-54.28	716,715
Interest income/(expenses)-net	(8,650)		37,152
Other income	148,247	15.06	128,838
Minority Interest expense	359,410	37.00	262,341
Discontinued operations expenses, net		-100.00	47,283
Income before income taxes	283,177	2,793.40	9,787
Provision for income taxes	178,487		-
Net income	$104,690	969.68%	$9,787

The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	November 30,	November 30,
	2005	2004
Net revenue	100.00%	100.00%
Cost of revenue	93.04	96.11
Gross margin	6.96	3.89

Operating expenses:
Selling, general and administrative	2.77	3.67
Depreciation and amortization	0.18	0.07
Total operating expenses	2.74	3.59
Interest income/(expenses)-net	(0.07)	0.19
Other income	1.24	0.65
Income before income taxes	2.37	0.05
Provision for income taxes	1.50	-
Net income	0.88%	0.05%

Three and Six Months Ended November 30, 2005 Compared to Three and Six Months Ended November 30, 2004.

Net Revenue

We recorded net sales of US$11,936,548 for the three months ended November 30, 2005, compared to US$19,945,688 for the same period in 2004, excluding the discontinued operations. Lower sales is due to our exit of Zhejiang province market on the Samsung product as a result of Samsung distribution channel re-arrangement. Excluding the sales to Zhejiang region in 2004, Samsung product sales in Shanghai grew 15% for the three months ended November 30, 2005 compared to a year ago same period. For the six moths ended November 30, 2005, we recorded net sales of US$22,705,312, compared to US$38,799,565 a year ago same period. Excluding the sales to Zhejiang region, revenue grew 18% compared to a year ago same period.

Cost of Revenue and Gross Margin

Cost of Goods Sold amounted to US$11, 105,879 for the three months ended November 30, 2005, compared to US$19,170,118 for the same period in 2004, excluding discontinued operations. Cost of Goods Sold amounted to US$21,501,801 for the six months ended November 30, 2005, compared to US$37,452,878 for the same period in 2004, excluding discontinued operations. Almost all of the cost of sales for the three months and six months ended November 30, 2004 and 2005 represented the cost of Samsung products

Gross margin was US$830,669 or 6.96%, for the three months ended November 30, 2005 compared to US$775,570 or 3.89%, for the same period in 2004. Gross margin was US$1,203,511 or 5.30% for the six months ended November 30, 2005 compared to US$1,346,687 or 3.47% for the same period in 2004. The improvement in gross margin was due to better product mix and vendor rebates.

Selling, general and administrative expenses: Our selling, general and administrative expenses were US$307,238 for the three months ended November 30, 2005 compared to US$702,662 for the same period in 2004, representing a decrease of US$395,424, or 56%, due to lower advertising and promotion expenses. Selling, general and administrative expenses were US$776,839 for the six months period ended November 30, 2005 compared to US$1,271,070 for the same period in 2004, representing a decrease of US$494,231 or 41%, due to lower advertising and promotion expenses.

Depreciation and amortization expenses: Our depreciation and amortization expenses were US$20,441 for the three months ended November 30, 2005 compared to US$14,053 for the same period in 2004. The increase was primarily due to our acquisition of Control Tech. Depreciation and amortization expenses were US$39,133 for the six months ended November 30, 2005 compared to US$28,740 for the same period in 2004. The increase was primarily due to our acquisition of Control Tech.

Interest income: Interest income was US$42,706 and US$43,651 for the three months ended November 30, 2005 and 2004. The decrease was due to lower third party borrowing incurred in this quarter. Interest income was US$73,442 and US$88,279 for the six months ended November 30, 2005 and 2004. The decrease was due to lower third party borrowing in 2005.

Interest expenses: Interest expenses were US$51,356 and $6,499 for the three months November 30, 2005 and 2004. The increase of US$44,857 or 690%, was primarily due to the increase of short-term borrowing. For the six months ended November 30, 2005 and 2004, interest expenses were US$90,212 and US$51,531 respectively. The increase of US$38,681 was due to increase of short term borrowing.

Other revenue: Other revenue mainly represented income from disposal of properties owned by Huaqing of US$124,490, and other income of $23,757.

Income from Continuing Operations: Income from continuing operations for the three months ended November 30, 2005 was US$642,587, compared to US$224,845 a year ago, primarily as the result of lower operating expenses. For the six months period ended November 30, 2005 and 2004, income from continuing operation was US$387,539 and US$46,877. The increase was mainly due to lower operating expenses in the quarter ended November 30, 2005.

Minority interest: Minority interest represented the profit shared by the minority shareholders of Huaqing (49%) and Control Tech (10%) for the three month and six month periods ended November 30, 2005. For the three month and six month periods ended November 30, 2004, minority interest represented the profit shared by the minority shareholders of Huaqing (49%) only.

Income tax: We made provision for PRC income taxes of US$178,487 and US$208,251 for the three months and six month ended November 30, 2005. This provision for taxes relates to the estimated amount of taxes that would be imposed by tax authorities in the PRC. None of our income is subject to U.S. taxes.

Liquidity and Capital Resources:

Our principal capital requirements during the quarter ended on November 30, 2005 have been primarily funded by Chinese short term bank loans.

As shown in our accompanying financial statements, we had a net income of US$104,690 for the three months ended November 30, 2005 as compared to US$9,787 for the same period in 2004 due to higher gross margin and various rebates from the vendor. Our current assets exceeded our current liabilities by US$5,455,090 as of November 30, 2005.

As of November 30, 2005, we had working capital of US$5,455,090. In addition to our working capital on hand, we intend to obtain needed capital through a combination of bank loans and sale of our equity securities. However, there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities. If we are unable to raise the necessary additional working capital, our operations and financial condition may be adversely affected.

Operating activities: During the six months ended November 30, 2005, net cash used in operating activities increased to US$994,199, compared to US$585,816 during the same period in 2004. The increase in cash used in operating activities resulted mainly from clearance of other liabilities of Huaqing.

Investing activities: Net cash provided by investing activities during the six months ended November 30, 2005, was US$870,283 compared to cash used in investing activities of US$3,766,201 for the same period in 2004. The cash provided by investment activities in the six months ended November 30, 2005 was mostly due to US$522,116 proceeds from disposed property and recovery of notes in the amount of US$362,834.

Financing activities: Net cash used in financing activities during the six months ended November 30, 2005 equaled to US$366,955 compared to US$4,113,356 during the same period in 2004. Net cash used in financing activities in the six month ended November 30, 2005 and 2004 mainly represents the repayment of balance due to related parties.

As a result of the above activities, we experienced a net decrease in cash of US$477,756 for the six months ended November 30, 2005.

Contractual Obligations

During the quarter ended November 30, 2005, we do not have any contractual obligation other than the facility leases described in Note 14(b) of financial statements.

Off-Balance Sheet Arrangements

During the quarter ended November 30, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Critical Accounting Policies and Estimates

For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the 5-month transition period ended May 31, 2005. There have been no changes in our critical accounting policies since August 31, 2005.

Voting Results of Annual Shareholders’ Meeting on Nov 23, 2005

Hartcourt reconvened its shareholder meeting on Nov 23, 2005. Total 104,810,254 shares were voted, among which, 1) 99.49% of shares were cast in favor of proposal 1: to amend the Articles of Incorporation of the Company to increase the authorized number of shares of common stock by 185,000,000 shares and to eliminate the 1,000 authorized shares of Preferred Stock; 2) 99.99% of shares were cast in favor of proposal 2: to amend the Bylaws of the Company to set the term of office for directors to 2 years; 3) 99.94% of shares were cast in favor of proposal 3: to elect five members of the Board of Directors; 4) 99.99% of shares were cast in favor of proposal 4: to ratify the appointment of Kabani & Company, Inc., as the Company’s independent public accountants for the fiscal year ending May 31, 2000; and 5) 99.65% of shares were cast in favor of proposal 5: to approve the adoption of the 2005 Stock Option Plan.

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

IF WE CANNOT MAINTAIN DISTRIBUTION AGREEMENTS WITH OUR KEY VENDORS, OUR ON-GOING BUSINESS WILL BE SEVERELY IMPACTED OR FAIL.

Approximately 100% of our revenue in the quarter ended November 30, 2005, was generated from sales of Samsung products. We sign an annual distribution contract with Samsung. There is no guarantee the distribution contract will be renewed. If our relationship with Samsung is severed, we will experience major revenue or profit decline.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST AND HAVE A HISTORY OF NEGATIVE CASH FLOW FOR OPERATIONS AND MAY NOT ACHIEVE OR SUSTAIN CONSISTENT PROFITABILITY, WHICH COULD RESULT IN A DECLINE IN THE VALUE OF OUR COMMON STOCK OR OUR INABILITY TO SUPPORT OUR OPERATIONS OR FUTURE CAPITAL REQUIREMENTS.

We have received a report from our independent auditors containing an explanatory paragraph that describes doubt about our ability to continue as a going concern due to our historical operating losses and recurring negative working capital. We have incurred net losses and experienced negative cash flows from operations in the last 5 years. As of November 30, 2005, we had an accumulated deficit of approximately US$67 million.

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

OUR COMMON STOCK MAY NOT REMAIN ELIGIBLE FOR QUOTATION ON THE OTC BULLETIN BOARD.

Our common stock is quoted on the OTC Bulletin Board which requires compliance with certain filing requirements as set forth in NASD Rules 6530 and 6540 in order to remain eligible for quotation. Hartcourt currently is not in compliance with such NASD Rules because we have not remained current in our reporting obligations to the Securities and Exchange Commission under Section 13 or 15(d) of the Securities Exchange Act of 1934, which requires certain issuers of registerable securities to file periodic reports. Specifically, Hartcourt has not filed a complete Form 10-KSB for the fiscal year ended December 31, 2003 due to the fact that our Form 10-KSB was filed with an audit opinion that was qualified as to scope. We are working with our auditors and pursuing other available options to remedy this matter but are at risk of having all quotations of our securities on the OTCBB being deleted. If our securities were deleted from quotation on the OTCBB, our common stock would trade in the "pink sheets" maintained by the National Quotation Bureau, Inc. which is generally considered to be a less efficient market.  Our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

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

We are a U.S. registered company and we conduct our operations solely in China through our directly owned subsidiaries and indirectly majority-owned subsidiary. In order to comply with foreign ownership restrictions, we operate our business in China through a subsidiary which is majority owned by Ni Ting Ting and Jimmy He, our employee, both of whom are PRC citizens (our nominees). We have entered into a series of contractual arrangements with our indirectly owned subsidiary, its shareholders and our nominees. As a result of these contractual arrangements, we are considered the majority beneficiary of all of our subsidiaries and accordingly we consolidate all of our subsidiaries' results of operations in our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of November 31, 2005, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.72% to 1.62% per annum. Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year.

Impact of Foreign Currency Rate Changes

We believe that our exposure to currency exchange fluctuation risk is not significant. The impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future. As of November 30, 2005, we did not engage in foreign currency hedging activities. A movement of 10% in foreign currency exchange rates would not have a material impact on our operating results.

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

Date: January 18, 2006

Exhibit Index

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer