Form 10-Q
period 2006-02-28
HARTCOURT COMPANIES INC
filed 2006-04-17
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2006.

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 194,081,957 as of March 31, 2006.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
Unaudited Condensed Consolidated Balance Sheet
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
CONSOLIDATED BALANCE SHEET (Unaudited)
February 28, 2006

ASSET

CURRENT ASSETS
Cash and cash equivalents	$804,895
Accounts receivable, net	2,931,116
Inventories, net	3,372,754
Advances to suppliers	3,011
Prepaid expenses and other assets	1,951,208
Due from related party	149,358

TOTAL CURRENT ASSETS	9,212,342

PROPERTY & EQUIPMENT - NET	223,999

INVESTMENTS	62,178

INTANGIBLE ASSET - NET	2,160,101

TOTAL ASSETS	$11,658,620

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Loan from employees	$1,339,972
Accounts payable	80,430
Advances from customers	1,316,609
Accrued expenses and other current liabilities	1,161,467
Due to shareholders	229,936

TOTAL CURRENT LIABILITIES	4,128,414

MINORITY INTERESTS	1,930,068

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
February 28, 2006 (Unaudited)
(-Continued-)

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY

Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, issued and cancelled	-
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-

Common stock:
$0.001 par value, 424,999,000 authorized, 194,081,957 common shares
issued and outstanding	194,082
Additional paid in capital	72,853,754
Treasury stock, at cost, 48,728 shares	(48,728
Other comprehensive income	1,106,349
Accumulated deficit	(68,505,319

TOTAL SHAREHOLDERS' EQUITY	5,600,138

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,658,620

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Periods Ended February 28		For the Nine Month Periods Ended February 28
	2006	2005	2006	2005
Sales	$9,427,749	$13,103,965	$32,133,061	$51,903,530
Cost of sales	9,194,641	12,120,909	30,696,442	49,573,787

Gross profit	233,108	983,056	1,436,619	2,329,743

Operating expenses
Selling, general and administrative	235,474	1,420,294	1,012,313	2,691,364
Impairment on goodwill	1,079,009	-	1,079,009	-
Provision on inventory/receivable	496,216	4,083,876	496,216	4,083,876
Depreciation and amortization	16,853	18,298	55,986	47,038
Total operating expenses	1,827,552	5,522,468	2,643,524	6,822,278

Gain (loss) from continuing operations before other income/(expenses)	(1,594,444)	(4,539,412)	(1,206,905)	(4,492,535)

Other income (expenses)
Interest expense	(56,724)	(159,170)	(146,936)	(210,701)
Interest income	2,174	76,649	75,616	164,928
Other	142,897	(501,771)	650,555	(124,164)
Total other income (expenses)	88,347	(584,292)	579,235	(169,937)

Income (loss) from continuing operations	(1,506,097)	(5,123,704)	(627,670)	(4,662,472)

Less: Minority Interest	(5,852)	(285,215)	522,072	167,601

Income (loss) before discontinued operations	(1,500,245)	(4,838,489)	(1,149,742)	(4,830,073)

Discontinued operations
Loss from discontinued operations	-	(504,700)	-	(2,936,243)
Provision for assets pending for sales	-	(7,137,339)	(6,028)	(7,297,255)
Gain (loss) on disposal of discontinued operations	-	53,119	-	(186,040)

Income/(loss) before tax	(1,500,245)	(12,427,409)	(1,155,770)	(15,249,611)

Provision for income tax	209	-	208,460	15,978

NET INCOME/(LOSS)	$(1,500,454)	$(12,427,409)	$(1,364,230)	$(15,265,589)

- Weighted average basic shares outstanding	194,044,012	172,427,684	193,910,113	175,064,306

Earnings/(loss) from continuing operations	$(0.008)	$(0.030)	$(0.003)	$(0.027)
Earnings/(loss) from discontinued operations	$(0.000)	$(0.044)	$(0.000)	$(0.060)
Earnings/(loss) per share	$(0.008)	$(0.072)	$(0.007)	$(0.087)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Month Periods Ended February 28
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,364,230))	$(15,265,589))

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)/loss on disposal of property and equipment	(312,279)	4,980
Unrealized investment loss	-	186,038
Gain on waive off debts	(30,871))	-
Depreciation and amortization	56,747	47,038
Impairments	1,575,225	4,307,693
Loss on sale of affiliate	-	9,989,008
Minority interest	522,072	167,601
Stock issued for services and compensations	30,934	157,509
Changes in operating assets and liabilities:
Accounts receivable	(212,604)	1,888,705
Advances to suppliers	1,604,811	95,596
Inventories	(128,913)	(548,308)
Prepaid expenses and other receivables	116,452	(45,392)
Accounts payable	(1,053,444)	457,814
Accrued expenses and other current liabilities	(277,488)	52,285
Trade deposit	(2,118,939)	(2,842,913)

NET CASH USED IN OPERATING ACTIVITIES	(1,592,527)	(1,347,936)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(23,395)	(13,217)
Proceeds on disposal of property and equipment	522,116	12,082
Cash paid for investments	-	(60,412)
Cash acquired in acquisitions	-	59,670
Proceeds on notes receivable, net	486,603	5,499,881

NET CASH PROVIDED BY INVESTING ACTIVITIES	$985,324	$45,498,00

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from (payments to) related parties-net	$(17,030)	$139,170
Proceeds (payments) on notes payable-net	-	(4,596,544)
Proceeds /(repayment) on loans and lines of credit-net	8,785	(84,647)

NET CASH USED IN FINANCING ACTIVITIES	(8,245)	(4,542,021)

EFFECT OF EXCHANGE RATE ON CASH	50,429	18,592

NET DECREASE IN CASH AND CASH EQUIVALENTS	(565,019)	(373,361)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,369,914	1,707,367

CASH AND CASH EQUIVALENTS - END OF PERIOD	$804,895	$1,334,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

	For the Nine Month Periods Ended February 28
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASHFLOWS

Cash paid for interest	$88,438	$97,586
Cash paid for income taxes, net of refund received	$85,395	$16,326

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006 AND 2005

Note 1. General

The Hartcourt Companies, Inc. ("Hartcourt" or the "Company"), was incorporated in Utah in 1983.  We are a distributor of internationally well known brand named IT hardware products and related services in the People’s Republic of China.

As of February 28, 2006, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of February 28, 2006, the Company owns 51% equity interest in Shanghai Huaqing Corporation Development Ltd. Huaqing is located in Shanghai, China. As the Chinese laws may prohibit foreign companies directly involved in the distribution industry, Hartcourt, through its employees as nominees, holds the equity of Huaqing.

As of February 28, 2006, Hartcourt Capital Inc. owns 90% equity interest in Control Tech Electronics (Shanghai) Co., Ltd. Control Tech is located in Shanghai, China.

As of February 28, 2006, Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. Hartcourt Hi-Tech Investment (Shanghai) Inc. through its employees as nominees, owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China.

As of February 28, 2006, AI-Asia, Inc., the third holding company, owns 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China (“AI”), located in Shanghai, China.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the transition period ended May 31, 2005 were filed on September 13, 2005 with the Securities and Exchange Commission and were hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006.

The accounting policies followed by us are set forth in Note A to our financial statements as stated in our report on Form 10-K for the transition period ended May 31, 2005, as filed on September 13, 2005 and incorporated in this Form 10-Q by reference.

Principles of Consolidation

Our financial statements for the three months and nine months ended February 28, 2006 are consolidated to include the accounts of The Hartcourt Companies Inc., our wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc and Ai-Asia Information Technology Inc, 90% directly owned Control Tech Electronics (Shanghai) Co., Ltd. Our consolidated financial statements also include indirectly, 100% owned subsidiary, Shanghai Jiumeng Information Service Co., Ltd. and 51% indirectly owned Shanghai HuaQing Corporate Development Co., Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Note 3. Earnings/(loss) per Share

	For the Three Month Periods Ended February 28		For the Nine Month Periods Ended February 28
	2006	2005	2006	2005

NET INCOME/(LOSS)	$(1,500,454)	$(12,427,409)	$(1,364,230)	$(15,265,589)

Weighted average basic shares outstanding	194,044,012	172,427,684	193,910,113	175,064,306

Basic per share	$(0.008)	$(0.072)	$(0.007)	$(0.087)

As of February 28, 2006, we had 24,600,000 options authorized and outstanding, each exercisable for one share of our common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects.

Note 4 Equity transactions

On January 1, 2006, we issued 88,835 shares of our common stock valued at $7,875 to all of our independent directors in lieu of cash compensation, which approximately equal to the fair market value of the stock at issue date.

On January 1, 2006, we issued 17,885 shares of our common stock valued at $1,809 to our independent consultant in lieu of cash compensation, which approximately equal to the fair market value of the stock at service date.

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

The 2005 stock option plan was approved on November 23, 2005 during the annual shareholder meeting.

The following table summarizes the activity of stock options:

	Number of Shares	Weighted Average Exercise Price
Shares under option at November 30, 2005	27,600,000	$0.120
Granted	-	-
Exercised	-	-
Expired	(3,000,000)	0.06
Canceled	-	-
Shares under option at February 28, 2006	24,600,000	$0.127

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three months and nine months period ended February 28, 2006 and 2005 as follows ($ in thousands, except per share amounts):

	3 months ended		9 months ended
	February 28,		February 28,
	2006	2005	2006	2005
	(in thousands $)		(in thousands $)
Net income (losses) - as reported	$(1,500)	$(12,427)	$(1,364)	$(15,266)
Stock-Based employee compensation expense
included in reported net income, net of tax	-	-	-	-
Total stock-based employee compensation expense
determined under fair-value-based method for all
rewards, net of tax	-	-	(47)	(307)
Pro forma net profit (loss)	$(1,500)	$(12,427)	$(1,411)	$(15,573)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Rick-free interest rate	-	-	3.4%	3.4%
Expected life of options	-	-	5 years	2 years
Expected volatility	-	-	57.93%	57.93%
Expected dividend yield	-	-	-	-

Warrants

No warrants are outstanding as of February 28, 2006.

Note 5. Recent Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Company believes that the adoption of this standard will have no material impact on its financial statements.

Note 6. Going concern

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $68,505,319 as of February 28, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

NOTE 7. Due from a related party

Due from a related party as of February 28, 2006 amounting $149,358 represents amount due from Huaqing (51% owned subsidiary)’s minority shareholder pursuant to business transactions in the ordinary course. The receivable from a related party is unsecured, interest free and payable on demand.

NOTE 8. Related party transactions

During the quarter ended February 28, 2006, Hartcourt issued 88,835 shares of our common stock valued at $7,875 to all of our independent directors in lieu of cash compensation, which approximately equal to the fair market value of the stock at issue date.

NOTE 9. Intangibles

Goodwill resulting from the acquisition amounted to as of February 28, 2006:

Goodwill arising from acquisition of Huaqing	$2,160,101
Goodwill arising from acquisition of Control Tech	1,079,009
Goodwill	3,239,110
Provision	(1,079,009)
Goodwill - net	$2,160,101

NOTE 10. Due to Shareholders

Due to Enlight (a)	$150,000
Due to Chateau D'orly (a)	79,936
Total	$229,936

(a)
The Company signed stock purchase agreements with Enlight Corporation Ltd. ("Enlight") and Chateau D'orly Ltd. ("Chateau") to raise working capital for its operation in the years 2002 and 2003. There is $150,000 of dispute between Hartcourt and Englight with respect to the agreement. The stock purchase contract with Chateau is not fully executed and there is $79,936 outstanding.

NOTE 11. MINORITY INTEREST

The amount represents the minority shareholders' interest in Huaqing, a 51% subsidiary, and Control Tech, a 90% subsidiary.

NOTE 12. OTHER REVENUE

Other revenue mainly consists of net revenue derived from warranty services and other after-sales services of $136,287 and $254,061 for the quarter ended February 28, 2006 and February 28, 2005, respectively. Apart from the warranty services income, other revenue for the 9 months ended February 28, 2006 included the gain of disposal of property and equipment of $312,279.

NOTE 13. COMMITMENTS AND CONTINGENCIES

A)	Employment Agreements

The current senior management consisting of Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The Company’s executive employment agreements stipulate that senior executives, CEO and CFO of the Company, can be terminated without causes with a written notice of 90 days or less.

B)	Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through October 2007. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the quarter ended February 28, 2006 and 2005 were $25,852 and $30,514, respectively.

 The future minimum annual lease payments required under the operating leases are as follows:

Year Ending February 28	Payments

2006	$25,347
2007	54,984
2008	15,838
2008 after	43,704

Total future lease payments	$139,873

c)	Other Obligations

Huaqing, a 51% owned subsidiary, provides guarantee to Hangzhou Huaqing Monitoring Technology Co., Ltd. for bank loan of $6,449,275 as of February 28, 2006. Of which, $2,536,231 are pledged by the inventories of Huaqing. The bank loan will mature on various dates before April 06, 2006.

NOTE 14. IMPAIRMENT EXPENSE

The Company reviews its goodwill and intangible assets for impairment, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets on an annual basis or whenever significant events or changes occur in its business. The reviews are performed at the operating division level, which comprise the Company’s reporting units. The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. Generally, fair value represents the discounted projected cash flows of an operating division. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

On November 1, 2004, the Company had signed a definitive agreement to purchase a 90% equity interest in Control Tech for a total consideration of $1.96 million. On February 25, 2005, the Company completed all legal procedures to acquire 90% of the capital stock of Control Tech. Due to the Company’s share price decline, the purchase price was revised as $1.96 million payable in 19,588,875 shares of the Company’s common stock, which resulted in the Company recording goodwill of $1,079,009.

During the quarter ended February 28, 2006, Control Tech Electronics (Shanghai) Co., Ltd. ceased generating any revenue. Based upon its future projected cash flow, the Company tested goodwill for impairment as prescribed by SFAS No. 142. The Company determined the goodwill to be impaired and recorded an impairment charge of $1,079,009.

NOTE 15. RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the quarter ended February 28, 2006 presentation.

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

We have authorized distribution rights with respect to Samsung monitors, notebooks and certain digital products covering the consumer and commercial product distribution channels in Shanghai, a metropolitan city with a population of 20 million people. The authorized distribution agreement signed between Huaqing Shanghai, a 51% owned subsidiary, and Samsung has one-year terms and is renewed on an annual basis. In exchange for this authorized distribution right, as well as purchase price protection and reimbursed advertising and promotion expenses from Samsung, we are required to achieve quarterly purchase targets set by Samsung and perform sales promotion and advertising activities under Samsung's direction, in addition to meeting other Samsung operational requirements. Almost all of our sales for the quarter ended February 28, 2006 comprised of Samsung products, of which, monitors accounted for 81% of the revenue and notebooks accounted for 16% of revenue. Approximately 74% of our revenue derived from Sansung monitor sales and 26% from Samsung notebooks in fiscal 2005. We expect that sales of Samsung products will continue to account for substantially all of our sales revenue for the foreseeable future.

Excluding the Zhejiang Samsung market which we no longer service as of the beginning of 2005, our Samsung sales in Shanghai decreased 4.7% compared to a year ago same period.

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

We sell Samsung monitors, notebooks and digital devices to large regional retail stores and to second tier distributors who then resell to smaller retail stores. To promote Samsung's upscale product image, we also manage several Samsung image stores in Shanghai, selling a full range of Samsung consumer electronic products in Shanghai's downtown shopping districts in partnership with Samsung. For the Samsung products for which we have authorized distribution rights, we provide product warranty services to retail consumers on behalf of Samsung. In addition, we provide and charge for after-sales repair, maintenance and service. Our top customers for the quarter ended February 28, 2006 were Aiwei, a second tier distributor which accounted for approximately 11.7% of our revenue; Guowei, a major retailer and a distributor in Shanghai which accounted for approximately 10.7% of our revenue; and Huahai, a distributor which accounted for approximately 6.0% of our revenue. During the quarter ended February 28, 2006 no other customer or distributor made up more than approximately 5% of our total sales. In fiscal 2005, Hangzhou Huaqin, a distributor in Zhejiang province, accounted for 13.5% of our revenue, Chenqin, a Shanghai distributor, accounted for approximately 7.1% of our revenue; and Wenzhou Huaqin, a distribution in Zhejiang province, accounted for 5.6% of our revenue. No other customers or distributors accounted for more than approximately 5% of our revenue for the quarter ended February 28, 2005.

We source our products from Samsung. As of February 28, 2006, approximately 74% of our Samsung inventory consisted of monitors and approximately 12% consisted of notebooks. It is the current practice of Samsung to protect its distributors, such as the Company, against the potential write-down of such inventories due to technological changes or Samsung's price reductions. Under the terms of the distributor agreement, and assuming the distributor complies with certain conditions, Samsung is required to credit us for inventory losses incurred through reductions in manufacturers' list prices of the items.  Because most of our business is on an as-needed basis and varies slightly, we have no customer orders extending more than a week into the future.

We added audio/video equipment distribution business in March 2005, after acquiring major assets from Control Tech, a Chinese distribution company. Our distribution agreement with Radvision was terminated on April 1, 2005. Sales of Radvision products ceased during the first quarter of year 2006. Control Tech is trying to amicably resolve the disputes with Radvision. Considering the market price drop, we made a provision on the Control Tech’s inventory amounted $496,216 in this quarter. As Control Tech did not generate any revenue in this quarter, we made a full impairment for the goodwill arisen from acquiring of Control Tech of $1,079,009 as of February 28, 2006.

Results of Operations

The following table sets forth the consolidated statements of operations and the percentage change for the three months and nine months ended February 28, 2006, with the comparable reporting period in the preceding year.

	Three Months Ended			Nine Months Ended
	February 28, 2006	Percentage Change	February 28, 2005	February 28, 2006	Percentage Change	February 28, 2005
Net revenue	$9,427,749	-28.05%	$13,103,965	$32,133,061	-38.09%	$51,903,530

Cost of revenue	9,194,641	-24.14	12,120,909	30,696,442	-38.08	49,573,787
Gross profit	233,108	-76.29	983,056	1,436,619	-38.34	2,329,743

Operating expenses
Sales and marketing	123,623	-66.93	373,848	194,983	-77.49	866,029
General and administrative	1,703,929	-66.91	5,148,620	2,448,541	-58.89	5,956,249
Total operating expenses	1,827,552	-66.91	5,522,468	2,643,524	-61.25	6,822,278

Interest income/(expenses)-net	(54,550)	-33.90	(82,521)	(71,320)	55.81	(45,773)
Other income/(expenses)-net	142,897	-128.48	(501,771)	650,555	-623.95	(124,164)
Minority Interest expense	5,852	-97.95	285,215	(522,072)	211.50	(167,601)
Discontinued operations expenses, net	-	-100.00	(7,588,920)	(6,028)	-99.94	(10,419,538)

Income before income taxes	(1,500,245)	-87.93	(12,427,409)	(1,155,770)	-92.42	(15,249,611)
Provision for income taxes	209	-	-	208,460	-	15,978
Net loss	$(1,500,454)	-87.93%	$(12,427,409)	$(1,364,230)	-91.06%	$(15,265,589)

The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005

Net revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	97.53	92.50	95.53	95.51
Gross margin	2.47	7.50	4.47	4.49
Operating expenses	0.00	0.00	0.00	0.00
Sales and marketing	1.31	2.85	0.61	1.67
General and administrative	18.07	39.29	7.62	11.48
Total operating expenses	19.38	42.14	8.23	13.14
Interest income	-0.58	-0.63	-0.22	-0.09
Other income	1.52	-3.83	2.02	-0.24
Provision for income taxes	0.00	-57.91	-0.02	-20.07
Income before income taxes	-15.91	-94.84	-3.60	-29.38
Provision for income taxes	0.00	-	0.65	-
Net income	-15.92%	-94.84%	-4.25%	-29.41%

Three Months and Nine Months Ended February 28, 2006 Compared to Three Months and Nine Months Ended February 28, 2005.

Net Revenue

We recorded net sales of $9,427,749 for the three months ended February 28, 2006, compared to $13,103,965 for the same period in 2005, excluding the discontinued operations. Lower sales is due to our exit of Zhejiang province market on the Samsung product as a result of Samsung distribution channel re-arrangement. Excluding the sales to Zhejiang region in 2005, Samsung product sales in Shanghai decreased by 4.7% for the three months ended February 28, 2006 compared to a year ago same period. For the nine moths ended February 28, 2006, we recorded net sales of $32,133,061, compared to $51,903,530 a year ago same period. Excluding the sales to Zhejiang region, revenue decreased 3.8% compared to a year ago same period.

Cost of Revenue and Gross Margin

Cost of Goods Sold amounted to $9,194,641 for the three months ended February 28, 2006, compared to $12,120,909 for the same period in 2005, excluding discontinued operations. Cost of Goods Sold amounted to $30,696,442 for the nine months ended February 28, 2006, compared to $49,573,787 for the same period in 2005, excluding discontinued operations. Almost all of the cost of sales for the three months and nine months ended February 28, 2006 and 2005 represented the cost of Samsung products.

Gross margin was $233,108 or 2.47%, for the three months ended February 28, 2006 compared to $983,056 or 7.50%, for the same period in 2005. Gross margin was $1,436,619 or 4.47% for the nine months ended February 28, 2006 compared to $2,329,743 or 4.49% for the same period in 2005. The decrease in gross margin was due to the consulting service and better product mix for the three months ended February 28, 2005 compared to same period in 2006.

Selling, general and administrative expenses: Our selling, general and administrative expenses were $235,474 for the three months ended February 28, 2006 compared to $1,420,294 for the same period in 2005, representing a decrease of $1,184,820, or 83%, due to lower advertising and promotion expenses as well as legal expenses. Selling, general and administrative expenses were $1,012,313 for the nine months period ended February 28, 2006 compared to $2,691,364 for the same period in 2005, representing a decrease of $1,679,051 or 63%, due to lower advertising and promotion expenses as well as legal expenses.

Depreciation and amortization expenses: Our depreciation and amortization expenses were $16,853 for the three months ended February 28, 2006 compared to $18,298 for the same period in 2005. The decrease was primarily due to the disposal of property and equipment. Depreciation and amortization expenses were $55,986 for the nine months ended February 28, 2006 compared to $47,038 for the same period in 2005. The increase was primarily due to the purchase of property and equipment.

Interest income: Interest income was $2,174 and $76,649 for the three months ended February 28, 2006 and 2005. The decrease was due to lower fixed deposit in the bank as security of bank loans. Interest income was $75,616 and $164,928 for the nine months ended February 28, 2006 and 2005. The decrease was due to lower fixed deposit in the bank as security of bank loans.

Interest expenses: Interest expenses were $56,724 and $159,170 for the three months February 28, 2006 and 2005. The decrease of $102,446 or 64% was primarily due to the decrease of short-term borrowing. For the nine months ended February 28, 2006 and 2005, interest expenses were $146,936 and $210,701respectively. The decrease of $63,765 was due to decrease of short term borrowing.

Income from Continuing Operations: Loss from continuing operations for the three months ended February 28, 2006 was $1,594,444, compared to a loss of $4,539,412 a year ago, primarily as the result of lower operating expenses and lower impairment or provision costs. For the nine months period ended February 28, 2006 and 2005, loss from continuing operation was $1,206,905 and $4,492,535. The decrease was mainly due to lower operating expenses and lower impairment or provision costs in the quarter ended February 28, 2006.

Minority interest: Minority interest represented the profit shared by the minority shareholders of Huaqing (49%) and Control Tech (10%) for the three month and nine month periods ended February 28, 2006. For the three month and nine month periods ended February 28, 2005, minority interest represented the profit shared by the minority shareholders of Huaqing (49%) only.

Income tax: We made provision for PRC income taxes of $209 and $208,460 for the three months and nine month ended February 28, 2006, respectively. This provision for taxes relates to the estimated amount of taxes that would be imposed by tax authorities in the PRC. None of our income is subject to U.S. taxes.

Liquidity and Capital Resources:

Our principal capital requirements during the quarter ended on February 28, 2006 have been primarily funded by Chinese short term bank loans.

As shown in our accompanying financial statements, we had a net loss of $1,500,454 for the three months ended February 28, 2006 as compared to a net loss of $12,427,409 for the same period in 2005 due to lower operating expenses, various rebates from the vendor and the one-time charge of 7,642,039 from discontinued operation to the same period of 2005. Our current assets exceeded our current liabilities by $5,083,928 as of February 28, 2006.

As of February 28, 2006, we had working capital of $5,083,928. In addition to our working capital on hand, we intend to obtain needed capital through a combination of bank loans and sale of our equity securities. However, there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities. If we are unable to raise the necessary additional working capital, our operations and financial condition may be adversely affected.

Operating activities: During the nine months ended February 28, 2006, net cash used in operating activities increased to $1,592,527, compared to $1,347,937 during the same period in 2005. The increase in cash used in operating activities resulted mainly from clearance of other liabilities of Huaqing.

Investing activities: Net cash provided by investing activities during the nine months ended February 28, 2006, was $985,324 compared to $5,498,004 for the same period in 2005. The cash provided by investment activities in the nine months ended February 28, 2006 was mostly due to $522,116 proceeds from disposed property and recovery of notes in the amount of $486,603.

Financing activities: Net cash used in financing activities during the nine months ended February 28, 2006 equaled to $8,245 compared to $4,542,021 during the same period in 2005. Net cash used in financing activities in the nine month ended February 28, 2006 and 2005 mainly represents the repayment of balance due to related parties.

As a result of the above activities, we experienced a net decrease in cash of $565,020 for the nine months ended February 28, 2006.

Contractual Obligations

During the quarter ended February 28, 2006, we do not have any contractual obligation other than the facility leases described in Note 13 (b) of financial statements.

Off-Balance Sheet Arrangements

During the quarter ended February 28, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

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

IF WE CANNOT MAINTAIN DISTRIBUTION AGREEMENTS WITH OUR KEY VENDORS, OUR ON-GOING BUSINESS WILL BE SEVERELY IMPACTED OR FAIL.

Approximately 100% of our revenue in the quarter ended February 28, 2006, was generated from sales of Samsung products. We sign an annual distribution contract with Samsung. There is no guarantee the distribution contract will be renewed. If our relationship with Samsung is severed, we will experience major revenue or profit decline.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST AND HAVE A HISTORY OF NEGATIVE CASH FLOW FOR OPERATIONS AND MAY NOT ACHIEVE OR SUSTAIN CONSISTENT PROFITABILITY, WHICH COULD RESULT IN A DECLINE IN THE VALUE OF OUR COMMON STOCK OR OUR INABILITY TO SUPPORT OUR OPERATIONS OR FUTURE CAPITAL REQUIREMENTS.

We have received a report from our independent auditors containing an explanatory paragraph that describes doubt about our ability to continue as a going concern due to our historical operating losses and recurring negative working capital. We have incurred net losses and experienced negative cash flows from operations in the last 5 years. As of February 28, 2006, we had an accumulated deficit of approximately $68 million.

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

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE MARKETS FOR ANY REASON, INCLUDING CURRENT OR POTENTIAL COMPETITORS GAIN COMPETITIVE ADVANTAGE THROUGH PARTNERING OR ACQUISITION, OUR BUSINESS WILL FAIL.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of February 28, 2006, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.72% to 1.62% per annum. Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year.

Impact of Foreign Currency Rate Changes

We believe that our exposure to currency exchange fluctuation risk is not significant. The impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future. As of February 28, 2006, we did not engage in foreign currency hedging activities. A movement of 10% in foreign currency exchange rates would not have a material impact on our operating results.

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

Date: April 15, 2006

Exhibit Index

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer