Form 10KSB/A
period 2003-12-31
HARTCOURT COMPANIES INC
filed 2006-08-09
CIK 949427

                          THE HARTCOURT COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                                      UTAH
                            (State of incorporation)

                                   87-0400541
                      (I.R.S. Employer Identification No.)

     Room 306, Yong Teng Plaza, 1065, Wu Zhong Road, Shanghai, China 201103
                                0086 21 51521577
               (Address, including zip code, and telephone number,
             including area code, of registrant's executive offices)

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

         Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for most recent fiscal year: $ 131,699,218

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

                            Hartcourt Companies, Inc

                     Restatement of Financial Statements and
            Amended Form 10-KSB for the year ended December 31, 2003

      Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2003, the Company determined that a certain transaction and presentation in the financial statements had not been accounted for properly in the Company's financial statements.

      During the year ended December 31, 2003, the Company, via its BVI subsidiaries (Hartcourt Capital Inc.), acquired four (4) Chinese companies located and operated in China.

      The Company has restated its financial statements based on the appraisal of the fair value of the four (4) companies at the each acquisition date.

      Kabani & Company Inc., Certified Public Accountants, had audited the consolidated the financial statements for the year ended December 31, 2003, after the above-mentioned restatements, and express their opinion "the financial statements referred to the above present fairly, in all material respects, the financial position of the Hartcourt Companies, Inc. as of December 31, 2003, in conformity with accounting principals generally accepted in the United States of America."

      Accordingly, we re-file Form 10-KSB for the year ended December 31, 2003 with United States Securities and Exchange Commission to reflect the changes.

      The changes, however, may cause adjustments to the financial statements for the year ended December 31, 2004 and May 31, 2005. We will include these adjustments in our Form 10-KSB for the year ended May 31, 2006.


                                          /s/ Yungeng Hu
                                          Chief Financial Officer

TABLE OF CONTENTS

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
  Item 9.   Directors, Executive Officers, Promoters and Control Persons
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

ITEM 1 DESCRIPTION OF BUSINESS

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

On February 14, 2003, Hartcourt and HuaQing shareholders signed a definitive agreement ("The Agreement") for the purchase of a 45% equity interest of HuaQing, for a total consideration of $989,549, of which the purchase price was solely paid for by the issuance of 15,960,474 shares of Hartcourt common stock, restricted under the Rule 144 of the US securities laws, at the value of $0.062 per share.

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

On June 30, 2003, Hartcourt signed a Sale and Purchase Agreement to purchase an additional 6% equity interest of HuqQing for a total consideration of $804,273, of which the purchase price was solely paid for by the issuance of 1,340,455 shares of Hartcourt common stock, restricted under Rule 144 of US securities law, at a value of $0.60 per share. HuaQing's financial statement was consolidated on a 51% basis under the operations of Hartcourt starting from July 1, 2003.

Guangdong NewHuaSun Computer Co, Ltd. ("NewHuaSun"): NewHuaSun was founded in 1998, headquartered in Guangzhou, China. It is an authorized distributor of Samsung monitors engaged in the sale and distribution of Samsung monitors in the Guangdong province.

In the December, 2002 NewHuaSun shareholder meeting, Hartcourt obtained a 10% equity voting rights through proxy statements from one of NewHuaSun's shareholders, Mr. Kan XiaoMin. Hartcourt also obtained the voting rights from one of the Board of Directors of NewHuaSun, Mr. Xiao YongLi. The 10% proxy voting rights cover a period of three years, from March 1, 2003 to April 30, 2006.

On April 24, 2003, Hartcourt and NewHuaSun shareholders signed a definitive agreement ("The Agreement") for the purchase of a 45% equity interest of NewHuaSun, for a total consideration of $3,029,214, of which the purchase price was solely paid for by the issuance of 13,769,156 shares of Hartcourt common stock, restricted under Rule 144 of US securities laws, at a value of $0.22 per share. Due to the Chinese government's restrictions over the direct foreign investment in the Chinese owned sales and distribution companies at the time of signing the agreement, Hartcourt applied the same legal structure used in the HuaQing's acquisition for the purchase of NewHuaSun equity.

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

On April 30, 2003, Hartcourt and GuoWei shareholders signed a definitive agreement ("The Agreement") for the purchase of 45% equity interest of GuoWei, for a total consideration of $3,367,774, of which the purchase price was solely paid for by the issuance of 10,863,792 shares of Hartcourt common stock, restricted under Rule 144 of the US securities laws, at a value of $0.31 per share. Due to the Chinese government's restrictions over direct foreign investments in Chinese owned sales and distribution companies at the time of signing of The Agreement, Hartcourt adopted the same legal structure as used in the HuaQing and NewHuaSun acquisition.

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

INVESTMENT AND ACQUISITION:

o The Company acquired additional 5.1% interest of Newhuasun via memorandum of understanding, instead of sales and purchases agreement.

o In February 2004, the Company acquired 5.5% interest of Guowei via a sales agreement. In same month, the Company entered into a conditional sales and purchase agreement to obtained 51% interest of Shanghai Computer ServiceNet Co. ("ServiceNet"), Ltd to strengthen the Company's future growth. The purchase price for 51% interest of ServiceNet is US$2.5millions payable in 3,576,751 restricted common shares of Hartcourt, at US$0.61 per share, and an investment of US$364,000 into ServiceNet.

o During the year ended 2003, the Company entered into a conditional agreement for acquiring 51% ownership interest of Beijing Challenger Group ("Challenger"). The purchase price is US$3.8 millions payables in 6,324,748 restrict common shares of Hartcourt with a promise to invest additional $610,000 into one of Challenger subsidiaries. The effect of this agreement will appear in the year of 2004, therefore Challenger was not consolidated into the 2003 financial statements.

o On February 25, 2005, we completed all legal procedures to acquire 90% of the capital stock of Control Tech. Due to the recent decline of our share price, the purchase price was revised as $1.96 million payable in 19,588,875 shares of our common stock.

DISPOSAL:

o On June 30, 2004, we, together with the minority shareholder of Hopeful Internet Technologies Limited (Hopeful), signed an agreement with First Information Technology for the sale of all of the equity interest in Hopeful for $464,472, which was paid for by the issuance of 2,179 shares of common stock of First Information Technology at value of
         0.01. As a result, we own a 10.5% equity interest in First Information.

o On July 16, 2004, Hartcourt and the minority owners of Wenzhou Zhongnan Group (Wenzhou) reached an agreement to rescind the original acquisition contract entered into on June 28, 2003 to purchase a 51% equity ownership of Wenzhou for a total consideration of $5,011,352. The acquisition was paid for entirely by the issuance of 8,415,370 shares of our common stock. Wenzhou's financial results were consolidated with ours from October 2003 to June 2004. All of the shares issued pursuant to this acquisition have been returned and cancelled. On September 30, 2004, we cancelled 8,417,350 shares of our common stock valued at $2,187,996 in connection with the rescission of our acquisition agreement with Wenzhou Zhongnan Group.

o On September 16, 2004, Huaqing, a 51% Hartcourt owned subsidiary signed a definitive agreement to sell all of its 55% equity interest in Hangzhou Huaqing to a PRC citizen for $760,870.

o On October 19, 2004, we revised the record date for the spin-off of Financial Telecom Limited (USA) ("FTL") from October 17, 2003 to October 25, 2004 pursuant to a Rule 10b-17 notice filed with NASDAQ in order to comply with the notice period for the setting of the record date as required by NASDAQ. In the spin-off, our shareholders of record as of October 25, 2004 received 0.087965218 share of FTL common stock for each share of our common stock held by such shareholders.

o In December 2004, our board of directors authorized the sale of the entire 51% equity interest in Beijing Challenger Group ("Challenger") due to adverse market conditions and the declining Hartcourt share price. On December 9, 2003, we signed a definitive agreement with the shareholders of Challenger to purchase 51% of Challenger for RMB 31.3 million ($3.8 million) payable in 6,824,748 restricted shares of our common stock, plus a cash investment of RMB 5 million ($610,000). On May 31, 2005, related to disposal of Beijing Challenge Group, we received 6,824,748 shares of our common stock valued at US$682,478. Those shares have been returned and canceled.

o On March 15, 2005, we reached an agreement with the minority shareholders of GuoWei to sell the 50.5% of Hartcourt equity back to its original owners for a total consideration of $1,036,816 in a combination of cash and stock transaction where GuoWei paid cash consideration of $795,352 and returned 2,951,800 shares of Hartcourt common stock.

o On May 31, 2005, related to disposal of Guangdong NewHuaSun Computer Co., Ltd., we received 13,769,156 shares of our common stock valued at US$1,376,916. Those shares have been returned and canceled.

RAISE FUNDS:

o On March 29, 2005, we entered into a share purchase agreement to issue and sell 8,500,000 shares of our common stock in an offshore transaction under Regulation S of the Securities and Exchange Commission to five Chinese investors at $0.05 per share for total gross proceeds of $425,000. On March 29, 2005, we entered into a share purchase agreement to sell 17,142,857 shares of our common stock in an offshore transaction under Regulation S to Ever Growth Holdings Ltd at $0.035 per share for total gross proceeds of $600,000.

LAW SUIT:

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

RAPID TECHNOLOGICAL CHANGE AND CHANGE OF OUR VENDOR DISTRIBUTION RELATIONSHIP MIGHT LIMIT OUR ABILITY TO GROW.

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

WE RELY PRINCIPALLY ON DIVIDENDS AND OTHER DISTRIBUTIONS ON EQUITY PAID BY OUR MAJORITY-OWNED OPERATING SUBSIDIARY TO FUND ANY CASH AND FINANCING REQUIREMENTS WE MAY HAVE.

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

AVAILABLE INFORMATION

The company makes the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, and any current reports on Form 8-K, and amendments to any of these reports available through its Internet site (http://www.hartcourt.com) as soon as reasonably practicable after the company files such material with the Securities and Exchange Commission ("SEC"). The information posted on the company's Internet site is not incorporated into this annual report on Form 10-K. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The common stock is quoted on the bulletin board maintained by the National Association of Securities Dealers, Inc. The following table sets forth the range of high and low market price for the common stock during the three most recent years by the calendar quarters ended December 31, 2003 and 2002:


                                                High ($)   Low ($)
------------------------------------------ ------------- ------------
Quarter ended March 31, 2002                    0.41        0.16
------------------------------------------ ------------- ------------
Quarter ended June 30, 2002                     0.25        0.05
------------------------------------------ ------------- ------------
Quarter ended September 30, 2002                0.10        0.05
------------------------------------------ ------------- ------------
Quarter ended December 31, 2002                 0.10        0.05
------------------------------------------ ------------- ------------
Quarter ended March 31, 2003                    0.10        0.05
------------------------------------------ ------------- ------------
Quarter ended June 30, 2003                     1.12        0.08
------------------------------------------ ------------- ------------
Quarter ended September 30, 2003                0.92        0.52
------------------------------------------ ------------- ------------
Quarter ended December 31, 2003                 0.86        0.52
------------------------------------------ ------------- ------------

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

The company did not make any repurchase of its stock within the fiscal year.

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

PLAN OF OPERATION

The Hartcourt Companies, Inc. ("Hartcourt" or the "company") is a growth oriented company in the China's IT distribution and retail sectors. The company's China distribution network spans from the fast economic growth regions of East to the South. It has 33 retail stores in the cities of Shanghai, Beijing, HangZhou and Wenzhou, primarily engaged in the sales of white box desktops, PC components, monitors, accessories, peripherals and branded notebooks. It has three regional sales offices and distribution centers to service commercial customers. The company's commercial customers are mainly value-added resellers (VARs), systems integrators ("Sis"), retail outlets and enterprise end users. The company provides warranty and repair services to further enhance customer experience and increase our overall competitiveness in the market place.

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

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002.

During 2003, Hartcourt continued its previously implemented plan to acquire profitable companies that were in established industries with a history of growth, meanwhile disposed of its unprofitable business. The Company believes its targeted acquisitions and business restructuring will significantly increase revenue and profits eventually.

The operations of Hartcourt for 2003 primarily consisted of operations of Huaqing (51% ownership interest), Guowei (45% ownership interest), Xin Hunsun (45% ownership interest), Zhongnan (51% ownership interest), AI-Asia (wholly-owned subsidiary) and Hartcourt Capital, Inc. (wholly-owned subsidiary). The operations of Hartcourt for 2002 primarily consisted of operations of FTL (58.53% ownership interest), StreamingAsia (85% ownership interest), Sinobull (wholly-owned subsidiary), AI-Asia (wholly-owned subsidiary) and Hartcourt Capital, Inc. (wholly-owned subsidiary) and its investments and advances to entities in China, Hong Kong and US. The Company disposed of FTL, StreamingAsia and Sinobull in 2003.

NET SALES AND COST OF SALES

The Company recorded net sales $131,699,218 in year 2003, compared with $1,137,011 in 2002. The big increase is driven by the acquisition of the business of HuaQing, Guowei, NewHuaSun and Zhongnan. All of HuaQing's and NewHuaSun's business is distribution of Samsung monitors while one third of the Wenzhou Group's sales came from monitor business (various brands). Samsung product accounted for 63% of the total year sales. Guowei's business is the retail and wholesale of do-it-yourself desktops and related PC component sales. The cost of sales is $126,609,193 in year 2003 compared with $362,382 in year 2002, and the gross margin for year 2003 and 2002 is $5,090,025 and $774,629 respectively. The decrease of margin ration is mainly due to the business diversification.

SELLING AND GENERAL ADMINISTRATIVE EXPENSES

SG&A expenses amounted to $4,535,762 in 2003 compared to $2,774,011 in 2002. The SG&A for newly acquired business is $3,573,702 the bulk of which is spending in trade promotion, in-store promotion as well selling expenditures.

IMPAIRMENTS

Impairments in year 2003 amounted to $509,525 compared to $1,563,040 in the year 2002. The impairment amounts of year 2003 comprise impairment on goodwill $195,525 and impairment on investment $400,000. In year 2003 the impairment on investments consisted of impairment on investment in education program $100,000 and impairment on eMPACT of $300,000, and as of 31 December 2002, Hartcourt wrote-off all the goodwill on acquisition of subsidiaries except for Sinobull Group.

INTEREST EXPENSES

The interest expenses increased from $50,197 in 2002 to $327,423 in 2003 and the interest expenses of newly acquired business is $326,895. The sales from the newly acquired business in year 2003 were chiefly from Samsung monitor related business. In March of 2003, Samsung changed its China trade credit policy from extending credits to its distributors to total prepayment from the time the distributors placed an order with the factory. This tightening of credit policy resulted in the distributors having to inject additional cash equivalent to 45 days of sales. While the distributors such as HuaQing and NewHuaSun had tightened trade credits granted to their customers and better managed the inventory on hand, the bulk of the additional cash needs were borrowed from the banks and therefore the substantial increase in interest expenses.

Provision for SEC lawsuit

The Company made a provision of $1,300,000 to cover the potential financial loss from the SEC lawsuit.

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS.

Gain on disposal of discontinued operations in 2003 consist of the realized gain of $1,010,188 for disposal of FTL, and the gain of $203,371 for disposal of StreamingAsia, LogicSpace Asia, TianDi Hulian, HRCT Capital Ltd and HRCT Capital Asia FTL. Gain on disposal of discontinued operations in 2002 is $1,943,701.

LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations is $70,360 in 2003 while the figure is $1,020,252 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

The net cash used by operating activities in 2003 amounted to $1,547,035 compared to $1,852,669 in 2002. Although net cash used by operating activities is not significantly changed, the cash flow is affected chiefly by the increase or decrease of accounts receivable, advance from customers, inventory, accounts payable and accrued expenses of the acquired subsidiaries compared to last year's figures.

INVESTING ACTIVITIES

Net cash obtained in investing activities amounted to $4,276,174 during 2003 compared to net cash obtained $2,538,962 during 2002. Net cash flow in during 2003 primarily resulted from acquisition of the subsidiaries $4,180,284, while net cash flow in 2002 primarily resulted from the proceeds on notes receivable of $1,039,389 and the proceeds from disposal of investment of $1,597,450.

FINANCING ACTIVITIES.

Net cash obtained by financing activities amounted to $997,590 in 2003 compared to net cash used by financing activities of $878,554 during 2002. During year 2003 the Company obtained $909,167, $48,813 & $2,224,679 from proceeds on sale of common stock, proceeds on sale of treasury stock and proceeds on loan respectively, paid $907,847 to related parties and made payment of $1,277,222 on loan payable. In year 2002, Hartcourt paid $7,986 for the loans due to related parties, paid $265,691 in net from issuance of common stock and adjustment of share price, proceeds from shareholders' loan $139,865, made payments on factor $198,205, made payments on long-term debt of $433,299, and made payments on capital lease of $113,238.

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

On June 26th, 2003, Hartcourt signed a definitive agreement to sell 100 ordinary shares of LogicSpace Asia Ltd. ("LS") to Yee, for a total consideration of US$10.The above three companies provide comprehensive real-time audio and video delivery (Streaming Media) solutions along with Internet consulting and web application development for businesses, professionals, organizations, web sites and content publishers.

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

In order to strengthen the competitiveness in the financial information provision sectors, Sinobull Information Company Limited was sold to a non-related company, Genius Technology International Limited ("GTI"), a leader in this field, on May 7, 2003, for a total consideration of $411,936, of which the amount was paid by an issuance of 57,826,793 shares of common stock of GTI at value of $0.0071 each.

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

Change in Accounting Principle

None

ITEM 7. FINANCIAL STATEMENTS

The restated financial statements of the company for the year ended 31 December 2003, together with the independent auditors' report thereon begin on page F-1 of this report.

The financial statements of the company for the year ended 31 December 2002, together with the independent auditors' report thereon begin on page F-2 of this report.

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

The restated financial statements for the year ended 31 December 2003 was audited by Kabani & Company, Inc. ("Kabani"), our current auditor. Kabani was engaged as our independent auditor since January 2005.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information about the directors and executive officers of Hartcourt:

Name                           Age     Position                    Term         Date Held
---------------------------- ------ --------------------------- --------- --------------------------
Stephen Tang                    51    Director                    1 year       Since July 2001
---------------------------- ------ --------------------------- ---------- -------------------------
Dr.  Alan V. Phan               58    Founder                       N/A        Since November 1993
---------------------------- ------ --------------------------- ---------- -------------------------
Mr. David Y. Chen               35    Chairman                    1 year       Since September 2003
                                      Chief Executive Officer                  Since August 2002
---------------------------- ------ --------------------------- --------- --------------------------
Dr. Billy Y N Wang              39    Director                    1 year       Since October 2002
---------------------------- ------ --------------------------- --------- --------------------------
Mr. Geoffrey Wei                36    Director                    1 year       Since March 2003
---------------------------- ------ --------------------------- --------- --------------------------
Mr. Victor Wang                 41    Director                    1 year       Since January 2004
---------------------------- ------ --------------------------- --------- --------------------------
Ms. Carrie Hartwick             42    President and CFO           1 year       Since December 2003
---------------------------- ------ --------------------------- --------- --------------------------
Mr. Richard Yan                 30    Financial Controller        1 year       Since September 2002
---------------------------- ------ --------------------------- --------- --------------------------

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

Executive Officers
------------------

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

Dr. Alan Phan, aged 58: Dr. Alan V. Phan is the founder of Hartcourt and has been Chairman since November 1993. Dr. Phan held the positions of President and Chief Executive Officer of Hartcourt at various times until December 2001.He is also the founder of Hartcourt Investments and Hartcourt Pen. From 1986 to 1993, Dr. Phan was the owner of Hartcourt Consulting, an engineer, equipment and technology exporter to Asia and South America. From 1981 to 1986, Dr. Phan served as Executive Vice President of EM Kay Group, which is an international aircraft leasing company, as well as owner of Village Bank of New Jersey and Magic Marker Industries. From 1975 to 1981, Dr. Phan was the owner of Alpha Development, a California real estate development company; and UBI Business Brokers of Orange County, a real estate and business brokerage office. From 1970 to 1975, Dr. Phan was Area Manager for Eisenberg Group, an Israeli conglomerate, specialized in trading and manufacturing of industrial and consumer products. Dr. Phan received his academic training and degrees in Environmental Engineering from Pennsylvania State University in 1967, and Sussex College of Technology in 1975.

AUDIT COMMITTEE

Hartcourt has two members of audit committee. They are Geoffrey Wei and Billy Wang. Mr. Wei is the chairman of the committee and qualified as an independent director and an audit committee financial expert, as defined by Item 401(e)(2) of Regulation S-B.

Section 16(a) Beneficial Ownership Compliance
---------------------------------------------

In June 2003, Hartcourt issued shares to Enlight Corporation Ltd., which caused Enlight to be the beneficial owner of 11.5% of the common stock of the company. Enlight failed to file any forms required by Section 16(a) of the Exchange Act in connection with these transactions.

Code of Ethics
--------------

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



                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                                                                     COMPENSATION
                                                        ANNUAL COMPENSATION                             AWARDS
                                                  ---------------------------------------------        SECURITIES
                                                                                  OTHER ANNUAL         UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR         SALARY($)      BONUS($)      COMPENSATION($)       OPTIONS(#)    COMPENSATION($)
------------------------------------------------------------------------------------------------------------------------------------
 David Y. Chen                       2003 (1)      150,000             -                -               3,000,000           -
   Chief Executive Officer           2002 (2)      120,000             -                -               2,000,000           -
   and Chairman
 Carrie Hartwick                     2003 (3)      100,000             -                -               1,000,000           -
   President and Chief
   Financial Officer
 Alan Phan                           2001 (4)      250,000             -                -                       -           -
   Chief Executive Officer
   and Chairman

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

                                      Options/SAR Grants in Last Fiscal Year
                                                Individual Grants
                                                                                             Potential Options (1)
                      Number of        % of total                                 Number of
                      Securities       Options/SARs                               Securities
                      underlying        Granted to     Exercise                   underlying     Exercise
                     Options/SARs      Employees in    or Base    Expiration      Options/SA     or Base        Expiration
Name                   Granted         Fiscal Year      Price        Date         RS Granted      Price            Date
--------------------------------------------------------------------------------------------------------------------------------
David Chen            2,000,000             40%         0.10     May 31, 2004      3,000,000       0.48        May 31, 2005
       CEO
Alan Phan             3,000,000             60%         0.06     Dec 31, 2005
       Foundrer
Carrie Hartwick                                                                    1,000,000       0.65        Nov 30, 2005
       CFO

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

                               OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                      AND FY-END OPTION/SAR VALUES
                                                 Number of Securities           Value of Unexercised
                                                Underlying Unexercised               in-the-Money
                                                Options/SARs at FY-End         Options/SARs at FY-End
                      Shares
                     Acquired       Value      Exercisable/Unexercisable    Exercisable/Unexercisable
Name               on Exercise     Realized              (1)                           (2)
------------------ -------------- ---------- ---------------------------    ----------------------------
David Chen         1,000,000      100,000       1,000,000/3,000,000               490,000/330,000
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

Plan category                 Number of securities        Weighted average        Number of securities
                                to be issued upon        exercise price of      remaining available for
                                   exercise of          outstanding options,     future issuance under
                              outstanding options,      warrants and rights     equity compensation plan
                               warrants and rights


Equity  compensation  plans                  300,000                         1                       N/A
approved by security
holders

Equity compensation plans                  7,000,000                      0.19                 4,000,000
not approved by security
holders

Total                                      7,300,000                     0.219                 4,000,000

Stock Option Plan
-----------------

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

Additional information relating to stock options outstanding and exercisable on December 31, 2003 summarized by exercise price is as follows:

                                            Outstanding                        Exercisable
                                 ----------------------------------   --------------------------------
 Exercise Price                                   Weighted Average                 Weighted Average
   Per Share          Shares       Life (Years)     Exercise Price      Shares      Exercise Price
-----------------  ------------- -----------------  ---------------   ----------- --------------------

$0.06 to $1.00     11,300,000       0.5 to 4.5          $0.34         11,300,000         $0.34





Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------

(a) Security ownership of certain beneficial owners

The following table sets forth information as of December 31, 2003 with respect to persons known to Hartcourt to be the beneficial owners of more than 5% of its voting securities and with respect to the beneficial ownership of such securities by each director of Hartcourt.

Title of Class       Name & Address of                  Amount and Nature of Percent
                     Beneficial Owner                   Beneficial Ownership (1)

-------------------- ---------------------------------- ---------------------------- -------------------
Common stock         Dr. Alan V. Phan                   2,520,721                    1.5%
                     Room 701, Building 4, No. 777
                     MeiHua Road,
                     Pudong, Shanghai,
                     China, 201204
-------------------- ---------------------------------- ---------------------------- -------------------
Original Preferred   Dr. Alan V. Phan                   1,000 (2)                    100%
stock
-------------------- ---------------------------------- ---------------------------- -------------------
Common stock         Enlight Corporation Ltd.           16,922,640 (3)               9.9%
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

Title of Class          Name & Address of      Amount and Nature of          Percent
                        Beneficial Owner       Beneficial Ownership (1)
----------------------- ---------------------- -------------------------   -----------
Common stock            David Chen                     1,112,133              0.6%

Common stock            Carrie Hartwick                    7,893                 *

Common stock            Stephen Tang                     150,704                 *

Common stock            Billy Wang                       112,133                 *

Common stock            Geoffrey Wei                      27,724                 *

Common stock            X Y Li                            27,724                 *
Common stock            Richard Yan                        8,000                 *

                        Total                          1,446,311              0.8%

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

Name of related party    relationship                 Transaction nature                   Amount
------------------------ ---------------------------- ------------------------------ --------------------
GuoWei                   45% owned subsidiary         During 2003, Hartcourt provided      $181,221
                                                      management services to GuoWei
------------------------ ---------------------------- ------------------------------ --------------------
David Chen,              CEO                          During 2003, Hartcourt              1,857,900 shares
Carrie Hartwick,         CFO                          issued shares to these              valued at
Richard Yan,             Financial Controller         persons in lieu of                  $262,155.8
Manu Ohri,               Former CFO                   compensation and services
XY Li                    Director
Stephen Tang             Director
Billy Wang               Director
Geoffrey Wei             Director
Alan Phan                Director
Zhang LanYun, Liang      Employee
WeiHong, Cui XiaoYan,    Employee
Huang Jin, Mao Li, Liu   Employee
ChangAn                  Employee
                         Employee
------------------------ ---------------------------- ------------------------------ --------------------
Guan Xue Fang            Wife of an employee of       On December 25, 2003,               $1,842,326.4
                         Huaqing, a subsidiary of     Hartcourt and a group of
                         Hartcourt                    Chinese citizens signed a
                                                      Stock Purchase Agreement
Li ZhengZheng            President of Huaqing         whereby Hartcourt agreed to
                                                      sell to the Group 4,605,816
Xu HuiZhen               Wife of employee of Huaqing  shares of its common stock
                                                      restricted under the Rule
                                                      144 and/or Regulation S, at
ZhangHui                 Director of Huaqing          $0.40 per share.

Liu Jianqing             Employee of Huaqing

Qiu Jiaqi                President of subsidiary of
                         Huaqing
------------------------ ---------------------------- ------------------------------ --------------------
Alan Phan                Chairman                     During 2002, Hartcourt              3,774,513 shares
David Chen               CEO                          issued 3,774,513 shares of          valued at $534,400
Manu Ohri                CFO                          common stock valued at
Stephen Tang             Director                     $534,400 to officers and
Jimmy Lui                Director                     directors in lieu of
                                                      compensation and services
------------------------ ---------------------------- ------------------------------ --------------------

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a) The following list describes the exhibits filed as part of this Annual Report on Form 10-KSB.

Exhibit No.   Description of Document

2.05 Agreement for Sale and Purchase of Certain Interest in the Registered Capital of HuaQing Corporation Development Co Ltd ("HuaQing") dated February 14, 2003 between Hartcourt Capital, Inc. and HuaQing shareholders. (13)

2.06 Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Guandgdong NewHauSun Computer Co, Ltd. ("NewHauSun") dated April 24, 2003 between Hartcourt Capital, Inc. and NewHauSun shareholders. (13)

2.07 Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Shanghai GuoWei Science and Technology Ltd ("GuoWei") dated April 30, 2003 between Hartcourt Capital, Inc. and GuoWei shareholders.
         (13)

2.08 Agreement for the Sale and Purchase of Equity Capital in Shanghai Sinobull Information Corporation Limited dated May 20, 2003 between Hopeful Internet Technologies Limited and Genius Technology Inc. (13)

2.09 Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Zhangnan Group ("Zhongnan") dated June 25, 2003 between Hartcourt Capital, Inc. and Zhongnan shareholders. (13)

2.10 Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Shanghai HuaQing Corporation Development Co Ltd ("Shanghai HuaQing") dated June 30, 2003 between Hartcourt Capital, Inc. and Shanghai HuaQing shareholders. (13)

2.11 Agreement for Sale and Purchase of Shanghai PengYang Computer Co., Ltd. dated November 21, 2003 between Hartcourt Capital, Inc and PengYang shareholders. (13)

2.12 Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Beijing Challenger Wanzhong Info Tech Co., LTD ("Challenger") dated December 9, 2003 between Hartcourt Capital, Inc. and Challenger shareholders. (13)

3.01     Articles of Incorporation of Hartcourt, as amended. (1)

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

10.19 A Financial Statements of Beijing UAC Stock Exchange Online Co, Ltd. For the period from October 18, 1999 (date of inception) to December 31, 1999. (8)

10.20    Agreement with GoCall.com (8)

10.21    FTL Stock Purchase Agreement (8)

10.22 Advisory Agreement and 1999 Stock Plan with NuVen Advisors, Inc. and Hartcourt dated March 18, 1999, File No. 333-74933. (9)

10.23 Consulting Agreement with Fred G. Luke, dba NuVen Advisors, File No. 99768860. (10)

10.24    Consulting Agreement with Archer & Weed, File No. 99768860. (10)

10.25 On December 8, 1999, Hartcourt filed a report on Form 8-K to disclose the resignations of Fred Luke and Jon L. Lawver Directors and Officers, File No. 99770546. (11)

10.26 February 4, 2000, Hartcourt completed a private placement of 227,445 Units and a class II Warrants to PYR Management LLC for $3,000,000 pursuant to a regulation D Subscription Agreement, File No.524390. (12)

14.01    Code of Ethics (13)

21.01    Subsidiaries of the registrant (13)

31.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)

31.02 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)

32.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

32.02 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

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

(13) Previously filed as an exhibit to Hartcourt's Form 10-KSB/A, dated April 20, 2004, incorporated herein by reference.

(14) Filed herewith

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

                                      2003                      2002
                                      ----                      ----
Audit Fees                           70,000                    46,000
Audit-Related Fees                       --                        --
Tax Fees                                 --                        --
All Other Fees                           --                        --

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934,the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE HARTCOURT COMPANIES, INC.



Date: August 1, 2006                    By: /s/ Victor Zhou
                                            -----------------------------------
                                            Victor Zhou
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                            Title                             Date
---------                            -----                             ----

/s/ Yungeng Hu                Chief Financial Officer             August 1, 2006
------------------------
Yungeng Hu


                        POWER OF ATTORNEY AND SIGNATURES

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor Zhou and Yungeng Hu, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated:

Signature                            Title                             Date
---------                            -----                             ----

/s/ Victor Zhou              Chief Executive Officer              August 1, 2006
---------------------
Victor Zhou


/s/ Yungeng Hu               Chief Financial Officer              August 1, 2006
---------------------
Yungeng Hu


/s/ Billy Wang                Chairman                            August 1, 2006
---------------------
Billy Wang


/s/ Wilson Li                 Director                            August 1, 2006
---------------------
Wilson Li


/s/ Geoffrey Wei              Director                            August 1, 2006
---------------------
Geoffrey Wei

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Stockholders and Board of Directors
The Hartcourt Companies, Inc.

We have audited the accompanying consolidated balance sheet of The Hartcourt Companies, Inc., a Utah Corporation (the "Company") as of December 31, 2003 and the related consolidated statements of operations, consolidated stockholders' equity and comprehensive income and consolidated statements of cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $51,624,284 including net loss of $570,889 for the year ended December 31, 2003. These factors as discussed in
Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


As discussed in Note 21, the financial statements for the year ended December 31, 2003 have been restated.

/s/ Kabani & Company Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
August 1, 2006

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

/s/ Loral International CPA & Advisor, LLC
------------------------------------
Loral International CPA & Advisor, LLC
New York, New York
May 14, 2003


                                      F-1b

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                    DEC 31, 2003
                                 ASSETS                              (Restated)
CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                                         $  3,792,086
 ACCOUNTS RECEIVABLE                                                  3,872,313
 INVENTORIES, NET                                                     4,360,719
 ADVANCE TO SUPLIERS                                                  3,979,225
 DEPOSITS, OTHER DEBTORS AND PREPAID EXPENSES                         1,537,377
 DUE FROM RELATED PARTIES                                               594,361
 NOTE RECEIVABLE (CURRENT)                                              608,573
                                                                   ------------
 TOTAL CURRENT ASSETS                                                18,744,654
                                                                   ------------
 PROPERTY & EQUIPMENT                                                   823,342
 INTANGIBLE ASSETS
 NOTE RECEIVABLES                                                     1,827,509
 GOODWILL                                                            12,000,710
 INVESTMENT                                                             411,936
                                                                   ------------
TOTAL ASSETS                                                       $ 33,808,151
                                                                   ============


                   LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 ACCOUNTS PAYABLE                                                  $  3,442,423
 NOTE PAYABLE                                                           120,821
 SHORT TERM LOAN                                                      4,000,749
 OTHER PAYABLE                                                        4,146,152
 ACCRUED EXPENSES                                                     1,739,083
 ADVANCE FROM CUSTOMERS                                               1,977,585
 DUE TO RELATED PARTIES                                                 276,832
                                                                   ------------
 TOTAL CURRENT LIABILITIES                                           15,703,645
                                                                   ------------

MINORITY INTEREST                                                     1,895,962

COMMITMENTS & CONTINGENCIES                                           1,300,000

SHAREHOLDERS EQUITY (DEFICIT)
 Preferred Stock:
 Original preferred stock, $0.01 par value, 1,000                            10
    shares authorized, issued and outstanding
 Class A, 10,000,000 shares authorized, none                                  0
    issued and outstanding at December 31, 2003
    and 2002 , respectively
 Series A, $1,000 stated value, 4,000 shares                                  0
    authorized, issued and outstanding at December
    31, 2003 and 2002 respectively
 Series B, $1,000 stated value, 2,000 shares                                  0
    authorized, none issued and outstanding at
    December 31, 2003 and 2002, respectively
 Series C, $1,000 stated value, 1,500 shares                                  0
    authorized, none issued and outstanding at
    December 31, 2003 and 2002, respectively
 Series D, $1,000 stated value, 10,000 shares                                 0
    authorized, none issued and outstanding at
    December 31, 2003 and 2002, respectively
 Series AB, $100 stated  value, 25,000 shares                                 0
    authorized, none issued and outstanding at
     December 31, 2003 and 2002, respectively
 Total Preferred Stock                                                       10
 Common stock, $0.001 par value, 250,000,000
 Authorized 171,157,104 and 88,518,023 common
 shares issued and outstanding,
 respectively in 2003 and 2002                                          171,157
 Stock subscription receivable                                       (1,842,326)
 Additional paid in capital                                          68,338,297
 Treasury stock, at cost, 48,728 and 5,610,588                          (48,728)
     shares at December 31, 2003 and 2002,
     Respectively
 Other comprehensive loss                                               (85,582)
 Accumulated deficit                                                (51,624,284)
                                                                   ------------
TOTAL SHAREHOLERS EQUITY                                             14,908,544
                                                                   ------------
TOTAL LIABILITY. AND EQUITY                                        $ 33,808,151
                                                                   ============

  The accompanying notes form an integral part of these consolidated financial statements


HARTCOURT COMPANIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR YEARS ENDED ON DECEMBER 31
                                                                         2003               2002
                                                                      (Restated)
                                                                     -------------     -------------
TOTAL REVENUES                                                       $ 131,699,218     $   1,137,011
COST OF SALES                                                          126,609,193           362,382
                                                                     -------------     -------------
GROSS PROFIT                                                             5,090,025           774,629
                                                                     -------------     -------------

OPERATING EXPENSES
      SELLING AND G&A EXPENSE                                            4,535,726         2,774,011
      DEPRECIATION AND AMORTIZATION                                        137,219           371,779
      IMPAIRMENTS- GOODWILL                                                109,525         1,563,040
      IMPAIRMENTS-INVESTMENT                                               400,000                --
                                                                     -------------     -------------

TOTAL OPERATING EXPENSES                                                 5,182,470         4,708,830
                                                                     -------------     -------------

LOSS FROM OPERATIONS                                                       (92,445)       (3,934,201)

OTHER INCOME(EXPENSE)
      OTHER REVENUE                                                         31,593            26,961
      INTEREST INCOME                                                      234,838            94,299
      LOSS ON DISPOSAL OF FIXED ASSETS                                          --          (295,564)
      PROVISION FOR SEC LAWSUIT                                         (1,300,000)               --
      INTEREST EXPENSE                                                    (327,423)          (50,197)
                                                                     -------------     -------------
TOTAL OTHER EXPENSES                                                    (1,360,992)         (224,501)
                                                                     -------------     -------------


INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST       (1,453,437)       (4,158,702)


LESS: LOSS IN SUBSIDIARY, ATTIBUTED TO MINORITY INTEREST                    24,297           685,251
                                                                     -------------     -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                                           (1,429,140)       (3,473,451)
                                                                     -------------     -------------

DISCONTINUED OPERATION
     GAIN ON DISPOSAL OF SUBSIDIARIES                                    1,213,559         1,943,701
     DISCONTINUED OPERATION LOSS                                           (70,360)       (1,020,252)
                                                                     -------------     -------------
                                                                         1,143,199           923,449
                                                                     -------------     -------------

LOSS BEFORE INCOME TAX                                                    (285,941)       (2,550,002)


INCOME TAX EXPENSES                                                        284,948                --
                                                                     -------------     -------------
NET LOSS                                                             $    (570,889)    $  (2,550,002)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss                                          (14,488)           (9,407)
                                                                     -------------     -------------
COMPREHENSIVE LOSS                                                   $    (585,377)    $  (2,559,409)
                                                                     =============     =============

BASIC AND DILUTED LOSS PER COMMON SHARE
  LOSS FROM CONTINUING OPERATIONS                                    $      (0.012)    $       (0.04)
  GAIN FROM DISCONTINUED OPERATIONS                                          0.008              0.01
                                                                     -------------     -------------
  LOSS PER SHARE                                                     $      (0.004)    $       (0.03)
                                                                     =============     =============
    - BASIC AND DILUTED (WEIGHTED AVERAGE)                             135,564,580        80,415,882
                                                                     =============     =============


       The accompanying notes form an integral part of these consolidated financial statements


                                                 F-3


                               THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 2003 (Restated) AND 2002

                                                                                  Common
                                                                                   Stock      Additional
                                     Preferred              Common             Subscriptions   Paid In
    Description                   Shares  Amount     Shares        Amount       Receivable     Capital
-------------------------------------------------------------------------------------------------------------

Balance - January 1, 2002          1,000  $   10    73,885,656  $     73,886  $   (139,865)  $ 55,774,225

Shares issued for
consulting services                   --      --     3,440,334         3,440            --        356,370


Stock subscriptions
received                              --      --            --            --       613,046             --

Shares issued to directors
in lieu of compensation &
services                              --      --     3,774,513         3,774            --        530,626


Sale of treasury stock                --      --            --            --            --       (180,082)

Shares return
in-connection with
disposal of ETCI                      --      --            --            --            --             --


Share price adjusted                  --      --            --            --            --     (1,225,455)


Dividend                              --      --            --            --            --       (250,000)

Shares issued for
subscription receivable               --      --     7,417,520         7,418      (473,181)       663,416


Foreign currency
translation loss                      --      --            --            --            --             --


Net Loss                              --      --            --            --            --             --

                            ---------------------------------------------------------------------------------
Balance - Dec 31, 2002             1,000  $   10    88,518,023  $     88,518  $          0   $ 55,669,100
                            =================================================================================


               The accompanying notes form an integral part of these consolidated financial statements

                                                   F-4a




continued from above
                               THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          FOR THE YEARS ENDED DECEMBER 31, 2003 (Restated) AND 2002


                                                                   Other                           Total
                                         Treasury Stock        Comprehensive       Accum.      Shareholders
    Description                       Shares        Amount         Loss           Deficit         Equity
-----------------------------------------------------------------------------------------------------------

Balance - January 1, 2002            2,418,367   $ (1,662,233)  $    (61,687)  $(48,503,393)  $  5,480,943

Shares issued for
consulting services                         --             --             --             --        359,810


Stock subscriptions
received                                    --             --             --             --        613,046

Shares issued to directors
in lieu of compensation &
services                                    --             --             --             --        534,400


Sale of treasury stock                (563,837)       263,305             --             --         83,223

Shares return
in-connection with
disposal of ETCI                     3,756,058     (2,325,000)            --             --     (2,325,000)


Share price adjusted                        --             --             --             --     (1,225,455)


Dividend                                    --             --             --             --       (250,000)

Shares issued for
subscription receivable                     --             --             --             --        197,653


Foreign currency
translation loss                            --             --         (9,407)            --         (9,407)


Net Loss                                    --             --             --     (2,550,002)    (2,550,002)

                            ------------------------------------------------------------------------------
Balance - Dec 31, 2002               5,610,588   $ (3,723,928)  $    (71,094)  $(51,053,395)  $    909,211
                            ==============================================================================

               The accompanying notes form an integral part of these consolidated financial statements

                                                   F-4b







                                      THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 2003 (Restated) AND 2002

                                                                                           Common
                                                                                            Stock       Additional
                                       Preferred                     Common             Subscriptions    Paid In
        Description                Shares     Amount         Shares         Amount        Receivable     Capital
-------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 2003          1,000   $         10     88,518,023   $     88,518             --   $ 55,669,100


Shares issued for
consulting services                   --             --      2,174,667          2,175             --        160,246


Shares issued to executive
and staffs in lieu of
compensation and services             --             --      1,268,440          1,268        196,127        197,395


Stock subscriptions
received                              --             --     31,298,535         31,299     (1,842,326)     2,620,195


Shares issued to directors
in lieu of compensation &
services                              --             --        589,460            589             --         64,161


Shares issued for
execution of stock option      1,000,000          1,000         99,000        100,000


Cancel of treasury stocks     (4,756,058)        (4,756)    (3,170,444)    (4,756,058)     3,175,200             --


Sale of treasury stock                --             --             --             --             --       (451,187)


Shares issued for
execution of cashless
warrants                              --             --        714,794            715             --           (715)


Shares issued in
connection of acquisition             --             --     50,349,243         50,349             --     13,151,814


Foreign currency
translation loss                 (14,488)       (14,488)


Net Loss                              --             --             --             --             --             --
                              -------------------------------------------------------------------------------------------
Balance - Dec 31, 2003             1,000   $         10    171,157,104   $    171,157   $ (1,842,326)  $ 68,338,297
                              ===========================================================================================


               The accompanying notes form an integral part of these consolidated financial statements

                                                           F-5a






                              THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 2003 (Restated) AND 2002


                                                                  Other                          Total
                                         Treasury Stock       Comprehensive     Accum.       Shareholders
        Description                  Shares         Amount         Loss         Deficit         Equity
---------------------------------------------------------------------------------------------------------
Balance - January 1, 2003           5,610,588   $ (3,723,928)  $    (71,094)  $(51,053,395)  $    909,211


Shares issued for
consulting services                        --             --             --             --        162,421


Shares issued to executive
and staffs in lieu of
compensation and services


Stock subscriptions
received                                   --             --             --             --        809,168


Shares issued to directors
in lieu of compensation &
services                                   --             --             --             --         64,750


Shares issued for
execution of stock option


Cancel of treasury stocks


Sale of treasury stock               (805,802)       500,000             --             --         48,813


Shares issued for
execution of cashless
warrants                                   --             --             --             --             --


Shares issued in
connection of acquisition                  --             --             --             --     13,202,163


Foreign currency
translation loss


Net Loss                                   --             --             --       (570,889)      (570,889)
                              ---------------------------------------------------------------------------
Balance - Dec 31, 2003                 48,728   $    (48,728)  $    (85,582)  $(51,624,284)  $ 14,908,544
                              ===========================================================================

               The accompanying notes form an integral part of these consolidated financial statements

                                                  F-5b






HARTCOURT COMPANIES, INC.
CONSOLIDATED CASH FLOW
FOR YEARS ENDED ON DECEMBER 31
                                                                          2003                  2002
                                                                       (Restated)
                                                                       ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $   (570,889)        $ (2,550,002)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Loss on abandonment of property and equipment                                  --              295,564
  Provision on doubtful receivables                                         101,186            1,115,963
  Accrual for contingent liability                                        1,300,000
  Depreciation, amortization and impairments                                646,744            1,934,819
  Gain on sale of affiliate                                              (1,143,199)          (1,020,252)
  Minority interest in loss/(gain) of subsidiaries                          (24,297)            (685,251)
  Shares issued in lieu of compensation and services                        424,566              889,211
Changes in operating assets and liabilities:
 (Increase) decrease in:
    Accounts receivable                                                     436,075            1,183,367
    Advances to suppliers                                                 2,507,989
    Inventory                                                             4,516,107                 (582)
    Prepaid expenses and other                                            2,144,455            2,179,879
  (Decrease) Increase in:
    Cash overdraft                                                               --              (82,030)
    Accounts payable                                                     (9,662,267)          (4,706,434)
    Accrued expenses and other current liabilities                       (1,228,052)
    Trade deposits                                                         (995,454)            (406,921)
                                                                       ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES                                    (1,547,035)          (1,852,669)
                                                                       ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds on notes receivable-net                                           100,000            1,039,389
 Proceeds on return of investment                                            30,000                   --
 Cash decreased due to disposal of subs                                     (34,110)                  --
 Cash paid for investments                                                       --            1,597,450
 Cash acquired due to acquisitions                                        4,180,284                   --
 Purchase of property and equipment                                              --              (97,877)
                                                                       ------------         ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                 4,276,174            2,538,962
                                                                       ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds on sale of common stock                                           909,167             (265,691)
 Proceeds on sale of treasury stock                                          48,813
 Proceeds on loans and lines of credit-net                                2,224,679
 Payments to related parties-net                                           (907,847)              (7,986)
 Payments on notes payable-net                                           (1,277,222)
 Shareholders' loan                                                              --              139,865
 Due to factor                                                                   --             (198,205)
  ayment on long-term debt
 P                                                                               --             (433,299)
  ayments on capital leases
 P                                                                               --             (113,238)
                                                                       ------------         ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         997,590             (878,554)
                                                                       ------------         ------------
Foreign currency translation                                                (14,488)              (9,407)
NET INCREASE (DECREASE) IN CASH                                           3,712,241             (201,668)
Cash and cash equivalents, beginning of period                               79,845              281,513
                                                                       ------------         ------------
Cash and cash equivalents, end of period                               $  3,792,086         $     79,845
                                                                       ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                          $    327,423         $     50,197
                                                                       ============         ============
Shares issued as part of acquisitions                                  $ 13,202,163         $         --
                                                                       ============         ============



         The accompanying notes form an integral part of these consolidated financial statements



                                                   F-6

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

As of December 31, 2003, the Company owns 100% of three (3) British Virgin Island ("BVI") incorporated companies. The names of those three companies are Hartcourt Companies Ltd., Hartcourt Capital Inc., and AI-Asia Inc. All of the three BVI subsidiaries are holing companies for China assets.

During the year ended December 31, 2003, Hartcourt Companies Ltd. disposed off three (3) subsidiaries, StreamingAsia Ltd, Tiandi Hulian Technologies Ltd, and SyndicateAsia Ltd. (See Note # 11, Discontinued Operations). Hartcourt Companies Ltd also owns 51% interest of Sinobull Information Co., Ltd ("Sinobull"), with no operations, as of December 31, 2003. During the year of 2003, Hartcourt sold all its interest in Sinobull to GTI. As a result, it obtains a 17% interest on GTI as of December 31, 2003. The exchange transaction has no market value, as of December 31, 2003.

Hartcourt Capital Inc. owns 100% of Hartcourt Investment Management (Shanghai) Co., Ltd., located in Shanghai of China. During the year of 2003, the Hartcourt Capital Inc., disposed off two subsidiaries, Hartcourt Capital Ltd. and Hartcourt Capital Asia Ltd. (See Note # 11, Discontinued Operations).

During the current year ended December 31, 2003, the Company acquired four (4) substantial foreign subsidiaries, located and operated in China. As a result, the Company owns 45% equity interest and 10% proxy right of Guangzhou Newhuasun Computer Co., Ltd ("Newhuasun", located in GuangZhou City, China), 51% equity interest of Hauqing Corporation Development Ltd ("Huaqing", located at Shanghai City, China), 45% equity interest with 10% proxy right of Shanghai Guowei Science & Technology Ltd ("Guowei", located in Shanghai, China), and 51% equity interest of ZhongNam Group ("ZhongNan", located in WenZhou, of China,), (See Note # 3, Acquisitions and Investments and Note # 22, Subsequent Event on disposal of Guowei in 2004).

AI-Asia, Inc. (AA), the third holding company, owns 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China ("AI"), with insignificant value. During the year of 2003, AA disposed off Logicspace Asia Ltd of Hong Kong ("LA") (See note # 11, Discontinued Operations).

During the year ended December 31, 2003, the Company exchanged all its shares (58.53%) in Financial Telecom Limited ("FTL", a Hong Kong incorporated company) with a related parties, Financial Telecom Limited (USA) Inc. ("FTL NV", a Nevada incorporated company), in exchange for the 15.1 million FTL NV shares. As the FTL has incurred recurring losses with negative assets, the shares of FTL is of no value. On October 9, 2003, the Company filed a Schedule 14C with SEC to distribute all FTL NV shares to the Company's shareholders (on record date of October 17, 2003,). As of December 31 2003, the procedures for the above share distribution have not been completed, as the conditional distribution has not been met. (See Note#10 , Related Party Transactions.)

During the year of 2003, the Company's principal activities are conducted by the four (4) newly acquired foreign subsidiaries (see Note # 3, Acquisitions and Investments). Other subsidiaries have little business activities and no material impact to the Company's 2003 operations. All the four (4) subsidiaries are operated in China..

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying consolidated financial statements are as follows:

a) Basis of Consolidation

         Per Statement of Financial Accounting Standard (SFAS) #141, all business combinations have been accounted for by the purchase method. Acquisitions were recorded as purchases in accordance with Accounting Principles Board Opinion No. 16 (APB #16), "Business Combinations", as modified, and the purchase prices were allocated to the assets acquired, and liabilities assumed based upon their estimated fair value at the purchase date. The excess purchase price over the net asset value has been recorded as goodwill and is included in intangibles in the accompanying balance sheet. The operating results of the acquired entities are included in the Company's consolidated financial statements from the dates of acquisition.

         For purposes of these consolidated financial statements, the Hartcourt Companies, Inc. and its subsidiaries are referred to collectively as the "Company" or "Hartcourt". The accompanying 2003 consolidated financial statements of the Company includes the accounts balances of its majority owned or controlled subsidiaries i.e., Huaqing, ZhongNan, Newhuasun and Guoweiand its 100% owned subsidiary Hartcourt Capital, Inc. and its 100% owned subsidiary AI-Asia, Inc. While for the year 2002, the consolidated Financial statements include the accounts balances of The Hartcourt Companies, Inc, its 58.35% owned subsidiary Financial Telecom Limited (FTL), its 100% owned subsidiary Hartcourt Companies Ltd., its 85% owned subsidiary StreamingAsia, Ltd., its 100% owned subsidiary Hartcourt Capital, Inc. and its 100% owned subsidiary AI-Asia, Inc. F-8

         The Company divested and/or closed down seven inactive (7) subsidiaries in the year of 2003. (See Note # 11, Discontinued Operations). All material inter-company balances and transactions have been eliminated in consolidation.

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

f) Inventory

         Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to there market value, if lower.

         Inventories as of December 31, 2003 consisted of the following:


         Monitors                                  $  1,263,005
         Others IT products                           3,097,714
                                                   ------------
                                                   $  4,360,719
                                                   ============

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

h) Intangibles

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

i) Impairment of Long-Lived Assets

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2003 there were no significant impairments of its long-lived assets used in operations.

j) Advances from Customers

         The Company receives advances from certain customers for sales of its product. The advances from customers are interest free and unsecured.

k) Minority Interest

         The amount represents the minority shareholders' interest in Huaqing, a 51% subsidiary, the minority shareholders' interest in Guowei, a 45% subsidiary, the minority shareholders' interest in Newhuasun, a 45% subsidiary, the minority shareholders' interest in Zhongnan, a 51% subsidiary, the minority shareholders interest in Hangzhou Huaqing, a 55% subsidiary of Huaqing, and the minority shareholders interest in Guowei Digital, a 70% subsidiary of Guowei.

l) Revenue Recognition

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

m) Income Taxes

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

n) Stock-Based Compensation

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

o) Foreign Currencies Translation

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

p) Fair Value of Financial Instruments

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

q) Basic and diluted net loss per share

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

r) Statement of Cash Flows

         In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

s) Segment Reporting

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

t) Going Concern

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss from its operations of $570,889 and $2,550,002 for the years ended on December 31 of 2003 and 2002. Negative cash flows from the operations of $1,547,035 and $1,852,669 were noted for the years ended December 31, 2003 and 2002 and accumulated deficit of $51,624,284 for the year ended December 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

u) Recently Issued Accounting Standards

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

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods `financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

         In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

         In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

         In March 2006, FASB issued SFAS 156 "Accounting for Servicing of Financial Assets" this Statement amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

This Statement:

    1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

    2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

    3. Permits an entity to choose "Amortization method" or "Fair value measurement method" for each class of separately recognized servicing assets and servicing liabilities.

    4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value.

    5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

         This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

NOTE 3. ACQUISITIONS AND INVESTMENTS

During the year ended December 31, 2003, the Company, via its subsidiary (Hartcourt Capital Inc.) acquired four (4) Chinese companies located and operated in China.

Each of the acquisitions was conducted through an exchange of equity shares between the common stocks of Hartcourt and that of subsidiaries. The aggregated value of the four acquisitions is of $13,202,163. As the Chinese laws may prohibit foreign companies involved in the computer distribution industry, Hartcourt, uses its agents of Chinese citizens to hold the shares of the acquired subsidiaries.

A) ACQUISITION OF HUAQING CORPORATE DEVELOPMENT CO., LTD ("HUAQING") IN CHINA

As discussed in Note # 1, General, the Company, via its wholly owned subsidiary
(HRCT) entered into two conditional agreements to acquire 45% and 6% of equity interest of Hauqing in February of 2003 and June of 2003 respectively.

The consideration for the acquisition was solely paid by the issuance of 15,960,474 and 1,340,455 common shares of the Company, with the value of $0.062 and $0.6 per share respectively (total consideration equivalent to US$1,793,822) for this acquisition. Under the agreement, Huaqing is promised to generate a net operating profit of $540,000 (RMB4.5 millions) and an income of $48 millions (RMB 4 billions) for the year ended December 31, 2003. The Company has the right to cancel the sales agreement, if Huaqing cannot meet the profit and income promised.

A summary of Huaqing assets acquired, liabilities assumed and consideration for is as follows:

Amount ($)

     Current assets                                                   6,500,853
         Properties & equipment, net                                    560,084
         Current liabilities                                         (7,028,276)
         Minority interest                                             (150,305)
         Goodwill                                                     1,911,466
         Consideration paid: Common stock                             1,793,822

B) ACQUISITION OF GUANGZHOU NEWHUASUN COMPUTER CO., LTD ("NEWHUASUN") IN CHINA

The Company acquired 45% equity interest with 10% proxy right of Newhuasun via its wholly owned BVI subsidiary, HRCT, on April 24, 2003.

The total consideration for the acquisition was valued at $3,029,214, paid by the issuance of 13,769,156 common shares at value of $0.22 per share of Hartcourt. Under the agreement, Newhuasun guaranteed to generate a net operating profit of $543,596 (RMB 4.5 millions) and income of $48.3 millions (RMB 4 billion) for the current year ended December 31, 2003. The Company has the right to cancel the sales agreement, if Newhuasun cannot meet the profit and income promised.

A summary of Newhuasun assets acquired, liabilities assumed and consideration for is as follows:

NEW HUASUN
CONDENSED BALANCE SHEET
AS OF THE ACQUISITION DATE, APR 30, 2003
                                                                 Amount ($)

    Current assets                                               10,067,811
    Properties & equipment, net                                      58,719
    Current liabilities                                          (9,888,250)
    Minority interest                                              (131,054)
    Goodwill                                                      2,921,988
    Consideration paid: Common stock                              3,029,214

C) ACQUISITION OF SHANGHAI GUOWEI SCIENCE AND TECHNOLOGY LTD ("GUOWEI") IN CHINA

The Company acquired 45% equity interest of Guowei via its wholly owned BVI subsidiary, HRCT, on April 30, 2003. The total consideration for the acquisition was $3,367,774 which was paid by with the issuance of 10,863,792 common shares of the Company at value of $0.31 each. . Under the agreement, Guowei is guaranteed to generate a net profit of $422,797 (RMB3.5millions) and turnover of $36.2millions (RMB300millions) for the year ended. HRCT has the right to cancel the sales and purchase agreement if Guowei cannot meet the requirements.

    Guowei
    CONDENSED BALANCE SHEET
    AS OF THE ACQUISITION DATE, APR 30, 2003

                                                                   Amount ($)

    Current assets                                                  5,858,727
    Properties & equipment, net                                       146,337
    Current liabilities                                            (4,826,184)
    Minority interests                                               (728,350)
    Goodwill                                                        2,917,245
    Consideration paid: Common stock                                3,367,774


D) ACQUISITION OF WENZHOU ZHONGNAN COMPUTER GROUP OF COMPANIES ("ZHONGNAN")

The Company acquired 51% equity interest of ZhongNan via its wholly owned BVI subsidiary, HRCT, on June 28, 2003. The total consideration for the acquisition was $5,011,353 millions, which was paid by the issuance of 8,415,370 common shares of the Company at value of $0.5955 each.

Under the agreement, ZhongNan is promised to generate a net profit of $326,158 (RMB2.7millions) and income of $24.16millions (RMB200millions) for the year ended 2003. HRCT has the right to cancel the sales agreement and divested ZhongNan, if ZhongNan cannot meet the requirements performance.

    ZHONGNAN
    CONDENSED BALANCE SHEET
    AS OF THE ACQUISITION DATE, JUNE 30, 2003
                                                                   Amount ($)

    Current assets                                                 2,469,154
    Properties & equipment, net                                        8,733
    Other investment                                                  57,743
    Deferred assets                                                      695
    Current liabilities                                           (1,043,500)
    Minority interest                                               (731,485)
    Goodwill                                                       4,250,011

    Consideration paid: Common stock                               5,011,353


E) INVESTMENT IN GENIUS TECHNOLOGY INTERNATIONAL LIMITED ("GTI")

During the year of 2003, the Company via its wholly own subsidiary disposed off Sinobull Information Co., Ltd to a non-related company (GTI) in exchange for the 17% (57,826,793 shares at value of 0.0071 each, amounted to $411,936) interest of GTI.

H) OTHER INVESTMENTS

The following is a summary of investments under the cost method as of December
31:

                                                                         2003
                                                                      ---------
    Investment in Education Program                                   $ 100,000
    eMPACT                                                              300,000
    Investment in GTI                                                   411,936
                                                                      ---------
    Total investment                                                    811,936
    Impairement of other investments                                   (400,000)
                                                                      ---------
    Net                                                                 411,936
                                                                      =========

The Company evaluated its investments on December 31, 2003 for the impairment and determined some of the investments were of no value. Therefore, the Company recorded an impairment loss of $400,000 of its other investments.

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

NOTE 5 ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2003 consisted of the following:


       Accounts receivable                                         $ 3,872,313
       Less: allowance for doubtful accounts                                --
                                                                   -----------
                                                                   $ 3,872,313

NOTE 6 RECEIVABLES FROM RELATED PARTIES



Receivables from related parties as of December 31, 2003 are summarized as follows:


     Due from a minority shareholder (Note 1)                           $120,821
     Due from the directors of the subsidiaries (Note 2)                 473,540
                                                                        --------
     Total receivables                                                  $594,361
                                                                        ========


     Note 1 The amount was due to Huaqing (51% owned subsidiary of the Company) by its shareholder under business transactions.

     Note 2 The amount was due to Guowei (45% owned subsidiary of the Company) by its director under business transactions.

All the above balances are unsecured, interest free and payable on demand.


NOTE 7 NOTES RECEIVABLE

Notes receivable as of December 31, 2003 consist of the following:


         Note receivable from Edda Ltd.,  interest at 6%
         per annum,  quarterly  payments  of 50,000 plus        $2,027,509
         interest  with a balloon  payment of $2,715,772
         due  December 1, 2006,  secured by the tangible
         and intangible assets of Edda, Ltd
         Note receivable from Shanghai Wind  Information           338,573
         Co.,  Ltd., non interest  bearing,  non secured
         and due on demand
         Loan  receivable  from Beijing Total  Solutions            70,000
         System,  Ltd.,  non-interest  bearing,  due  on
         demand,  convertible  by the company into 5% of
         the outstanding common stock, unsecured
                                                                -----------

                                                                $2,436,082
                                                                ===========

         Summary of notes receivable:

                                                                       2003
         Current portion                                        $   608,573
         Non-current portion                                      1,827,509
                                                                -----------
         Total                                                  $ 2,436,082
                                                                ===========

NOTE 8 RELATED PARTY TRANSACTIONS

There are numerous related parties transactions incurred in the years ended December 2003 and 2002:

    a) Huaqing sold $10,248,626 (or RMB 84,840,180) monitors to its unconsolidated subsidiary as of December 31, 2003.

    Huaqing, a 51% owned subsidiary of the Company, sold $19,154,916 (RMB 158,568,227) computer monitors to its minority shareholder (Shanghai Huaqing Economic Development Co., Ltd).

    Huaqing collected rental income and interest income amounted to $10,147 (or RMB84,000) and $11,925 (or RMB98,720) respectively from an associated company as of December 31, 2003.

    A shareholder of Huaqing issued two (2) checks of amount $1,553,038 (or RMB13 million) to Huaqing, as working capital to finance Huaqing operation.

    b) Newhuasun, a 45% owned subsidiary of the Company, sold $10,248,626 (or RMB84,840,180) monitors to its related company as of December 31, 2003.

    c) Guowei, a 45% owned subsidiary of the Company, purchased $590,629 (or RMB4,889,341) computer accessories from its subsidiary as of December 31, 2003.

NOTE 9 PROPERTIES AND EQUIPMENT

Following is the summary of the Company's property and equipment as of December 31, 2003:


    Building                                                        $   562,359
    Office equipment and computers                                      117,073
    Furniture and fixtures                                               23,842
    Leasehold improvements                                                   --
    Vehicle                                                             307,049
                                                                    -----------
                                                                      1,010,359
    Less: accumulated depreciation                                     (187,017)
                                                                    -----------
    Property and equipment, net                                     $   823,342
                                                                    ===========

Depreciation expenses for the years ended December 31, 2003 and 2002 are $122,403 and $342,147 respectively.


NOTE 10 INTANGIBLES

Goodwill resulting from the acquisitions of subsidiaries as of December 31, 2003 are as follows.

    a) Goodwill from the acquisition of HuaQing $1,911,466

    b) Goodwill from the acquisition of NewHuaSun $2,921,988

    c) Goodwill from the acquisition of GuoWei $2,917,245

    d) Goodwill from the acquisition of ZhongNan $4,250,011


NOTE 11 DISCONTINUED OPERATIONS

In April of 2003, Hopeful Internet Technology Limited ("HIT"), a 51% owned subsidiary of the Company, disposed off its wholly owned foreign subsidiary, Shanghai Sinobull Information Corp. Ltd. to a non-related party. According to the sales agreement, HIT received 57,826,793 common shares (or equivalent to 17% ownership) of the buyer.

In June of 2003, AI Aisa Inc ("AI"), a wholly owned subsidiary of the Company, disposed off all its 85% interest in Logicspace Asia Ltd ("Logicspace") to a non-related party. According to the sales and purchase agreement, AI received cash of $10 together with an option to purchase up to 49% equity interest of the buyer for $10. The Company recorded a loss of $3,371 in connection with the disposal. As of December 31, 2003, the Company did not exercise the option.

In June of 2003, Hartcourt Company Ltd ("HRCT"), a wholly owned subsidiary of the Company, entered into two (2) sales agreements to dispose off all its 85% interest in StreamingAsia Ltd ("Streaming") and SyndicateAsia Ltd ("Syndicate"). According to each sale agreement, HRCT received a cash of US$10, together with an option to purchase up to 49% equity interest of the buyer. As of December 31, 2003, the company did not exercise the option. The company recorded a total gain of $512,305 in connection with these disposals.

In November of 2003, Tiandi Hulian Technologies Ltd ("Tiandi"), a 51% owned subsidiary of the Company, was stroke off in Hong Kong and a loss of $303,160 was recorded.

Hartcourt Capital Ltd ("HRCT Capital") and Hartcourt Capital Asia Ltd ("HRCT Asia"), two wholly owned subsidiaries of the Company, were being stroked off in Hong Kong in August of 2003 and in February of 2004 respectively. As a result of these closed down, losses of $6,780 and gain of $4,777 were recorded for the disposals respectively.

During the year of 2003, the Company signed an agreement to sell all its 58.53% equity interest in Financial Telecom Limited ("FTL"), a subsidiary with operating losses in the past two year and negative retained earning, to Financial Telecom Limited (USA) Inc. ("FLT NV", a related company) in exchange for 15 millions of FTL NV shares. On October 9, 2003 and October 14, 2003, the Company filed two preliminary information (Schedule 14C) with SEC to distribute all of its shares in FTL NV to the Company's shareholders recorded on October 17, 2003. The Company has not distributed the 15.1 millions shares of FTL NV to the specific shareholders as of December 31, 2003, instead shares were capped by the Company in trust.


Discontinued operation gain and loss on disposal of discontinued operations are summarized as follows:


----------------- ----------- ------------- ----------- ----------- ----------- ------------ ------------- -----------
                  Logic       Streaming     HRCT        HRCT        Sinobull    Tiandi       FTL           Total
                  Space       Asia          Capital     Capital     Info
                                            Ltd         Asia
----------------- ----------- ------------- ----------- ----------- ----------- ------------ ------------- -----------
Net book value         3,781      (512,285)      6,780      (4,777)    411,936      303,160    (1,010,188)   (801,593)
----------------- ----------- ------------- ----------- ----------- ----------- ------------ ------------- -----------
Disposal                  10            20           -           -     411,936            -             -     411,966
consideration
----------------- ----------- ------------- ----------- ----------- ----------- ------------ ------------- -----------
Gain/(loss) on        (3,771)      512,305      (6,780)      4,777           -     (303,160)    1,010,188   1,213,559
disposal
----------------- ----------- ------------- ----------- ----------- ----------- ------------ ------------- -----------
Gain/(loss) on        (1,044)      (22,387)          -           -     (49,502)        (141)        2,714     (70,360)
discontinued
operations
----------------- ----------- ------------- ----------- ----------- ----------- ------------ ------------- -----------


NOTE 12   SHORT-TERM LOANS

During 2003 the bank loans are listed as follows:

                                         Interest rate
Subsidiaries Name       Amount            (Per annum)       Due Date       Secured by

                                                                           Properties & subsidiaries director
Huaqing                 $ 2,792,538            4.80%        Oct '2004      personal guarantee

                                                                           Corporate guarantee & director
Guowei                  $   362,463       5.84-6.37%        Sep '2004      personal properties

Wenzhou ZhongNan        $   724,927            5.04%        Feb '2004      Fixed deposit amount to RMB1million

                                                                           Subsidiaries Director / Financial
                                                                           controller of Hartcourt personal
Newhuasun               $   120,821       5.84-6.05%        Oct 2004       guarantee
                        -----------
                        $ 4,000,749

                                                                        2003
                                                                      ----------
    Current portion                                                   $4,000,749
    Non current portion                                                       --
                                                                      ----------
    Total Bank loan                                                   $4,000,749
                                                                      ==========

NOTE 13 OTHER PAYABLE

Other payable includes a loans from employees of Huaqing amounting $617,396 in exchange of short-term bond issued to its employees to raise additional working capital. The bond is 10 % interest bearing and payable at the end of the year. As of December 31, 2003 the amount was not settled.

NOTE 14  NOTES PAYABLE

The Note payable amounting $120,821 is issued by ZhongNan (a subsidiary of the Company) and secured by Industrial and Commercial Bank of China Wenzhou branch. It is a 6-month interest free note with maturity date of Feb 13, 2004.

Notes payable are summarized as follows:


                                                                   2003
              Current portion                                   $ 120,821
              Non-current portion                                      --
              Total                                             $ 120,821
                                                                =========

NOTE 15  PAYABLES TO RELATED PARTIES

Payables to related parties as of December 31, 2003 are summarized as follows:



     Payable to shareholders                                    $   92,015
     Payable to an invested companies                                5,385
     Payable to Directors                                           25,747
     Payable to a Minority shareholder                             153,685
                                                                -----------
                                                                $  276,832
                                                                ===========

The payables are due on demand, interest free and unsecured.

NOTE 16  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of December 31, 2003 are summarized as follows:

    Accrued director's fee                                            $   21,000
    Accrued taxes                                                      1,448,214
    Accrued legal settlement                                                   0
    Accrued professional fees                                             30,000
    Other current liabilities                                            239,869
                                                                      ----------
    Total                                                             $1,739,083
                                                                      ==========

NOTE 17  COMMITMENTS AND CONTINGENCIES

A) Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through December, 2004. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the years ended December 31, 2003 and 2002 were $611,161 and $162,006, respectively.

The future minimum annual lease payments required under the operating leases are as follows:

                        Year Ending December 31                         Payments
                         2004                                           $596,565
                         2005                                            255,043
                                                                         -------
                        Total future lease payments                     $851,608
                                                                        ========

(B) Consulting Agreement

The Company has entered a consulting agreement with a major controlling shareholder to provide consulting services, who had been employed by the Company as its Chairman & CEO before January 1, 2002, to provide salary and shares option through December 31, 2004. Minimum salary payments under the contract currently amounted to $1 per year and an option to purchase three (3) million common shares of the Company at the closing price of the Company on the first day of each year. As the consulting service is imperative to the operations of the Company, a possible loss of this experienced consultant may be a potential risk to the Company.

On December 1, 2003, the Company appointed Ms. Carrie Hartwick as its President & CFO to provide salary, shares option, and other fringe benefits through November 30, 2004. Minimum salary payments under the contract amounted to $100,000 per year. Payments to the CFO were made in equal monthly installments of $5,000 cash and $5,000 worth of the Company's common shares on the first day of each month. The average 20 days trading price of the Company prior to the first day of each month were used to calculate this compensation amount.

Effective from June 1, 2004, Carrie Hartwick was added to her responsibilities as President and CFO the responsibility of CEO. The new employment agreement was signed on March 9 2005. The compensation was US$150,000 payable in equal monthly installment of US$12,500 cash. Ms Carrie Hartwick received $35,000 cash for her compensation.

(C) Legal Proceedings

     a) In Securities and Exchange Commission vs. The Hartcourt Companies, Inc

     United States District Court for the Central District of California Case No. CV03-3698LGB (PLAx), the Securities and Exchange Commission has filed a complaint for the alleged securities violations. The complaint alleges that the company illegally used an S8 registration statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by the Company from September 9, 1999 through November 18, 1999 and the SEC is seeking disgorgement from the company of approximately $800,000 civil penalties and interest, as well as an injunction against future securities law violation. The Company's maximum potential liability is approximately $1,300,000. The Company denies the allegation and plans on vigorously contesting this litigation. During the year of 2003, a provision of $1.3 millions was made to cover this potential legal risk.

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

     b) Apollo Financial Network, LLC vs. Hartcourt

     Apollo Financial Network filed an action for breach of contract arising out of a consulting agreement which was canceled in January of 1999. The matter was settled when the Company stipulated to enter of judgment against it in the amount of $11,500, which represented an amount less than the projected costs of defense. Judgment in such an amount was entered against the Company on November 20, 2002.

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

     d) Comerica Bank - California vs. Pego Systems, Inc

     The Hartcourt Companies, Inc., was named as a co-defendant as a guarantor of a promissory note, along with co-guarantor Enova Holdings, executed by a former subsidiary, Pego Systems, Inc. The parties executed a stipulation for entry of judgment to enforce a settlement agreement, which stipulation calls for certain payments and transfers of funds by Pego Systems, Inc. As co-guarantor, the Company liabilities could be approximately $600,000 or less, with the amount decreasing upon payment by Pego Systems, Inc., and Enova Holdings. In addition, certain assets of Enova Holdings have been held in trust for the benefit of Commerica only, which should be sufficient to accomplish a global resolution and settlement of the Commerica judgment without the need for any contribution by the Company.

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

     f) Potential Liabilities Relating To the Ceased Subsidiaries.

     As mention in Note # 1, General, that the Company ceased the operations of many subsidiaries, during the year of 2003. Some of these companies not being legally dissolved are still legal entities as of December 31, 2003. The Company with its subsidiaries located in various geographic locations in Hong Kong, China, US, and BVI, are subject to different legal jurisdictions and laws. Each of the entities may subject to potential claims, or has un-fulfilled obligations or/and litigations due to the cessations of operations and/or dismissals of prior employees. No risk exposure study was performed to identify the related financial risks and potential liabilities to the Company as of December 31, 2003. The Company management and its legal advisor were unable to provide an estimate of the potential risks.

NOTE 18 SHAREHOLDERS' EQUITY

(A) Capitalization

The total number of shares of stock which the Company has the authority to issue is 260,001,000 consisting of 250,000,000 shares of common stock, $0.01 par value, 1,000 shares of original preferred stock, $0.01 par value (the Original Preferred Stock), and preferred series A, B, C, D, and AB stock are 4,000, 2,000, 1,500, 10,000 and 25,000 respectively. The total common shares of the company issued and outstanding as of December 31, 2003 and December 31, 2002 are 171,157,104 and 88,518,023 respectively.

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

(J) Common Stock Issued for Services The Company issued its stock for services to various services providers. The stocks were valued at the average fair market value of the freely trading shares of the Company as quoted on OTCBB on the date of issuance.

During 2003, Hartcourt issued 2,174,667 shares of common stock valued at $162,421 to various consultants for their professional and legal services.

During 2003, Hartcourt issued 589,460 shares of common stock for services to four Directors of the Board, and two Member of Audit Committee of the Company with a fair value of $64,750.

During 2003, Hartcourt issued 1,268,440 shares of common stock valued at $197,395 to staff, officers, former officers and directors in lieu of compensation and services.

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

(M) Common stocks issued for investment and acquisition

During 2003, the Company issued 50,349,243 shares of common stock valued at $13,202,163 in connection with the acquisition of Huaqing, GuoWei, NewHuaSun and ZhongNan.

(N) Cancellation and Issuance of Treasury Stocks

On December 30, 2003, Hartcourt cancelled 4,756,058 shares collected from Elephant Talk.

During 2003 the Company issued 805,802 treasury stocks valued at $48,813.

NOTE 19 INCOME TAXES

In the year ended December 31, 2003, the Company incurred net operating losses for tax purposes of approximately $373,194. The net operating loss carry forward may be used to reduce taxable income through the year 2019.

The gross defefrred tax asset balance as of December 31, 2003 was $1,704,412. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:


     Deferred tax asset                                             December 31,
                                                                        2003
                                                                    ------------

      Federal
         Balance carry forward Dec 31, 2002                         $ 1,554,898
         Net operating losses for 2003                                  126,886
                                                                    -----------
                                                                    $ 1,681,784
     State
         Balance carry forward Dec 31, 2002                         $    22,629
         Net operating losses for 2003                                       --
                                                                    -----------
                                                                    $    22,629

     Total Deferred Asset                                           $ 1,704,413
     Less: valuation allowance                                       (1,704,413)
                                                                    ===========

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                                    December 31,
                                                                        2003
                                                                    ------------

     Tax expense (credit) at statutory rate-federal                        (34)%
     State tax expense net of federal tax                                   (6)
     Changes in valuation allowance                                         40
     Tax expense at actual rate                                             --


Income tax expense consisted of the following for the year ended December 31, 2003:

    Current tax expense:
    Federal                                                           $      --
    State                                                                   800
    Total Current                                                     $     800

    Deferred tax credit:
    Federal                                                             126,886
    State                                                                22,629
    Total deferred                                                      149,515
    Less: valuation allowance                                          (149,515)
    Net Deferred tax credit                                                  --
                                                                      ---------
    Tax expense                                                       $     800

NOTE 20  STOCK OPTION PLAN AND WARRANTS

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

The following table summarizes the activity in the plan:

                                                                       Weighted
                                                                        Average
                                                        Number of      Exercise
                                                          Shares         Price
    Shares under option at December 31, 2001              320,000         1.30
    Granted                                             5,000,000         0.27
                                                      -----------         ----
    Shares under option at December 31, 2002            5,320,000         0.33
    Granted                                             8,000,000         0.29
    Exercised                                          (1,000,000)          --
    Expired                                               (20,000)          --
    Canceled                                           (1,000,000)          --
                                                      -----------         ----
    Shares under option at December 31, 2003           11,300,000         0.34
                                                      ===========         ====

All stock options issued to employees have an exercise price not less than the market value of the Company's common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements.

The following table presents pro forma disclosures required by SFAS No. 148 of net income (loss) and basic and diluted earnings (loss) per share as if stock-based employee compensation had been recognized during the year ended December 31, 2003. The compensation expense for these periods has been determined under the fair value method using the Black-Scholes pricing model.

                                                                         2003
                                                                    -----------
Net income (losses) - as reported                                   $  (570,889)
Stock-Based employee compensation expense included
  in reported net income, net of tax                                         --
Total stock-based employee compensation expense determined
  under fair-value-based method for all rewards, net of tax            (646,825)
                                                                    -----------
Pro forma net profit (loss)                                         $(1,217,714)
Loss per share basic & diluted - as reported                        $    (0.004)
Loss per share basic & diluted - proforma                           $    (0.009)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Rick-free interest rate                                                   3.75%
Expected life of options                                              1-3 years
Expected volatility                                                      12.65%
Expected dividend yield                                                     --


During the year of 2003, the Executive of the Company, exercised his 1 million stock options, and the Board of Directors resolved to extend his remaining 1 million stock options granted in June of 2002, to May 31, 2004.

Additional information relating to stock options outstanding and exercisable at December 31, 2003 summarized by exercise price is as follows:

                                         Options outstanding               Option Exercisable
-----------------------------------------------------------------------------------------------------
                                        Weighted
                      Number            Average         Weighted         Number         Weighted
       Range of   Outstanding at       Remaining        Average      Exercisable at     Average
       Exercise    December 31,       Contractual       Exercise      December 31,      Exercise
        Price          2003               Life           Price            2003           Price
-----------------------------------------------------------------------------------------------------
$0.10 - 0.65        11,300,000      0.3 - 4.5 Year       $0.34         11,300,000         $0.34



In connection with providing consulting services, on July 21, 2000, Hartcourt granted to a consultant options to purchase 20,000 shares of Hartcourt stock at a price of $5.75 per share. The options expired on July 20, 2003. The options were issued at the fair value on the date of issuance as required by SFAS #123.

Employment contract with Mr. D. Chen, Acting Chairman & CEO, was renewed and on June 1, 2003, options to purchase 3,000,000 shares of Hartcourt stock at a price of $0.48 per share was granted. On December 1, 2003, Hartcourt granted to Ms. Carrie Hartwick, CFO, options to purchase 1,000,000 shares of Hartcourt stock at a price of $0.65 per shares. The options were issued at the exercise price not less than fair market value on the date of issuance therefore, no expenses was recorded.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Rick-free interest rate                                                   3.75%
Expected life of options                                                 1 year
Expected volatility                                                      12.65%
Expected dividend yield                                                     --


(B) Warrants

As of December 31, 2003, there were 800,000 outstanding warrants to purchase 33,023,769 shares of common stock at $0.001 par value, ranging from $0.058 - $15.52 per share. During 2003, 800,000 warrants were converted into 714,794 shares of common stock through cashless exercise.

NOTE 21 RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2003, the Company determined that a certain transaction and presentation in the financial statements had not been accounted for properly in the Company's financial statements.

During the year ended December 31, 2003, the Company, via its BVI subsidiary (Hartcourt Capital Inc.), acquired four (4) Chinese companies located and operated in China. (SEE NOTE 3 ACQUISITIONS AND INVESTMENTS).


The Company has restated its financial statements based on the appraisal of the fair value of the 4 companies at the each acquisition date.

The effect of the appraisal is as follows:

BALANCE SHEET
As of December 31, 2003

                                         AS PREVIOUSLY       AS
                                            REPORTED       RESTATED

CURRENT ASSETS                           $ 17,324,781    $ 18,744,654
NONCURRENT ASSETS                        $ 16,946,563    $ 15,063,497
TOTAL ASSETS                             $ 34,271,344    $ 33,808,151
TOTAL CURRENT LIABILITIES                $ 10,689,750    $ 15,703,645
MINORITY INTEREST                        $  4,021,833    $  1,895,962
SHAREHOLDER'S DEFICIT
  Accumulated deficit:                   $(51,811,875)   $(51,624,284)
  Total stockholders' equity             $ 18,259,761    $ 14,908,544

INCOME STATEMENT:
For the year ended December 31, 2003:

   Net loss                              $   (748,980)   $   (570,889)
   Comprehensive loss                    $   (758,480)   $   (585,377)
  Basic and diluted net loss per share   $     (0.005)   $     (0.004)


NOTE 22  SEGMENT AND BUSINESS RELATED INFORMATION

The Company has only one reportable segment (computer hardware trading) in the current year of 2003, as the other three segment of business are not material to the consolidated financial statements of the Company. While in the 2002, there are four reportable segments. Please see the 2003 vs. 2002 comparative table below, for details.

Each segment is a strategic business that the Company manages separately because each business develops and sells products to a specific market. The four reportable segments available in 2002 are Computer hardware, trading and wholesaling of computer components, Financial Services, and wireless access systems. During the year, the company included a substantial investment and acquisition. The principal market for the Company's products is China. Foreign sales, primarily in China amounted to approximately $130,782,790 in 2003. The Chinese operations with assets of approx, $22,147,749, account for majority of the Company's consolidated assets in 2003. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from prospective operations. As a result, the components of operating loss for one segment may not be comparable to another segment. Segment results for 2003 and 2002 are as follows:

                          Computer       Financial        Streaming
                          hardware       services           Media           Others            Total
                       -------------   -------------    -------------    -------------    -------------
2003
Net sales              $ 129,643,816   $           0    $           0    $   2,025,402    $ 131,669,218
Loss from operations          40,908               0                0          529,981          570,889
Depreciation and
amortization                 109,525               0                0           12,778          122,303
Assets                    22,147,749         801,865          112,379       18,540,879       41,602,872

2002
Net sales              $           0   $     929,567    $      99,352    $     108,092    $   1,137,011
Loss from operations               0      (1,660,724)        (414,692)        (474,586)      (2,550,002)
Depreciation and
amortization                       0         338,424           21,606           11,749          371,779
Assets                             0       2,838,016          151,360        1,752,436        4,741,812


NOTE 23 SUBSEQUENT EVENTS (un-audited)

Investment and acquisition:

|X| The Company acquired additional 5.1% interest of Newhuasun via memorandum of understanding, instead of sales and purchases agreement.

|X| In February 2004, the Company acquired 5.5% interest of Guowei via a sales agreement. In same month, the Company entered into a conditional sales and purchase agreement to obtained 51% interest of Shanghai Computer ServiceNet Co. ("ServiceNet"), Ltd to strengthen the Company's future growth. The purchase price for 51% interest of ServiceNet is US$2.5millions payable in 3,576,751 restricted common shares of Hartcourt, at US$0.61 per share, and an investment of US$364,000 into ServiceNet.

|X| During the year ended 2003, the Company entered into a conditional agreement for acquiring 51% ownership interest of Beijing Challenger Group ("Challenger"). The purchase price is US$3.8 millions payables in 6,324,748 restrict common shares of Hartcourt with a promise to invest additional $610,000 into one of Challenger subsidiaries. The effect of this agreement will appear in the year of 2004, therefore Challenger was not consolidated into the 2003 financial statements.

|X| On February 25, 2005, we completed all legal procedures to acquire 90% of the capital stock of Control Tech. Due to the recent decline of our share price, the purchase price was revised as $1.96 million payable in 19,588,875 shares of our common stock.

Disposal:

|X| On June 30, 2004, we, together with the minority shareholder of Hopeful Internet Technologies Limited (Hopeful), signed an agreement with First Information Technology for the sale of all of the equity interest in Hopeful for $464,472, which was paid for by the issuance of 2,179 shares of common stock of First Information Technology at value of 0.01. As a result, we own a 10.5% equity interest in First Information.

|X| On July 16, 2004, Hartcourt and the minority owners of Wenzhou Zhongnan Group (Wenzhou) reached an agreement to rescind the original acquisition contract entered into on June 28, 2003 to purchase a 51% equity ownership of Wenzhou for a total consideration of $5,011,352. The acquisition was paid for entirely by the issuance of 8,415,370 shares of our common stock. Wenzhou's financial results were consolidated with ours from October 2003 to June 2004. All of the shares issued pursuant to this acquisition have been returned and cancelled. On September 30, 2004, we cancelled 8,417,350 shares of our common stock valued at $2,187,996 in connection with the rescission of our acquisition agreement with Wenzhou Zhongnan Group.

|X| On September 16, 2004, Huaqing, a 51% Hartcourt owned subsidiary signed a definitive agreement to sell all of its 55% equity interest in Hangzhou Huaqing to a PRC citizen for $760,870.

|X| On October 19, 2004, we revised the record date for the spin-off of Financial Telecom Limited (USA) ("FTL") from October 17, 2003 to October 25, 2004 pursuant to a Rule 10b-17 notice filed with NASDAQ in order to comply with the notice period for the setting of the record date as required by NASDAQ. In the spin-off, our shareholders of record as of October 25, 2004 received 0.087965218 share of FTL common stock for each share of our common stock held by such shareholders.

|X| In December 2004, our board of directors authorized the sale of the entire 51% equity interest in Beijing Challenger Group ("Challenger") due to adverse market conditions and the declining Hartcourt share price. On December 9, 2003, we signed a definitive agreement with the shareholders of Challenger to purchase 51% of Challenger for RMB 31.3 million ($3.8 million) payable in 6,824,748 restricted shares of our common stock, plus a cash investment of RMB 5 million ($610,000). On May 31, 2005, related to disposal of Beijing Challenge Group, we received 6,824,748 shares of our common stock valued at US$682,478. Those shares have been returned and canceled.

|X| On March 15, 2005, we reached an agreement with the minority shareholders of GuoWei to sell the 50.5% of Hartcourt equity back to its original owners for a total consideration of $1,036,816 in a combination of cash and stock transaction where GuoWei paid cash consideration of $795,352 and returned 2,951,800 shares of Hartcourt common stock.

|X| On May 31, 2005, related to disposal of Guangdong NewHuaSun Computer Co., Ltd., we received 13,769,156 shares of our common stock valued at US$1,376,916. Those shares have been returned and canceled.

Raise funds:

|X| On March 29, 2005, we entered into a share purchase agreement to issue and sell 8,500,000 shares of our common stock in an offshore transaction under Regulation S of the Securities and Exchange Commission to five Chinese investors at $0.05 per share for total gross proceeds of $425,000. On March 29, 2005, we entered into a share purchase agreement to sell 17,142,857 shares of our common stock in an offshore transaction under Regulation S to Ever Growth Holdings Ltd at $0.035 per share for total gross proceeds of $600,000.

Law Suit:

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