Form 10-K
period 2006-05-31
HARTCOURT COMPANIES INC
filed 2006-09-15
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K

[x]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2006.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 .

Commission File Number 001-12671

THE HARTCOURT COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State of incorporation)	(IRS Employer Identification No.)

306 Yong Teng Plaza, 1065 Wuzhong Road, Shanghai, China 201103
(Address of principal executive offices, including zip code)

(86 21) 5152 1577
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, US$0.001 par value

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (Check one):.
        Large accelerated filer [  ]     Accelerated filer [  ]     Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed fiscal year (based on the closing price of US$0.05 as of August 22, 2006) was approximately US $ 9 million. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. There were 197,325,263 shares of voting common stock with a par value of US$0.001 outstanding at August 25, 2006.

THE HARTCOURT COMPANIES, INC.
FISCAL 2006 FORM 10-K

As used in this annual report on Form 10-K, the terms “we”, “our” or “us” mean The Hartcourt Companies, Inc., a Utah corporation and its consolidated subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1. BUSINESS.

General

We were incorporated in Utah in 1983. Historically, we have been a business development company specializing in the Chinese information technology, or IT, market. Typically, we would acquire equity ownership or assets in the targeted companies to be part of our investment portfolio. On an on-going basis, we sought to maximize growth, profitability and liquidity of all of our operating subsidiaries under the Hartcourt umbrella.

In August 2006, the Company decided to add to its existing IT business by also focusing on the post-secondary education market in China. While we develop this new line of business, we will continue to operate in the Chinese IT.

Change in Fiscal Year End

We changed our fiscal year for financial reporting purposes from a calendar year to the 12-month period commencing June 1 and ending May 31.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Through a link to the SEC Web site, we make available free of charge on the Investor Relations section of our corporate Web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of Hartcourt's fiscal 2006 Form 10-K may also be obtained without charge by contacting Ms. Ni Ting Ting, The Hartcourt Companies, Inc., Suite 306, Yong Teng Plaza, 1065 Wuzhong Road, Shanghai, China 201103 or by calling (86 21) 5152 1577.

Business Overview

Historically, we have been a distributor of internationally well known brand named IT hardware products and related software and services. The main products are Samsung branded notebooks and monitors. We also distribute audio and video conference products. Almost all of our revenue for the last two fiscal years was attributed to distribution revenues from sales of IT products in China.

Our Samsung distribution business began in March~~,~~ 2003, through the acquisition of a Chinese company named Huaqing Shanghai, which was the distributor of Samsung monitors in the Eastern part of China. In August 2004, Huaqing Shanghai obtained additional distribution rights from Samsung for its notebook product line in the same geographic area. In February 2005, we acquired major assets from a Chinese company named Beijing Control Tech, which was the distributor of ClearOne audio products and Radvision video conference products and services in China. Effective January 1, 2006, Control Tech ceased its operations.

Most international and domestic manufacturers of IT products in China rely on distributors, such as Hartcourt, to augment their sales and marketing operations. As a stocking, marketing, and financial intermediary, the distributor relieves manufacturers of a portion of the costs and personnel associated with stocking and selling their products (including otherwise sizable investments in finished goods inventories, accounts receivables and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers a broad range of customers the convenience of accessing from a single source with multiple products and rapid or scheduled deliveries, as well as other value-added services such as after sales service. The growth of the IT distribution industry in China has been fostered by many manufacturers that recognize that distributors are essential extensions of their marketing organizations. Most of our customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers.

Our sales organization is divided by product lines, such as the monitor group and notebook group. We have a centralized online Enterprise Resources Planning (ERP) system to support the daily operations, connecting order taking, inventory management, distribution, credit, accounting and other related functions.

We have distribution rights with respect to Samsung monitors, notebooks and certain digital products covering the consumer and commercial product distribution channels in Shanghai, a metropolitan city with a population of 20 million people. The distribution agreement between Huaqing Shanghai, a 51% owned subsidiary, and Samsung has one-year term and is renewed on an annual basis. In exchange for this distribution right, as well as purchase price protection and reimbursed advertising and promotion expenses from Samsung, we are required to achieve quarterly purchase targets set by Samsung and perform sales promotion and advertising activities under Samsung's direction, in addition to meeting other Samsung operational requirements. Approximately 94% of our sales for the fiscal year ended on May 31, 2006 comprised of Samsung products, of which, monitors accounted for 70% of the revenue and notebooks accounted for the remaining 30% revenue.

The IT markets in which we compete are dynamic and highly competitive. We expect competition in the IT markets to intensify in the future. Current and potential competitors in these markets include the local distributors of Philip and LG monitors in the Shanghai region, as well as other distributors of notebooks made by multinational and leading Chinese notebook manufacturers

The principal competitive factors that affect the IT market are available working capital to finance the revenue growth in terms of inventory and trade receivable; the ability to contain operating costs, as well as adding new product lines to our distribution list.

Although Huaqing Shanghai has been the exclusive distributor for select Samsung IT products in the Shanghai region for the last 5 years, much of the services we provide can be performed by our competitors. In addition, there is a risk that Samsung may allow our competitors or new entrants to the market to take a portion of our Samsung distributor business which would have an adverse impact on our business and revenues.

We sell Samsung monitors, notebooks and digital devices to large regional retail stores and to second-tier distributors who then resell to smaller retail stores. To promote Samsung's upscale product image, we also manage several Samsung image stores in Shanghai, selling a full range of Samsung consumer electronic products in Shanghai's downtown shopping districts in partnership with Samsung. For the Samsung products for which we have distribution rights, we provide product warranty services to retail consumers on behalf of Samsung. In addition, we provide and charge for after-sales repair, maintenance and service. Our largest customer during the fiscal year ended May 31, 2006 for the Samsung products was Guowei, a chain store with more than a dozen retail outlets in Shanghai, accounting for 15% of our total revenues. Aiwei, a second-tier distributor, accounted for 10% of our total revenue. Huahai Computer, a local PC producer and OEM of Inter in Shanghai, made up 5% of revenue. No other customer or distributor made up more than 5% of our total sales for this fiscal year. In 2005, GuoWei accounted for 9% of revenue, Aiwei made up 6% of our sales while no other customer made up more than 5% of our revenue.

We have traditionally sourced our products from Samsung. As of May 31, 2006, approximately 77% of our Samsung inventory consisted of monitors and the remaining 23% consisted of notebooks. It is the current practice of Samsung to protect its distributors, such as the Company, against the potential write-down of such inventories due to technological changes or Samsung's price reductions. Under the terms of the distributor agreement, and assuming the distributor complies with certain conditions, Samsung is required to credit us for inventory losses incurred through reductions in manufacturers' list prices of the items. Because most of our business is on an as-needed basis and varies slightly, we have no customer orders extending more than a week into the future.

After reviewing Hartcourt's current business condition, its competitive edge, and opportunities in China, the new management team has submitted to the Board of Directors a two-year business plan. Going forward, the Company plans diversify its business by focusing on the post-secondary education market in China to take advantage of the on-going demand of skilled workers and growing post-secondary age population. The Company has not made any investment in this new business.

CORPORATE STRUCTURE

Hartcourt is a U.S. registered company that conducts its business solely in China through wholly and majority owned subsidiaries and indirectly majority owned subsidiary in order to comply with China's foreign ownership restrictions.

As of May 31, 2006, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China. Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. Hartcourt Hi-Tech Investment (Shanghai) Inc., through its employees as nominees, owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. (Jiumeng). These two companies are located in Shanghai, China. AI-Asia, Inc., the third holding company, owns 100% of the equity of AI-Asia (Shanghai) Information Technology, Inc of China (“AI”), located in Shanghai, China. The Company owns 51% equity interest through Jiumeng in Shanghai Huaqing Corporation Development Ltd. Huaqing is located in Shanghai. The Company owns 90% of the equity interest in Control Tech Electronics (Shanghai) Co., Ltd through Hartcourt Capital, Inc. Control Tech is located in Shanghai, China.

Through Jiumeng, we own 51% of the equity of Shanghai Huaqing, our main operating subsidiary for the Samsung distribution business. Chinese investment regulations do not explicitly allow foreign companies such as Hartcourt to own Chinese entities. As such, Hartcourt uses Jiumeng, a Chinese legal entity owned by its employees, as the registered owner of a 51% equity stake of Shanghai Huaqing in China. Of our 51% shareholdings in Jiumeng, The Company is currently in the process of transferring all the equity interest invested in Jiumeng held previously by Mr. Kang Bin and Ms. Tingting Ni, the previous nominees of the Company to Mr. Victor Zhou, the Chief Executive Officer of the Company who is a citizen of the People’s Republic of China, (PRC). Mr. Zhou will serve as our nominee, replacing Mr. Kang and Ms. Ni. Mr. Zhou has signed a nominee agreement to pledge all his rights in Jiumeng to Hartcourt.

We have entered into a series of contractual agreements with our subsidiary Huaqing, its shareholders and our nominees. As a result of these contractual agreements, we are considered the majority beneficiary of all of our subsidiaries and, accordingly, we consolidate all of our subsidiaries' results of operations in our financial statements. The contractual agreements provide us with substantial ability to control Huaqing. Pursuant to these contractual agreements:

•	our nominees have granted an irrevocable proxy and power of attorney to us to exercise the right to appoint the majority of directors in Huaqing;

•	the shareholders of Huaqing may not enter into any transactions that may materially affect its assets, liabilities, equity or operations without our prior written consent ;

•	any dividend or other payment for shareholder benefits received by our nominees from Huaqing on our behalf is to be paid to us directly;

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

Intellectual Property

None.

Employees

As of August 22, 2006, we had approximately 80 employees all of which are located in China. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer reasonable compensation and a good working environment. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

Item 1A. Risk Factors.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR OPERATING RESULTS AND OUR STOCK PRICE

In addition to the other information contained in this 10K report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.

RISKS RELATING TO ENGAGING IN NEW BUSINESS

WE EXPECT TO MAKE A SIGNIFICANT INVESTMENT IN OUR NEW BUSINESS STRATEGIES AND INITIATIVES, INCLUDING ACQUISITIONS, WHICH COULD DISRUPT OUR BUSINESS AND HAVE ADVERSE EFFECT ON OUR OPERATING RESULTS.

Our decision to add to our business by focusing on the education market in China will require us to invest in new business strategies and engage in acquisitions that complement our strategic direction. Such endeavors involve significant risks and uncertainties, including distraction of management’s attention away from normal business operations; insufficient revenue generation to offset liabilities assumed and expenses associated with the strategy; difficulty in the integration of new employees, business systems and technology; inability to adapt to challenges of a new market; exposure to new regulations; and issues not discovered in our due diligence process. These factors could adversely affect our operating results or financial condition.

WE EXPECT TO EXPERIENCE SIGNIFICANT COMPETITION FROM BOTH PRIVATE AND PUBLIC EDUCATION INSTITUTIONS

The Company will face competition from non-profit private entities and from the public school system and public colleges, including those that offer distance-learning programs. Many of the Company's competitors in both the private and public sector have greater financial and other resources than the Company. Many public and private colleges and universities, as well as other private career-oriented schools in the market, offer programs similarly, which intense the competition.

Public institutions often receive government subsidies, government and foundation grants, tax-deductible contributions and other financial resources generally not available to private schools. Accordingly, public institutions may have facilities and equipment superior to those in the private sector, and can offer lower tuition prices. Some of our competitors in both the public and private sectors also have substantially greater financial and other resources.

IF WE CANNOT FIND AND ACQUIRE THE TARGET SCHOOLS, OUR STRATEGY WILL LIKELY FAIL.

As we expand our education business, our growth and success will depend upon attracting students and generating revenue through tuition. Moreover, we intend to implement our strategy through an aggressive acquisition plan, instead of adding one or two schools to make Harcourt more diversified. We intend to develop our educational operation assets by acquiring existing schools, especially those ones which were built around, or used the faculty capacity of, the Ministry of Education (MOE) universities and colleges. However, as the profitable schools may not intend to sell their shares, such acquisitions may be more expensive or be impossible to effect. Moreover, although MOE has set a timeline to privatize all vocational schools and educational institutions that offer degrees lower than Bachelor by 2010, there are still a number of political barriers for foreign invested companies, such as Hartcourt, to engage in the education business. Thus, if we cannot find and acquire the target schools, our strategy may fail.

OUR EDUCATION BUSINESS WILL BE HIGHLY SEASONAL.

Because most students want their training during their vacations, we expect our education business to be highly seasonal. During the first and third fiscal quarters (vacations), we may receive students and earn most of the revenues. To the extent we do not provide trainings to students during the peak seasons, many of such opportunities will be lost and will not be available in the subsequent quarters. This seasonality may cause our operating results to vary considerably from quarter to quarter and significantly impacts our liquidity position.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST AND HAVE A HISTORY OF NEGATIVE CASH FLOW FROM OPERATIONS AND MAY NOT ACHIEVE OR SUSTAIN CONSISTENT PROFITABILITY, WHICH COULD RESULT IN A DECLINE IN THE VALUE OF OUR COMMON STOCK OR OUR INABILITY TO SUPPORT OUR OPERATIONS OR FUTURE CAPITAL REQUIREMENTS.

We have received a report from our independent auditors expressing a “going concern” qualification due to our historical operating losses and recurring negative working capital. We have incurred net losses and experienced negative cash flows from operations in the last 5 years. As of May 31, 2006, we had an accumulated deficit of approximately US$68 million. As we add the education business to our IT business, losses likely will increase in the near future.

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

RISKS ASSOCIATED WITH OUR IT BUSINESS

We will continue to be subject to various risks associated with the IT business, including the following:

IF WE CANNOT MAINTAIN DISTRIBUTION AGREEMENTS WITH OUR KEY VENDORS DURING THE TRANSITION PERIOD TO OUR NEW BUSINESS, OUR ON-GOING BUSINESS WILL BE SEVERELY IMPACTED OR FAIL.

Over 90% of our revenue in this fiscal year ended on May 31, 2006, was generated from sales of Samsung products. We sign an annual distribution contract with Samsung. There is no guarantee the distribution contract will be renewed. If our relationship with Samsung is severed, we will experience major revenue or profit decline.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST AND HAVE A HISTORY OF NEGATIVE CASH FLOW FOR OPERATIONS AND MAY NOT ACHIEVE OR SUSTAIN CONSISTENT PROFITABILITY, WHICH COULD RESULT IN A DECLINE IN THE VALUE OF OUR COMMON STOCK OR OUR INABILITY TO SUPPORT OUR OPERATIONS OR FUTURE CAPITAL REQUIREMENTS.

We have received a report from our independent auditors containing an explanatory paragraph that describes doubt about our ability to continue as a going concern due to our historical operating losses and recurring negative working capital. We have incurred net losses and experienced negative cash flows from operations in the last 5 years. As of May 31, 2006, we had an accumulated deficit of approximately US$68 million. As we shift our business from volume driven computer hardware products to more profitable market segments with products low in volume and revenue but high in profit, our revenue will decrease in the near future.

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

GENERAL RISKS ASSOCIATED WITH OUR BUSINESS

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

We are a U.S. registered company and we conduct our operations solely in China through our directly owned subsidiaries and indirectly majority-owned subsidiary. In order to comply with foreign ownership restrictions, we operate our business in China through a subsidiary which is majority owned by Kang Bin, our financial controller, and Ni Ting Ting, an employee of the Company, both of whom are PRC citizens (our nominees). Currently, we are in the process of transferring our nominees from Kang Bin and Tingting Ni to Victor Zhou, our Chief Executive Officer. We have entered into a series of contractual arrangements with our indirectly owned subsidiary, its shareholders and our nominees. As a result of these contractual arrangements, we are considered the majority beneficiary of all of our subsidiaries and accordingly we consolidate all of our subsidiaries' results of operations in our financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

Our management believes that our facilities are well-maintained, adequate for our current IT needs, and that we will be able to locate additional facilities as needed. See Note 21 to the financial statements for more information about our lease commitments.

However, we may need to lease other facilities for our education business.

ITEM 3. LEGAL PROCEEDINGS.

None

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

COMMON STOCK
BY QUARTER ENDED	HIGH	LOW

YEAR ENDED DECEMBER 31, 2003
March 31, 2003	US$.10	US$.05
June 30, 2003	US$1.12	US$.08
September 30, 2003	US$.92	US$.52
December 31, 2003	US$.86	US$.52

YEAR ENDED DECEMBER 31, 2004
March 31, 2004	US$0.79	US$0.47
June 30, 2004	US$0.58	US$0.20
September 30, 2004	US$0.28	US$0.17
December 31, 2004	US$0.26	US$0.14

PERIOD FROM JAN. 1, 2005 TO MAY 31, 2005
March 31, 2005	US$0.17	US$0.08
May 31, 2005	US$0.14	US$0.09

YEAR ENDED MAY 31, 2006
August 31, 2005	US$0.07	US$0.08
November 30, 2005	US$0.10	US$0.09
February 28, 2006	US$0.07	US$0.07
May 31, 2006	US$0.05	US$0.04

The last reported sale price of our common stock on the OTC Bulletin Board on August 22, 2006 was US$0.05. As of August 22, 2006 we had approximately 800 shareholders of record. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record.

Although our common stock is quoted on the OTC Bulletin Board, it trades with limited volume. Consequently, the information provided above may not be indicative of our common stock price under different conditions.

We did not pay any cash dividends on our common stock for fiscal year ended on May 31, 2006 and the five month transition period ended May 31, 2005 and fiscal year ended on December 31, 2004. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

The following information sets forth the outstanding shares the Company sold without registration under the Securities Act of 1933 during the last quarter of the fiscal year ended on May 31, 2006. All transactions were effected in reliance on various exemptions from registration under the Securities Act of 1933 for transactions not involving a public offering. There are two primary exemptions under Regulation S: Rule 903 relates to offerings of securities by issuers and Rule 904 relates to secondary offerings of securities. There were no underwriters in any of these transactions.

On Apr 10, 2006 & May 19, 2006, in accordance with Regulation S under the Securities Act, we issued an aggregate of 162,578 shares of our common stock valued at US$11,185 to our directors and certain of employees in lieu of cash compensation.

On Apr 10, 2006, in accordance with Regulation S under the Securities Act, we issued 600,000 shares of our common stock valued at US$30,000 to a consultant for his consulting service rendered to the Company.

WARRANTS

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of proceeds

None.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended May 31	Period Ended May 31	Year Ended December 31
	2006	2005	2004	2003	2002	2001
	Thousands of US Dollars, except per share amount

Statement of income Data
Net Revenue	42,090	19,678	74,563	131,699	1,137	10,621
Operating income (losses) from continuing operations	58	345	(3,883)	(92)	(3,934)	(7,779)
Income (losses) from continuing operations	331	287	(4,423)	(1,453)	(4,158)	(8,517)
Net income (loss)	(2,834)	123	(13,373)	(571)	(2,559)	(5,391)
Basic and diluted earnings (losses) per weighted average share	(0.01)	0.001	(0.076)	(0.004)	(0.032)	(0.078)

Balance Sheet Data
Cash and cash equivalents	401	1,370	1,745	3,792	80	282
Total assets	9,533	17,414	19,732	33,808	4,472	9,267
Net current assets	1,516	4,409	2,530	3039	(2,155)	(3,890)
Net assets	2,866	6,761	4,672	14,909	909	5,481
Long-term debt	--	--	--	--	--	462

Common Stock Data
Shares of Common Stock (Year-End)	194,844	193,739	171,659	171,157	88,518	73,886
Shares of Common Stock (Average)	194,049	191,504	175,646	135,565	80,416	68,880
Dividends Paid per Share	--	--	--	--	--	--
Book Value Per Share (Year End)	0.015	0.03	0.03	0.09	0.01	0.07

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management discussion and analysis contains comparisons of the results of our operations for the twelve months ended May 31, 2006 and the twelve months ended May 31, 2005 (unaudited). The results for the 12 months ended May 31, 2005, include audited figures for the transitional five month period ended May 31, 2005, and the seven months ended December 31, 2004, which are not audited. The Company believes that the use of results of the 12 months ended May 31, 2005 in comparing against the results of operations for the twelve months ended May 31, 2006 represents a more meaningful analysis and better information for our investors than a comparison of the twelve months ended May 31, 2006 against the five months ended May 31, 2005.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended	Transition period ended	Fiscal year ended
	May 31 (12 months)	May 31 (five months)	May 31 (12 months)
	2006	2005	2005 (Unaudited)

Net sales	$42,089,683	$19,677,794	$65,081,226
Cost of sales	40,598,971	18,440,692	63,737,326

Gross profit	1,490,712	1,237,102	1,343,900

Operating expenses:
Selling, general and administrative	1,384,950	862,216	1,531,645
Depreciation and amortization	48,157	29,764	64,754
Impairment on notes receivable			4,083,876
Total operating expenses	1,433,107	891,980	5,680,275

Income/(loss) from continuing operations before other income/(expenses)	57,605	345,122	(4,336,375)

Other income/(expense):
Interest expense	(250,048)	(199,566)	(557,494)
Interest income	140,232	46,756	195,863
Gain on disposal of fixed assets	312,401	-	97,888
Provision for investments	-	-	(223,816)
Other	71,039	94,476	82,351
Total other income/(expense)	273,624	(58,334)	(405,208)

Income from continuing operations before minority interest and discontinued operations	331,229	286,788	(4,741,583)

Less: Minority Interest	(432,701)	(138,453)	166,661

Loss before discontinued operations	(101,472)	148,335	(4,908,244)

Discontinued operations:
Loss from discontinued operations	(596,353)	-	(186,038)
Provision for assets pending for sales	(1,827,990)	-	(5,914,848)
Gain on disposal of discontinued operations	-	53,125	(2,575,734)
Gain/(loss) from discontinued operations	(2,424,343)	53,125	(8,676,620)

Income/(loss) before income tax	(2,525,815)	201,460	(13,584,864)

Income tax	(309,145)	(78,378)	(211,287)

NET INCOME/(LOSS)	$(2,834,960)	$123,082	$(13,796,151)

The following discussion contains forward-looking statements. . Forward looking statements are identified by words and phrases such as “anticipate”, “intend”, “expect” and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict, including those set forth in Item 1A above. We encourage you to read those risk factors carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.
You should read this MD&A in conjunction with the Consolidated Financial Statements and Related Notes in Item 8.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Senior management has discussed the development and selection of these critical accounting policies and their disclosure in this Report with the Audit Committee of our Board of Directors. We believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: revenue recognition; allowance for doubtful accounts; income taxes; stock-based compensation; asset impairment.

Revenue Recognition

In accordance with generally accepted accounting principles ("GAAP") in the United States, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collection of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that the Company recognizes in the financial statements contained herein.

Revenue from the trading of commodities is recognized as the cash is received. Such revenues are cash basis only, and are not accrued.

Revenue from service contracts associated with the investment portfolio is recognized as the cash is received. Such revenues carry significant credit risk, and accrued only when collection is reasonably assured. Payments received in advance are deferred until the service is provided.

Amounts collected prior to satisfying the above revenue recognition criteria are included in advance from customers.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors.

Income taxes

We account for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS 109 prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period.

The Company operates in several countries. As a result, we are subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases: income before taxes, deemed profits and withholding taxes based on revenue. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations.

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. The tax liabilities are reflected net of realized tax loss carry forwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary.

Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND Disclosure. This statement amends SFAS No. 123 - ACCOUNTING FOR STOCK-BASED COMPENSATION, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also require disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

For stock options, we elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

For other items paid for by common stock, the value of the transaction is determined by the value of the goods or services received, measured at the time of the transaction. The corresponding stock value, used to determine the number of share to be issued, is the value of the average price for the 20 to 30 days prior to the transaction date.

Asset Impairment

We periodically evaluate the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. We also utilize judgment to determine other factors within fair value analyses, including the applicable discount rate.

Results of Operations

Our operations for the fiscal years ended May 31, 2006 consisted of operations of Huaqing (51% indirect ownership interest), Hartcourt Capital Inc. (100% ownership interest), Hartcourt China, Inc. (100% ownership interest), and Ai-Asia Inc. (100% ownership interest), and Hartcourt’s investments in other entities located in Hong Kong and China. Our operations for the fiscal years ended May 31, 2005 consisted of operations of Huaqing (51% indirect ownership interest), Control Tech (90% indirect ownership interest), Hartcourt Capital Inc. (100% ownership interest), Hartcourt China, Inc. (100% ownership interest), and Ai-Asia Inc. (100% ownership interest), and Hartcourt’s investments in other entities located in Hong Kong and China. While our operations for the five months transition period ended May 31, 2005 and for the fiscal year ended May 31, 2005 consisted of operations of Huaqing (51% indirect ownership interest), Control Tech (Consolidated from March 2005, 90% direct ownership interest), Hartcourt Capital Inc. (100% ownership interest), Hartcourt China, Inc. (100% ownership interest), and Ai-Asia Inc. (100% ownership interest), and Hartcourt’s investments in other entities located in Hong Kong and China.

The following discussion and analysis are based on the historical figures and information and reflect only our IT business. As noted above, the Company plans to add to its traditional IT business by entering the growing Chinese vocational training marketplace. The business transformation from relying solely on the IT industry to include the education industry likely will materially change the Company’s business operation, the operating revenue, selling, general and administrative expenses, the cash flows and other financial information in the future. As a result, any predictions of the future financial trends based on the discussion and analysis below are risky and the readers of this report shall caution about this factor.

Operating revenue:

We recorded operating revenue of US$42.1 million for the fiscal year ended May 31, 2006, compared to US$65.1 million for the same period in 2005, or a 35% decrease. The decrease is mainly due to the decline of sales revenue form Huaqing during this fiscal year. Two factors attribute to the decline of sales revenue from Huaqing. One factor is the Company faces more severe completions from its rivals and the other factor is that Huaqing focused on the more lucrative high-end products with higher margin. Our operating revenue for the five months transition period ended on May 31, 2005 was US$19.7 million. The sales revenue for the five months transition period and the fiscal year ended May 31, 2005 included US$ 1.2 million form Control Tech. Our sales during the fiscal years ended May 31 mainly represented revenues derived from sale of Samsung monitors and notebooks in Shanghai and sales of multimedia products in China. In the forthcoming fiscal year, the Company will try to focus more on those high margin products rather than add those thin margin products.

Our cost of sales amounted to US$40.6 million for the fiscal years ended May 31, 2006, compared to US$63.7 million for the same period in 2005 and US$18.4 million for the five months transition period ended May 31, 2005, excluding the discontinued operations. The decline of cost of sales is in line with the decline of sales revenue. The cost of sales for the five months transition period and the fiscal year ended May 31, 2005 included US$ 0.7 million from Control Tech.

Gross profit was US$1.5 million, or 3.5%, for the fiscal year ended May 31, 2006 compared to US$1.3 million, or 2.1%, for the same period in 2005, an increase of 11%, and the gross profit for the five months transition period ended May 31, 2005 was US$1.2 million. The gross profit for the five months transition period and the fiscal year ended May 31, 2005 included US$ 0.5 million from Control Tech. The increase of the gross margin is mainly contributed to the higher margin operation results of Huaqing, which is focused more on high-margin product, such as note books.

Selling, general and administrative expenses:

Our selling, general and administrative expenses were US$1,385 thousand for the fiscal year ended May 31, 2006 compared to US$1,532 thousand for the same periods in 2005, a decrease of US$147 thousand, or 10%. The expenses for five months transition period ended May 31, 2005 was US$ 862 thousand. The gross profit for the five months transition period and the fiscal year ended May 31, 2005included US$ 229 thousand from Control Tech. The selling, general and administrative expenses were slightly changed excluding the effects of Control Tech.

Depreciation and amortization expenses:

Our depreciation and amortization expenses were US$48 thousand for the fiscal year ended May 31, 2006 compared to US$65 thousand for the same periods in 2005, a 26% decrease. The decrease was primarily due to our exclusion of the depreciation charges from Control Tech’s business in this consolidated financial statement and the disposal of fixed assets during the fiscal year ended May 31, 2006. The depreciation and amortization expenses for five months transition period ended May 31, 2005 were US$ 30 thousand.

Interest income:

Interest income was US$140 thousand and US$196 thousand for the fiscal year ended May 31, 2006 and 2005. The US$56 thousand decrease was mainly due to lower cash balances. Interest income for five months transition period ended May 31, 2005 was US$ 47 thousand.

Interest expenses:

Interest expenses were US$250 thousand and US$557 thousand for the fiscal years ended May 31, 2006 and 2005. All the interest expenses were incurred by Huaqing, a 51% owned subsidiary, from short-term bank loans to finance the Samsung distribution business. The decrease of interest expenses was due to the decrease of short-term loan credit and note payable in the fiscal year 2006. Interest expenses for five months transition period ended May 31, 2005 were US$ 200 thousand.

Income( Loss) from Continuing Operations:

Income from continuing operations for the fiscal year ended May 31, 2006 was US$331 thousand, compared to a loss of US$4,742 thousand for the same period a year ago. The sharp decrease of the loss is mainly due to 4 million provisions on note receivable during the fiscal year ended 31 May 2005. Income from continuing operations for five months transition period ended May 31, 2005 were US$ 287 thousand.

Discontinued operations:

During the fiscal year ended May 31, 2006, the discontinued operations represent the provision and operation results of Control Tech, which was determined by the management to be disposed. During the fiscal year ended May 31, 2005, the discontinued operations represent the provision, disposal gain or loss and operation results of Guangzhou NewHuaSun Computer Co., Ltd, Shanghai GuoWei Since and Technology Co., Ltd, Wenzhou ZhongNan Group, Beijing Challenger Group and Hangzhou Huaqing Monitoring Technology Co., Ltd.

Minority interest:

Minority interest represented the profit shared by the minority shareholders of Huaqing (49%) during the fiscal year ended May 31, 2006, while minority interest during same period ended May 31, 2005 comprised of the profit shared by the minority shareholders of Huaqing (49%) and Control Tech (10%). The minority interest for the fiscal years ended May 31, 2006 and 2005 and the five months transition period ended May 31, 2005 were US$433 thousand of loss, US$167 thousand of profit and US$138 thousand of loss, respectively.

Income tax:

Overall, our subsidiaries and affiliates are continuing to pay taxes in China that are on average lower than the statutory rate of 33%. Certain of our subsidiaries and affiliates were granted special tax treatment by the local Chinese provincial tax authorities and are exempt from income tax.

Chinese local tax authorities had not yet conducted annual tax audits of our subsidiaries and affiliates in China for the 2005 tax year. Management believes that there are no outstanding tax issues or liabilities at the time of this transition period report. All tax liabilities, if any, prior to the acquisition by us of our various Chinese subsidiaries or affiliates are solely the responsibility of the selling shareholders, as stipulated in each acquisition agreement.

We made provision for PRC income taxes of US$309 thousand and US$211 thousand for the fiscal year ended May 31, 2006 and 2005, respectively. We made provision for PRC income taxes of US$78 thousand for the five months transition period ended May 31, 2005. This provision for taxes relates to the estimated amount of taxes that would be imposed by tax authorities in the PRC. None of our income is subject to taxation by any U.S. governmental authority.

Liquidity and Capital Resources:

As shown in our accompanying financial statements, we had a net loss of US$2.8 million for the fiscal year ended May 31, 2006 as compared to a net loss of US$13.8 million for the same periods in 2005. Loss from discontinued operations for the fiscal years ended May 31, 2006 and May 31, 2005 are US$2.4 million and US$8.7 million respectively. Our current assets exceeded our current liabilities by US$1.5 million as of May 31, 2006.

As disclosed in Item 1 Business of this 10K, the Company has decided to add to its existing IT business by expanding into the growing Chinese vocational training marketplace. This addition likely will have enormous demand on our capital resources in the near future.

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

Operating activities:

During the fiscal year ended May 31, 2006, net cash used in operating activities was US$1.6 million, compared to net cash used by operating activities of US$10 million during the same period in 2005. The decrease in cash used from operating activities resulted mainly from net loss of $2.8 million, decrease of restricted cash $1.6 million, increase of accounts receivable of $0.4 million, increase of prepayment of $0.5 million, and decrease of advance from customers of $3.3 million, by netting off loss on discontinued operations of 0.6 million, provision on assets pending for sale of $1.8 million and decrease of advance to suppliers of $0.9 million. The net cash used in the operating activities was US$1.3 million during the five months transition period ended May 31, 2005.

Investing activities:

Net cash provided by investing activities during the fiscal year ended May 31, 2006, was US$0.9 million compared to net cash used in investing activities US$0.2 million for the same period in 2005. The cash provided by investment activities in the fiscal year ended May 31, 2006 was due to proceeds from disposal of property and equipment of $ 0.5 million and proceeds from notes receivable of $0.4 million. While the cash used in the fiscal year ended May 31 2005 is mainly resulted from the disposal of subsidiary of $3.5 million, by netting off (a) cash increased from acquiring new subsidiary of $2.0 million, (b) cash proceeds on assets pending for sale of $1 million, and (c) cash proceeds on disposal of property of $0.3 million. The net cash provided in the investing activities was US$0.8 million during the five months transition period ended May 31, 2005.

Financing activities:

Net cash used by financing activities during the fiscal year ended May 31, 2006 equaled to US$0.4 million compared to cash provided by financing activities of US$8.1 million during the same period in 2005. Net cash used by financing activities during the fiscal year ended May 31, 2006 was primarily due to payments on notes payable of $1.6 million, netting of the net payment got from related party of $1 million and proceeds on loans or credit of $0.2 million. Net cash provided in year 2005 by financing activities was mostly due to the net effect of (a) payment of SEC judgment in the amount of US$1.1 million.(b) bank loans of US$5.5 million borrowed by Huaqing from local bank and (3) funds raised from private offering in the amount of US$2.4 million. The net cash provided in the financing activities was US$46 thousand during the five months transition period ended May 31, 2005.

Research and Development

Presently the company is not undertaking any significant Research and Development efforts.

Off-Balance Sheet Arrangements

During the fiscal year ended on May 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of May 31, 2006, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.72% to 1.62% per annum.

Interest Rate Risk

Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments.

Impact of Foreign Currency Rate Changes

Since we translate foreign currencies (primarily Chinese Yuans and Hong Kong Dollars) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because the relative stability of the exchange rates between Chinese Yuan, Hong Kong Dollar and US dollar. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of May 31, 2006, we did not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of The Hartcourt Companies, Inc. and its subsidiaries including the notes thereto, together with the report thereon of Kabani & Company, Inc. are presented below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
The Hartcourt Companies, Inc.

We have audited the accompanying consolidated balance sheet of The Hartcourt Companies, Inc., a Utah Corporation (the “Company”) as of May 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended May 31, 2006 and the transitional period ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc as of May 31, 2006 and the results of its operations and its cash flows for the year ended May 31, 2006 and transitional period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $67,709,374 as of May 31, 2006 and negative cash flow from operations amounting $1,630,966 for the year ended May 31, 2006. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

August 4, 2006.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
May 31, 2006

ASSET

CURRENT ASSETS
Cash and cash equivalents	$400,672
Accounts receivable	1,703,640
Inventories, net	1,731,573
Prepaid expenses and other assets	2,458,478
Advances to suppliers	713,621
Assets pending for sale	300,000
Other assets	136,264

TOTAL CURRENT ASSETS	7,444,248

PROPERTY & EQUIPMENT - NET	115,166

INVESTMENTS	62,353

INTANGIBLE ASSET
Goodwill	1,911,466
TOTAL ASSETS	$9,533,233

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$558,140
Loan from employees	1,496,723
Due to directors	49,869
Accrued expenses and other current liabilities	3,823,969

TOTAL CURRENT LIABILITIES	5,928,701

MINORITY INTERESTS	738,977

SHAREHOLDERS' EQUITY
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares
authorized, none issued and outstanding	-
Class A preferred stock, 10,000,000 shares authorized,
none issued and outstanding	-

Common stock:
$0.001 par value, 239,999,000
authorized, 194,844,535 common shares
issued and outstanding	194,846
Additional paid in capital	70,402,436
Treasury stock, at cost, 48,728 shares	(48,728)
Other comprehensive income	26,375
Accumulated deficit	(67,709,374)

TOTAL SHAREHOLDERS' EQUITY	2,865,555

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,533,233

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended May 31, 2006 and for the five month period ended May 31, 2005

	Year ended May 31,	Five month period ended
	2006	2005

Net sales	$42,089,683	$19,677,794
Cost of sales	40,598,971	18,440,692

Gross profit	1,490,712	1,237,102

Operating expenses:
Selling, general and administrative	1,384,950	862,216
Depreciation and amortization	48,157	29,764
Total operating expenses	1,433,107	891,980

Income from continuing operations before other income/(expenses), minority interest and discontinued operations	57,605	345,122

Other income/(expense):
Interest expense	(250,048)	(199,566)
Interest income	140,232	46,756
Gain on disposal of fixed assets	312,401	-
Other	71,039	94,476
Total other income/(expense)	273,624	(58,334)

Income from continuing operations before minority interest and discontinued operations	331,229	286,788

Less: Minority Interest	(432,701)	(138,453)

Income (Loss) before discontinued operations	(101,472)	148,335

Discontinued operations:
Loss from discontinued operations	(596,353)	-
Provision for assets pending for sales	(1,827,990)	-
Gain on disposal of discontinued operations	-	53,125
Gain/(loss) from discontinued operations	(2,424,343)	53,125

Income/(loss) before income tax	(2,525,815)	201,460

Income tax	(309,145)	(78,378)

NET INCOME/(LOSS)	$(2,834,960)	$123,082

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	111,352	-

COMPREHENSIVE INCOME (LOSS)	$(2,723,608)	$123,082

BASIC AND DILUTED LOSS PER COMMON SHARE:

Earnings from continuing operations	$0.002	$0.001
Earnings (Loss) from discontinued operations	$(0.012)	$0.000
Earnings (Loss) per share	$(0.01)	$0.001

Basic and diluted weighted average number of shares	194,049,240	191,503,585

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MAY 31, 2006 AND FIVE MONTH PERIOD ENDED MAY 31, 2005

						Common			Other
					Additional	Stock Subscrip-			Compre- hensive		Total
	Common Stock		Preferred Stock		Paid In	tions	Treasury Stock		Income	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	(Loss)	Deficit	Equity
Balance - December 31, 2004	$171,658,757	$171,659	--	$--	$69,631,389	$--	48,728	$(48,728)	$(84,977)	$(64,997,496)	$4,671,847

Share issued for consulting services	5,900	6	--	--	1,485	--	--	--	--	--	1,491
Shares issued for compensation	387,777	388	--	--	62,918	--	--	--	--	--	63,306
Shares issued for acquisition of Control Tech	19,588,875	19,589	--	--	1,939,299	--	--	--	--	--	1,958,888
Shares issued for private offering	25,642,857	25,643	--	--	999,357	--	--	--	--	--	1,025,000
Treasury shares received	--	--	--	--	--	--	23,545,704	(2,354,571)	--	--	(2,354,571)
Cancellation of treasury shares	(23,545,704)	(23,546)	--	--	(2,331,025)	--	(23,545,704)	2,354,571	--	--	--
Net income	--	--	--	--	--	--	--	--	--	123,082	123,082

Balance -May 31,2005	193,738,462	193,739	--	--	70,303,423	--	48,728	(48,728)	(84,977)	(64,874,414)	5,489,043

Shares issued in lieu of compensation and service	1,106,073	1,107	--	--	71,013	--	--	-	--	--	72,120
Other comprehensive income (foreign currency translation)	--	--	--	--		--	--	-	111,352	--	111,352
Stock option costs	--	--	--	--	28,000	--	--	-	--	--	28,000
Net income	--	--	--	--	--	--	--	-	--	(2,834,960)	(2,834,960)

Balance -May 31, 2006	$194,844,535	$194,846	-	$-	$70,402,436	$-	48,728	$(48728)	$26,375	$(67,709,374)	$2,865,555

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended May 31, 2006 and for the five month period ended May 31, 2005

	Year ended May 31,	Five month period ended
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(2,834,960)	$123,082

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on abandonment of property and equipment	(312,401)	-
Gain on disposal of discontinued operations	-	(53,125)
Depreciation	48,157	29,764
Loss on discontinued operation	596,353	-
Provision on assets pending for sale	1,827,990	-
Minority interest	432,701	138,453
Stock issued for services and compensations	72,120	64,797
Stock option costs	28,000	-

Changes in operating assets and liabilities:
Restricted cash	1,558,630
Accounts receivable	(365,178)	2,587,196
Advances to suppliers	872,919	2,205,387
Inventories	(16,666)	(556,986)
Prepaid expenses and other receivables	(492,682)	(549,546)
Accounts payable	215,018	(323,725)
Accrued expenses and other current liabilities	102,213	362,356
Advances from customers	(3,363,180)	(5,284,387)
NET CASH USED IN OPERATING ACTIVITIES	(1,630,966)	(1,256,734)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(23,395)	(13,613)
Proceeds on disposal of property and equipment	522,238	789,441
Cash decreased due to cease(disposal) of operation of subsidiaries	(36,604)	-
Cash acquired in acquisition of a subsidiary	-	59,670
Proceeds on notes receivable, net	483,793	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	946,032	835,498

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended May 31, 2006 and for the five month period ended May 31, 2005 (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (payments to) related parties-net	$966,722	$(118,216)
Proceeds on sale of common stock	-	1,025,000
Proceeds on loans and lines of credit-net	196,248	-
Proceeds (payments) on notes payable-net	(1,558,630)	248,049
Payment of SEC disgorgement	-	(1,108,535)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(395,660)	46,298

Foreign currency translation	111,352	-

NET DECREASE IN CASH & CASH EQUIVALENTS	(969,242)	(374,938)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,369,914	1,744,852

CASH AND CASH EQUIVALENTS - END OF PERIOD	$400,672	$1,369,914

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$250,048	$128,500
Cash paid for income taxes, net of refund received	$309,145	$40,837

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES
In Conjunction with acquisition of subsidiaries
Fair value of net assets acquired	$-	$879,879
Cash paid for acquisitions (net of cash acquired)	$-	$(59,670)
Fair value of shares issued for acquisition	$-	$1,958,888

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006 AND 2005

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

As of May 31, 2006, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of May 31, 2006, the Company owns 51% equity interest in Shanghai Huaqing Corporation Development Ltd. Huaqing is located in Shanghai, China. As the Chinese laws may prohibit foreign companies involved in the distribution industry, Hartcourt, uses its employees, as nominee to hold the shares of Huaqing.

As of May 31, 2006, Hartcourt Capital Inc. owns 90% equity interest in Control Tech Electronics (Shanghai) Co., Ltd. Control Tech is located in Shanghai, China.

As of May 31, 2006, Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc., use its employees as nominees, owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China.

As of May 31, 2006, AI-Asia, Inc., the third holding company, owns 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China (“AI”), located in Shanghai, China.

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

For purposes of these consolidated financial statements, the Hartcourt Companies, Inc. and its subsidiaries are referred to collectively as the "Company" or "Hartcourt". The accompanying 2006 and 2005 consolidated financial statements for the Company includes the accounts balances of its majority owned subsidiaries.

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

d) Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. The management of the Company determined that the accounts receivable at May 31, 2006 are recoverable.

e) Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

f) Prepaid expenses

Prepaid expenses are expenses that are allocated into the period in which they are incurred and in subsequent periods, and be amortized within one year (inclusive). They include amortization of low-valued consumables, prepaid insurance expenses, lump-sum payment for stamps and lump-sum payment for stamps in large amount that need to be amortized.

Prepaid expenses generally will be amortized in equal installments and charged as costs or expenses of periods benefiting within one year. If certain prepaid expense item cannot benefit the company any more, its un-amortized amount is recorded as an expense for the current period. Prepaid expenses amounted to $16,803 at May 31, 2006 and is included in “Prepaid expenses and other assets” in the accompanying financial statements.

g) Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

h) Property and Equipment

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

i) Intangible Assets

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

j) Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of May 31, 2006, there were no significant impairments of its long-lived assets used in operations.

k) Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized at the date of shipment to customers or service have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

l) Income Taxes

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

m) Stock-Based Compensation

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

n) Foreign Currencies Translation

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

o)  Fair Value of Financial Instruments

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

p) Basic and diluted earning per share

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

q) Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

r) Segment Reporting

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

s) Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $67,709,374 and $64,874,414as of May 31, 2006 and May 31, 2005, respectively. Negative cash flows from the operations of $1,630,966 and $1,256,734 were noted for the fiscal years ended May 31, 2006 and the five months transition period ended May 31, 2005, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments, 2) disposal of unprofitable or unfavourable return-on-investment operations, 3) The new management is focused on creating shareholder value by seeking higher margin business, initially in the Chinese vocational training marketplace. The Company has planned to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

t) Recently Issued Accounting Standards

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

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

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

NOTE 3 ACQUISITION & INVESTMENT

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

A summary of Control Tech assets acquired, liabilities assumed and consideration for is as follows:

Amount
Current assets	$2,416,288
Good will	1,079,009
Property & equipment	113,343
Current liabilities	(1,551,988)
Minority Interest	(97,764)

$1,958,888
Consideration paid:
Common Stock	$1,958,888

Pro forma income statements for the Company in relation to the acquisition of Control Tech for  five-month period ended May 31, 2005 is as follows:

For the Five Month Period Ended May 31
2005
Net sales	$19,971,240
Cost of sales	18,578,626
Gross profit	1,392,614
Operating expenses	1,097,368
Income from continuing operations before other income/(expense) & minority interest	295,246
Other income/(expenses)	(56,208
Income from continuing operations before minority interest	239,038
Less: Minority Interest	133,678
Income before discontinued operations & income tax	105,360
Gain on disposal of discontinued operations	53,125
Income before income tax	158,485
Income tax	78,378
Net income	$80,107

Investment in Shanghai Jin’an Fuhuaqi

During year 2004, Huaqing, a 51% owned subsidiary, invested $62,353 to a local enterprise for 10% equity interest. No provision was made for such investment.

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

NOTE 5 INVENTORIES

Inventories as of May 31, 2006 consisted of the following:

Amount

Monitors	$1,120,993
Laptops	398,858
Others	220,182
Less: provisions for obsolete inventories	(8,460)

Net	$1,731,573

NOTE 6   ADVANCES TO SUPPLIERS

The Company made prepayments to Samsung to purchase inventory as required by Samsung. This amount represents the advances paid by Huaqing a 51% owned subsidiary to Samsung of $713,621 at May 31, 2006.

NOTE 7  RELATED PARTY TRANSACTIONS

Following is the summary of related parties transactions for the year ended May 31, 2006:

a)
During the fiscal year ended May 31, 2006, Huaqing, a 51% owned subsidiary of the Company, sold $4,375,660 monitors and laptops to its minority shareholder (Shanghai Chengqing Electronics Co., Ltd., formerly known as Shanghai Huaqing Economic Development Co., Ltd).

b)	During the fiscal year ended May 31, 2006, Hartcourt issued 1,106,073 shares of our common stock valued at $72,120 to its officers, employees and all directors in lieu of cash compensation.

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

c)	During the five months period ended May 31, 2005, Hartcourt issued 387,777 shares of our common stock valued at $63,305 to its officers, employees and all directors in lieu of cash compensation.

NOTE 8  PROPERTIES AND EOUIPMENT

The Company’s property and equipment as of May 31, 2006 are summarized as follows:

Amount

Office equipment and computers	$53,354
Vehicle	218,112
271,466
Less: accumulated depreciation	(156,300)

Property and equipment, net	$115,166

NOTE 9  GOODWILL

Goodwill resulting from the acquisition of Huaqing amounted to $1,911,466, as of May 31, 2006.

NOTE 10   DISCONTINUED OPERATIONS

Control Tech Electronics (Shanghai) Co., Ltd.

During the transition period ended May 31, 2005, the Company, via its BVI subsidiary, Hartcourt Capital, Inc., acquired Control Tech, located and operated in China. Control Tech is the distributor of video and audio conference products in mainland China. On November 1, 2004, the Company signed a definitive agreement to purchase a 90% equity interest in Control Tech for a total consideration of $1.96 million. Pursuant to the definitive purchase agreement, the purchase price was to be paid by the issuance of 8,516,902 shares of the Company’s common stock at a value of 0.23 per share. On February 25, 2005, the Company completed all legal procedures to acquire 90% of the capital stock of Control Tech. Due to Company’s share price decline, the purchase price was revised as $1.96 million payable in 19,588,875 shares of Company’s common stock.

Since January 1, 2006, the Company decided to cease the operation of Control Tech due to the unsatisfied operating results.

The Company has made a provision for the future disposal of Control Tech of US$1,827,990 during the fiscal year ended May 31, 2006.

Loss from the discontinued operation of Control Tech during the fiscal year ended May 31, 2006 was US$596,352.

The investment in Control Tech US$300,000 has been classified as assets pending for sale on the accompanying consolidated balance sheet.

NOTE 11  LOAN FROM EMPLOYEES

Huaqing, a 51% owned subsidiary of the Company, issued short-term bond to its employees to raise additional working capital. The bond is 8% interest bearing and payable at December 31, 2006.

NOTE 12   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of May 31, 2006 are summarized as follows:

Amount

Accrued directors’ compensations	$7,250
Accrued interest	191,985
Accrued professional fees	249,474
Accrued employees compensations	1,821,715
Accrued tax payable	202,669
Interest free loan	1,066,239
Other current liabilities	284,637
Total	$3,823,969

NOTE 13  DUE TO DIRECTORS

The amount due to directors as of May 31, 2006 represents director fee due to the Company’s director.

NOTE 14  MINORITY INTEREST

The amount represents the minority shareholders' interest in Huaqing, a 51% subsidiary of the Company.

NOTE 15 COMMITMENTS AND CONTINGENCIES

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

Effective from June 1, 2004, Carrie Hartwick was added to her responsibilities as President and CFO the responsibility of CEO. The new employment agreement was signed on March 9, 2005. The compensation was US$150,000 payable in equal monthly installment of US$12,500 cash. Ms Hartwick was granted an option to purchase 15 million shares of common stock at 0.09 per share.

Subsequent to the year, on May 31, 2006, the Board of Directors of the Company accepted the resignation of Ms. Carrie Hartwick from CEO and President as well as the director, due to her personal reasons.

On May 31, 2006, the Board of Directors of the Company appointed Mr. Victor Zhou to be the acting Chief Executive Officer, effective on June 1, 2006. Mr. Victor Zhou’s employment agreement was signed on June 1, 2006. The compensation includes a monthly salary of $8,333. In addition, Mr. Victor Zhou was granted 10,000,000 stock options with excise price of $0.04. The stock option vesting schedule is as following:

■	6,000,000 stock options with three installments of 2,000,000 options each vested upon each successful new business acquisition of the Company.

■	2,000,000 stock options vested upon each full profitable year.

During the three months period ended Aug 31, 2006 when Mr. Victor Zhou serving as the acting Chief Executive Officer, none of the above options was vested.

On September 1, 2006, the Board of Directors of the Company promoted Mr. Victor Zhou to be the Chief Executive Officer. The Company signed the new employment contract with Mr. Victor Zhou on September 1, 2006. The compensation includes an annual base salary of $100,000, payable by equal monthly installment of US$8,333 cash. In addition, Mr. Victor Zhou was granted 11,000,000 stock options with excise price of $0.05 according to the following vesting schedule and subject to number of shares available for option approved by shareholders.

■	7,500,000 stock options vested pro rata over 2 years of the employment contract period.

■	2,000,000 stock options vested upon each successful new business acquisition of the Company.

■	1,500,000 stock options vested upon each full profitable year.

On May 31, 2006, the Board of Directors of the Company appointed Mr. Yungeng Hu to be the President and the Chief Financial Officer, effective on June 1, 2006.

Mr. Yungeng Hu’s employment agreement was signed on June 1, 2006. The compensation includes an annual base salary of $150,000, payable by equal monthly installment of US$12,500 cash. In addition, Mr. Yungeng Hu was granted 11,000,000 stock options with excise price of $0.04 according to the following vesting schedule and subject to number of shares available for option approved by shareholders.

■	7,500,000 stock options vested pro rata over 2 years of the employment contract period.

■	2,000,000 stock options vested upon each successful new business acquisition of the Company.

■	1,500,000 stock options vested upon each full profitable year

b) Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through August 4, 2007. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the fiscal year ended May 31, 2006 and for the five month period ended May 31, 2005 were $100,389 and $34,757, respectively.

The future minimum annual lease payments required under the operating leases are as follows:

Year Ending May 31	Payments

2007	$70,602

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

NOTE 16  SHAREHOLDERS’ EQUITY

a) Capitalization

The total number of shares of stock which the Company has the authority to issue is 250,000,000 consisting of 239,999,000 shares of common stock, $0.001 par value, 1,000 shares of original preferred stock, $0.01 par value (the Original Preferred Stock), and 10,000,000 shares of Class A preferred stock. The total number of shares of the Company’s common stock issued and outstanding as of May 31, 2006 and May 31, 2005 are 194,844,535 and 193,738,462 respectively.

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

On July, 14, 2004, the founder of Hartcourt, Dr. Alan V Phan, converted his 1,000 shares of Original Preferred Stock into 2,000,000 shares of Hartcourt common stock. After the conversion, no Original Preferred Stock was outstanding as of May 31, 2006.

c) Class A Preferred Stock

The 10,000,000 shares of authorized and un-issued Class A Preferred Stock may be split with such designations, power, preferences and other rights and qualifications, limitations and restrictions thereof as the Company’s Board of Directors elects for a given series. No shares have been issued.

d) Common Stock Issued for Services

During the fiscal year ended May 31, 2006, Hartcourt issued 617,885 shares of common stock valued at $31,809 to consultants for consulting services.

During the five month period ended May 31, 2005, Hartcourt issued 5,900 shares of common stock valued at $1,491 to a consultant for consulting services.

e) Common Stock Issued for compensation

During the fiscal year ended May 31, 2006, Hartcourt issued 488,188 shares of our common stock valued at $40,311 to our officers, employees and directors in lieu of cash compensation.

During the five month period ended May 31, 2005, Hartcourt issued 387,777 shares of our common stock valued at $63,306 to our officers, employees and directors in lieu of cash compensation.

f) Common Stock Issued for Warrants

During the fiscal year ended May 31, 2006 and five month period ended May 31, 2005, no common stock was issued for warrants.

g) Common Stock Issued for Stock Options

On July 25, 2006, we granted total 1,000,000 stock options to our ex-vice president Zhou Jingjing at excise price of US$0.10 based on our employee compensation plan, of which 500,000 options vest on July 25, 2006 and the rest 500,000 options vest on July 25, 2007 subject to his continuing service to the Company. Mr. Zhou resigned from the Company on June 9, 2006. Based on his employment contract, the 1,000,000 stock options have been terminated upon his resignation.

During the five months period ended May 31, 2005, no common stock was issued for stock options.

NOTE 17  INCOME TAXES

At May 31, 2006, the Company had net operating losses for tax purposes of approximately $3,373,000. The net operating loss carry forward may be used to reduce taxable income through the year 2019.

The gross deferred tax asset balance as of May 31, 2006 was $2,304,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset are as follows:
	May 31, 2006	May 31, 2005

Net operating loss	$2,304,000	$2,159,161
Less: valuation allowance	(2,304,000)	(2,159,161)
	$--	$--

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	May 31, 2006	May 31, 2005

Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Foreign income tax	33	33
Tax expense at actual rate	33%	33%

Income tax expense for the year ended May 31, 2006 is $309,145 and for the five month period ended May 31, 2005 was $78,378 consists of tax on income of the Company’s subsidiary in China.

NOTE 18  STOCK OPTION PLAN AND WARRANTS

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

The 2005 stock option plan was approved on Nov 23, 2005 during the annual shareholders meeting.

The following table summarizes the activity of stock options:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option at December 31, 2004	7,300,000	$0.28
Granted	20,300,000	$0.09
Exercised	-	-
Expired	-	-
Cancelled	-	-

Shares under option at May 31, 2005	27,600,000	$0.14
Granted	1,000,000	$0.09
Exercised	-	-
Expired	(4,000,000)	$0.207-
Cancelled	-	-
Shares under option at May 31, 2006	24,600,000	$0.127

During the fiscal year ended May 31, 2006 there were 2,800,000 stock options vested has an exercise price of US$0.09 per share which was US$0.01 lower than the market price of the Company’s common stock on the date of grant. In accordance with the accounting for such options utilizing the intrinsic value method, the Company recorded $28,000 as compensation expense for the fiscal year ended May 31, 2006. Other stock options issued to employees have an exercise price not less than the market price of the Company’s common stock on the date of grant.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the fiscal years ended May 31, as follows ($ in thousands, except per share amounts):

	(in 000’s)
	2006	2005
		(five months)
Net income - as reported	$(2,835)	$123
Stock-Based employee compensation
expense included in reported net
income, net of tax	28	--
Total stock-based employee
compensation expense determined
under fair-value-based method for all
rewards, net of tax	(153)	(969)
Pro forma net profit (loss)	$(2,960)	$(846)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:
	2006	2005
Risk-free interest rate	2.8%	2.8%
Expected life of the options	5 years	5 years
Expected volatility	57.93%	57.93%
Expected dividend yield	-	-

Additional information relating to stock options outstanding and exercisable at May 31, 2006 summarized by exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	May 31,	Contractual	Exercise	May 31,	Exercise
Price	2006	Life	Price	2006	Price

$0.06 - $0.65	24,600,000	0.5 - 4.8 Year	$0.127	13,600,000	$0.17

On July 25, 2006, the Company grated total 1,000,000 stock option to our ex-vice president Zhou Jingjing at excise price of US$0.10 based on our employee compensation plan.

b) Warrants

There are no warrants outstanding as of May 31 2006.

As of May 31, 2005, there were 29,010,239 outstanding warrants to purchase 29,010,239 shares of common stock at $0.001 par value at $0.058 per share.

In connection with signing a private placement of Hartcourt shares with Enlight Corporation Ltd., on October 23, 2002, Hartcourt granted Enlight warrants to purchase 29,010,239 shares at the price doubling the trading price on the issuance date. The warrants expire on October 22, 2005. On March 11, 2004, Hartcourt have been informed by Enlight that all of its warrants will not be exercised unless a buy-out of Hartcourt (either by management or by third parties), should Hartcourt agree to extend the validity of the warrants until October 22, 2009. The Company has not extended the validity of warrants and these warrants expired as of May 31, 2006.

NOTE 19  SEGMENT AND BUSINESS RELATED INFORMATION

The Company has only one reportable segment (computer hardware trading) for the five months period ended May 31, 2005 and 2004, as other segment of business are not material to the consolidated financial statements of the Company.

NOTE 20  SUBSEQUENT EVENTS

After reviewing Hartcourt's current business operation, its competitive edge, and opportunities available in China, in June 2006 the management of the Company has submitted to the Board of Directors a two-year business plan in which the Company plans to diversify its business by focusing on the more lucrative post-secondary education market in China to take advantage of the on-going demand of skilled workers and growing post-secondary age population. The Company has not made any investment in this new business.

On September 1, 2006, the Board of Directors of the Company promoted Mr. Victor Zhou to be the Chief Executive Officer. The Company signed the new employment contract with Mr. Victor Zhou on September 1, 2006. The compensation includes an annual base salary of $100,000, payable by equal monthly installment of US$8,333 cash. In addition, Mr. Victor Zhou was granted 11,000,000 stock options with excise price of $0.05 according to the following vesting schedule and subject to number of shares available for option approved by shareholders.

■	7,500,000 stock options vested pro rata over 2 years of the employment contract period.

■	2,000,000 stock options vested upon each successful new business acquisition of the Company.

■	1,500,000 stock options vested upon each full profitable year.

On May 31, 2006, the Board of Directors of the Company appointed Mr. Yungeng Hu to be the President & Chief Financial Officer, effective on June 1, 2006.

Mr. Yungeng Hu’s employment agreement was signed on June 1, 2006. The compensation includes an annual base salary of $150,000, payable by equal monthly installment of US$12,500 cash. In addition, Mr. Yungeng Hu was granted 11,000,000 stock options with excise price of $0.04 according to the following vesting schedule and subject to number of shares available for option approved by shareholders.

■	7,500,000 stock options vested pro rata over 2 years of the employment contract period.

■	2,000,000 stock options vested upon each successful new business acquisition of the Company.

■	1,500,000 stock options vested upon each full profitable year

In August 2006, the Company granted 1 million shares of stock options to each independent Director for the compensation of their services with exercise price of US$0.05 per share, 1 year vesting period and exercisable within 5 years time after vesting.

On July 4, 2006, the Company granted 5 million shares of stock options with exercise price of US$0.04 per share to Dr. Billy Wang and US$50,000 per year for his service on Chairman of the Board for fiscal year 2007. The options are to be vested on Sept 28, 2007 and exercisable within 5 years time after vesting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2003, the Company determined that a certain transaction and presentation in the financial statements had not been accounted for properly in the Company's financial statements. . As a result, the Company restated the financial statements for the years ended December 31, 2003 and 2004 and for the five month transitional period ended May 31, 2005.

ITEM 9A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The effectiveness of our disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate errors or misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, any system of internal control, including our system, can provide only reasonable assurance regarding management’s control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of May 31, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2006.

Management does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

During the fiscal year ended May 31, 2006, there was no change in our internal control and procedures over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management report on internal control over financial reporting included in Part II, Item 9A, on page 60, of this Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Board of Directors

The following table sets forth certain information regarding our Board of Directors as of August 22, 2006, and their ages as of such date:

Director Name	Age	Position	Since
Billy Y N Wang	42	Director	2002
Geoffrey Wei	39	Director	2002
Victor Zhou	37	Director	2004
Yungeng Hu	41	Director	2006
Wilson W. S. Li	44	Director	2004

Set forth below is the biographical information on all directors.

BILLY Y N WANG, age 42. Dr. Billy Y N Wang has been the Country Manager of NCH Corp China, a multi-national chemical company with more than three subsidiaries in China, since 1997. From 1994 to 1997, Dr. Wang was the President of Xibic Enterprises Ltd. and Senior Consultant at WCE, specializing in international business development and technology transfer. From 1991 to 1997, Dr. Wang served as the Advisor for the Office of International Trade of Washington D.C. Dr. Wang obtained his Masters and Doctorate degrees in Chemical Engineering from the University of Virginia, and Bachelors degree from the University of Massachusetts.

GEOFFREY WEI, CICPA, age 39. Mr. Wei is a principle partner of WHCD, a Chinese CPA firm. From September 2002 to September 2004, Mr. Wei was the CFO of GreenWare Technologies, A Chinese company. Mr. Wei was the interim CFO, Vice president and Chief Accountant for Netease.com Inc (Nasdaq NM: NTES) from February 2000 to September 2001. He also worked in audit, tax, and business advisory divisions of PriceWaterhouseCoopers and KPMG, both in China and abroad. Mr. Wei received his Bachelors degree from Beijing Polytechnic University.

YUNGENG HU, age 41, President, Chief Financial Officer and Director of the Company. Mr. Hu was a senior banker with several financial institutions. Right before Hartcourt, Dr. Hu served as a Managing Director of Investment Banking at CLSA, bringing his substantial experience to the firm’s China operations, in the areas of ECM and M&A. Prior to CLSA, Mr. Hu was the General Manager of Hangzhou Hyatt Hotel for two years. Mr. Hu holds an MBA from Helsinki School of Economics and a Ph.D from New York University.

WILSON LI, age 44. Dr. Li has been the First Vice President of Shenzhen Capital Group, the largest Chinese investment holding Company, since August 1999. Prior to that, he served in the Shenzhen Planning Bureau. Dr. Li has extensive experience in fund management, risk control, investment, and international business. Dr. Li received his Masters degree in Social Science from Zhongshan University, Ph.D. in Management Science from Xian Jiaotong University and Ph.D. in Public Administration & Government Policy from the Chinese Academy of Social
Science.

VICTOR ZHOU, age 37, Chief Executive Officer and Director of the Company. Prior to becoming the Company’s Chief Executive Officer and a Directors of the Company, Mr. Zhou was was the President of Fixed Assets Investment of Huatai Securities, one of the top ten securities firms in China, since November 2003. He was with Huatai Securities since 1997 and served in other senior management positions with increasing responsibilities. Before joining Huatai Securities, Mr. Zhou was the General Manager with Jiangsu Securities from 1993 until 1997. Mr. Zhou has extensive experiences in securities trading, private equity investment, and asset management. Mr. Zhou received his Bachelors degree in Economics from Hunan University and EMBA degree from China Europe International Business School

Ms. Carrie Hartwick resigned as a Director effective on June 1 2006.

(b) Executive Officers

The following table shows Hartcourt's executive officers as of August 25, 2006 and their areas of responsibility. Their biographies follow the table. There are no family relationships between any director or executive officer and any other director or executive officer of Hartcourt. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position	Date Held

Victor Zhou	37	Acting Chief Executive Officer Chief Executive Officer	June 1 2006 to Aug 31, 2006 Since Sept 1, 2006

Yungeng Hu	41	Chief Financial Officer & President	Since June 1 2006

Victor Zhou, Chief Executive Officer, age 37, took his position on June 1, 2006. Mr. Zhou was the President of Fixed Assets Investment of Huatai Securities Inc, one of the top ten securities firms in China since 1997. Before Huatai, Mr. Zhou was the General Manager with Jiangsu Securities Inc. from 1993 to 1997. Mr. Zhouhas has extensive experience in securities trading, private equity investment and asset management. Mr. Zhou received his BA in economics from Hunan University and EMBA from China Europe International Business School.

Mr. Yungeng Hu, became Chief Financial Officer & President effective on June 1, 2006. Prior to joining Hartcourt, Mr. Hu served as a Managing Director of Investment Banking at CLSA Limited, bringing his substantial experience to the firm’s China operations, in the areas of Equity Capital Market and mergers and acquisitions. Prior to CLSA, Mr. Hu was the General Manager of Hangzhou Hyatt Hotel for two years. Mr. Hu holds an MBA from Helsinki School of Economics and a Ph.D from New York University.

As of May 31, 2006, Carrie Hartwick resigned her position as Chief Executive Officer. As of June 9, 2006, Jingjing Zhou, Vice President, decided to leave the Company for personal reasons. Their biograghies can be found in our previous 10-K filed in the SEC on September 12, 2005.

(c) Family Relationships

None.

(d) Disclosure re Audit Committee and Audit Committee Financial Expert

On February 27, 2006, the Board of Directors of the Company accepted the resignation of Mr. Geoffrey Wei as the Chairman of Audit Committee due to his personal reasons. Currently our Audit Committee is comprised of two members of our Board of Directors: Wilson Li & Billy Wang, both of whom are independent under applicable securities laws and regulations., Wilson Li is the Chairman of the Audit Committee and the Committee’s financial expert.

During the year ended May 31 2006, the Board held nine board meetings. The committee meetings were held together with the Board meetings. All directors attended all meetings except Geoffrey Wei absent from three Board meetings.

(e) Changes to Security Holder Recommendation Procedures for Nominees to Board of Directors

None.

(f) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain other shareholders to file reports of ownership and changes in ownership with the SEC. Officers, directors and certain other shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), during the fiscal year covered by this Annual Report, no individual or entity was late with any Form 3, 4 or 5 filings.

(g) Code of Ethics and Complaint Procedures

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

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation and Related Information

The following table provides information concerning the compensation received for services rendered to our company in all capacities during the fiscal year ended May 31, 2006, the five month transition period ended May 31, 2005, and the years ended December 31, 2004, December 31, 2003, by each person who served as Chief Executive Officer during the fiscal year ended May 31, 2006 and by each of our other most highly compensated executive officers whose aggregate compensation exceeded US$100,000 during the fiscal year ended May 31, 2006. This table is based on earned compensation. All option grants during the fiscal years listed were made under our 1995 Stock Option Plan.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compensation (US$)(1)	Compensation Securities Options (#)	Awards Underlying
Carrie Hartwick, Chief Executive	2006 (2)	150,000	--	--
Officer, President and Interim	2005 (3)	62,500(4)	--	--	15,000,000(5)
Chief Financial Officer	2004	137,500(6)	--	--	60,000(7)
	2003 (8)	10,000	--	--	1,000,000

(1)
Excludes certain perquisites and other amounts that, for any executive officer, in the aggregate did not exceed the lesser of US$50,000 or 10% of the total annual salary and bonus for such executive officer.

(2)	Covers the twelve months period from June 1, 2005 through May 31, 2006.
(3)	Covers the five month transition period from January 1, 2005 through May 31, 2005.
(4)	Total salary payment consists of US$31,250 in backpay owed for services provided in 2005.
(5)
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

(6)
Compensation includes (i) cash payments of US$60,000, (ii) restricted stock grant of 45,080 shares of our common stock valued at US$25,000 at the date of issuance, and (iii) is owed back pay of US$52,500.

(7)	On April 1, 2004, Ms. Hartwick was issued 60,000 shares of our common stock, valued at US$0.50 per share, as her bonus for 2004.
(8)
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

Option Grants During the Fiscal Year Ended May 31, 2006

The following table shows all grants of stock options to the executive officers listed in the Summary Compensation Table during the fiscal year ended May 31, 2006. These grants are options to purchase the common stock of the Company.

OPTION GRANTS IN LAST FISCAL YEAR
(INDIVIDUAL GRANTS)

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Year Ended May 31, 2006 (1)	Exercise or Base Price (2)	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation for Option Term
					5%(US$)	10%(US$)
Jingjing Zhou, Vice President	1,000,000(3)	100%	US$0.10	July 25, 2008/ July 25, 2009	-	-

(1)
Based on an aggregate of 1,000,000 options granted by us in the fiscal year ended May 31, 2006 to our employees, employee directors and consultants, including the executive officers and highly compensated employees listed in the Summary Compensation Table.

(2)
Options were granted at an exercise 10% over the fair market value on the date of grant as determined pursuant to the closing price of our common stock on the OTCBB on the day immediately preceding the date of grant.

(3)
This option was granted on July 25, 2005 and (i) options to purchase 500,000 shares of our common stock vest since July 25, 2006 expired on July 25, 2008; (ii) options to purchase 500,000 shares of our common stock vest since July 25, 2007 expired on July 25, 2009

No options were exercised during the fiscal year ended May 31, 2006 and the exercisable and unexercisable options held as of the fiscal year ended May 31, 2006, by the executive officers and highly compensated employees listed in the Summary Compensation Table~~:~~.

Aggregated Option Exercises During the Fiscal Year Ended May 31, 2006 and May 31, 2006 Option Values

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 5/31/05		Value of Unexercised In-the- Money Options at 5/31/06
			Exercisable	Unexercisable	Exercisable	Unexercisable
Carrie Hartwick	-	-	7,500,000	7,500,000	-	-
Jingjing Zhou				1,000,000	-	-

Compensation of Directors

Currently, our directors serve for a term of two years or until their earlier resignation or removal. In fiscal year 2006, for attending Board meetings, we compensated our non-employee directors US$7,000 each year and US$500 for each meeting through the issuance of restricted shares of common stock at the average closing market price of the common shares valued each month. Additionally, we compensate our other non-employee directors US$3,500 each year for each committee that a non-employee director serves on. On Aug 23, 2006, the Board unanimously approved a new compensation package for independent directors, which is to be implemented for fiscal year 2007, US$12,000 each year and US$500 for each meeting through the issuance of restricted shares of common stock at the average closing market price of the common shares valued each month. Additionally, we compensate our independent directors US$6,000 each year for each committee that a non-employee director serves on. Another 1 million stock options will be granted to each independent director with exercise prices of $0.05 per share and 1 year vesting period and 5 year maturity after vesting.

As of October 1, 2004, we compensate Dr. Wang, our Chairman of the Board, US$50,000 each year for service on our Board pro rated on an annual basis. As of May 31, 2006, Dr. Wang was owed US$57,536 for his services from Apr 1, 2005 to May 31, 2006. Additionally, as of March 8, 2005, the Board granted Dr. Wang an option exercisable for 5,000,000 shares of our common stock at an exercise price of US$0.09 per share, of which 2,500,000 shares vest on September 28, 2005 and the remaining shares vest on September 28, 2006, subject to Dr. Wang’s continuing to provide services to the Company on such vesting dates. On March 9, 2005, each non-employee director, excluding the Chairman of the Board, was granted 100,000 stock options at exercise price US$0.09. The options granted to the non-employee directors vest on the one year anniversary of the date of grant. On July 4, 2006, the Board approved to grant 5 million stock options with exercise price of US$0.04 per share to Dr. Wang and US$50,000 per year for his service on Chairman of the Board for fiscal year 2007. The options are to be vested on Sept 28, 2007 and exercisable within 5 years time after vesting.

On Aug 23, 2006, the Board resolved a resolution that all the options granted or to be granted cease to be exercisable after 90 days of termination of continuing services by the option holder with the Company.

Ms. Hartwick is our only employee director before May 31, 2006. We did not pay any additional compensation to Ms. Hartwick for her service on our Board or a committee of our Board. Ms. Hartwick resigned as a director effective May 31, 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows shares of our common stock that we believe are owned as of August 15, 2006 by:

•	Each shareholder owning 5% or more of our common stock,
•	Each Named Executive Officer,
•	Each director, and
•	All current directors and executive officers as a group.

We calculated the “Percent of Class” based on 197,325,263 shares of common stock outstanding on August 22, 2006. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of August 22, 2006 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the number of shares of common stock beneficially owned by that person, as well as the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name & Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Billy Wang	5,193,440(3)	2.6%
Carrie Hartwick	7,612,973 (4)	3.7%
Geoffrey Wei	482,346 (5)	*
Victor Zhou	343,977(6)	*
Wilson Li	319,573(7)	*
Yungeng Hu	-
Jingjing Zhou	-
All Executive Officers and Directors as a Group (5 persons)	13,952,309(8)	7.6%*

*	Indicates ownership of less than 1%.

(1) Unless otherwise indicated, the address for each beneficial owner listed above is c/o The Hartcourt Companies, Inc., 306 Yong Teng Plaza, 1065 Wuzhong Road, Shanghai, China.
(2) Unless indicated in the notes, each shareholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power.
(3) Shares beneficially owned by Billy Wang include (a) 193,440 shares of common stock held by Dr. Wang and (b) options to purchase 5,000,000 shares of our common stock, of which 2,500,000 shares vested on September 28, 2005 and the remaining shares to be vested on September 28, 2006, subject to Dr. Wang’s continuing to provide services to the Company on such vesting dates.
(4) Shares beneficially owned by Ms. Hartwick include 112,973 shares of common stock held by Ms. Hartwick and options to purchase 7,500,000 shares of our common stock exercisable within 90 days of June 1, 2006. These options terminated upon her resignation.

(5) Shares beneficially owned by Geoffrey Wei include (a) 382,346 shares of common stock held by Mr. Wei and (b) an options to purchase 100,000 shares of our common stock and exercisable with 5 years time of Mar 9, 2006.
(6) Shares beneficially owned by Victor Zhou include (a) 243,977 shares of common stock held by Mr. Zhou and (b) options to purchase 100,000 shares of our common stock and exercisable with 5 years time of Mar 9, 2006.
(7) Shares beneficially owned by Wilson Li include (a) 219,573 shares of common stock held by Mr. Li and (b) options to purchase 100,000 shares of our common stock and exercisable with 5 years time of Mar 9, 2006.
(8) Shares beneficially owned by all Executive Officers and Directors as a group include the shares held by each and options granted as in above (3), (4), (5) (6), and (7).

Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of the fiscal year ended May 31, 2006, including the 2005 Stock Plan.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	24,600,000	0.127	N/A
Equity compensation plans not approved by security holders	Nil	Nil	N/A
Total	24,600,000	0.127	N/A

(1) Our 1995 Stock Option Plan expired pursuant to its terms in March~~,~~ 2005. Our 2005 Stock Option Plan was approved by our shareholders at our annual meeting of shareholders on Nov 23, 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the fiscal year period ended May 31, 2006, Hartcourt issued an aggregate of 162,578 shares of our common stock valued at US$11,185 to its officers, employees and all directors in lieu of cash compensation.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table is a summary of the fees billed to us by Kabani & Company, Inc. for professional services for the fiscal year ended May 31, 2006, five month transition period ended May 31, 2005, and the years ended December 31, 2004 (Kabani & Company, Inc. was selected as our independent auditor on December 30, 2004 upon the resignation of our former accountants, Loral International LLP):

	FY 2006	FY 2005	FY 2004
Audit Fees	US$85,000	US$90,000	US$165,000
Audit-Related Fees	US$125,000 (1)	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	US$210,000	US$90,000	US$165,000

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

(1) The audit related fee in fiscal year 2006 represent the professional audit fee for audit our restated financial statements of year ended 2003, 2004 and the transition period ended May 31, 2005, as well as the fee related to the review of these related filing documents.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. Financial Statements - See Index to Consolidated Financial Statements in Part II, Item 8.
2. Financial Statement Schedules - See Index to Consolidated Financial Statements in Part II, Item 8.
3. Exhibits

The following list describes the exhibits filed as part of this report on Form 10-K:

Exhibit No.	Description	Previously Filed

2.05	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of HuaQing Corporation Development Co Ltd (“HuaQing”) dated February 14, 2003 between Hartcourt Capital, Inc. and HuaQing shareholders	(13)
2.06	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Guandgdong NewHauSun Computer Co. Ltd. (“NewHauSun”) dated April 24, 2003 between Hartcourt Capital, Inc. and NewHauSun shareholders.	(13)
2.07	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Shanghai GuoWei Science and Technology Ltd (“GuoWei”) dated April 30, 2003 between Hartcourt Capital, Inc. and GuoWei shareholders.	(13)
2.08	Agreement for the Sale and Purchase of Equity Capital in Shanghai Sinobull Information Corporation Limited dated May 20, 2003 between Hopeful Internet Technologies Limited and Genius Technology Inc.	(13)
2.09	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Zhongnan Group (“Zhongnan”) dated June 25, 2003 between Hartcourt Capital, Inc. and Zhongnan shareholders.	(13)
2.10	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Shanghai HuaQing Corporation Development Co Ltd (“Shanghai HuaQing”) dated June 30, 2003 between Hartcourt Capital, Inc. and Shanghai HuaQing shareholders.	(14)
2.11	Agreement for Sale and Purchase of Shanghai PengYang Computer Co., Ltd. dated November 21, 2003 between Hartcourt Capital, Inc and PengYang shareholders.	(14)
2.12	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Beijing Challenger Wanzhong Info Tech Co., LTD (“Challenger”) dated December 9, 2003 between Hartcourt Capital, Inc. and Challenger shareholders.	(14)
2.13	Agreement for Sale and Purchase of the Entire Issued Share Capital of Besteffort Investments Limited, dated November 1, 2004	(18)
2.14	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Guangdong NewHuaSun Computer Co., Ltd. ("NewHuaSun") dated August 30, 2004 between Hartcourt Capital, Inc and ShenZhen Raiser Industrial and Development Co., Ltd.	(19)
2.15	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Hopeful Internet Technologies Ltd. ("Hopeful") dated June 29, 2004 between Hartcourt China Inc, Mr. Lee Lu Ping and First Information Technology Ltd.	(19)

Exhibit No.	Description	Previously Filed

3.01	Articles of Incorporation of Hartcourt, as amended.	(1)
3.02	Bylaws of Hartcourt.	(1)
3.03	Amendment to the Bylaws of Hartcourt.	(1)
3.04	Amendment to the Articles of Incorporation of Hartcourt.	(6)
10.01	Lease between Hartcourt and Larry M. Mitobe for Hartcourt’s headquarters facility, dated April 9, 1996.	(1)
10.02	Equipment Lease between Hartcourt USA and Anja Engineering Corporation, dated April 4, 1994.	(1)
10.03	Stock Exchange Agreement between Hartcourt USA and Eastern Rochester, dated August 8, 1994.	(1)
10.04	1995 Stock Option Plan.	(1)
10.05	Purchase Contract between The Hartcourt Companies, Inc. and Exceptional Specialty Products, Inc., dated March 21, 1996.	(1)
10.06	Purchase and Sale Agreement, dated August 8, 1996, between The Hartcourt Companies, Inc. and NuOasis International, Inc., and Addendum to Purchase and Sale Contract.	(1)
10.07	Convertible Secured Promissory Note, dated August 8, 1996, in connection with Purchase and Sale Agreement, dated August 8, 1996 between The Hartcourt Companies, Inc. and NuOasis International, Inc.	(1)
10.08	Convertible Secured Promissory Note, dated August 8, 1996, in connection with Purchase and Sale Agreement, dated August 8, 1996 between The Hartcourt Companies, Inc. and NuOasis International, Inc., as amended.	(1)
10.09	Sales Agreement, dated September 17, 1996, between The Hartcourt Companies, Inc. and Promed International, Ltd.	(1)
10.10	Sales Agreement, dated September 17, 1996, between The Hartcourt Companies, Inc. and Mandarin Overseas Investment Co., Ltd.	(1)
10.11	Purchase and Sale Agreement, dated September 27, 1996, between The Hartcourt Companies, Inc. and CKES Acquisitions, Inc.	(1)
10.12	Secured Promissory Note, dated September 27, 1996, in connection with Purchase and Sale Agreement between The Hartcourt Companies, Inc. and CKES Acquisitions, Inc.	(1)
10.13	Consulting Agreement, dated December 30, 1996, between The Hartcourt Companies, Inc. and American Equities LLC, a California limited liability company.	(3)
10.14	Investment Banking Agreement, dated March 1998, between The Hartcourt Companies, Inc. and DanAllen Investment Group.	(2)
10.16	Marketable Securities Agreement, dated July 31, 1997, between The Hartcourt Companies, Inc. and Capital Commerce, Ltd.	(2)
10.17	Lease Termination Agreement, dated March 24, 1998, between Hartcourt Investment (USA) Corporation and Scripto-Tokai Corporation.	(2)
10.18	Share Purchase Agreement with Enova Holdings, Inc., dated February 1, 1999, Exchange Agreement , dated March 23, 1999, and Distribution Agreement, dated March 24, 1999, File # 99579493.	(7)
10.19	1999 Agreement with Beijing UAC Stock Trading Online Co. Ltd.	(8)
10.19	A Financial Statements of Beijing UAC Stock Exchange Online Co. Ltd. for the period from October 18, 1999 (date of inception) to December 31, 1999.	(8)
10.20	Agreement with GoCall.com	(8)
10.21	FTL Stock Purchase Agreement	(8)

Exhibit No.	Description	Previously Filed

10.22	Advisory Agreement and 1999 Stock Plan with NuVen Advisors, Inc. and Hartcourt dated March 18, 1999, File No. 333-74933.	(9)
10.23	Consulting Agreement with Fred G. Luke, dba NuVen Advisors, File No. 99768860.	(10)
10.24	Consulting Agreement with Archer & Weed, File No. 99768860.	(10)
10.25	On December 8, 1999, Hartcourt filed a report on Form 8-K to disclose the resignations of Fred Luke and Jon L. Lawver Directors and Officers, File No. 99770546.	(11)
10.26	February 4, 2000, Hartcourt completed a private placement of 227,445 Units and a class II Warrants to PYR Management LLC for US$3,000,000 pursuant to a regulation D Subscription Agreement, File No. 524390.	(12)
10.27	Interim CFO Employment Agreement, dated January 5, 2005	(17)
10.28	CEO Employment Agreement, dated March 9, 2005	(19)
14.01	Code of Ethics	(13)
16.01	Letter from Loral International CPA & Advisor, LLC, to the Company resigning as independent auditor, dated December 29, 2004.	(15)
16.02	Letter from Loral International CPA & Advisor, LLC, to the Company indicating disagreement with the Company’s Form 8-K filing regarding Loral’s resignation, dated January 3, 2005.	(16)
21.01	Subsidiaries of the registrant
24.01	Power of Attorney (See signature page)
31.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

On August 8, 2005, the Company decided to postpone its annual meeting of shareholders previously scheduled for August 15, 2005. File number 051008589. Incorporated here in by reference.

On October 28, 2005, The Companies adjourned its annual meeting. file number 051163057. Incorporated herein by reference.

On March 6, 2006, the Company accepted the resignation of Mr. Geoffrey Wei, as the chairman of Audit Committee due to his personal reasons. File number 06668047. Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTCOURT COMPANIES, INC.

Dated: September 15, 2006	By: /s/ VICTOR ZHOU

Victor Zhou
Chief Executive Officer

Dated: September 15, 2006	By: /s/ YUNGENG HU

Yungeng Hu
Chief Financial Officer & President

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint Victor Zhou and Yungeng Hu as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILSON W. S. LI Wilson W. S. Li	Director	September 15, 2006

/s/ BILLY Y N WANG Billy Y N Wang	Chairman of the Board of Directors	September 15, 2006

/s/ GEOFFREY WEI Geoffrey Wei	Director	September 15, 2006