Form 10-Q
period 2006-08-31
HARTCOURT COMPANIES INC
filed 2006-09-28
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended August 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 001-12671

The Hartcourt Companies, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

306 Yong Teng Plaza, 1065 Wuzhong Road
Shanghai, China	201103
(Address of principal executive offices)	(Zip Code)

(011) (86 21) 5152 1577
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated files. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Change Act. Yes [  ]   No ☒
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 195,276,535 as of September 20, 2006.

TABLE OF CONTENTS

	PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Unaudited Consolidated Balance Sheets	3
	Unaudited Consolidated Statements of Operations	4
	Unaudited Consolidated Statements of Cash Flows	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
	PART II: OTHER INFORMATION
Item 6.	Exhibits	23
	Signatures	23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
August 31, 2006
ASSET

CURRENT ASSETS
Cash and cash equivalents	$321,181
Accounts receivable, net	1,629,570
Inventories, net	1,356,984
Assets pending for sale	300,000
Advances to suppliers	1,640,840
Prepaid expenses and other assets	28,886
Other assets	157,393

TOTAL CURRENT ASSETS	5,434,854

PROPERTY & EQUIPMENT - NET	102,107

INVESTMENTS	62,826

INTANGIBLE ASSET
Goodwill	1,911,466

TOTAL ASSETS	$7,511,253

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$546,272
Loan from employees	1,502,970
Bank loans	251,304
Due to directors	62,211
Accrued expenses and other current liabilities	1,304,090

TOTAL CURRENT LIABILITIES	3,666,847

MINORITY INTERESTS	931,616

SHAREHOLDERS' EQUITY
Preferred Stock:
Class A preferred stock, 10,000,000 shares authorized,
none issued and outstanding	-

Common stock:
$0.001 par value, 424,999,000
authorized, 195,276,535 common shares
issued and outstanding	195,278
Additional paid in capital	70,524,504
Treasury stock, at cost, 48,728 shares	(48,728)
Other comprehensive income	77,850
Accumulated deficit	(67,836,114)

TOTAL SHAREHOLDERS' EQUITY	2,912,790

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,511,253

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Month Periods
	Ended August 31
	2006	2005

Net sales	$12,450,282	$10,768,764
Cost of sales	11,879,434	10,395,922

Gross profit	570,848	372,842

Operating expenses:
Selling, general and administrative	462,449	469,601
Depreciation and amortization	13,059	18,692
Total operating expenses	475,508	488,293

Income(loss) before other income/(expenses),
minority interest & income tax	95,340	(115,451)

Other income/(expenses):
Interest expense	(55,115)	(38,856)
Interest income	26,037	30,736
Other	(363)	353,383
Total other income/(expenses)	(29,441)	345,263

Income before minority interest	65,899	229,812

Less: Minority Interest	(192,639)	(168,514)

Income (loss) before income tax	(126,740)	61,298

Income tax	-	29,764

NET INCOME(LOSS)	$(126,740)	$31,534

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	163,258

COMPREHENSIVE INCOME	$36,518	$31,534

BASIC AND DILUTED EARNINGS/(LOSSES)
PER COMMON SHARE:

Earnings/(losses) per share	$(0.001)	$0.000

Basic and diluted weighted average number of shares	195,144,796	191,674,122

Weighted average number of shares for dilutive securities has not been calculated because the effect of dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Month Periods
	Ended August 31
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(126,740)	$31,534

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Gain on disposal of property and equipment	-	(311,495)
Depreciation	13,059	18,692
Minority interest	192,639	168,514
Stock issued for services and compensations	15,875	10,875
Stock option costs	106,625	-

Changes in operating assets and liabilities:
Accounts receivable	74,070	(77,089)
Advances to suppliers	(927,219)	722,873
Inventories	374,589	(611,476)
Prepaid expenses and other receivables	(126,914)	207,907
Accounts payable	(11,869)	(201,742)
Accrued expenses and other current liabilities	15,499	(826,509)
Advances from customers	-	(49,411)

NET CASH USED IN OPERATING ACTIVITIES	(400,386)	(917,327)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	(14,603)
Proceeds on disposal of property and equipment	-	520,814
Proceeds on notes receivable, net	$-	$362,845

NET CASH PROVIDED BY NVESTING ACTIVITIES	$-	$869,056

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (payments to) related parties-net	12,342	(157,599)
Proceeds /(repayment) on loans and lines of credit-net	257,551	(37,456)
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES	269,893	(195,055)

Foreign currency translation	51,002	9,876

NET DECREASE IN CASH & CASH EQUIVALENTS	(79,491)	(233,450)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	400,672	1,369,914

CASH AND CASH EQUIVALENTS - END OF PERIOD	$321,181	$1,136,464

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
SUPPLEMENTAL DISCLOSURE OF CASHFLOWS

Cash paid for interest	$6,693	$4,584
Cash paid for income taxes, net of refund received	$-	$67,895

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006 AND 2005

NOTE 1    GENERAL

The Hartcourt Companies, Inc. ("Hartcourt" or the "Company"), was incorporated in Utah in 1983.  We are a distributor of internationally well known brand named IT hardware products and related services in the People’s Republic of China.

As of August 31, 2006, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of August 31, 2006, the Company owns a 51% equity interest in Shanghai Huaqing Corporation Development Ltd. Huaqing is located in Shanghai, China. As the Chinese laws may prohibit foreign companies directly involved in the distribution industry, Hartcourt, through its employees as nominees, holds the equity interest in Huaqing.

As of August 31, 2006, Hartcourt Capital Inc. owns 90% equity interest in Control Tech Electronics (Shanghai) Co., Ltd. Control Tech is located in Shanghai, China.

As of August 31, 2006, Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. Hartcourt Hi-Tech Investment (Shanghai) Inc., through its employees as nominees, owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China.

As of August 31, 2006, AI-Asia, Inc., the third holding company, owns 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China (“AI”), located in Shanghai, China.

NOTE 2     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the fiscal year ended May 31, 2006 were filed on September 15, 2006 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ended May 31, 2007.

The accounting policies followed by us are set forth in Note A to our financial statements as stated in our report on Form 10-K for the fiscal year ended May 31, 2006, as filed on September 15, 2005 and incorporated into this Form 10-Q by reference.

Principles of Consolidation

Our financial statements for the three months ended August 31, 2006 are consolidated to include the accounts of The Hartcourt Companies Inc., our wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc and Ai-Asia Information Technology Inc. Our consolidated financial statements also include indirectly, our 100% owned subsidiary, Shanghai Jiumeng Information Service Co., Ltd. And our 51% indirectly owned Shanghai HuaQing Corporate Development Co., Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

Due to the Chinese government’s restrictions of direct foreign investment in Chinese-owned sales and distribution companies, through Shanghai Jiumeng Information Service Co., Ltd., we own 51% of the equity of Shanghai Huaqing, our main operating subsidiary for the Samsung distribution business. Shanghai Jiumeng is 90% owned by Mr. Victor Zhou, the Chief Executive Officer of the Company, who is a citizen of the People's Republic of China(“PRC”). Mr. Victor Zhou serves as our nominee. We have engaged a PRC law firm to study the latest effective regulations and the steps we could take to apply for the relevant business license in view of the relaxed foreign equity ownership rules in the wholesale sector in regard to our Samsung distribution business.

Minority interest

The amount represents the minority shareholders' interest in Huaqing, a 51% subsidiary of the Company.

NOTE 3    ACCOUNTS RECEIVABLE

Accounts receivable as of August 31, 2006 consisted of the following:

Accounts receivable	$1,699,928
Less: allowance for doubtful accounts	(70,358)
$1,629,570

NOTE 4    INVENTORIES

Inventories as of August 31, 2006 consisted of the following:
Amount

Monitors	$1,118,196
Laptops	37,540
Others	208,272
Less: provisions for obsolete inventories	(7,024)

Net	$1,356,984

NOTE 5    ADVANCES TO SUPPLIERS

The Company made prepayments to Samsung to purchase inventory as required by Samsung. This amount represents the advances paid by Huaqing, a 51% owned subsidiary to Samsung of $1,640,840 at August 31, 2006.

NOTE 6    PROPERTIES AND EOUIPMENT

The Company’s property and equipment as of August 31, 2006 are summarized as follows:

Amount
Office equipment and computers	$50,676
Vehicle	219,765
270,441
Less: accumulated depreciation	(168,334)

Property and equipment, net	$102,107

NOTE 7    LOAN FROM EMPLOYEES

Huaqing, a 51% owned subsidiary of the Company, issued short-term bond to its employees to raise additional working capital. The bond is 8% interest bearing and payable at December 31, 2006.

NOTE 8    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of August 31, 2006 are summarized as follows:

Amount
Accrued directors’ compensations	$20,375
Accrued interest	242,062
Accrued professional fees	112,746
Accrued employees compensations	85,033
Accrued tax payable	202,669
Other current liabilities	641,208

Total	$1,304,093

NOTE 9    EARNINGS/(LOSSES) PER SHARE

	Three Months Ended August 31, 2006	Three Months Ended August 31, 2005
Net income	$(126,740)	$31,534
Effects of dilutive securities	-	-

Weighted average shares outstanding	195,144,796	191,674,122

Basic and dilutive earnings/(losses) per share	$(0.001)	$0.000

As of August 31, 2006, we had 23,600,000 options authorized and outstanding, each exercisable for one share of our common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects.

NOTE 10    EQUITY TRANSACTIONS DURING THE PERIOD

On June 20, 2006, we issued 200,000 shares of our common stock valued at $6,000 in lieu of cash payment for consulting services, which were approximately equal to the fair market value of the stock at issue date.

On July 5, 2006, we issued 232,000 shares of our common stock valued at $9,875 to all of our independent directors in lieu of cash compensation for their services, which were approximately equal to the fair market value of the stock at issue date.

Stock Option Plan

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on June 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of June 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after June 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized $106,625 in share-based compensation expense for the three months ended August 31, 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was ($0.001) per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

In April 1995, the Company adopted a stock option plan (the “April 1995 Plan”) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company, the April 1995 Plan provided for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The April 1995 Plan, was administered by the Board of Directors and provided for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options were generally exercisable over a 10-year period from the date of grant. Each option lapsed 90 days after the optionee terminated his continuous activity with the Company, except that if such continuous activity with the Company terminates by reason of death, such option of the deceased optionee was exercisable within one year after the death of such optionee. Options granted under the Plan were restricted as to sale or transfer. All options were granted at not less than fair value at the date of grant and had terms of 10 years. The April 1995 Plan expired in March 2005 pursuant to its terms. As of August 31, 2006, 300,000 options remained outstanding under the April 1995 Plan.

In 2005, The board of directors adopted a new stock option plan (the “2005 Plan”) to replace the April 1995 Plan in order to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company. The 2005 Plan provides for the grant of stock options and stock appreciation rights, and the issuance of restricted stock, stock units, bonus stock, dividend equivalents, other stock-related awards and performance awards that may be settled in cash, stock, or other property. The total number of shares of our common stock that may be subject to awards under the 2005 Plan is equal to 35,000,000 shares, plus (i) the number of shares with respect to which awards previously granted under the 2005 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (ii) with respect to awards granted under the 2005 Plan, the number of shares which are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award and (iii) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2005 Plan. Unless earlier terminated by our Board of Directors, the 2005 Plan will terminate on the earlier of (1) ten years after the later of (x) its adoption by our Board of Directors, and (y) the approval of an increase in the number of shares reserved under the 2005 plan by our Board of Directors (contingent upon such increase being approved by our shareholders) and (2) such time as no shares of our common stock remain available for issuance under the 2005 Plan and we have no further rights or obligations with respect to outstanding awards under the 2005 plan. Options granted under the 2005 Plan are restricted as to sale or transfer.

The 2005 stock option plan was approved on Nov 23, 2005 during the annual shareholders meeting.

On June 1, 2006, the Company granted Billy Wang, Chairman of the Board, an option to purchase 5,000,000 shares of our common stock at excise price of US$0.04. The option is to be vested on Sept 28, 2007 and exercisable within 5 years time after vesting.

On May 31, 2006, the Board of Directors of the Company appointed Mr. Victor Zhou to be the acting Chief Executive Officer, effective on June 1, 2006. Mr. Victor Zhou’s employment agreement was signed on June 1, 2006. The compensation includes a monthly salary of $8,333. In addition, Mr. Victor Zhou was granted an option to purchase 10,000,000 shares of our common stock with excise price of $0.04. The stock option vesting schedule is as following:

•	Option to purchase 6,000,000 shares of our common stock to be vested with three installments of 2,000,000 each upon each successful new business acquisition of the Company.

•	Option to purchase 2,000,000 shares of our common stock to be vested upon each full profitable year.

During the three months period ended Aug 31, 2006 when Mr. Victor Zhou serving as the acting Chief Executive Officer, none of the above options was vested.

On June 1, 2006, the Company granted Yungeng Hu, CFO & President of the Company, an option to purchase total 11,000,000 shares of our common stock at excise price of US$0.04 according to the following vesting schedule and based on our employee compensation plan.

■	7,500,000 stock options vested pro rata over 2 years of the employment contract period.

■	2,000,000 stock options vested upon each successful new business acquisition of the Company.

■	1,500,000 stock options vested upon each full profitable year

On September 1, 2006, the Company granted Victor Zhou, CEO of the Company, an option to purchase total 11,000,000 shares of our common stock at excise price of US$0.05 according to the following vesting schedule and based on our employee compensation plan. These options replace the options that were granted on June 1, 2006 which compensates Mr. Zhou for his serves as Acting Chief Executive Officer.

■	7,500,000 stock options vested pro rata over 2 years of the employment contract period.

■	2,000,000 stock options vested upon each successful new business acquisition of the Company.

■	1,500,000 stock options vested upon each full profitable year.

On August 23, 2006, the Company granted Geoffrey Wei and Wilson Li, independent directors of the Company each an option to purchase 1,000,000 shares of our common stock at excise price of US$0.05. The option is to be vested on August 23, 2007 and exercisable within 5 years time after vesting.

The stock option granted to ex-CEO Carrie Hartwick to purchase total 15,000,000 shares of our common stock was terminated after 90 days of her departure on June 1, 2006 from the company. The stock option granted to ex-Vice President Zhou Jing Jing to purchase 1,000,000 shares of our common stock was terminated after 90 days of his departure on June 9, 2006 from the Company.

The following table summarizes the activity of stock options:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Shares under option at May 31, 2006	24,600,000	0.127	$0
Granted	18,000,000	0.041
Exercised	-	-
Expired	3,000,000	0.300
Canceled	16,000,000	0.091
Shares under option at August 31, 2006	23,600,000	0.064	$340,000

Following is a summary of the status of options outstanding at August 31, 2006:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.04	3,500,000	N.A	$0.04	-	$0.04
$0.04 - $0.05	14,500,000	6.16	$0.041	-	$0.041
$0.09	5,300,000	4.57	$0.09	5,300,000	$0.09
$1.00	300,000	1.79	$1.00	300,000	$1.00
$0.04-$1.00	23,600,000	5.67	$0.06	5,600,000	$0.06

No options were vested during the three months ended August 31, 2006.

The assumptions used in calculating the fair value of options granted during the three months ended August 31, 2006 using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.92%
Expected life of the options	5.00 years after vesting
Expected volatility	57.93%
Expected dividend yield	0

Warrants

There are no warrants outstanding as of August 31 2006.

NOTE 11    RECENT PRONOUNCEMENTS

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

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

NOTE 12    GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $67,836,114 as of August 31, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

 The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments, 2) disposal of unprofitable or unfavourable return-on-investment operations, 3) focusing on creating shareholder value by seeking higher margin business, initially in the Chinese vocational training marketplace. The Company has planned to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

NOTE 13    RELATED PARTY TRANSACTIONS

During the quarter ended August 31, 2006, Hartcourt issued 232,000 shares of our common stock valued at $9,875 to its independent directors in lieu of cash compensation for services rendered, which approximately equaled the fair market value of the stock at issue date.

NOTE 14    COMMITMENTS AND CONTINGENCIES

A) Employment Agreements

The current senior management consists of a Chief Executive Officer (“CEO”) and Chief Financial Officer & President (“CFO & President”). Each of the Company’s executive employment agreements stipulate that senior executives, CEO and CFO & President of the Company, can be terminated without causes upon written notice of 90 days or less.

On May 31, 2006, the Board of Directors of the Company appointed Mr. Victor Zhou to be the acting Chief Executive Officer, effective on June 1, 2006. The compensation includes a monthly salary of $8,333. In addition, Mr. Victor Zhou was granted an option to purchase 10,000,000 shares of our common stock with excise price of $0.04. The stock option vesting schedule is as following:

•	Option to purchase 6,000,000 shares of our common stock to be vested with three installments of 2,000,000 each upon each successful new business acquisition of the Company.

•	Option to purchase 2,000,000 shares of our common stock to be vested upon each full profitable year.

During the three months period ended Aug 31, 2006 when Mr. Victor Zhou serving as the acting Chief Executive Officer, none of the above options was vested.

On September 1, 2006, the Board of Directors of the Company promoted Mr. Victor Zhou to be the Chief Executive Officer. The compensation includes an annual base salary of $100,000, payable by equal monthly installment of US$8,333 cash. In addition, Mr. Victor Zhou was granted an option to purchase 11,000,000 shares of our common stock with excise price of $0.05 according to the following vesting schedule and subject to number of shares available for option approved by shareholders. These options replace the options that were granted on June 1, 2006 which compensates Mr. Zhou for his serves as Acting Chief Executive Officer.

•	Option to purchase 7,500,000 shares of our common stock to be vested pro rata over 2 years of the employment contract period.

•	Option to purchase 2,000,000 shares of our common stock to be vested upon each successful new business acquisition of the Company.

•	Option to purchase 1,500,000 shares of our common stock to be vested upon each full profitable year.

On May 31, 2006, the Board of Directors of the Company appointed Mr. Yungeng Hu to be the President and the Chief Financial Officer, effective on June 1, 2006. The compensation includes an annual base salary of $150,000, payable by equal monthly installment of US$12,500 cash. In addition, Mr. Yungeng Hu was granted an option to purchase 11,000,000 shares of our common stock with excise price of $0.04 according to the following vesting schedule and subject to number of shares available for option approved by shareholders.

•	Option to purchase 7,500,000 shares of our common stock to be vested pro rata over 2 years of the employment contract period.

•	Option to purchase 2,000,000 shares of our common stock to be vested upon each successful new business acquisition of the Company.

•	Option to purchase 1,500,000 shares of our common stock to be vested upon each full profitable year

B)	Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through August 4, 2007. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the quarter ended August 31, 2006 and 2005 were $24,669 and $47,935, respectively.

The future minimum lease payments for the next nine month period ending May 31, 2007 will be $45,933 and for the two month period ending July 30, 2007 will be $16,446.

C)	Other Obligations

None

NOTE 15    RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the quarter ended August 31, 2006 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” "anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors Affecting Future Results” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “Hartcourt” refer to The Hartcourt Companies, Inc. and its subsidiaries

Overview

Historically, we have been a distributor of internationally well known brand named IT hardware products and related software and services. The main products are Samsung branded notebooks and monitors. Almost all of our revenue for the last fiscal years was attributed to distribution revenues from sales of Samsung products in China.

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

We have authorized distribution rights with respect to Samsung monitors, notebooks and certain digital products covering the consumer and commercial product distribution channels in Shanghai, a metropolitan city with a population of 20 million people. The authorized distribution agreement signed between Huaqing Shanghai, a 51% owned subsidiary, and Samsung has one-year terms and is renewed on an annual basis. In exchange for this authorized distribution right, as well as purchase price protection and reimbursed advertising and promotion expenses from Samsung, we are required to achieve quarterly purchase targets set by Samsung and perform sales promotion and advertising activities under Samsung's direction, in addition to meeting other Samsung operational requirements. Almost all of our sales for the quarter ended August 31, 2006 comprised of Samsung products, of which, monitors accounted for 90% of the revenue and notebooks accounted for 6% of revenue. Our Samsung sales in Shanghai grew 16% compared to a year ago same period.

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

We sell Samsung monitors, notebooks and digital devices to large regional retail stores and to second tier distributors who then resell to smaller retail stores. To promote Samsung's upscale product image, we also manage several Samsung image stores in Shanghai, selling a full range of Samsung consumer electronic products in Shanghai's downtown shopping districts in partnership with Samsung. For the Samsung products for which we have authorized distribution rights, we provide product warranty services to retail consumers on behalf of Samsung. In addition, we provide and charge for after-sales repair, maintenance and service. Our top customers for the quarter ended August 31, 2006 were Guowei, a major retailer and a distributor in Shanghai which accounted for approximately 16% of our revenue; Huahai computer, a second tier distributor which accounted for approximately 13% of our revenue; Aiwei, a tier distributor which accounted for approximately 12% of our revenue. During the quarter ended August 31, 2006 no other customer or distributor made up more than approximately 5% of our total sales. Our top customers for the quarter ended August 31, 2005 were Guowei, a major retailer and a distributor in Shanghai which accounted for approximately 25% of our revenue; Aiwei, a second tier distributor which accounted for approximately 9% of our revenue; Hongtu Sanbao, a mega consumer electronic chain store which accounted for approximately 7% of our revenue; and Zhanqi, a distributor which accounted for approximately 6% of our revenue. During the quarter ended August 31, 2005 no other customer or distributor made up more than approximately 5% of our total sales. No other customers or distributors accounted for more than approximately 5% of our revenue for the quarter ended August 31, 2005.

We source our products from Samsung. As of August 31, 2006, approximately 82% of our Samsung inventory consisted of monitors and approximately 3% consisted of notebooks. It is the current practice of Samsung to protect its distributors, such as the Company, against the potential write-down of such inventories due to technological changes or Samsung's price reductions. Under the terms of the distributor agreement, and assuming the distributor complies with certain conditions, Samsung is required to credit us for inventory losses incurred through reductions in manufacturers' list prices of the items.  Because most of our business is on an as-needed basis and varies slightly, we have no customer orders extending more than a week into the future.

After reviewing Hartcourt's current business condition, its competitive edge, and opportunities in China, the new management team has submitted to the Board of Directors a two-year business plan. Going forward, the Company plans diversify its business by focusing on the post-secondary education market in China to take advantage of the on-going demand of skilled workers and growing post-secondary age population. The Company has not made any investment in this new business for the quarter ended August 31, 2006.

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

Results of Operations

The following table sets forth the consolidated statements of operations and the percentage change for the three months ended August 31, 2006 and 2005, with the comparable reporting period in the preceding year.

	For the Three Month Periods Ended August 31
	2006	Percentage change	2005
Net sales	$12,450,282	16%	$10,768,764
Cost of sales	11,879,434	14%	10,395,922

Gross profit	570,848	53%	372,842

Operating expenses:
Selling, general and administrative	462,449	-2%	469,601
Depreciation and amortization	13,059	-30%	18,692
Total operating expenses	475,508	-3%	488,293

Income/(loss) from continuing operations
before other income/(expenses) & minority interest	95,340	183%	-115,451

Other income/(expense):
Interest expense	-55,115	42%	-38,856
Interest income	26,037	-15%	30,736
Other	-363	-100%	353,383
Total other income/(expense)	-29,441	-109%	345,263

Income (loss) from continuing operations before minority interest	65,899	-71%	229,812

Less: Minority Interest	192,639	14%	168,514

Income before income tax	-126,740	-307%	61,298

Taxation	-		29,764

NET INCOME	$-126,740	-502%	$31,534

The following table sets forth the consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	August 31,	August 31,
	2006	2005
Net revenue	100%	100%
Cost of revenue	95.41	96.54
Gross margin	4.59	3.46
Operating expenses:
Sales and marketing	0.34	0.47
General and administrative	3.37	4.06
Total operating expenses	3.82	4.53
Interest income	-0.21	-0.08
Other expense, net		-3.28
Income before income taxes	-1.02	0.57
Provision for income taxes		0.28
Net income	-1.02%	0.29%

Quarter Ended August 31, 2006 Compared to Quarter Ended August 31, 2005.

Net Revenue

We recorded net sales of US$12,450,282 for the three months ended August 31, 2006, compared to US$10,768,764 for the same period in 2005, excluding the discontinued operations. Higher sales is due to our market expansion. Our sales during the three months ended August 31, 2006 represented revenues derived from sale of Samsung products in Shanghai.

Cost of Revenue and Gross Margin

Cost of Goods Sold amounted to $11,879,434 for the three months ended August 31, 2006, compared to $10,395,922 for the same period in 2005, excluding the discontinued operations. Cost of sales for the three months ended August 31, 2006 and 2005 represented the cost of Samsung products.

Gross margin was $570,848, or 4.59%, for the three months ended August 31, 2006 compared to $372,842, or 3.46%, for the same period in 2005, an increase of 53%. The higher gross margin is due to our reduced cost.

Selling, general and administrative expenses: Our selling, general and administrative expenses were $462,449 for the three months ended August 31, 2006 compared to $469,601 for the same period in 2005, representing a decrease of $7,152, or 2%, due to lower advertising and promotion expenses as well as legal expenses.

Depreciation and amortization expenses: Our depreciation and amortization expenses were $13,059 for the three months ended August 31, 2006 compared to $18,692 for the same periods in 2005. The decrease was primarily due to our disposal of Control Tech in the last fiscal year.

Interest income: Interest income was $26,037 and $30,736 for the three months ended August 31, 2006 and 2005. The decrease was due to less interest income from third party borrowing incurred in this quarter.

Interest expenses: Interest expenses were $55,115 and $38,856 for the three months August 31, 2006 and 2005 respectively. The increase was primarily due to the increase in the borrowing for sales expansion.

Income from Continuing Operations: Loss from continuing operations for the three months ended August 31, 2006 was $126,740, compared to income of $61,298 a year ago, primarily as the result of stock option expenses recognized for period ended August 31, 2006 and gain from disposal of properties, coupled with revenue from warranty services and other after-sales services in the same period of last year.

Minority interest: Minority interest represented the profit shared by the minority shareholders of Huaqing (49%).

Income tax: We made no provision for PRC income taxes and $29,764 for the three months ended August 31, 2006 and 2005, respectively. This provision for taxes relates to the estimated amount of taxes that would be imposed by tax authorities in the PRC. None of our income is subject to U.S. taxes.

Liquidity and Capital Resources:

Our principal capital requirements during the quarter ended on August 31, 2006 have been primarily funded by Chinese short term bank loans.

As shown in our accompanying financial statements, we had a net loss of $126,740 for the three months ended August 31, 2006 as compared to a net income of $31,534 for the same period in 2005, caused by stock option expenses recognized in the period ended August 31, 2006 and one-time income from disposal of properties in the same period of last year. Our current assets exceeded our current liabilities by $1,768,007 as of August 31, 2006.

As of August 31, 2006, we had working capital of US$1,768,007. In addition to our working capital on hand, we intend to obtain needed capital through a combination of bank loans and sale of our equity securities. However, there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities. If we are unable to raise the necessary additional working capital, our operations and financial condition may be adversely affected.

Operating activities: During the three months ended August 31, 2006, net cash used in operating activities decreased to $400,386, compared to $917,327 during the same period in 2005. The increase in cash used in operating activities resulted mainly from higher inventories and increase of other liabilities of Huaqing.

Investing activities: Net cash provided by investing activities during the three months ended August 31, 2006, was zero compared to cash provided by investing activities of $869,056 for the same period in 2005. The cash provided by investment activities in the same period of last year was mostly due to $520,814 proceeds from disposed property and recovery of notes from disposed subsidiary Challenger in the amount of $362,845.

Financing activities: Net cash provided by financing activities during the three months ended August 31, 2006 equaled to $269,893 compared to $195,055 used in during the same period in 2005. Net cash provided by financing activities in the quarter ended August 31, 2006 mainly represents the amount due to related parties and short term loan, those for the quarter ended August 31, 2005 mainly represents the repayment of balance due to related parties.

As a result of the above activities, we experienced a net decrease in cash of $79,491 for the three months ended August 31, 2006.

Contractual Obligations

During the quarter ended August 31, 2006, we do not have any contractual obligation other than the facility leases described in Note 14(b) of financial statements.

Off-Balance Sheet Arrangements

During the quarter ended August 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Critical Accounting Policies and Estimates

For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended May 31, 2006. There have been no changes in our critical accounting policies since May 31, 2006.

Risk Factors Affecting Future Results

The risk factors facing the Company have not changed in any material way from those Risk Factors discussed on the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of August 31, 2006, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.72% to 1.62% per annum. Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year.

Impact of Foreign Currency Rate Changes

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales activities. Since we translate foreign currencies (primarily Chinese Yuans) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because the stability of the exchange rate between Chinese Yuan and US dollar. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of August 31, 2006, we did not engage in foreign currency hedging activities. A movement of 10% in foreign currency exchange rates would not have a material impact on our operating results.

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

PART II: OTHER INFORMATION
Item 6. Exhibits.

Exhibit
Number	Description
10.1	Acting CEO Employment Agreement, dated May 31, 2006

10.2	CFO & President Employment Agreement, dated May 31, 2006

10.3	CEO Employment Agreement, dated August 30, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HARTCOURT COMPANIES, INC.

Dated: September 28, 2006	By: /s/ VICTOR ZHOU

Victor Zhou
Chief Executive Officer

Dated: September 28, 2006	By: /s/ YUNGENG HU

Yungeng Hu
Chief Financial Officer & President

Exhibit Index

Exhibit
Number	Description
10.1	Acting CEO Employment Agreement, dated May 31, 2006

10.2	CFO & President Employment Agreement, dated May 31, 2006

10.3	CEO Employment Agreement, dated August 30, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer