Form 10KSB/A
period 2004-12-31
HARTCOURT COMPANIES INC
filed 2006-10-10
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 3

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12671

THE HARTCOURT COMPANIES, INC.

(Name of Small Business Issuer in its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0400541 (I.R.S. Employer Identification No.)

Room 306, Yong Teng Plaza, 1065, Wu Zhong Road, Shanghai, China 201103

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (011) (86 21) 51521577

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

_________________

This Amendment No. 3 to the Annual Report on Form 10-KSB is being filed to include a restatement of the Company’s financial statements for the year ended December 31, 2004, revised Management's Discussion and Analysis or Plan of Operation and to include revised disclosure regarding our internal controls.

Except as described above, no other changes have been made to the Form 10-KSB, as previously amended.
_________________

Hartcourt Companies, Inc

Restatement of Financial Statements and
Amended Form 10-KSB for the year ended December 31, 2004

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

Kabani & Company Inc., Certified Public Accountants, had audited the consolidated financial statements for the year ended December 31, 2003, after the above-mentioned restatements, and express their opinion "the financial statements referred to above present fairly, in all material respects, the financial position of the Hartcourt Companies, Inc. as of December 31, 2003, in conformity with accounting principals generally accepted in the United States of America."

Accordingly, we re-filed Form 10-KSB for the year ended December 31, 2003 with United States Securities and Exchange Commission to reflect the changes.

 The changes have caused adjustments to the financial statements for the year ended December 31, 2004 and May 31, 2005. As a result, we re-file Form 10-KSB for the year ended December 31, 2004 herein to reflect the adjustments.  We have included these adjustments in our Form 10-K for the year ended May 31, 2006.

/s/ Yungeng Hu
Chief Financial Officer  & President

THE HARTCOURT COMPANIES, INC.

FORM 10-KSB/A

TABLE OF CONTENTS

		PAGE
PART II

Item 6.	Management's Discussion and Analysis or Plan of Operation	1
Item 7.	Financial Statements	7
Item 8A	Internal Controls and Procedures	7

PART III

Item 14.	Principal Accountant Fees and Services	7

Signature		8

CONSOLIDATED FINANCIAL STATEMENTS		F-1

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

The following table sets forth certain selected consolidated financial data and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report:

HARTCOURT COMPANIES, INC.
PRO FORMA INCOME STATEMENT
FOR YEARS ENDED ON DECEMBER 31

	2004	2003

TOTAL REVENUES	$74,563,459	$51,397,117
COST OF SALES	72,847,501	48,996,403
GROSS PROFIT (LOSS)	1,715,958	2,400,714

OPERATING EXPENSES
SELLING AND G&A EXPENSE	1,672,346	2,177,755
DEPRECIATION	57,996	66,526
IMPAIRMENTS- GOODWILL		109,525
IMPAIRMENTS-INVESTMENT	223,816	400,000
IMPAIRMENTS-NOTES RECEIVABLE	4,083,876
TOTAL OPERATING EXPENSES	6,038,034	2,753,806

INCOME(LOSS) FROM OPERATIONS	-4,322,076	-353,092

OTHER INCOME(EXPENSE)
OTHER REVENUE	215,154
INTEREST INCOME	238,282	188,947
LOSS ON DISPOSAL OF FIXED ASSETS	97,888
PROVISION FOR LAWSUIT	-100,000	-1,300,000
INTEREST EXPENSE	-552,547	-53,120
TOTAL OTHER INCOME(EXPENSE)	-101,223	-1,164,173

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	-4,423,299	-1,517,265

LESS: LOSS IN SUBSIDIARY, ATTIBUTED TO MINORITY INTEREST	-559,342	-73,677

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE	-4,982,641	-1,590,942

DISCONTINUED OPERATION
GAIN/(LOSS) FROM DISCONTINUED OPERATIONS	$368,715	$1,213,559
GAIN/(LOSS) ON DISPOSAL OF DISCONTINUED OPERATION	-2,628,859	-130,832
PROVISION FOR ASSETS PENDING FOR SALE	-5,914,848
	-8,174,992	1,082,727

GAIN/(LOSS) BEFORE INCOME TAX	$-13,157,633	$-508,215

INCOME TAX EXPENSES	215,579	62,674

NET INCOME (LOSS)	$-13,373,212	$-570,889

RESULTS OF OPERATIONS

NET SALES

The combined income statement recorded net sales of $74,563,459 and $51,397,117 for the year ended December 31, 2004 and December 31, 2003, respectively. The revenue for our 2004 fiscal year represented product sales revenue derived from distribution of Samsung monitors and notebooks while revenue for our 2003 fiscal year included $916,428 consulting service income, $49,556,089 products sales revenue and $924,600 after-sales services derived from distribution of Samsung monitors for ten months ended December 31, 2003. The 50.46% increase in Samsung product sales is mainly due to the expansion of the sales distribution network of Huaqing. In addition, the SARS epidemic, which occurred in the second quarter of year 2003, had a negative impact on our sales in 2003 due to declining consumer confidence in all markets in China during the period.

OPERATING MARGINS

The operating margin for our 2004 fiscal year was 2.3%, compared with 4.67% for our 2003 fiscal year. Except for the consulting service revenue of $916,428, the operating margin for Samsung products sales was 2.94% for our 2003 fiscal year. The decrease in our operating margin was mainly due to fierce competition during 2004 in the IT retail market. The declining gross margin in the China IT hardware distribution sector has been a broad and continuing trend in the past five years, which we believe will continue over the next several years.

OTHER REVENUE

Other revenue totaled $215,154 during our 2004 fiscal year compared with other revenue of nil for our 2003 fiscal year. Other revenue mainly represented income from warranty services and the government grants. The other revenue in 2004 included the receipt of government grants of $58,089 from local authorities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for our 2004 fiscal year were $1,672,346, compared with $2,121,878 for our 2003 fiscal year. The decrease of $0.5 million, or 27%, in our selling, general and administrative expenses was mainly due to the decrease of Huaqing's operating expenses, such as payroll and sales commission, marketing expenses, rentals and other.

DEPRECIATION

Depreciation for our 2004 fiscal year amounted to $57,996, compared with $122,403 for our 2003 fiscal year, representing a decrease of 53%. The decrease was mainly due to the disposition by Huaqing of one of its investment properties in 2004, which also resulted in a gain on disposal of fixed assets.

IMPAIRMENT

The Company recorded $4,307,692 impairment chare for year 2004, which included $4,083,876 impairment on notes receivable and $223,816 impairment on investment.

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

The $223,816 impairment on investment for 2004 was related to the disposal of our investment in First information.

The impairment amount of $509,525 booked in year 2003 consisted of impairment on investment in education program $100,000, impairment on eMPACT of $300,000 and impairment of goodwill of $109,525 with respect to the disposal of its former subsidiary Sinobull. The Company evaluated its investments and goodwill on December 31, 2003 for the impairment test and determined some of the investments were of no value resulted from the deterioration in the operating conditions of the investee entity.

INTEREST EXPENSES

Interest expenses for our 2004 fiscal year totaled $552,547, a 940% increase compared with $53,120 for our 2003 fiscal year. The increase in interest expenses was mainly attributable to our borrowing of funds to finance the expansion of our Samsung distribution business.

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

LIQUIDITY AND CAPITAL RESOURCES

As shown in our accompanying financial statements, we had a net loss of US$13.4 million for the fiscal year ended December 31, 2004 as compared to a net loss of $0.6 million for the same periods in 2003. The Company recorded loss of $8.2 million from discontinued operations for the fiscal years ended December 31, 2004 compared with a gain of $1.1 million during same period of year 2003. Our current assets exceeded our current liabilities by $2.5 million as of December 31, 2004.

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

OPERATING ACTIVITIES. The net cash used in operating activities during our 2004 fiscal year amounted to $7.1 million, a 58% increase compared to $4.5 million in our 2003 fiscal year. The net increase was mainly due to a sharp increase in net loss by $12.6 for year 2004 compared with year 2003 and other major cash outflow items in year 2004, primarily cash outflows resulting from increase in accounts receivable, advance to suppliers and inventory.

INVESTING ACTIVITIES. Cash used by investing activities in our 2004 fiscal year amounted to $1.7 million, a 168% decrease compared to $2.5 million provided by investing activities in our 2003 fiscal year. The cash used by investing activities was mainly a result of excluding $3.5 million cash from the disposition of our under-performing subsidiaries and decrease of $2.3 million in cash acquired from business acquisition.

FINANCING ACTIVITIES. Net cash provided by financing activities in our 2004 fiscal year amounted to $8.1million, an 80% increase compared to $4.5 million in 2003. The increase in financing activities resulted primarily from increased bank loans by $5.5 million, increased common stock proceeds by $1.4million and increase by $1.2 million in proceeds from related parties.

DISCONTINUED OPERATIONS

Wenzhou Zhongnan Group (“Wenzhou”)

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

From October 2003 to June 2004, Wenzhou's revenue and net income results were 79% and 30%, respectively, of the target revenue and net income provided for under the acquisition agreement. The significantly lower profit was due to stiff market competition in the Chinese IT retail business, leading to the closing of 5 out of 11 Wenzhou retail stores during the period from October 2003 to June 2004. Fierce price competition in the wholesale hardware business led to steep gross margin erosion and severely impacted our net income.

Based on nine months of actual operating results, the fair market value of Wenzhou's business, using cash flow information and present value in accounting measurements as defined by U.S. GAAP, would be approximately $700,000, and Hartcourt's 51% equity share would be worth approximately $357,000 compared to the acquisition price of $5 million. At the end of June 2004, the fair market value of 8.4 million Hartcourt shares used as consideration for the Wenzhou acquisition was approximately $2.2 million, significantly higher than the $357,000 fair market value of the 51% Wenzhou equity.

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

Shanghai Guowei Science and Technology Ltd (“Guowei”)

In the fourth quarter of 2004, the IT retail sector experienced a dramatic downturn in sales that we believed was a permanent reduction in the size of the IT retail market in China. The price of low-end branded desktops declined to that of non-branded desktops, taking away a substantial share of market from the non-branded desktop segment. In the meantime, the price of notebooks continued to drop, making notebooks an attractive alternative to desktop computers. As a comparison, GuoWei's 2004 revenue (from January to December 2004) was 156% of the first year (from July 2003 to June 2004) guaranteed turnover as stipulated in the acquisition contract while net income was only 33% of the first year guaranteed profit. Based on sales projections and cash flow estimates, the fair market value of GuoWei is estimated to be $1.03 million and Hartcourt's 50.5% equity share is valued at $519,000. Hartcourt acquired 50.5% of GuoWei equity for a total of $3,367,774, by issuance of 10,863,788 Hartcourt common shares.

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

The difference of the GuoWei carrying value on Hartcourt books versus the disposal consideration is $2.6 million. This is the impairment of GuoWei assets pending for sale at the end of 2004. While the loss on GuoWei can be seen as significant, the value that we realized in disposing the GuoWei assets is still far above the current fair market value of GuoWei.

Guangzhou NewHuaSun (“NewHuaSun”)

We acquired the equity interest in NewHuasun on April 24, 2003 for a total consideration of $3,029,214, paid for entirely by the issuance of 13,769,156 shares of our common stock. We also obtained 10% equity voting rights through proxy statements from one of the NewHuaSun's shareholders. The voting rights were returned to the NewHuaSun shareholder at the time of sale of NewHuaSun equity interest to Shenzhen Riser.

NewHuaSun is an authorized distributor of Samsung monitors and is engaged in the sale and distribution of Samsung monitors in the Guangdong province. Within months of our acquisition, NewHuaSun experienced significant cash flow problems that adversely impacted its sales. It also borrowed heavily to purchase inventory from Samsung in order to fulfill its obligation as an authorized distributor. The interest cost on borrowed funds further depressed net income. The unfavorable operating results led us to sell our equity interest to a third party.

On August 30, 2004, we sold our 45% equity interest in Guangzhou NewHuaSun (NewHuaSun) to ShenZhen Raiser Industrial and Development Co., Ltd. for $3,403,150. The purchase price is being paid to us in twenty-one quarterly interest-bearing installments. We acquired our equity interest in NewHuasun on April 24, 2003 for a total purchase price of $3,029,214, paid for entirely by the issuance of 13,769,156 shares of our common stock. In addition, we obtained voting rights over an additional 10% of the equity of NewHuaSun through voting proxies from one of NewHuaSun's shareholders.

On March 3, 2005 we entered into agreements with NewHuaSun and Shenzhen Raiser, pursuant to which we redeemed 13,769,156 shares of our common stock held by NewHuaSun, New HuaSun redeemed a 45% equity interest, and we released Shenzhen Raizer of its obligation on a $3,403,150 promissory note payable to us. The fair market value of the 13,769,156 shares of common stock was $1,376,916, and the difference of $2.1 million represents the impairment on the notes receivable at year-end. The loss is due to the fact that our common stock was issued at $0.22 per share at the time of acquisition and returned to the Company at $0.10 per share at the time of disposition of the subsidiaries.

Disposal of Interest in Other Investee Companies

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

 We have considered the effectiveness of our disclosure controls and procedures as of December 31, 2003, December 31, 2004 in light of the restatement. We believe our current disclosure controls and procedures are adequate to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTCOURT COMPANIES, INC.

Date: October 10, 2006	By:	/s/ Victor Zhou

Victor Zhou Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yungeng Hu Yungeng Hu	Chief Financial Officer & President	October 10, 2006

POWER OF ATTORNEY

By signing this Form 10-KSB below, I hereby appoint Victor Zhou and Yungeng Hu as my attorney-in-fact to sign all amendments to this Form 10-KSB on my behalf, and to file this Form 10-KSB (including all exhibits and other documents related to the Form 10-KSB) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ VICTOR ZHOU Victor Zhou	Chief Executive Officer	October 10, 2006

/s/ Yungeng Hu Yungeng Hu	Chief Financial Officer & President	October 10, 2006

/s/ BILLY Y N WANG Billy Y N Wang	Chairman of the Board of Directors	October 10, 2006

/s/ Wilson Li Wilson Li	Director	October 10, 2006

/s/ Geoffrey Wei Geoffrey Wei	Director	October 10, 2006

The Hartcourt Companies, Inc.
And Subsidiaries

Audited Consolidated Financial Statements

For the Years Ended December 31, 2004 and 2003

Contents	Pages

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheet	F-2 - F-3

Statements of Operations	F-4 - F-5

Statement of Changes in Stockholders' Equity	F-6 - F-7

Statements of Cash Flows	F-8 - F-9

Notes to Financial Statements	F-10-F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
The Hartcourt Companies, Inc.

We have audited the accompanying consolidated balance sheet of The Hartcourt Companies, Inc., a Utah Corporation (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, consolidated stockholders’ equity and comprehensive income and consolidated statements of cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $64,997,496 including net loss of $13,373,212 for the year ended December 31, 2004. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 26, the financial statements for the year ended December 31, 2004 have been restated.

/s/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California

April 2, 2005 except for note 2, 9, 13, 14, 16, 18, 19, 21, 24 and 26 which are as of August 21, 2006

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (RESTATED)
DECEMBER 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,744,852
Accounts receivable, net	5,141,892
Inventories, net	1,229,971
Notes receivable, net	1,376,916
Trade deposits	3,791,927
Prepaid expenses and other assets	1,470,508
Assets pending for sales, net	2,204,260
Due from related parties	436,155
TOTAL CURRENT ASSETS	17,396,481

PROPERTY & EQUIPMENT - NET	363,849

INVESTMENTS, NET	60,412

INTANGIBLE ASSET
Goodwill, net	1,911,466
$19,732,208

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$632,528
Deferred revenue	8,522,065
Due to shareholders	260,807
Accrued expenses and other current liabilities	4,398,812
Staffs loan	1,052,427

TOTAL CURRENT LIABILITIES	14,866,639

MINORITY INTERESTS	193,722

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (RESTATED)
DECEMBER 31, 2004
(-Continued-)

SHAREHOLDERS' EQUITY
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, issued and cancelled at December 31, 2004	-
Class A, 10,000,000 shares authorized, none issued and outstanding at December 31, 2004	-
Series A, $1,000 stated value, 4,000 shares authorized, none issued and outstanding at December 31, 2004	-
Series B, $1,000 stated value, 2,000 shares authorized, none issued and outstanding at December 31, 2004	-
Series C, $1,000 stated value, 1,500 shares authorized, none issued and outstanding at December 31, 2004	-
Series D, $1,000 stated value, 10,000 shares authorized, none issued and outstanding at December 31, 2004	-
Series AB, $100 stated value, 25,000 shares authorized, none issued and outstanding at December 31, 2004	-

Total Preferred Stock	-

Common stock, $0.001 par value, 250,000,000 authorised, 171,658,757 common shares issued and outstanding	171,659
Additional paid in capital	69,631,389
Treasury stock, at cost, 48,728 shares	(48,728)
Other comprehensive income	(84,977)
Accumulated deficit	(64,997,496)
TOTAL SHAREHOLDERS' EQUITY	4,671,847
$19,732,208

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
For the years ended December 31,

	2004	2003

NET SALES	$74,563,459	$51,397,117

COST OF SALES	72,847,501	48,996,403

GROSS PROFIT	1,715,958	2,400,714

OPERATING EXPENSES
Selling, general and administrative	1,672,346	2,121,878
Depreciation and amortization	57,996	122,403
Impairments	4,307,692	509,525
TOTAL OPERATING EXPENSES	6,038,034	2,753,806

LOSS FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSES) & MINORITY INTEREST	(4,322,076)	(353,092)

OTHER INCOME (EXPENSES)
Interest expense	(552,547)	(53,102)
Interest income	238,282	188,947
Litigation accrual	(100,000)	(1,300,000)
Investment income	-	-
Gain on disposal of property and equipment	97,888	-
Other income	215,154	-
TOTAL OTHER INCOME (EXPENSES)	(101,223)	(1,164,173)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(4,423,299)	(1,517,265)

Less: Minority Interest	(559,342)	(73,677)

LOSS BEFORE DISCONTINUED OPERATIONS & INCOME TAX	(4,982,641)	(1,590,942)

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
(-Continued-)
For the years ended December 31,

	2004	2003

DISCONTINUED OPERATIONS:
Gain (losses) from discontinued operations	368,715	(130,832)
Provision for loss on assets pending for sale	(5,914,848)	-
Gain (losses) on disposal of discontinued operations	(2,628,859)	1,213,559

LOSS BEFORE INCOME TAX	(13,157,633)	(508,215)
Income tax	(215,579)	(62,674)
NET LOSS	(13,373,212)	(570,889)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	605	(14,488)

COMPREHENSIVE LOSS	$(13,372,607)	$(585,377)

BASIC AND DILUTED LOSS PER COMMON SHARE
Loss from continuing operations	$(0.03)	$(0.012)
Loss from discontinued operations	$(0.05)	$0.008
Loss per share	$(0.08)	$(0.004)
- basic and diluted (weighted average)	175,645,723	135,564,580

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (RESTATED)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock Subscriptions	Treasury Stock		Other Comprehensive	Accumulated	Total Shareholders’
Description	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Loss	Deficit	Equity
Balance - December 31, 2002	88,518,023	$88,518	1,000	$10	$55,669,100	$-	5,610,588	$(3,723,928)	$(71,094)	$(51,053,395)	$909,211

Shares issued for consulting services	2,174,667	2,175	-	-	160,246			-			162,421
Shares issued to executive and staffs in lieu of compensation and services	1,268,440	1,268	-	-	196,127			-			197,395
Shares issued to directors in lieu of compensation & services	589,460	589			64,161						64,750
Shares issued for executions of cashless option	1,000,000	1,000	-	-	99,000						100,000
Cancel of treasury stocks	(4,756,058)	(4,756)			(3,170,444)		(4,756,058)	3,175,200			-
Shares issued in connection of acquisition	50,349,243	50,349	-	-	13,151,814	-	-	-	-	-	13,202,163
Share issued for execution of cashless warrants	714,794	715	-	-	(715)	-	-	-	-	-	-
Subscriptions receivable	31,298,535	31,299	-	-	2,620,195	(1,842,326)	-	-	-	-	809,168
Sale of treasury stocks	-	-	-	-	(451,187)		(805,802)	500,000			48,813
Unralised loss on disposal of FTL	-	-	-	-	-	-	-	-	(14,488)	-	(14,488)
Net loss			-	-						(570,889)	(570,889)

Balance -December 31, 2003	171,157,104	$171,157	1,000	$10	$68,338,297	$(1,842,326)	48,728	$(48,728)	$(85,582)	$(51,624,284)	$14,908,544

 The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (RESTATED)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(-Continued-)

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock Subscriptions	Treasury Stock		Other Comprehensive	Accumulated	Total Shareholders’
Description	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Loss	Deficit	Equity
Balance - December 31, 2003	171,157,104	$171,157	1,000	$10	$68,338,297	$(1,842,326)	48,728	$(48,728)	$(85,582)	$(51,624,284)	$14,908,544

Shares issued for consulting services	249,640	250	-	-	91,465			-			91,715
Shares issued for compensation	286,156	286	-	-	150,964			-			151,250
Shares issued for executions of cashless option	696,342	696	-	-	(100,696)						(100,000)
Shares issued for acquisition of Challenger Group	6,824,748	6,825	-	-	3,787,735	-	-	-	-	-	3,794,560
Share cancelled for rescind acquisition of Zhongnan Group	(8,415,370)	(8,415)	-	-	(2,179,582)	-	-	-	-	-	(2,187,997)
Subscriptions receivable	(1,139,863)	(1,140)	-	-	(454,804)	1,842,326	-	-	-	-	1,386,382
Exchange fluctuation reserve	-	-	-	-	-	-	-	-	605	-	605
Share issued for conversion of preferred stocks	2,000,000	2,000	(1000)	(10)	(1,990)	-	-	-	-	-	-
Net loss			-	-						(13,373,212)	(13,373,212)

Balance -December 31, 2004	171,658,757	$171,659	-	$-	$69,631,389	$-	48,728	$(48,728)	$(84,977)	$(64,997,496)	$4,671,847

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
FOR THE YEARS ENDED DECEMBER 31,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,373,212)	$(748,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property and equipment	(97,888)	0
Impairment of notes receivables	4,083,876	101,186
Impairment of investment	223,816	400,000
Loss/(gain) on disposal of discontinued operations	2,628,859	(173,911)
Depreciation	57,996	215,178
Provision for loss on assets pending for sale	5,914,848	0
Litigation accruals	100,000	1,300,000
Unrealized investment gain	-	(197,833)
Minority interest	559,342	864,920
Stock issued for services and compensations	242,965	424,566
Changes in operating assets and liabilities:
Accounts receivable	(8,950,308)	545,783
Trade deposit	(9,538,092)	(1,873,328)
Inventory	(2,630,143)	553,424
Prepaid expenses and other receivables	(736,091)	(86,455)
Accounts payable and accrued expenses	5,205,941	(5,614,367)
Deferred revenue	9,188,144	(229,567)
NET CASH USED IN OPERATING ACTIVITIES	(7,119,947)	(4,519,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(18,734)	$-
Arising from acquisition of a subsidiary	1,872,337	2,366,560
Dividends paid to minority shareholders	(326,267)	-
Proceeds from disposal of property, plant and equipment	312,561	-
Cash decreased due to disposal of subsidiaries	(3,486,008)	(32,337)
Proceeds on notes receivable, net	378,440	100,000
Investments	(455,374)	30,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,723,045)	2,464,223

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
FOR THE YEARS ENDED DECEMBER 31, (-Continued-)

	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds due to related parties	1,167,842	2,691,620
Proceeds from issuance of common stock	1,386,382	130,000
Proceeds from sale of treasury stock	-	48,813
Proceed on note payables	-	1,432,245
Proceeds on debt	5,546,867	168,243
NET CASH PROVIDED BY FINANCING ACTIVITIES	$8,101,091	$4,470,921

FOREIGN CURRENCY TRANSLATION	650	(9,500)

NET (DECREASE)/INCREASE IN CASH & CASH EQUIVALENTS	(741,251)	2,406,260
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	2,486,103	79,843
CASH AND CASH EQUIVALENTS - END OF YEAR	$1,744,852	$2,486,103
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for the interest	$552,547	$376,513

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

As of December 31, 2004, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc (formerly know as Hartcourt Companies Ltd.), (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of December 31, 2004, the Company owns 51% equity interest in Shanghai Huaqing Corporation Development Ltd. Huaqing is located in Shanghai, China. As the Chinese laws may prohibit foreign companies involved in the distribution industry, Hartcourt, uses its agents under its employees’ name, as nominee to hold the shares of the acquired subsidiaries.

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

During the year ended December 31, 2004, the Company disposed of two (2) subsidiaries, Wenzhou ZhongNan Group, Guangdong NewHuaSun Computer Co., Ltd., In addition, during 2004 the Company’s board of directors authorized the disposition of two (2) more subsidiaries, they are Beijing Challenge Group and Shanghai Guowei Science and Technology Ltd. These two dispositions remain pending. (See Note # 14, Discontinued Operations).

During the year ended December 31, 2004, Hartcourt China, Inc, together with the minority shareholder, also disposed of one (1) subsidiary, Hopeful Internet Technology Limited. (See Note # 14, Discontinued Operations)

During the year ended December 31, 2004, Shanghai Huaqing Corporation Development Co., Ltd. a 51% owned subsidiary of the Company, disposed of one (1) subsidiary, Hangzhou Huaqing Monitoring Technology Co., Ltd. (See Note # 14, Discontinued Operations)

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - RESTATED

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

h) Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2004 there were no significant impairments of its long-lived assets used in operations. Provisions of US$5,914,848 were proposed as of December 31, 2004 for its long-lived assets to be dispose of.

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

q) Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred a net loss from its operations of $13,373,212 and $570,889 for the years ended on December 31 of 2004 and 2003. Negative cash flows from the operations of $7,119,947 and $4,519,384 were noted for the years ended December 31, 2004 and 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

r) Recently Issued Accounting Standards

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

A summary of Challenge assets acquired, liabilities assumed and consideration for is as follows:

Amount
Current assets	$10,047,149
Good will	2,923,175
Property & equipment	237,757
Current liabilities	(7,237,092)
Minority Interest	(1,566,110)

$4,404,879

Consideration paid
Cash	$610,289
Common Stock	3,794,560

$4,404,879
Other investments

The following is a summary of investments under the cost method as of December 31:

2004
Investment in Education Program	$100,000
Investment in eMPACT	300,000
Investment in GTI (see 3a)	-
Investment in First information (see 3a)	223,816
Investment in Guowei Digital	-
Investment in HZ Huaqing (see note 13)	-
Investmnet in Shanghai Jin’an Fuhuaqi	60,412

Total investment	684,228

Provision on other investment	(623,816)

Investments, net	$60,412

a) Investment in First information Technology Inc. (“First information”)

Hartcourt China, Inc, via its 58.53% owned subsidiary. Hopeful Internet Technology Limited, owned 17% equity interest in Genius Technology International Limited (“GTI”). During year 2004, Hartcourt China, Inc disposed off Hopeful Internet Technology Limited in exchange for the 10.5% (1,050 shares at value of $0.001 each, amounted to US$223,816) interest in First information Technology Inc., a BVI company resulting in a loss of $16,185.

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

NOTE 5    ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2004 consisted of the following:

Accounts receivable	$5,240,865
Less: allowance for doubtful accounts	(98,973)
$5,141,892

NOTE 6 INVENTORIES

Inventories as of December 31, 2004 consisted of the following:

Monitors	$1,234,068
Others	4,537
Less: provisions	(8,634)
$1,229,971

NOTE 7 TRADE DEPOSIT

This amount represents the advances paid by Huaqing a 51% owned subsidiary to Samsung of $3,785,024 and $6,903 to other miscellaneous suppliers.

NOTE 8 RECEIVABLES FROM RELATED PARTIES

Receivables from related parties as of December 31, 2004 are summarized as follows:

Due from a minority shareholder (Note 1)	$375, 717
Due from a related company (Note 2)	60,438
Total receivables	$436,155

Note 1	The amount was due to Huaqing’s minority shareholder (51% owned subsidiary of the Company) pursuant to business transactions in the ordinary course.
Note 2	The amount was due to Guowei, a subsidiary pending for sale as of December 31, 2004 pursuant to business transactions in the ordinary course.

All the above balances are unsecured, interest free and repayable on demand.

NOTE 9 ASSETS PENDING FOR SALES - RESTATED

Assets pending for sale as of December 31, 2004 are summarized as follows:

Guowei assets pending for sales (note 13(6))	$3,684,562
Challenge assets pending for sales (note 13(5))	4,434,546
8,119,108
Less: Provision for loss on assets pending for sale	(5,914,848)
$2,204,260

NOTE 10 NOTES RECEIVABLE

Notes receivable as of December 31, 2004 consist of the following:

Note receivable from Edda Ltd., interest at 6% per annum, quarterly payments of 50,000 plus interest with a balloon payment of $2,715,772 due December 1, 2006, secured by the tangible and intangible assets of Edda, Ltd. (note 10a)	$1,993,742

Loan receivable from Beijing Total Solutions System, Ltd., non-interest bearing, due on demand, convertible by the company into 5% of the outstanding common stock, unsecured	63,900

Note receivable from Shenzhen Raiser, interest at 2.5% per annum, 21 instalment payments due December 31, 2009. secured by a non-related party (Note 10b)	3,403,150

Total	5,460,792

Less: Provision for doubtful receivables	4,083,876

Notes receivables, net	$1,376,916

Summary of notes receivable:

Current portion	$1,376,916
Non-current portion	-

Total	$1,376,916

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

c)
During 2004, Hartcourt issued 696,342 restricted shares of common stock to Mr. David Chen, Harcourt’s former CEO, pursuant to the exercise of his 2 million stock options in cashless transactions that Hartcourt granted to him as a part of his 2002 compensation.

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

NOTE 12 PROPERTIES AND EOUIPMENT

The balances of Company property and equipment as of December 31, 2004 are summarized as follows:

Building	$236,612
Office equipment and computers	38,491
Furniture and fixtures	2,254
Leasehold improvements	2,553
Vehicle	202,779

482,689

Less: accumulated depreciation	(118,840)

Property and equipment, net	$363,849

Depreciation expenses for the years ended December 31, 2004 and 2003 are $57,996 and $91,068 respectively.

NOTE 13 INTANGIBLES - RESTATED

Goodwill resulting from the acquisition amounted to as per follows, as of December 31, 2004:

Goodwill Arising from acquisition of Huaqing	$1,911,466

NOTE 14  DISCONTINUED OPERATIONS - RESTATED

(1) Wenzhou Zhongnan Group

On July 16, 2004, Hartcourt and the minority owners of Wenzhou Zhongnan Group reached agreements to rescind the original acquisition contract entered into on June 28, 2003 to purchase 51% equity ownership of the group for total consideration of $5,011,352. The acquisition was paid for entirely by the issuance of 8,415,370 shares of the Company’s common stock. Zhongnan’s financial results were consolidated the Company begining October 2003. All of the shares that Hartcourt issued pursuant to this acquisition have been returned to the Company and cancelled. Hartcourt recorded a loss on disposal of Wenzhou Zhongnan of US$2,897,353, due to share price decline from the issuance date to the cancellation date.

(2) Guangzhou NewHuaSun Computer Co., Ltd.

On August 30, 2004, Hartcourt sold our 45% equity interest in Guangzhou NewHuaSun to ShenZhen Raiser Industrial and Development Co., Ltd. for US$3,403,150. The purchase price will be paid to the Company in 21 quarterly interest bearing installments. Hartcourt acquired the equity interest in NewHuasun on April 24, 2003 for a total consideration of $3,029,214, paid for entirely by the issuance of 13,769,156 shares of common stock. In addition, Hartcourt obtained 10% equity voting rights through a voting proxy granted by one of NewHuaSun’s shareholder. Hartcourt recorded a gain on disposal of Guangzhou NewHuaSun of US$264,009.

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

The difference of the Guowei carrying value on Hartcourt books and the disposal consideration amoutning $2.6 million has been recorded as the impairment of Guowei assets pending for sales at the end of 2004.

Information relating to the operations of the subsidiaries up to the periods of disposal during the year ended on December 31, 2004 is as follows:

Gain on discontinued operations

	Wenzhou Zhongnan	NewHuaSun	Challenge	Guowei	Hopeful	Hangzhou Huaqing	Total

Revenue	$3,843,879	$17,825,567	$70,505,715	57,031,475	$-	$14,437,578	$163,644,214
Less: Expenses	(3,836,389)	(17,699,799)	(70,475,988)	(56,893,234	-	(14,370,089)	(163,275,499
	$7,490	$125,768	$29,727	$138,241	$-	$67,489	$368,715

Loss on disposal of discontinued operations

	Wenzhou Zhongnan	NewHuaSun	Hopeful	Hangzhou Huaqing	Total

Net book value	$5,085,349	$3,139,141	$240,001	$740,200	$9,204,691
Less: disposal consideration	(2,187,996)	(3,403,150)	(223,816)	(760,870)	(6,575,832)
Loss/(gain) on disposal of subsidiary	$2,897,353	$(264,009)	$16,185	$(20,670)	$2,628,859

NOTE 15  LOAN FROM EMPLOYEES

Huaqing, a 51% owned subsidiary of the Company, issued short-term bond to its employees to raise additional working capital. The bond is 8% interest bearing and payable at the end of the year. As of December 31, 2004 the amount was not settled.

NOTE 16  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES - RESTATED

Accrued expenses and other current liabilities as of December 31, 2004 are summarized as follows:

Accrued officers and staffs compensation	$84,532
Accrued director's fee	25,361
Accrued taxes	634,048
Accrued legal settlement	1,400,000
Accrued professional fees	155,000
Payable to employees	1,798,887
Other current liabilities	300,984
Total	$4,398,812

NOTE 17 DUE TO SHAREHOLDERS

Due to Alan Phan, the founder	$30,871
Due to Enlight (a)	150,000
Due to Chateau D’orly (a)	79,936
Total	$260,807

(a) The Company had signed stock purchase agreement with its shareholder Enlight Corporation Ltd (“Enlight”) and Chateau D’orly Ltd (“Chateau”), to raise additional working capital for its operations in year 2002 and 2003. There are $150,000 and $79,936 payables due to Enlight and Chateau respectively as of December 31, 2004. These amounts will be settled by the issuance of the Company’s common shares at a discount, based on the market price at the time of signing of the contract to these two shareholders.

NOTE 18 MINORITY INTEREST - RESTATED

The amount represents the minority shareholders’ interest in Huaqing, a 51% subsidiary.

NOTE 19 COMMITMENTS AND CONTINGENCIES - RESTATED

A) Employment Agreements

The current senior management consisting of a Chief Executive Officer (“CEO”) and an interim Chief Financial Officer (“CFO”). Each of the Company’s executive employment agreements stipulate that senior executives, CEO and interim CFO of the Company, can be terminated without causes with a written notice of 90 days or less. This clause can be a potential contingency to the Company in light of the fact that the Company is a public trading company and may be required for higher standards of corporate governance.

On December 1, 2003, the Company appointed Ms. Carrie Hartwick as its President & CFO to provide salary, shares option, and other fringe benefits through November 30, 2004. Minimum salary payments under the contract amounted to $100,000 per year. Payments to the CFO will be made in equal monthly installments of $5,000 cash and $5,000 worth of the Company’s common shares on the first day of each month. The average 20 days trading price of the Company prior to the first day of each month will be used to calculate this compensation amount. The option for the employment contract will only be granted upon satisfactory fulfillment of the contract by Ms C. Hartwick. From January 2004 to May 2004, as president and CFO, , Ms. Hartwick received $25,000 cash and 45,080 shares of common stock of Hartcourt (valued at US$25,000) for her compensation.

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

The future minimum annual lease payments required under the operating leases are as follows:

Year Ending December 31	Payments

2005	$115,627
2006	$38,647
Total future lease payments	$154,274

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

Apollo Financial Network, LLC vs. The Hartcourt Companies, Inc.

Apollo Financial Network filed an action for alleged breach of contract arising out of a consulting agreement with us which was canceled in January 1999. Hartcourt accepted an offer to compromise which included the entry of judgment in the amount of $11,500, which represents an amount less than the projected costs of defense. Judgment in such amount was entered against the Company on November 20, 2002. Hartcourt have not yet made the payment to the plaintiff and the liability with respect to the judgment has been accrued on the balance sheet.

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

NOTE 20 SHAREHOLDERS’ EQUITY

(A) Capitalization

The total number of shares of stock which the Company has the authority to issue is 260,001,000 consisting of 250,000,000 shares of common stock, $0.01 par value, 1,000 shares of original preferred stock, $0.01 par value (the Original Preferred Stock), and preferred series A, B, C, D, and AB stock are 4,000, 2,000, 1,500, 10,000 and 25,000 respectively. The total number of shares of the Company’s common stock issued and outstanding as of December 31, 2004 and December 31, 2003 are 171,658,758 and 171,157,104 respectively.

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

(G) Series D Convertible Preferred Stock

Voting convertible preferred stock, 10,000 shares authorized with a stated value of $1,000 per share. Holders of Series D Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, dividends at par with holders of the Company’s common stock, as if the Series D Convertible Preferred Stock had been converted into common stock on the record date for the payment of dividend. Each outstanding share of Series D Convertible Preferred Stock shall be convertible, at the option of its bolder, at any time, into a number of shares of common stock of the Company at a conversion rate equal to $1,000 divided by the market price of the Company’s common stock. No Series D convertible preferred stocks were issued and outstanding, as of December 31, 2004.

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

(N) Cancellation of shares

During 2004, the Company cancelled 8,415,370 shares of common stock valued in connection with the rescission of acquisition agreement with Wenzhou Zhongnan Group.

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

NOTE 21 INCOME TAXES - RESTATED

In the year ended December 31, 2004, the Company incurred net operating losses for tax purposes of approximately $6,922,000. The net operating loss carry forward may be used to reduce taxable income through the year 2019.

The gross deferred tax asset balance as of December 31, 2004 was $4,635,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

Deferred tax asset	December 31, 2004
Net operating losses	4,635,000
Less: valuation allowance	(4,635,000)
$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

December 31, 2004
Tax expense (credit) at statutory rate-federal	(34)%
State tax expense net of federal tax	(6)
Changes in valuation allowance	40
Tax expense at actual rate	$-

Income tax expense consisted of the following for the year ended December 31, 2004:

Current tax expense:
Federal	$-
State	800
Total Current	800

Deferred tax credit:
Federal	605,000
State	173,000
Total deferred	778,000
Less: valuation allowance	(778,000)
Net Deferred tax credit	-

Tax expense	$800

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

The following table summarizes the activity of stock options:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Shares under option at December 31, 2002	5,320,000	$0.33
Granted	8,000,000	$0.29
Exercised	1,000,000	0
Expired	20,000	0
Canceled	1,000,000	0
Shares under option at December 31, 2003	11,300,000	$0.34
Granted	3,000,000	$0.3
Exercised	1,000,000	$0.10
Expired	3,000,000	$0.38
Cancelled	3,000,000	$0.48
Shares under option at December 31, 2004	7,300,000	$0.28

All stock options issued to employees have an exercise price not less than the market value of the Company’s common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Revised Statement of Accounting Standards No. 123, the Company’s net loss and loss per share for the year ended December 31, 2004 would increase US$294,078 or US$ 0.0017 per share.

During 2004, the Company issued to David Chen, its former Chief Executive Officer, 696,342 shares of Hartcourt common stock through the cashless exercise of options granted to Mr. Chen.

Additional information relating to stock options outstanding and exercisable at December 31, 2004 summarized by exercise price is as follows:

		Options outstanding		Option Exercisable
		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2004	Life	Price	2004	Price

$0.06 - $0.65	7,300,000	0.9 - 3.5 Year	$0.28	7,300,000	$0.28

In connection with Mr. Chen’s severance package, on June 3, 2004, Hartcourt granted to Mr. Chen options to purchase 3,000,000 shares of Hartcourt common stock at a price of $0.30 per share. The options expired on June 3, 2006. The options were issued at the fair market value on the date of issuance as required by SFAS #123.

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

NOTE 24 SUBSEQUENT EVENTS - RESTATED

Investment and acquisition:

■
On February 25, 2005, we completed all legal procedures to acquire 90% of the capital stock of Control Tech. Due to the recent decline of our share price, the purchase price was revised as $1.96 million payable in 19,588,875 shares of our common stock.

Disposal:

■	On September 16, 2004, Huaqing, a 51% Hartcourt owned subsidiary signed a definitive agreement to sell all of its 55% equity interest in Hangzhou Huaqing to a PRC citizen for $760,870.

■
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

■
On March 15, 2005, we reached an agreement with the minority shareholders of GuoWei to sell the 50.5% of Hartcourt equity back to its original owners for a total consideration of $1,036,816 in a combination of cash and stock transaction where GuoWei paid cash consideration of $795,352 and returned 2,951,800 shares of Hartcourt common stock.

■	On May 31, 2005, related to disposal of Guangdong NewHuaSun Computer Co., Ltd., we received 13,769,156 shares of our common stock valued at US$1,376,916. Those shares have been returned and canceled.

Raise funds:

■
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

NOTE 26 RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2003, the Company determined that a certain transaction and presentation in the financial statements had not been accounted for properly in the Company's financial statements.

During the year ended December 31, 2003, the Company acquired four (4) Chinese companies located and operated in China. The Company has restated its financial statements based on the fair value of the (4) companies at the acquisition date. Thus, the adjusted carrying amount of the restated items affected the 2004 issued financial statements. As a result, the Company restated the financial statements for the year ended December 31, 2004.

The effect of the restatement is as follows:

BALANCE SHEET
As of December 31, 2004

	AS PREVIOUSLY REPORTED	AS RESTATED
NONCURRENT ASSETS	$2,584,362	$2,335,727
TOTAL ASSETS	$19,980,843	$19,732,208
TOTAL CURRENT LIABILITIES	$12,865,083	$14,866,639
MINORITY INTEREST	$1,171,779	$193,722
TOTAL SHAREHOLDERS’ EQUITY	$5,943,981	$4,671,847
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$19,980,843	$19,732,208

INCOME STATEMENT:
For the year ended December 31, 2004:

Net loss	$(15,452,296)	$(13,373,212)
Comprehensive loss	$(15,452,296)	$(13,372,607)
Basic and diluted net loss per share	$(0.09)	$(0.08)

CASHFLOW STATEMENT:
For the year ended December 31, 2004:
Net loss	$(15,452,296)	$(13,373,212)
Adjustments to reconcile net loss to
net cash used in operating activities	$14,767,085	$13,713,814
Changes in working capital	$(6,434,736)	$(7,460,549)