Form 10-K/A
period 2005-05-31
HARTCOURT COMPANIES INC
filed 2006-10-10
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes __ No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No [X]

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

________________

This Amendment No. 1 to the Annual Report on Form 10-K is being filed to include a restatement of the Company’s financial statements for the 5 month transition period ended May 31, 2005, revised Selected Financial Data, revised Management's Discussion and Analysis of Financial Condition and Results of Operations and to include revised disclosure regarding our internal controls.

Except as described above, no other changes have been made to the Form 10-K, as previously filed.

_________________

Hartcourt Companies, Inc

Restatement of Financial Statements and
Amended Form 10-K for the 5 month transition period ended May 31, 2005

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

The changes have caused adjustments to the financial statements for the year ended December 31, 2004 and May 31, 2005. As a result, we re-file Form 10-K for the 5 month transition period ended May 31, 2005 herein to reflect the adjustments.  We have included these adjustments in our Form 10-K for the year ended May 31, 2006.

/s/ Yungeng Hu
Chief Financial Officer & President

THE HARTCOURT COMPANIES, INC.
FORM 10-K/A

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

PART II

ITEM 6. SELECTED FINANCIAL DATA.

	Period Ended May 31	Year Ended December 31
	2005	2004	2003	2002	2001
	Thousands of US Dollars, except per share amount
Statement of income Data
Net Revenue	19,678	74,563	131,699	1,137	10,621
Operating income (losses) from continuing operations	345	(4,322)	(92)	(3,934)	(7,779)
Income (losses) from continuing operations	287	(4,423	(1,453)	(4,158)	(8,517)
Net income (loss)	123	(13,373)	(571)	(2,559)	(5,391)
Basic and diluted earnings (losses) per weighted average share	0.001	(0.08)	(0.004)	(0.032)	(0.078)

Balance Sheet Data
Cash and cash equivalents	1,370	1,745	3,792	80	282
Total assets	17,165	19,732	33,808	4,472	9,267
Net current assets	2,407	2,530	3,041	(2,155)	(3,890)
Net assets	5,489	4,672	14,909	909	5,481
Long-term debt	--	--	--	--	462

Common Stock Data
Shares of Common Stock (Year-End)	193,739	171,659	171,157	88,518	73,886
Shares of Common Stock (Average)	191,504	175,646	135,565	80,416	68,880
Dividends Paid per Share	--	--	--	--	--
Book Value Per Share (Year End)	0.03	0.03	0.09	0.01	0.07

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

Operating revenue:

We recorded operating revenue of $19.7 million for the five months ended May 31, 2005, compare to US$29.2 million for the same period in 2004, or a 33% decrease. Our sales during the five months ended May 31, 2005 mainly represented revenues derived from the sale of Samsung monitors and notebooks in Shanghai and sales of multimedia products in China, while operating revenue during the five months ended May 31, 2004 mainly represented revenues derived from sales of Samsung monitors in Zhejiang and Shanghai area.

Samsung monitor sales in Zhejiang province did not sell through Huaqin Shanghai from the beginning of 2005. Huaqin Shanghai disposed of its equity interest in Huaqin Hangzhou in August 2004 and Huaqin Hangzhou signed a separate distribution agreement with Samsung at the beginning of 2005. Huaqin Shanghai sales increased 25% compared to same period last year over the same geographic area. The increase comes from the addition of Samsung notebook sales.

Our multi-media products sales were consolidated in our financial statements beginning March 1, 2005.

Our cost of sales amounted to $18.4 million for the five months ended May 31, 2005, compared to $27.6 million for the same period in 2004, excluding the discontinued operations. Cost of sales for the five months ended May 31, 2005 represented the cost of Samsung products and multimedia products. Cost of sales for the five months ended May 31, 2004 represented the costs of Samsung monitors.

Gross profit was $1.2 million, or 6.3%, for the five months ended May 31, 2005 compared to $1.6 million, or 5.5%, for the same period in 2004, a decrease of 23.1%. The decrease in our operating margin was mainly due to fierce market competition during recent years in the IT retail market. The declining gross margin in the China IT hardware distribution sector has been a broad and continuing trend in the past five years, which we believe will continue over the next foreseeable years.

Selling, general and administrative expenses:

Our selling, general and administrative expenses were $862 thousand for the five months ended May 31, 2005 compared to $1,003 thousand for the same period in 2004, a decrease of US$141 thousand, or 14%, due to lower operating expenses.

Depreciation and amortization expenses:

Our depreciation and amortization expenses were $30 thousand for the five months ended May 31, 2005 compared to $23 thousand for the same periods in 2004, a 30% increase. The increase was primarily due to our acquisition of Control Tech assets.

Interest income:

Interest income was $47 thousand and $89 thousand for the five month period ended May 31, 2005 and 2004, respectively. The $42 thousand decrease was mainly due to lower cash balances.

Interest expenses:

Interest expenses were $200 thousand and $195 thousand for the five months period ended May 31, 2005 and 2004, respectively. All the interest expenses were incurred by Huaqing, a 51% owned subsidiary, from short term bank loans to finance the Samsung distribution business.

Income from Continuing Operations:

Income from continuing operations for the five months ended May 31, 2005 was $345 thousand, compared to $583 thousand for the same period a year ago. The decrease was primarily due to the decline of operating revenue in the five month period ended May 31, 2005.

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

We made provision for PRC income taxes of $78,378 and $82,670 for the five months ended May 31, 2005 and 2004, respectively. This provision for taxes relates to the estimated amount of taxes that would be imposed by tax authorities in the PRC. None of our income is subject to taxation by any U.S. governmental authority.

Liquidity and Capital Resources:

Our principal capital requirements during 2005 have been primarily funded by issuance of securities and, to a lesser extent, short-term bank loans.

As shown in our accompanying financial statements, we had a net income of $123,082 for the five months ended May 31, 2005 as compared to a net income of $ 546,021 for the same period in 2004. As of May 31, 2005, our current assets exceeded our current liabilities by $2.4 million .

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

Operating activities:

During the five month period ended May 31, 2005, net cash used in operating activities was $1.3 million, compared to net cash provided by operating activities of $1.6 million during the same period in 2004. The decrease in cash generated from operating activities resulted mainly from decrease of deferred revenue.

Investing activities:

Net cash provided by investing activities during the five months ended May 31, 2005, was $0.8 million compared to net cash used in investing activities $0.7 million for the same period in 2004. The cash provided by investment activities in the five months ended May 31, 2005 was mostly due to proceeds from disposal of our interest in Guowei. The $0.7 million cash used in investment activities in 2004 mainly resulted from the net effect of (a) the investment in Guowei of $0.1 million and (b) investment of $0.06 million in Beijing Challenge, (c) Huaqing’s payment of dividends to its minority shareholder of $0.3 million (d) recovery of notes receivable of $0.3 million.

Financing activities:

Net cash provided by financing activities during the five months ended May 31, 2005 equaled $46 thousand, compared to cash provided by financing activities of $26 thousand during the same period in 2004. Net cash provided by financing activities in the five months ended May 31, 2005 was mostly due to the net effect of (a) payment of an SEC judgment in the amount of $1.1 million. Please refer to details of the SEC litigation in the Part I, Item 3, Legal Proceedings of this document, (b) bank loans of $0.2 million borrowed by Huaqing from local bank and (3) funds raised from a private offering in the amount of $1 million. Cash provided by financing activities during same period in 2004 was mainly due to proceeds from sales of our common stock totaling approximately $1.4 million, payments to related parties of $0.4 million, repayment of notes payables and bank loans totaling $0.9 million.

As a result of the above activities, we experienced a net decrease in cash of $0.3 million for the five months ended May 31, 2005.

Research and Development

Presently the Company is not undertaking any significant research and development efforts.

Off-Balance Sheet Arrangements

During the transition period ended May 31, 2005, the Company did not engage in any off-balance sheet arrangements.

Caution Regarding Forward-Looking Statements

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

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $64,874,414 as of May 31, 2005 and negative cash flow from operations amounting $1,256,734 for the transitional period ended May 31, 2005. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 28, the financial statements for the transition period ended May 31, 2005 have been restated.

/s/ Kabani & Company, Inc.
KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Huntington Beach, California
August 2, 2005 except for note 2, 3, 13, 17, 23, and 27 which are as of August 28, 2006

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET - RESTATED
May 31, 2005

ASSET

CURRENT ASSETS
Cash and cash equivalents	$1,369,914
Restricted Cash	1,558,630
Accounts receivable, net	2,655,199
Inventories, net	3,638,674
Notes receivable, net	483,793
Advances to suppliers	1,586,540
Prepaid expenses and other assets	2,028,722
Due from related party	331,892

TOTAL CURRENT ASSETS	13,653,364

PROPERTY & EQUIPMENT - NET	461,041

INVESTMENTS	60,412

INTANGIBLE ASSET
Goodwill	2,990,475

TOTAL ASSETS	$17,165,292

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$1,800,278
Loan from employees	1,058,828
Accounts payable	1,122,902
Advance from customers	3,363,180
Accrued expenses and other current liabilities	3,434,945
Due to shareholders	260,807
Due to related party	205,370

TOTAL CURRENT LIABILITIES	11,246,310

MINORITY INTERESTS	429,939

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET - RESTATED
May 31, 2005
(-Continued-)

SHAREHOLDERS' EQUITY
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares
authorized, issued and cancelled	-
Class A preferred stock, 10,000,000 shares authorized,
none issued and outstanding	-

Common stock:
$0.001 par value, 239,999,000
authorized, 193,738,462 common shares
issued and outstanding	193,739
Additional paid in capital	70,303,423
Treasury stock, at cost, 48,728 shares	(48,728)
Other comprehensive income	(84,977)
Accumulated deficit	(64,874,414)

TOTAL SHAREHOLDERS' EQUITY	5,489,043

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,165,292

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Five Month Periods Ended May 31
	2005	2004
		(Unaudited) RESTATED
Net sales	$19,677,794	$29,160,027
Cost of sales	18,440,692	27,550,867

Gross profit	1,237,102	1,609,160

Operating expenses:
Selling, general and administrative	862,216	1,002,917
Depreciation and amortization	29,764	23,006
Total operating expenses	891,980	1,025,923

Income from continuing operations
before other income/(expenses) & minority interest	345,122	583,237

Other income/(expense):
Interest expense	(199,566)	(194,619)
Interest income	46,756	89,175
Other	94,476	127,279
Total other income/(expense)	(58,334)	21,835

Income from continuing operations before minority interest	286,788	605,072

Less: Minority Interest	(138,453)	(531,134)

Income before discontinued operations & income tax	148,335	73,938

Discontinued operations:
Gain from discontinued operations	-	554,753
Gain on disposal of discontinued operations	53,125	-
Income before income tax	201,460	628,691

Income tax	78,378	82,670

NET INCOME	$123,082	$546,021

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS CONTINUED
	For the Five Month Periods Ended May 31
	2005	2004
		(Unaudited) RESTATED
BASIC AND DILUTED EARNINGS/(LOSSES)
PER COMMON SHARE:

Earnings from continuing operations	$0.001	$0.000
Earnings from discontinued operations	$0.000	$0.003
Earnings per share	$0.001	$0.003

Basic and fully diluted (weighted average)	191,503,585	175,597,691

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - RESTATED
FOR THE FIVE MONTHS PERIOD ENDED May 31, 2005 AND 2004 (Unaudited)

	Common Stock		Preferred Stock		Additional Paid In	Common Stock Subscriptions	Treasury Stock		Other Compre-hensive	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Loss	Deficit	Equity
Balance - December 31, 2004	171,658,757	$171,659	--	$ --	$69,631,389	$ --	48,728	$(48,728)	$(84,977)	$(64,997,496)	$4,671,847

Share issued for consulting services	5,900	6	--	--	1,485	--	--	--	--	--	1,491
Shares issued for compensation	387,777	388	--	--	62,918	--	--	--	--	--	63,306
Shares issued for acquisition of Control Tech	19,588,875	19,589	--	--	1,939,299	--	--	--	--	--	1,958,888
Shares issued for private offering	25,642,857	25,643	--	--	999,357	--	--	--	--	--	1,025,000
Treasury shares received	--	--	--	--	--	--	23,545,704	(2,354,571)	--	--	(2,354,571)
Cancellation of treasury shares	(23,545,704)	(23,546)	--	--	(2,331,025)	--	(23,545,704)	2,354,571	--	--	--
Net income	--	--	--	--	--	--	--	--	--	123,082	123,082

Balance -May 31,2005	193,738,462	$193,739	--	$ --	$70,303,423	$ --	48,728	$(48,728)	$(84,977)	$(64,874,414)	$5,489,043

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - RESTATED
FOR THE FIVE MONTHS PERIOD ENDED MAY 31, 2005 AND 2004 (Unaudited)
(continued)

	Common Stock		Preferred Stock		Additional Paid In	Common Stock Subscriptions	Treasury Stock		Compre-hensive	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Loss	Deficit	Equity
Balance - December 31, 2003	171,157,104	$171,157	1,000	$10	$68,338,297	$(1,842,326)	48,728	$(48,728)	$(85,582)	$(51,624,284)	$14,908,544

Shares issued for consulting services	239,200	239	--	--	88,761	--	--	-	--	--	89,000
Shares issued for compensation	115,426	116	--	--	61,135	--	--	-	--	--	61,251
Shares issued for executions of cashless option	841,270	841	--	--	(841)	--	--	-	--	--	--
Shares issued for acquisition of Challenger Group	6,824,748	6,825	--	--	3,787,735	--	--	-	--	--	3,794,560
Subscriptions receivable	--	--	--	--	--	1,386,382	--	-	--	--	1,386,382
Net income	--	--	--	--	--	--	--	-	--	546,021	546,021

Balance -May 31, 2004 (Unaudited)	179,177,748	$179,178	1,000	$10	$72,275,087	$(455,944)	48,728	$(48,728)	$(85,582)	$(51,078,263)	$20,785,758

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Five Month Periods Ended May 31
	2005	2004
		(Unaudited) RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$123,082	$546,021

Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Gain on disposal of assets	(53,125)	-
Gain on disposal of property and equipment	-	(97,925)
Depreciation	29,764	23,006
Unrealized investment gain	-	(554,753)
Minority interest	138,453	531,134
Stock issued for services and compensations	64,797	150,251
Changes in operating assets and liabilities:
Accounts receivable	2,587,196	(187,200)
Advances to suppliers	2,205,387	(934,341)
Inventories	(556,986)	32,233
Prepaid expenses and other receivables	(549,546)	(1,915,897)
Accounts payable	(323,725)	(20,934)
Accrued expenses and other current liabilities	362,356	411,417
Advances from customers	(5,284,387)	3,656,205

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	(1,256,734)	1,639,217

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(13,613)	(44,583)
Proceeds on disposal of property and equipment	-	53,104
Proceeds on disposal of assets pending for sale	789,441	-
Cash acquired in acquisition of a subsidiary	59,670	-
Dividends paid to minority investors of a subsidiary	-	(325,662)
Cash paid for investments	-	(731,186)
Proceeds on notes receivable, net	-	339,351

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	835,498	(708,976)

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Five Month Periods Ended May 31
	2005	2004
		(Unaudited) RESTATED
CASH FLOWS FROM FINANCING ACTIVITIES

Payments to related parties-net	$(118,216)	$(397,907)
Proceeds on sale of common stock	1,025,000	-
Proceeds on stock subscriptions	-	1,386,382
Proceeds /(repayment) on loans and lines of credit-net	248,049	(134,400)
Proceeds (payments) on notes payable-net	-	(828,094)
Payment of SEC disgorgement	(1,108,535)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,298	25,981

NET (DECREASE)/INCREASE IN CASH & CASH EQUIVALENT	(374,938)	956,222

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	1,744,852	823,639

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,369,914	$1,779,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

SUPPLEMENTAL DISCLOSURE OF CASHFLOWS

Cash paid for interest	$128,500	$100,938
Cash paid for income taxes, net of refund received	$40,837	$34,240

NON-CASH INVESTING AND FINANCING ACTIVITIES
In Conjunction with acquisition of subsidiaries
Fair value of net assets acquired	$879,879	$--
Cash paid for acquisitions (net of cash acquired)	$(59,670)	$--
Fair value of shares issued for acquisition	$1,958,888	$--

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

r)    Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred accumulated losses of $64,874,414 and $64,997,496 as of May 31, 2005 and December 31, 2004, respectively. Negative cash flows from the operations of $1,256,734 and $7,119,947 were noted for the five months period ended May 31, 2005 and years ended December 31, 2004, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3    ACQUISITION AND INVESTMENTS - RESTATED

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

Pro forma income statements for the Company in relation to the acquisition of Control Tech for five month periods ended May 31, 2005 and May 31, 2004 are as follows:

	For the Five Month Periods Ended May 31
	2005	2004
Net sales	$19,971,240	$31,003,714
Cost of sales	18,578,626	28,861,139
Gross profit	1,392,614	2,142,575
Operating expenses	1,097,368	1,309,128
Income from continuing operations before other income/(expense) & minority interest	295,246	833,447
Other income/(expenses)	(56,208)	21,835
Income from continuing operations before minority interest	239,038	855,282
Less: Minority Interest	133,678	531,134
Income before discontinued operations & income tax	105,360	324,148
Gain on disposal of discontinued operations	53,125	554,753
Income before income tax	158,485	878,901
Income tax	78,378	100,555
Net income	$80,107	$778,346

Pursuant to the agreement, the consideration shares will be released within three years by installment, based on the performance results of Control Tech.

Pursuant to the agreement, the vendors provide guarantees to the Company that if they are unable to meet the revenue and net profit target during the three years after acquisition, the purchase consideration shall be adjusted proportionally.

Pursuant to the agreement, the Company provides guarantees to the vendors that if the average closing price of Hartcourt shares for the 20 trading days immediately prior to the expiry of the First Restricted Year, the Second Restricted Year and the Third Restricted Year respectively is below $0.10, then the Vendors have the right to request the Purchaser to procure the Company to issue and allot to the Vendors additional new Hartcourt Shares.

Other investments

The following is a summary of investments under the cost method as of May 31, 2005:

Investment in First Information	$223,816
Investment in Shanghai Jin’an Fuhuaqi	60,412

Total investment	284,228

Provision on other investment	(223,816)

Investments, net	$60,412

a) Investment in First information Technology Inc. (“First information”)

During year 2004, Hartcourt China, Inc disposed its 58.53% owned subsidiary, Hopeful Internet Technology Limited in exchange for the 10.5% (1,050 shares at value of $0.001 each, amounted to $223,816) interest in First information Technology Inc., a BVI company. A 100% provision was proposed based on the review of its carrying value and its fair value.

b) Investment in Shanghai Jin’an Fuhuaqi

During year 2004, Huaqing, a 51% owned subsidiary, invested $60,412 to a local enterprise for 10% equity interest. No provision was made for such investment.

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

NOTE 5    RESTRICTED CASH

Cash of $1,558,630 were pledged to the bank as collateral for bank bills of $1,558,630 as of May 31, 2005.

NOTE 6    ACCOUNTS RECEIVABLE

Accounts receivable as of May 31, 2005 consisted of the following:

Amount

Accounts receivables	$2,798,109
Less: allowance for doubtful accounts	(142,910)

Net	$2,655,199

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

c)	During the five months period ended May 31, 2005, Hartcourt issued 387,777 shares of our common stock valued at $63,305 to its officers, employees and all directors in lieu of cash compensation.

NOTE 12   PROPERTIES AND EOUIPMENT

The balances of Company property and equipment as of May 31, 2005 are summarized as follows:

Amount
Building	$236,612
Office equipment and computers	139,394
Furniture and fixtures	2,254
Vehicle	234,453

612,713
Less: accumulated depreciation	(151,672)

Property and equipment, net	$461,041

NOTE 13   INTANGIBLES - RESTATED

Goodwill resulting from the acquisition amounted to as per follows, as of May 31, 2005:

Goodwill Arising from acquisition of Huaqing	$1,911,466
Goodwill Arising from acquisition of Control Tech	1,079,009

Total	$2,990,475

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

2)    Shanghai Guowei Science and Technology Ltd.

In December 2004, the Board of Directors of Hartcourt authorized the sale of entire 50.5% equity interest in Shanghai Guowei Science and Technology Ltd. due to adverse market environment. We reached agreements with the minority shareholders of GuoWei that Hartcourt will not have any control in Guowei effective from January 1, 2005 by selling the 50.5% of Hartcourt equity back to its original owners in a combination of cash and stock transaction where GuoWei shareholders paid cash consideration of $789,441 and returned 2,951,800 shares of Hartcourt common stock. As of May 31, 2005, we had received the share and all cash consideration. The consideration shares had been returned for cancellation.

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

NOTE 17   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES - RESTATED

Accrued expenses and other current liabilities as of May 31, 2005 are summarized as follows:

Amount

Accrued officers and employees compensations	$221,147
Accrued directors’ compensations	9,583
Accrued interest	138,079
Accrued professional fees	439,117
Tax payables	202,669
Amount due to employees	1,798,887
Other current liabilities	625,463

Total	$3,434,945

NOTE 18   DUE TO SHAREHOLDERS

Amount

Due to Alan Phan, former CEO (a)	$30,871
Due to Enlight (b)	150,000
Due to Chateau D’orly (b)	79,936

Total	$260,807

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

c) Legal Proceedings

Securities and Exchange Commission v. The Hartcourt Companies, Inc., et al., United States District Court for the Central District of California Case No. CV03-3698LGB (PLAX)

The SEC filed a complaint for alleged securities violations by Hartcourt. The complaint alleges that Hartcourt illegally used a SEC Form S-8 Registration Statement in 1999 to improperly raise capital, and that false and misleading press releases were issued by us from September 9, 1999 through November 18, 1999. The SEC was initially seeking disgorgement from the Company of approximately $821,000 in civil penalties and interest, as well as an injunction against future security law violations.

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

d) Guarantee

Huaqing, a 51% owned subsidiary, provides guarantee to Hangzhou Huaqing Monitor Technology Co., Ltd. for bank loan of $6,449,275 as of May 31, 2005. Of which, $2,536,231 are pledged by the inventories of Huaqing. As of May 31, 2005, Huaqing had a balance due to Hangzhou Huaqing Monitor Technology Co., Ltd. of $3,228,949. The bank loan will mature on various date from December 05, 2005 to April 06, 2006. Huaqing’s bank guarantee will expire upon the repayment of the loan by Hangzhou Huaqing Monitor Technology Co., Ltd.

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

NOTE 23   INCOME TAXES - RESTATED

At May 31, 2005, the Company had net operating losses for tax purposes of approximately $5,157,000. The net operating loss carry forward may be used to reduce taxable income through the year 2019.

The gross deferred tax asset balance as of May 31, 2005 was $3,305,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset are as follows:

May 31, 2005

Net operating loss	$3,305,000
Less: valuation allowance	(3,305,000)
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

The 2005 stock option plan is pending for 2005 shareholders meeting approvals.

The following table summarizes the activity of stock options:

	Number of Shares	Weighted Average Exercise Price

Shares under option at December 31, 2003	11,300,000	$0.34
Granted	-	-
Exercised	1,000,000	$0.10
Expired	-	-
Cancelled	-	-

Shares under option at May 31, 2004	10,300,000	$0.31
Granted	3,000,000	$0.3
Exercised	-	-
Expired	3,000,000	$0.38
Cancelled	3,000,000	$0.48

Shares under option at December 31, 2004	7,300,000	$0.28
Granted	20,300,000	$0.09
Exercised	-	-
Expired	-	-
Cancelled	-	-

Shares under option at May 31, 2005	27,600,000	$0.14

All stock options issued to employees have an exercise price not less than the market value of the Company’s common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s financial statements.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the five months period ended May 31, 2005, as follows ($ in thousands, except per share amounts):

	Five months period ended
	2005	2004
		(in thousands $)
Net income - as reported	$123	$29
Stock-Based employee compensation expense included in reported net income, net of tax	--	--
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(969)	--
Pro forma net profit (loss)	$(846)	$29

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	2.8%	-
Expected life of the options	5 years	-
Expected volatility	57.93%	-
Expected dividend yield	-	-

Additional information relating to stock options outstanding and exercisable at May 31, 2005 summarized by exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	May 31,	Contractual	Exercise	May 31,	Exercise
Price	2005	Life	Price	2005	Price

$0.06 - $0.65	27,600,000	0.5 - 4.8 Year	$0.14	17,300,000	$0.17

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

NOTE 27   RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2003, the Company determined that a certain transaction and presentation in the financial statements had not been accounted for properly in the Company's financial statements.

During the year ended December 31, 2003, the Company acquired four (4) Chinese companies located and operated in China.

The Company has restated its financial statements based on the fair value of the (4) companies at the acquisition date. Thus, the adjusted carrying amount of the restated items affected the issued financial statements for the transition period ended May 31, 2005. As a result, the Company restated the financial statements for the five month period ended May 31, 2005.

The effect of the restatement is as follows:

BALANCE SHEET
As of May 31, 2005

	AS PREVIOUSLY REPORTED	AS RESTATED
NONCURRENT ASSETS	$3,760,563	$3,511,928
TOTAL ASSETS	$17,413,927	$17,165,292
TOTAL CURRENT LIABILITIES	$9,244,754	$11,246,310
MINORITY INTEREST	$1,407,996	$429,939
SHAREHOLDER’S DEFICIT
TOTAL SHAREHOLDERS’ EQUITY	$6,761,177	$5,489,043
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,413,927	$17,165,292

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

We have considered the effectiveness of our disclosure controls and procedures as of December 31, 2003, December 31, 2004 and May 31, 2005 in light of the restatement. We believe our current disclosure controls and procedures are adequate to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities.

Changes in internal control over financial reporting

There was no significant changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

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