Form 10-Q/A
period 2005-08-31
HARTCOURT COMPANIES INC
filed 2006-11-13
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 2

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated files. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the  Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the  Change  Act. Yes [  ] No [X]ྈ

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 193,848,137 as of October 5, 2005.

_________________

    This Amendment No. 2 to the Quarterly Report on Form 10-Q is being filed to include a restatement of the Company’s financial statements for the quarter ended August 31, 2005, revised Management’s Discussion and Analysis of Financial Condition and Results of Operations and to include revised disclosure regarding our internal controls.

    Except as described above, no other changes have been made to the Form 10-Q, as previously amended.
_________________

Hartcourt Companies, Inc

Restatement of Financial Statements and
Amended Form 10-Q for the quarter ended August 31, 2005

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2003, the Company determined that a certain transaction and presentation in the financial statements had not been accounted for properly in the Company's financial statements.

During the year ended December 31, 2003, the Company, through Hartcourt Capital Inc., a subsidiary, acquired four Chinese companies located and operated in China.

The Company has restated its financial statements based on the subsequent appraisal of the fair value of the four companies at each acquisition date.

Kabani & Company Inc., Certified Public Accountants, has audited the consolidated financial statements for the year ended December 31, 2003, after the above-mentioned restatements, and expressed their opinion "the financial statements referred to above present fairly, in all material respects, the financial position of the Hartcourt Companies, Inc. as of December 31, 2003, in conformity with accounting principals generally accepted in the United States of America."

Accordingly, on August 9, 2006, we filed an amendment to our Form 10-KSB for the year ended December 31, 2003 with United States Securities and Exchange Commission to reflect the changes.   (See Form 10-KSB/A, filed August 9, 2006).

The changes required corresponding adjustments to the financial statements for the year ended December 31, 2004, the transitional period ended May 31, 2005 and subsequently filed reports on Form 10-Q. As a result, on October 10, 2006 we amended (a) our annual report on Form 10-KSB for the twelve months ended December 31, 2004 (See Form 10-KSB/A-3) and (b) our annual report on Form 10-K for the five month transitional period ended May 31, 2005 (see Form 10-K/A) and, today we are amending our quarterly reports on Form 10-Q for the three months ended August 31, 2005, the three and six months ended November 30, 2005, and the three and nine months ended February 28, 2006. We have included these adjustments in our Form 10-K for the year ended May 31, 2006, filed previously on September 15, 2006.

/s/ Yungeng Hu
Chief Financial Officer & President

TABLE OF CONTENTS

	PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Consolidated Balance Sheets - Restated	1
	Unaudited Consolidated Statements of Operations	3
	Unaudited Consolidated Statements of Cash Flows	4
	Notes to Unaudited Consolidated Financial Statements - Restated	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4.	Controls and Procedures	20
	PART II: OTHER INFORMATION
Item 6.	Exhibits	21
	Signatures	21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited) - RESTATED
August 31, 2005

ASSET

CURRENT ASSETS
Cash and cash equivalents	$1,136,464
Restricted Cash	308,650
Accounts receivable, net	2,853,652
Inventories, net	4,342,870
Notes receivable, net	123,461
Advances to suppliers	882,508
Prepaid expenses and other assets	1,860,230
Due from related party	333,473

TOTAL CURRENT ASSETS	11,841,308

PROPERTY & EQUIPMENT - NET	252,991

INVESTMENTS	61,730

INTANGIBLE ASSET
Goodwill	2,990,475

TOTAL ASSETS	$15,146,504

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$555,570
Loan from employees	1,043,654
Accounts payable	930,907
Advance from customers	3,386,060
Accrued expenses and other current liabilities	2,617,379
Due to shareholders	260,807
Due to related party	104,910

TOTAL CURRENT LIABILITIES	8,899,287

MINORITY INTERESTS	$598,453

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
August 31, 2005 (Unaudited) - RESTATED
(-Continued-)

COMMITMENTS & CONTINGENCIES	$-

SHAREHOLDERS' EQUITY
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, issued and cancelled	-
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-

Common stock:
$0.001 par value, 239,999,000 authorized, 193,848,137 and 193,738,462 common shares
issued and outstanding as of August 31 and May 31, 2005	193,849
Additional paid in capital	70,314,188
Treasury stock, at cost, 48,728 shares	(48,728)
Other comprehensive income	32,335
Accumulated deficit	(64,842,880)

TOTAL SHAREHOLDERS' EQUITY	5,648,764

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,146,504

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Periods Ended August 31,
	2005	2004
Net sales	$10,768,764	$18,853,877
Cost of sales	10,395,922	18,282,760

Gross profit	372,842	571,117

Operating expenses:
Selling, general and administrative	469,601	568,408
Depreciation and amortization	18,692	14,687
Total operating expenses	488,293	583,095

Losses from continuing operations before other income/(expenses)	(115,451)	(11,978)

Other income/(expense):
Interest expense	(38,856)	(45,032)
Interest income	30,736	44,628
Other	353,383	68,176
Total other income	345,263	67,772

Income from continuing operations	229,812	55,794

Less: Minority Interest	168,514	190,475

Income (loss) before discontinued operations	61,298	(134,681)

Discontinued operations:
Gain from discontinued operations	-	271,379
Gain on disposal of discontinued operations	-	(2,968,687)

Income/(losses) before tax	61,298	(2,831,989)

Taxation	29,764	15,978

NET INCOME/(LOSSES)	$31,534	$(2,847,967)

BASIC AND DILUTED EARNINGS/(LOSSES) PER COMMON SHARE:

Earnings/(losses) from continuing operations	$0.000	$(0.000)
Earnings/(losses) from discontinued operations	0.000	(0.002)
Earnings/(losses) per share	$0.000	$(0.002)

- Basic and fully diluted (weighted average)	191,674,122	179,095,703

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Month Periods Ended August 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(losses)	$31,534	$(2,847,967)

Adjustments to reconcile net income/(losses) to net cash used in operating activities:
Gain on disposal of property and equipment	(311,495)	-
Loss on sale of affiliate	-	2,968,688
Depreciation	18,692	14,687
Unrealized investment gain	-	(271,379)
Minority interest	168,514	190,475
Stock issued for services and compensations	10,875	92,713
Changes in operating assets and liabilities:
Accounts receivable	(77,089)	325,008
Advances to suppliers	722,873	(193,469)
Inventories	(611,476)	(283,184)
Prepaid expenses and other receivables	207,907	119,929
Accounts payable	(201,742)	(55,203)
Accrued expenses and other current liabilities	(826,509)	(145,297)
Advances from customers	(49,411)	82,138

NET CASH USED IN OPERATING ACTIVITIES	(917,327)	(2,861)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(14,603)	(10,867)
Proceeds on disposal of property and equipment	520,814	-
Cash paid for investments	-	(60,412)
Proceeds on notes receivable, net	362,845	14,553

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$869,056	$(56,726)

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

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 AND 2004

NOTE 1. GENERAL

The Hartcourt Companies, Inc. ("Hartcourt" or the "Company"), was incorporated in Utah in 1983.  We are a distributor of internationally well known brand named IT hardware products and related services in the People’s Republic of China. In early 2006, however, we announced our intention to diversify our business by expanding into the vocational/technical training market in China.

As of August 31, 2005, the Company owned 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of August 31, 2005, the Company owned 51% equity interest in Shanghai Huaqing Corporation Development Ltd. Huaqing is located in Shanghai, China. As the Chinese laws may prohibit foreign companies directly involved in the distribution industry, Hartcourt, through its employees as nominees, holds the equity of Huaqing.

As of August 31, 2005, Hartcourt Capital Inc. owned 90% equity interest in Control Tech Electronics (Shanghai) Co., Ltd. Control Tech is located in Shanghai, China.

As of August 31, 2005, Hartcourt Capital Inc. owned 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. Hartcourt Hi-Tech Investment (Shanghai) Inc. through its employees as nominees, owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China.

As of August 31,2005, AI-Asia, Inc., the third holding company, owned 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China (“AI”), located in Shanghai, China.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the transition period ended May 31, 2005 were filed on September 13, 2005 and were amended and filed on October 10, 2006 with the Securities and Exchange Commission and are, hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006, as amended.

The accounting policies followed by us are set forth in Note A to our financial statements as stated in our report on Form 10-K for the transition period ended May 31, 2005, as filed on September 13, 2005 and the Form 10-K/A filed on October 10, 2006 and incorporated in this Form 10-Q by reference.

Principles of Consolidation

Our financial statements for the three months ended August 31, 2005 are consolidated to include the accounts of The Hartcourt Companies Inc., our wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc and Ai-Asia Information Technology Inc, and our 90% directly owned subsidiary Control Tech Electronics (Shanghai) Co., Ltd. Our consolidated financial statements also include indirectly, 100% owned subsidiary, Shanghai Jiumeng Information Service Co., Ltd. and 51% indirectly owned Shanghai HuaQing Corporate Development Co., Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

Due to the Chinese government’s restrictions of direct foreign investment in Chinese-owned sales and distribution companies, through Shanghai Jiumeng Information Service Co., Ltd., we own 51% of the equity of Shanghai Huaqing, our main operating subsidiary for the Samsung distribution business. Shanghai Jiumeng is previously 90% owned by Mr. Kang Bin, our financial controller, and 10% owned by Ms. Ni Ting Ting, the employees of the Company, now it is 100% owned by Mr. Victor Zhou, the Chief Executive Officer of the Company, all of whom are People's Republic of China, or PRC, citizens. Mr. Zhou now serves as our nominee. We have engaged a PRC law firm to study the latest effective regulations and the steps we could take to apply for the relevant business license in view of the relaxed foreign equity ownership rules in the wholesale sector in regard to our Samsung distribution business.

NOTE 3. EARNINGS (LOSSES) PER SHARE

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

NOTE 4 EQUITY TRANSACTIONS DURING THE PERIOD

On August 15, 2005, we issued 109,675 shares of our common stock valued at $10,875 to all of our independent directors in lieu of cash compensation, which approximately equaled the fair market value of the stock at issue date.

Stock Option Plan

In April 1995, the Company adopted a stock option plan (the “Plan”) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company, the Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10-year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. All options granted at not less than fair value at the date of grant and have terms of 10 years. The stock option plan adopted in year 1995 expired in August 2005 pursuant to its terms.

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

The following table summarizes the activity of stock options:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Shares under option at May 31, 2005	27,600,000	0.14
Granted	1,000,000	0.09
Exercised	-	-
Expired	-	-
Canceled	-	-
Shares under option at August 31, 2005	28,600,000	0.14

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

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement

b.	The date that adoption is required

c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

NOTE 6. GOING CONCERN - RESTATED

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $64,842,880 as of August 31, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

NOTE 8. DUE FROM RELATED PARTY

Due from a related party as of August 31, 2005 amounting $333,473 represents amount due from Huaqing (51% owned subsidiary)’s minority shareholder pursuant to business transactions in the ordinary course. The receivable from a related party is unsecured, interest free and repayable on demand.

NOTE 9. RELATED PARTY TRANSACTIONS

During the quarter ended August 31, 2005, Hartcourt issued 109,875 shares of our common stock valued at $10,875 to its independent directors in lieu of cash compensation, which approximately equal to the fair market value of the stock at issue date.

NOTE 10. INTANGIBLES - RESTATED

Goodwill resulting from the acquisition amounted to as of August 31, 2005:

Goodwill arising from acquisition of Huaqing	$1,911,466
Goodwill arising from acquisition of Control Tech	1,079,009
Goodwill	$2,990,475

Note 11. DUE TO RELATED PARTY

The amount due to a related party as of August 31, 2005 amounting to $104,910 represents amount due to Control Tech’s (90% owned subsidiary) minority shareholder pursuant to business transactions in the ordinary course. Payable to a related party is unsecured, interest free and with no fixed term of repayment.

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

NOTE 13. MINORITY INTEREST - RESTATED

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

d)          Legal Proceedings

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

 NOTE 17. CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

NOTE 18. SUBSEQUENT EVENT

Control Tech Electronics (Shanghai) Co., Ltd

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

Employment agreement

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

On May 31, 2006, the Board of Directors of the Company appointed Mr. Victor Zhou to be the acting Chief Executive Officer, effective on June 1, 2006. Mr. Victor Zhou’s employment agreement was signed on June 1, 2006. The compensation includes a monthly salary of $8,333. In addition, Mr. Victor Zhou was granted 10,000,000 stock options with excise price of $0.04. The stock option vesting schedule is as following:

•	6,000,000 stock options with three installments of 2,000,000 options each vested upon each successful new business acquisition of the Company.

•	2,000,000 stock options vested upon each full profitable year.

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

•	7,500,000 stock options vested pro rata over 2 years of the employment contract period.
•	2,000,000 stock options vested upon each successful new business acquisition of the Company.
•	1,500,000 stock options vested upon each full profitable year.

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

•	7,500,000 stock options vested pro rata over 2 years of the employment contract period.
•	2,000,000 stock options vested upon each successful new business acquisition of the Company.
•	1,500,000 stock options vested upon each full profitable year

Common Stock Issued for Stock Options

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

NOTE 19. RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2003, the Company determined that a certain transaction and presentation in the financial statements had not been accounted for properly in the Company's financial statements.

During the year ended December 31, 2003, the Company acquired four (4) Chinese companies located and operated in China. The Company has restated its financial statements based on the fair value of the (4) companies at the acquisition date. Thus, the adjusted carrying amount of the restated items affected the subsequently issued financial statements. As a result, the Company restated the financial statements for the quarter ended August 31, 2005.

The effect of the restatement is as follows:

BALANCE SHEET
As of August 31, 2005

	AS PREVIOUSLY REPORTED	AS RESTATED
TOTAL ASSETS	$15,395,139	$15,146,504
TOTAL CURRENT LIABILITIES	$6,897,731	$8,899,287
MINORITY INTEREST	$1,576,510	$598,453
TOTAL SHAREHOLDERS’ EQUITY	$6,920,898	$5,648,764
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$15,395,139	$15,146,504

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” "anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors Affecting Future Results” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “Hartcourt” refer to The Hartcourt Companies, Inc. and its subsidiaries.

Overview

We are a distributor of internationally well known brand named IT hardware products and related software and services. The main products are Samsung branded notebooks and monitors. Almost all of our revenue for the last two fiscal years and since the transition period ended May 31, 2005 was attributed to distribution revenues from sales of Samsung products in China. Our Samsung distribution business began in March 2003, through the acquisition of a Chinese company named Huaqin Shanghai, who was the distributor of Samsung monitors in the Eastern part of China. In August 2004, Huaqin Shanghai obtained additional distribution rights from Samsung for its notebook product line in the same geographic area. In February 2005, we acquired major assets from a Chinese company named Beijing Control Tech, who was the distributor of ClearOne audio products and Radvision video conference products and services in China. Control Tech’s agreement with Radvision terminated on April 1, 2005. We have ceased distribution of Radvision Products during the current quarter, pending settlement discussions with Radvision to resolve the distributorship dispute.

Most international and domestic manufacturers of IT products in China rely on distributors, such as Hartcourt, to augment their sales and marketing operations. As a stocking, marketing, and financial intermediary, the distributor relieves manufacturers of a portion of the costs and personnel associated with stocking and selling their products (including otherwise sizable investments in finished goods inventories, accounts receivables and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers to a broad range of customers the convenience of accessing from a single source with multiple products and rapid or scheduled deliveries, as well as other value-added services such as after-sales service. The growth of the IT distribution industry in China has been fostered by many manufacturers that recognize that distributors are essential extensions of their marketing organizations. Most of our customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers.

Our sales organization is divided into two product lines: the monitor group and the notebook group. Zhou Jing Jing, our Vice President of Operations, who joined Hartcourt during the first quarter of fiscal 2006, is responsible for our sales organization. We have a centralized online Enterprise Resources Planning (ERP) system to support the daily operations, connecting order taking, inventory management, distribution, credit, accounting and other related functions.

We have authorized distribution rights with respect to Samsung monitors, notebooks and certain digital products covering the consumer and commercial product distribution channels in Shanghai, a metropolitan city with a population of 20 million people. The authorized distribution agreement signed between Huaqing Shanghai, a 51% owned subsidiary, and Samsung has a one-year term and is renewed on an annual basis. In exchange for this authorized distribution right, as well as purchase price protection and reimbursed advertising and promotion expenses from Samsung, we are required to achieve quarterly purchase targets set by Samsung and perform sales promotion and advertising activities under Samsung's direction, in addition to meeting other Samsung operational requirements. Almost all of our revenues for the quarter ended August 31, 2005 were comprised of Samsung products, of which monitors accounted for 77% of revenue and notebooks accounted for 20% of revenue. Approximately 99% of our revenue was derived from Sansung monitor sales in fiscal 2004.

Excluding the Zhejiang Samsung market which we no longer service as June 1, 2005, our Samsung sales in Shanghai grew 25% compared to a year ago same period.

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

We sell Samsung monitors, notebooks and digital devices to large regional retail stores and to second tier distributors who then resell to smaller retail stores. To promote Samsung's upscale product image, we also manage several Samsung image stores in Shanghai, selling a full range of Samsung consumer electronic products in Shanghai's downtown shopping districts in partnership with Samsung. For the Samsung products for which we have authorized distribution rights, we provide product warranty services to retail consumers on behalf of Samsung. In addition, we provide and charge for after-sales repair, maintenance and service. Our top customers for the quarter ended August 31, 2005 were Guowei, a major retailer and a distributor in Shanghai, which accounted for approximately 25% of our revenue; Aiwei, a second tier distributor, which accounted for approximately 9% of our revenue; Hongtou Sanbao, a mega consumer electronic chain store, which accounted for approximately 7% of our revenue; and, Zhanqi, a distributor, which accounted for approximately 6% of our revenue. During the quarter ended August 31, 2005 no other customer or distributor made up more than approximately 5% of our total sales. In fiscal 2004, Hangzhou Huaqin, a distributor in Zhejiang province, accounted for 30% of our revenue, Wenzhou Huaqin, another Zhejiang distributor, accounted for 10% of our revenue, while Chenqin, a Shanghai distributor, accounted for approximately 8% of our revenue and Ninbo KaiKai, a Zhejiang distributor, accounted for approximately 6% of the revenue. No other customers or distributors accounted for more than approximately 5% of our revenue for the quarter ended August 31, 2005.

We source our products from Samsung. As of August 31, 2005, approximately 88% of our Samsung inventory consisted of monitors and approximately 11% consisted of notebooks. It is the current practice of Samsung to protect its distributors, such as the Company, against the potential write-down of such inventories due to technological changes or Samsung’s price reductions. Under the terms of the distributor agreement, and assuming the distributor complies with certain conditions, Samsung is required to credit us for inventory losses incurred through reductions in manufacturers’ list prices of the items.  Because most of our business is on an as-needed basis and varies slightly, we have no customer orders extending more than a week into the future.

We added audio/video equipment distribution business in March 2005, after acquiring major assets from Control Tech, a Chinese distribution company. This portion of our business accounts for approximately 3% of revenue for the quarter ended August 31, 2005. Our distribution agreement with Radvision was terminated on April 1, 2005. Sales of Radvision products ceased during the quarter while other audio product sales continued. Control Tech is trying to amicably resolve the disputes with Radvision.

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

The following table sets forth the condensed consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	Three Months Ended
	August 31,	August 31,
	2005	2004
Net revenue	100.00%	100.00%
Cost of revenue	96.54	96.97
Gross margin	3.46	3.03
Operating expenses:
Sales and marketing	0.47	0.59
General and administrative	4.06	2.50
Total operating expenses	4.53	3.09
Interest income	-0.08	-0.002
Other expense, net	-3.28	-0.36
Income before income taxes	0.57	-15.02
Provision for income taxes	0.28	0.08
Net income	0.29%	-15.11%

Quarter Ended August 31, 2005 Compared to Quarter Ended August 31, 2004.

Net Revenue

We recorded net sales of US$10,768,764 for the three months ended August 31, 2005, compared to US$18,853,877 for the same period in 2004, excluding discontinued operations. Lower sales are due to our exit of the Zhejiang province market on the Samsung product as a result of Samsung distribution channel re-arrangement. Our sales during the three months ended August 31, 2005 represented revenues derived from sale of Samsung products in Shanghai and sales of multimedia products in China. 97% of our total revenue came from sales of Samsung products in Shanghai and the remaining products from multimedia products in China. Compared to a year ago, for the three-month period ended August 31, 2004, 99% of our sales were derived from Samsung products.

We obtained authorized distribution rights with respect to Samsung notebook computers beginning in August 2004. We acquired our multi-media products business in February 2005 and the financial results from this product line were consolidated in our financial statements beginning March 1, 2005.

Cost of Revenue and Gross Margin

Cost of Goods Sold amounted to $10,395,922 for the three months ended August 31, 2005, compared to $18,282,760 for the same period in 2004, excluding discontinued operations. Cost of sales for the three months ended August 31, 2005 represented the cost of Samsung products and multimedia products. Cost of sales for the three months ended August 31, 2004 represented the costs of Samsung products.

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

As shown in our accompanying financial statements, we had a net income of $31,534 for the three months ended August 31, 2005 as compared to a net loss of $2,847,967 for the same period in 2004, caused by one-time losses from discontinued operation. Our current assets exceeded our current liabilities by $2,942,021 as of August 31, 2005.

As of August 31, 2005, we had working capital of US$2,942,021. In addition to our working capital on hand, we intend to obtain needed capital through a combination of bank loans and sale of our equity securities. However, there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities. If we are unable to raise the necessary additional working capital, our operations and financial condition may be adversely affected.

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

Contractual Obligations

During the quarter ended August 31, 2005, we did not have any contractual obligation other than the facility leases described in Note 14(b) of financial statements.

Off-Balance Sheet Arrangements

During the quarter ended August 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Critical Accounting Policies and Estimates

For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K/A for the 5-month transition period ended May 31, 2005. There have been no changes in our critical accounting policies since May 31, 2005.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective as of the quarter ended August 31, 2005.

We have considered the effectiveness of our disclosure controls and procedures as of December 31, 2003, December 31, 2004, May 31, 2005 and August 31, 2005 in light of the restatement. We believe our current disclosure controls and procedures are adequate to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities.

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

The Hartcourt Companies, Inc. Registrant
Date: November 13, 2006	By: /s/ Victor Zhou
Victor Zhou
Chief Executive Officer

Date: November 13, 2006	By: /s/ Yungeng Hu
Yungeng Hu
Chief Financial Officer and President

Exhibit Index

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer