Form 10-Q/A
period 2005-11-30
HARTCOURT COMPANIES INC
filed 2006-11-13
CIK 949427

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the  Change  Act. Yes [  ] No [X]

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 193,975,237 as of December 5, 2005.

_________________

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed to include a restatement of the Company’s financial statements for the quarter ended November 30, 2005, revised Management’s Discussion and Analysis of Financial Condition and Results of Operations and to include revised disclosure regarding our internal controls.

Except as described above, no other changes have been made to the Form 10-Q.

_________________

Hartcourt Companies, Inc

Restatement of Financial Statements and
Amended Form 10-Q for the quarter ended November 30, 2005

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

The changes required corresponding adjustments to the financial statements for the year ended December 31, 2004, the transitional period ended May 31, 2005 and subsequently filed reports on Form 10-Q. As a result, on October 10, 2006 we amended (a) our annual report on Form 10-KSB for the twelve months ended December 31, 2004 (See Form 10-KSB/A-3) and (b) our annual report on Form 10-K for the five month transitional period ended May 31, 2005 (see Form 10-K/A) and, today we are amending our quarterly reports on Form 10-Q for the three months ended August 31, 2005, the three and six months ended November 30, 2005 and the three and nine months ended February 28, 2006. We have included these adjustments in our Form 10-K for the year ended May 31, 2006, filed previously on September 15, 2006.

/s/ Yungeng Hu
Chief Financial Officer & President

TABLE OF CONTENTS

	PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Consolidated Balance Sheets - Restated	1
	Unaudited Consolidated Statements of Operations	3
	Unaudited Consolidated Statements of Cash Flows	4
	Notes to Unaudited Consolidated Financial Statements - Restated	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4.	Controls and Procedures	26

	PART II: OTHER INFORMATION
Item 6.	Exhibits	27
	Signatures	27

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED) - RESTATED
November 30, 2005

ASSET

CURRENT ASSETS
Cash and cash equivalents	$892,158
Restricted Cash	1,212,931
Accounts receivable, net	2,952,946
Inventories, net	3,465,105
Notes receivable, net	123,769
Advances to suppliers	1,159,675
Prepaid expenses and other assets	2,236,786
Due from related party	371,356

TOTAL CURRENT ASSETS	12,414,726

PROPERTY & EQUIPMENT - NET	233,137

INVESTMENTS	61,884

INTANGIBLE ASSET
Goodwill	2,990,475

TOTAL ASSETS	$15,700,222

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans	$1,460,468
Loan from employees	1,015,321
Accounts payable	1,047,217
Advance from customers	2,040,757
Accrued expenses and other current liabilities	3,166,655
Due to related party	838
Due to shareholders	229,936

TOTAL CURRENT LIABILITIES	8,961,192

MINORITY INTERESTS	957,863
COMMITMENTS & CONTINGENCIES	$-

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED) - RESTATED
November 30, 2005

(-Continued-)
SHAREHOLDERS' EQUITY
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, issued and cancelled	$-
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-

Common stock:
$0.001 par value, 424,999,000 authorized, 193,975,237 common shares
issued and outstanding as of November 30, 2005	193,975
Additional paid in capital	70,324,437
Treasury stock, at cost, 48,728 shares	(48,728)
Other comprehensive income	49,673
Accumulated deficit	(64,738,190)

TOTAL SHAREHOLDERS' EQUITY	5,781,167

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,700,222

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Periods Ended November 30,		For the Six Month Periods Ended November 30,
	2005	2004	2005	2004
Sales	$11,936,548	$19,945,688	$22,705,312	$38,799,565
Cost of sales	11,105,879	19,170,118	21,501,801	37,452,878

Gross profit	830,669	775,570	1,203,511	1,346,687

Operating expenses:
Selling, general and administrative	307,238	702,662	776,839	1,271,070
Depreciation and amortization	20,441	14,053	39,133	28,740
Total operating expenses	327,679	716,715	815,972	1,299,810

Gain from continuing operations before other income/(expenses)	502,990	58,855	387,539	46,877

Other income/(expense):
Interest expense	(51,356)	(6,499)	(90,212)	(51,531)
Interest income	42,706	43,651	73,442	88,279
Other	148,247	128,838	501,630	197,016
Total other income	139,597	165,990	484,860	233,764

Income from continuing operations	642,587	224,845	872,399	280,641

Less: Minority Interest	359,410	262,341	527,924	452,816

Income (loss) before discontinued operations	283,177	(37,496)	344,475	(172,175)

Discontinued operations:
Gain from discontinued operations	-	47,283	-	318,660
Loss on disposal of discontinued operations	-	-	-	(2,968,687)

Income/(losses) before tax	283,177	9,787	344,475	(2,822,202)

Taxation	178,487	-	208,251	15,978

NET INCOME/(LOSSES)	$104,690	$9,787	$136,224	$(2,838,180)

BASIC AND DILUTED EARNINGS/(LOSSES) PER COMMON SHARE:

Earnings/(losses) from continuing operations	$0.001	$0.000	$0.000	$(0.001)
Earnings/(losses) from discontinued operations	0.000	0.002	0.000	(0.015)
Earnings/(losses) per share	$0.001	$0.002	$0.000	$(0.016)

Basic (weighted average) number of shares	193,931,939	173,605,219	193,844,261	176,361,006
Diluted (weighted average) number of shares	210,828,012	202,615,458	216,830,516	176,361,006

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Month Periods Ended November 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(losses)	$136,224	$(2,838,180)

Adjustments to reconcile net income/(losses) to net cash used in operating activities:
Gain on disposal of property and equipment	(312,279)	5,243
Gain on disposal of continuing operations	-	(318,662)
Gain on waive off debts	(39,133)	-
Depreciation	39,133	28,740
Loss on sale of affiliate	-	2,968,688
Provision on receivables	6,028	-
Minority interest	527,924	452,816
Stock issued for services and compensations	21,250	92,713
Changes in operating assets and liabilities:
Accounts receivable	(173,996)	1,635,164
Advances to suppliers	448,147	602,812
Inventories	274,952	(697,018)
Prepaid expenses and other receivables	(169,126)	(1,445,397)
Accounts payable	(86,657)	(79,572)
Accrued expenses and other current liabilities	(279,884)	53,943
Advances from customers	(1,394,791)	(1,047,106)

NET CASH USED IN OPERATING ACTIVITIES	(994,199)	(585,816)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(14,667)	(13,468)
Proceeds on disposal of property and equipment	522,116	-
Cash paid for investments	-	(184,776)
Proceeds on notes receivable, net	362,834	3,964,445

NET CASH PROVIDED BY INVESTING ACTIVITIES	$870,283	$3,766,201

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(-Continued-)

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

As of November 30, 2005, the Company owned 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of November 30, 2005, the Company owned 51% equity interest in Shanghai Huaqing Corporation Development Ltd. Huaqing is located in Shanghai, China. As the Chinese laws may prohibit foreign companies directly involved in the distribution industry, Hartcourt, through its employees as nominees, holds the equity of Huaqing.

As of November 30, 2005, Hartcourt Capital Inc. owned 90% equity interest in Control Tech Electronics (Shanghai) Co., Ltd. Control Tech is located in Shanghai, China.

As of November 30, 2005, Hartcourt Capital Inc. owned 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. Hartcourt Hi-Tech Investment (Shanghai) Inc. through its employees as nominees, owned 100% of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China.

As of November 30, 2005, AI-Asia, Inc., the third holding company, owned 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China (“AI”), located in Shanghai, China.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the transition period ended May 31, 2005 were filed with the Securities and Exchange Commission on September 13, 2005 and the Form 10-K/A was filed on October 10, 2006 and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006.

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

Due to the Chinese government’s restrictions of direct foreign investment in Chinese-owned sales and distribution companies, through Shanghai Jiumeng Information Service Co., Ltd., we own 51% of the equity of Shanghai Huaqing, our main operating subsidiary for the Samsung distribution business. Shanghai Jiumeng is now 100% owned by Mr. Victor Zhou, the Chief Executive Officer of the Company, who is People's Republic of China, or PRC, citizens. Mr. Zhou serves as our nominee. We have engaged a PRC law firm to study the latest effective regulations and the steps we could take to apply for the relevant business license in view of the relaxed foreign equity ownership rules in the wholesale sector in regard to our Samsung distribution business.

Note 3. Earnings per Share

	Three Months Ended November 30, 2005	Three Months Ended November 30, 2004

Net income	$104,690	$9,787
Effects of dilutive securities	-	-

Weighted average shares outstanding	193,931,939	173,605,219

Basic and dilutive earnings per share	$0.000	$0.002

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three and six month periods ended November 30, 2005, as follows ($ in thousands, except per share amounts) :

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

Note 6. Going concern -RESTATED

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $64,738,190 as of November 30, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

Note 7. Notes receivable

Notes receivables as of November 30, 2005 are summarized as follows:

Notes receivable from Beijing Challenge Group, non-interest bearing, 2 installment payments, secured by one shareholder of Beijing Challenge Group	$243,769
Less: provisions	(120,000)
Notes receivables, net	123,769
Summary of notes receivable:
Current portion	123,769
Non-current portion	-
Total	$123,769

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

Note 11. Due to related party

The amount due to a related party as of November 30, 2005 amounting $838 represents amount due to Control Tech’s (90% owned subsidiary) minority shareholder pursuant to business transactions in the ordinary course. Payable to a related party is unsecured, interest free and with no fixed term of repayment.

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

Note 13. Minority Interest -RESTATED

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

The future minimum annual lease payments required under the operating leases are as follows:

Year Ending May 31	Payments
2006	$51,199
2007	54,984
2008	15,838
2009	43,704

Total future lease payments	$165,725

c)	Other Obligations

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

During the year ended December 31, 2003, the Company acquired four (4) Chinese companies located and operated in China. The Company has restated its financial statements based on the fair value of the (4) companies at the acquisition date. Thus, the adjusted carrying amount of the restated items affected the subsequently issued financial statements. As a result, the Company restated the financial statements for the quarter ended November 30, 2005.

The effect of the restatement is as follows:

BALANCE SHEET
As of November 30, 2005

	AS PREVIOUSLY	AS
	REPORTED	RESTATED

TOTAL ASSETS	$15,948,857	$15,700,222
TOTAL CURRENT LIABILITIES	$6,959,636	$8,961,192
MINORITY INTEREST	$1,935,920	$957,863
TOTAL SHAREHOLDERS’ EQUITY	$7,053,301	$5,781,167
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$15,948,857	$15,700,222

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

We are a distributor of internationally well known brand named IT hardware products and related software and services. The main products are Samsung branded notebooks and monitors. Almost all of our revenue for the last two fiscal years and since the transition period ended May 31, 2005 was attributed to distribution revenues from sales of Samsung products in China. Our Samsung distribution business began in March 2003, through the acquisition of a Chinese company named Huaqin Shanghai, who was the distributor of Samsung monitors in the Eastern part of China. In August 2004, Huaqin Shanghai obtained additional distribution rights from Samsung for its notebook product line in the same geographic area. In February 2005, we acquired major assets from a Chinese company named Beijing Control Tech, who was the distributor of ClearOne audio products and Radvision video conference products and services in China. Control Tech’s agreement with Radvision terminated on April 1, 2005. We have ceased distribution of Radvision Products during the first quarter of 2006, pending settlement discussions with Radvision to resolve the distributorship dispute.

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

We have authorized distribution rights with respect to Samsung monitors, notebooks and certain digital products covering the consumer and commercial product distribution channels in Shanghai, a metropolitan city with a population of 20 million people. The authorized distribution agreement signed between Huaqing Shanghai, a 51% owned subsidiary, and Samsung has a one-year term and is renewed on an annual basis. In exchange for this authorized distribution right, as well as purchase price protection and reimbursed advertising and promotion expenses from Samsung, we are required to achieve quarterly purchase targets set by Samsung and perform sales promotion and advertising activities under Samsung's direction, in addition to meeting other Samsung operational requirements. Almost all of our sales for the quarter ended November 30, 2005 were comprised of Samsung products, of which monitors accounted for 83% of the revenue and notebooks accounted for 16% of revenue. Approximately 90% of our revenue was derived from Sansung monitor sales and 10% from Samsung notebooks in fiscal 2004.

Excluding the Zhejiang Samsung market which we no longer service as of June 1, 2005, our Samsung sales in Shanghai grew 15% compared to a year ago same period.

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

We sell Samsung monitors, notebooks and digital devices to large regional retail stores and to second tier distributors who then resell to smaller retail stores. To promote Samsung's upscale product image, we also manage several Samsung image stores in Shanghai, selling a full range of Samsung consumer electronic products in Shanghai's downtown shopping districts in partnership with Samsung. For the Samsung products for which we have authorized distribution rights, we provide product warranty services to retail consumers on behalf of Samsung. In addition, we provide and charge for after-sales repair, maintenance and service. Our top customers for the quarter ended November 30, 2005 were Guowei, a major retailer and a distributor in Shanghai, which accounted for approximately 19.3% of our revenue; Aiwei, a second-tier distributor, which accounted for approximately 9.5% of our revenue; Hongtou Sanbao, a mega consumer electronic chain store, which accounted for approximately 5.3% of our revenue; and, Huahai, a distributor, which accounted for approximately 5.3% of our revenue. During the quarter ended November 30, 2005 no other customer or distributor made up more than approximately 5% of our total sales. In fiscal 2004, Hangzhou Huaqin, a distributor in Zhejiang province, accounted for 31% of our revenue, Chenqin, a Shanghai distributor, accounted for approximately 8% of our revenue. No other customers or distributors accounted for more than approximately 5% of our revenue for the quarter ended November 30, 2004.

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

We added audio/video equipment distribution business in March 2005, after acquiring major assets from Control Tech, a Chinese distribution company. Our distribution agreement with Radvision was terminated on April 1, 2005. Sales of Radvision products ceased during the first quarter, 2006. Control Tech is trying to amicably resolve the disputes with Radvision.

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

Three and Six Months Ended November 30, 2005 Compared to Three and Six Months Ended November 30, 2004.

Net Revenue

We recorded net sales of US$11,936,548 for the three months ended November 30, 2005, compared to US$19,945,688 for the same period in 2004, excluding discontinued operations. Lower sales are due to our exit of the Zhejiang province market on the Samsung product as a result of Samsung distribution channel re-arrangement. Excluding the sales to the Zhejiang region in 2004, Samsung product sales in Shanghai grew 15% for the three months ended November 30, 2005 compared to the prior year period. For the six moths ended November 30, 2005, we recorded net sales of US$22,705,312, compared to US$38,799,565 in the prior year period. Excluding the sales to the Zhejiang region, revenue grew 18% compared to the prior year period.

Cost of Revenue and Gross Margin

Cost of Goods Sold amounted to US$11, 105,879 for the three months ended November 30, 2005, compared to US$19,170,118 for the same period in 2004, excluding discontinued operations. Cost of Goods Sold amounted to US$21,501,801 for the six months ended November 30, 2005, compared to US$37,452,878 for the same period in 2004, excluding discontinued operations. Almost all of the cost of sales for the three months and six months ended November 30, 2004 and 2005 represented the cost of Samsung products

Gross margin was US$830,669, or 6.96%, for the three months ended November 30, 2005, compared to US$775,570, or 3.89%, for the same period in 2004. Gross margin was US$1,203,511, or 5.30%, for the six months ended November 30, 2005 compared to US$1,346,687, or 3.47% for the same period in 2004. The improvement in gross margin was due to better product mix and vendor rebates.

Selling, general and administrative expenses: Our selling, general and administrative expenses were US$307,238 for the three months ended November 30, 2005 compared to US$702,662 for the same period in 2004, representing a decrease of US$395,424, or 56%, due to lower advertising and promotion expenses. Selling, general and administrative expenses were US$776,839 for the six month period ended November 30, 2005 compared to US$1,271,070 for the same period in 2004, representing a decrease of US$494,231, or 41%, due to lower advertising and promotion expenses.

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

Interest income: Interest income was US$42,706 and US$43,651, respectively, for the three months ended November 30, 2005 and 2004. The decrease was due to lower third party borrowing incurred in this quarter. Interest income was US$73,442 and US$88,279, respectively, for the six months ended November 30, 2005 and 2004. The decrease was due to lower third party borrowing in 2005.

Interest expenses: Interest expenses were US$51,356 and $6,499, respectively, for the three months November 30, 2005 and 2004. The increase of US$44,857 or 690%, was primarily due to the increase of short-term borrowing. For the six months ended November 30, 2005 and 2004, interest expenses were US$90,212 and US$51,531, respectively. The increase of US$38,681 was due to increase of short term borrowing.

Other revenue: Other revenue for the three months ended November 30, 2005 mainly represented income from disposal of properties owned by Huaqing of US$124,490, and other income of $23,757. Apart from the income derived during the three months ended November 30, 2005, the other revenue for the six months ended November 30, 2005 also included the gain from disposal of property owned by Huaqing of $311,495 and the after-sales services income of $42,088.

Income from Continuing Operations: Income from continuing operations for the three months ended November 30, 2005 was US$642,587, compared to US$224,845 a year ago, primarily as the result of lower operating expenses. For the six months period ended November 30, 2005 and 2004, income from continuing operation was US$387,539 and US$46,877, respectively. The increase was mainly due to lower operating expenses in the quarter ended November 30, 2005.

Minority interest: Minority interest represented the profit shared by the minority shareholders of Huaqing (49%) and Control Tech (10%) for the three month and six month periods ended November 30, 2005. For the three month and six month periods ended November 30, 2004, minority interest represented the profit shared by the minority shareholders of Huaqing (49%) only.

Income tax: We made provision for PRC income taxes of US$178,487 and US$208,251, respectively, for the three months and six month ended November 30, 2005. This provision for taxes relates to the estimated amount of taxes that would be imposed by tax authorities in the PRC. None of our income is subject to U.S. taxes.

Liquidity and Capital Resources:

Our principal capital requirements during the quarter ended on November 30, 2005 have been primarily funded by Chinese short term bank loans.

As shown in our accompanying financial statements, we had a net income of US$104,690 for the three months ended November 30, 2005 as compared to US$9,787 for the same period in 2004 due to higher gross margin and various rebates from the vendor. Our current assets exceeded our current liabilities by US$3,453,534 as of November 30, 2005.

As of November 30, 2005, we had working capital of US$3,453,534. In addition to our working capital on hand, we intend to obtain needed capital through a combination of bank loans and sale of our equity securities. However, there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities. If we are unable to raise the necessary additional working capital, our operations and financial condition may be adversely affected.

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

Contractual Obligations

During the quarter ended November 30, 2005, we did not have any contractual obligation other than the facility leases described in Note 14(b) of financial statements.

Off-Balance Sheet Arrangements

During the quarter ended November 30, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Critical Accounting Policies and Estimates

For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the 5-month transition period ended May 31, 2005 and our Form 10-K/A filed on October 10, 2006.. There have been no changes in our critical accounting policies since November 30, 2005.

Voting Results of Annual Shareholders’ Meeting on Nov 23, 2005

Hartcourt reconvened its shareholder meeting on Nov 23, 2005. A total of 104,810,254 shares were voted, among which, 1) 99.49% of shares were cast in favor of proposal 1: to amend the Articles of Incorporation of the Company to increase the authorized number of shares of common stock by 185,000,000 shares and to eliminate the 1,000 authorized shares of Preferred Stock; 2) 99.99% of shares were cast in favor of proposal 2: to amend the Bylaws of the Company to set the term of office for directors to 2 years; 3) 99.94% of shares were cast in favor of proposal 3: to elect five members of the Board of Directors; 4) 99.99% of shares were cast in favor of proposal 4: to ratify the appointment of Kabani & Company, Inc., as the Company’s independent public accountants for the fiscal year ending May 31, 2006; and 5) 99.65% of shares were cast in favor of proposal 5: to approve the adoption of the 2005 Stock Option Plan.

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

We have considered the effectiveness of our disclosure controls and procedures as of December 31, 2003, December 31, 2004, May 31, 2005, August 31, 2005 and November 30, 2005 in light of the restatement. We believe our current disclosure controls and procedures are adequate to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities.

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
Yungeng Hu
Chief Financial Officer& President

Exhibit Index

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer