Form 10-Q/A
period 2006-02-28
HARTCOURT COMPANIES INC
filed 2006-11-13
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 2)

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

_________________

This Amendment No.2 to the Quarterly Report on Form 10-Q is being filed to include a restatement of the Company’s financial statements for the quarter ended February 28, 2006, revised Management’s Discussion and Analysis of Financial Condition and Results of Operations and to include revised disclosure regarding our internal controls.

Except as described above, no other changes have been made to the Form 10-Q.

_________________

Hartcourt Companies, Inc

Restatement of Financial Statements and
Amended Form 10-Q for the quarter ended February 28, 2006

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2003, the Company determined that a certain transaction and presentation in the financial statements had not been accounted for properly in the Company's financial statements.

During the year ended December 31, 2003, the Company, through Hartcourt Capital, Inc., a subsidiary, acquired four (4) Chinese companies located and operated in China.

The Company has restated its financial statements based on the subsequent appraisal of the fair value of the four (4) companies at each acquisition date.

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

/s/ Yungeng Hu
Chief Financial Officer & President

TABLE OF CONTENTS

	PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheet - Restated	1
	Unaudited Consolidated Statements of Operations	3
	Unaudited Consolidated Statements of Cash Flows	4
	Notes to Unaudited Consolidated Financial Statements - Restated	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4.	Controls and Procedures	19

	PART II: OTHER INFORMATION
Item 6.	Exhibits	19
	Signatures	20
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited) - RESTATED
February 28, 2006

ASSET

CURRENT ASSETS
Cash and cash equivalents	$804,895
Accounts receivable, net	2,931,116
Inventories, net	3,372,754
Advances to suppliers	3,011
Prepaid expenses and other assets	1,951,208
Due from related party	149,358

TOTAL CURRENT ASSETS	9,212,342

PROPERTY & EQUIPMENT - NET	223,999

INVESTMENTS	62,178

INTANGIBLE ASSET - NET	1,911,466

TOTAL ASSETS	$11,409,985

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Loan from employees	$1,339,972
Accounts payable	80,430
Advances from customers	1,316,609
Accrued expenses and other current liabilities	3,163,023
Due to shareholders	229,936

TOTAL CURRENT LIABILITIES	6,129,970

MINORITY INTERESTS	$952,011

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
February 28, 2006 (Unaudited) - RESTATED
(-Continued-)

COMMITMENTS & CONTINGENCIES	$-

SHAREHOLDERS' EQUITY

Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, issued and cancelled	-
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-

Common stock:
$0.001 par value, 424,999,000 authorized, 194,081,957 common shares
issued and outstanding	194,082
Additional paid in capital	70,334,014
Treasury stock, at cost, 48,728 shares	(48,728)
Other comprehensive income	87,280
Accumulated deficit	(66,238,644)

TOTAL SHAREHOLDERS' EQUITY	4,328,004

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,409,985

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Periods Ended February 28,		For the Nine Month Periods Ended February 28,
	2006	2005	2006	2005
Sales	$9,427,749	$13,103,965	$32,133,061	$51,903,530
Cost of sales	9,194,641	12,120,909	30,696,442	49,573,787

Gross profit	233,108	983,056	1,436,619	2,329,743

Operating expenses
Selling, general and administrative	235,474	1,420,294	1,012,313	2,691,364
Impairment on goodwill	1,079,009	-	1,079,009	-
Provision on inventory/receivable	496,216	4,083,876	496,216	4,083,876
Depreciation and amortization	16,853	18,298	55,986	47,038
Total operating expenses	1,827,552	5,522,468	2,643,524	6,822,278

Gain (loss) from continuing operations before other income/(expenses)	(1,594,444)	(4,539,412)	(1,206,905(	(4,492,535)

Other income (expenses)
Interest expense	(56,724)	(159,170)	(146,936)	(210,701)
Interest income	2,174	76,649	75,616	164,928
Other	142,897	(501,771)	650,555	(124,164)
Total other income (expenses)	88,347	(584,292)	579,235	(169,937)

Income (loss) from continuing operations	(1,506,097)	(5,123,704)	(627,670)	(4,662,472)

Less: Minority Interest	(5,852	(285,215)	522,072	167,601

Income (loss) before discontinued operations	(1,500,245)	(4,838,489)	(1,149,742)	(4,830,073)

Discontinued operations
Loss from discontinued operations	-	(504,700)	-	(2,936,243)
Provision for assets pending for sales	-	(7,137,339)	(6,028)	(7,297,255)
Gain (loss) on disposal of discontinued operations	-	53,119	-	(186,040)

Income/(loss) before tax	(1,500,245)	(12,427,409)	(1,155,770)	(15,249,611)

Provision for income tax	209	-	208,460	15,978

NET INCOME/(LOSS)	$(1,500,454)	$(12,427,409)	$(1,364,230)	$(15,265,589)

- Weighted average basic shares outstanding	194,044,012	172,427,684	193,910,113	175,064,306

Loss from continuing operations	$(0.008)	$(0.028)	$(0.006)	$(0.027)
Loss from discontinued operations	(0.000)	(0.044)	(0.001)	(0.060)
Loss per share	$(0.008)	$(0.072)	$(0.007)	$(0.087)

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Month Periods Ended February 28,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,364,230)	$(15,265,589)

Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)/loss on disposal of property and equipment	(312,279)	4,980
Unrealized investment loss	-	186,038
Gain on waive off debts	(30,871)	-
Depreciation and amortization	56,747	47,038
Impairments	1,575,225	4,307,693
Loss on sale of affiliate	-	9,989,008
Minority interest	522,072	167,601
Stock issued for services and compensations	30,934	157,509
Changes in operating assets and liabilities:
Accounts receivable	(212,604)	1,888,705
Advances to suppliers	1,604,811	95,596
Inventories	(128,913)	(548,308)
Prepaid expenses and other receivables	116,452	(45,392)
Accounts payable	(1,053,444)	457,814
Accrued expenses and other current liabilities	(277,488)	52,285
Trade deposit	(2,118,939)	(2,842,913)

NET CASH USED IN OPERATING ACTIVITIES	(1,592,527)	(1,347,936)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(23,395)	(13,217)
Proceeds on disposal of property and equipment	522,116	12,082
Cash paid for investments	-	(60,412)
Cash acquired in acquisitions	-	59,670
Proceeds on notes receivable, net	486,603	5,499,881

NET CASH PROVIDED BY INVESTING ACTIVITIES	985,324	45,498,00

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from (payments to) related parties-net	(17,030)	139,170
Proceeds (payments) on notes payable-net	-	(4,596,544)
Proceeds /(repayment) on loans and lines of credit-net	8,785	(84,647)

NET CASH USED IN FINANCING ACTIVITIES	(8,245)	(4,542,021)

EFFECT OF EXCHANGE RATE ON CASH	50,429	18,592

NET DECREASE IN CASH AND CASH EQUIVALENTS	(565,019)	(373,361)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,369,914	1,707,367

CASH AND CASH EQUIVALENTS - END OF PERIOD	$804,895	$1,334,006

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

	For the Nine Month Periods Ended February 28,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASHFLOWS

Cash paid for interest	$88,438	$97,586
Cash paid for income taxes, net of refund received	$85,395	$16,326

The accompanying notes form an integral part of the unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - RESTATED
February 28, 2006 AND 2005

NOTE 1       GENERAL

The Hartcourt Companies, Inc. ("Hartcourt" or the "Company"), was incorporated in Utah in 1983.  We are a distributor of internationally well known brand named IT hardware products and related services in the People’s Republic of China. In early 2006, however, we announced our intention to diversify our business by expanding into vocational/technical training market in China.

As of February 28, 2006, the Company owned 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of February 28, 2006, the Company owned 51% equity interest in Shanghai Huaqing Corporation Development Ltd. Huaqing is located in Shanghai, China. As the Chinese laws may prohibit foreign companies directly involved in the distribution industry, Hartcourt, through its employees as nominees, holds the equity of Huaqing.

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

As of February 28, 2006, AI-Asia, Inc., the third holding company, owned 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China (“AI”), located in Shanghai, China.

NOTE 2       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the transition period ended May 31, 2005 were filed on September 13, 2005 with the Securities and Exchange Commission and the Form 10-K/A was filed on October 10, 2006 and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ended May 31, 2006.

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

NOTE 3       EARNINGS/(LOSS) PER SHARE

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

Stock Option Plan

In April 1995, the Company adopted a stock option plan (“the Plan”) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company, the Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10-year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. All options granted at not less than fair value at the date of grant and have terms of 10 years. The stock option plan adopted in year 1995 expired in August 2005 pursuant to its terms.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three months and nine months period ended February 28, 2006 and 2005 as follows ($ in thousands, except per share amounts):

	3 months ended February 28,		9 months ended February 28,
	2006	2005	2006	2005
	(in thousands $)		(in thousands $)
Net income (losses) - as reported	$(1,500)	$(12,427)	$(1,364)	$(15,266)
Stock-Based employee compensation expense included in reported net income, net of tax	-	-	-	-
Total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	-	-	(47)	(307)
Pro forma net profit (loss)	$(1,500)	$(12,427)	$(1,411)	$(15,573)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Rick-free interest rate	-	-	3.4%	3.4%
Expected life of options	-	-	5 years	2 years
Expected volatility	-	-	57.93%	57.93%
Expected dividend yield	-	-	-	-

Warrants

No warrants are outstanding as of February 28, 2006.

NOTE 5        RECENT PRONOUNCEMENTS

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

NOTE 6        GOING CONCERN -RESTATED

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $66,238,644 as of February 28, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to meet its obligations and pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

NOTE 7        DUE FROM RELATED PARTY

As of February 28, 2006, $149,358 was due from Huaqing, a 51% subsidiary. The debt arose from business transactions in the ordinary course of the business. The receivable is unsecured, interest free and payable on demand.

NOTE 8        RELATED PARTY TRANSACTIONS

During the quarter ended February 28, 2006, Hartcourt issued 88,835 shares of common stock valued at $7,875 to all of our independent directors in lieu of cash compensation, which approximately equaled to the fair market value of the stock at issue date.

NOTE 9        INTANGIBLES -RESTATED

Goodwill resulting from the acquisition amounted to as of February 28, 2006:

Goodwill arising from acquisition of Huaqing	$1,911,466
Goodwill arising from acquisition of Control Tech	1,079,009
Goodwill	2,990,475
Provision	(1,079,009)
Goodwill - net	$1,911,466

NOTE 10        DUE TO SHAREHOLDERS

Due to Enlight (a)	$150,000
Due to Chateau D'orly (a)	79,936
Total	$229,936

(a)
The Company signed stock purchase agreements with Enlight Corporation Ltd. ("Enlight") and Chateau D'orly Ltd. ("Chateau") to raise working capital for its operation in the years 2002 and 2003. There is $150,000 of dispute between Hartcourt and Englight with respect to the agreement. The stock purchase contract with Chateau is not fully executed and there is $79,936 outstanding.

NOTE 11        MINORITY INTEREST -RESTATED

The amount represents the minority shareholders' interest in Huaqing, a 51% subsidiary, and Control Tech, a 90% subsidiary.

NOTE 12        OTHER REVENUE

Other revenue mainly consists of net revenue derived from warranty services and other after-sales services of $136,287 and $254,061 for the quarter ended February 28, 2006 and February 28, 2005, respectively. Apart from the warranty services income, other revenue for the nine months ended February 28, 2006 included the gain of disposal of property and equipment of $312,279.

NOTE 13        COMMITMENTS AND CONTINGENCIES

A)	Employment Agreements

The current senior management consists of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The Company’s executive employment agreements stipulate that senior executives, CEO and CFO of the Company, can be terminated without causes upon written notice of 90 days or less.

B)	Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through October 2007. The non-cancelable operating lease agreements agrees the Company to pay certain operating expenses applicable to the leased premises according to Chinese Law. Rental expense for the quarter ended February 28, 2006 and 2005 was $25,852 and $30,514, respectively.

 The future minimum annual lease payments required under the operating leases are as follows:

Year Ending May 31	Payments

2006	$25,347
2007	54,984
2008	15,838
2008 after	43,704

Total future lease payments	$139,873

c)	Other Obligations

Huaqing, a 51% owned subsidiary, provides a guarantee to Hangzhou Huaqing Monitoring Technology Co., Ltd. for bank loan of $6,449,275 as of February 28, 2006, of which, $2,536,231 are secured by the inventories of Huaqing. The bank loan will mature on various dates before April 06, 2006.

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

NOTE 14        IMPAIRMENT EXPENSE

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

NOTE 16        CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

NOTE 17        SUBSEQUENT EVENT

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

NOTE 18        RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2003, the Company determined that a certain transaction and presentation in the financial statements had not been accounted for properly in the Company's financial statements.

During the year ended December 31, 2003, the Company acquired four (4) Chinese companies located and operated in China. The Company has restated its financial statements based on the fair value of the (4) companies at the acquisition date. Thus, the adjusted carrying amount of the restated items affected the subsequently issued financial statements. As a result, the Company restated the financial statements for the quarter ended February 28, 2006.

The effect of the restatement is as follows:

BALANCE SHEET
As of February 28, 2006

	AS PREVIOUSLY REPORTED	AS RESTATED
TOTAL ASSETS	$11,658,620	$11,409,985
TOTAL CURRENT LIABILITIES	$4,128,414	$6,129,970
MINORITY INTEREST	$1,930,068	$952,011
TOTAL SHAREHOLDERS’ EQUITY	$5,600,138	$4,328,004
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$11,658,620	$11,409,985

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

Our sales organization is divided into two product lines, the monitor group and the notebook group. Zhou Jing Jing, our Vice President of Operations, who joined Hartcourt during the first quarter of fiscal 2006, is responsible for our sales organization. We have a centralized online Enterprise Resources Planning (ERP) system to support the daily operations, connecting order taking, inventory management, distribution, credit, accounting and other related functions.

We have authorized distribution rights with respect to Samsung monitors, notebooks and certain digital products covering the consumer and commercial product distribution channels in Shanghai, a metropolitan city with a population of 20 million people. The authorized distribution agreement signed between Huaqing Shanghai, a 51% owned subsidiary, and Samsung has a one-year term and is renewed on an annual basis. In exchange for this authorized distribution right, as well as purchase price protection and reimbursed advertising and promotion expenses from Samsung, we are required to achieve quarterly purchase targets set by Samsung and perform sales promotion and advertising activities under Samsung's direction, in addition to meeting other Samsung operational requirements. Almost all of our sales for the quarter ended February 28, 2006 were comprised of Samsung products, of which, monitors accounted for 81% of the revenue and notebooks accounted for 16% of revenue. Approximately 74% of our revenue derived from Sansung monitor sales and 26% from Samsung notebooks in fiscal 2005.

Excluding the Zhejiang Samsung market which we no longer service as of June 1, 2005, our Samsung sales in Shanghai decreased 4.7% compared to a year ago same period.

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

We sell Samsung monitors, notebooks and digital devices to large regional retail stores and to second tier distributors who then resell to smaller retail stores. To promote Samsung's upscale product image, we also manage several Samsung image stores in Shanghai, selling a full range of Samsung consumer electronic products in Shanghai's downtown shopping districts in partnership with Samsung. For the Samsung products for which we have authorized distribution rights, we provide product warranty services to retail consumers on behalf of Samsung. In addition, we provide and charge for after-sales repair, maintenance and service. Our top customers for the quarter ended February 28, 2006 were Aiwei, a second-tier distributor, which accounted for approximately 11.7% of our revenue; Guowei, a major retailer and a distributor in Shanghai, which accounted for approximately 10.7% of our revenue; and Huahai, a distributor which accounted for approximately 6.0% of our revenue. During the quarter ended February 28, 2006 no other customer or distributor made up more than approximately 5% of our total sales. In fiscal 2005, Hangzhou Huaqin, a distributor in Zhejiang province, accounted for 13.5% of our revenue, Chenqin, a Shanghai distributor, accounted for approximately 7.1% of our revenue; and Wenzhou Huaqin, a distribution in Zhejiang province, accounted for 5.6% of our revenue. No other customers or distributors accounted for more than approximately 5% of our revenue for the quarter ended February 28, 2005.

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

We added audio/video equipment distribution business in March 2005, after acquiring major assets from Control Tech, a Chinese distribution company. Our distribution agreement with Radvision was terminated on April 1, 2005. Sales of Radvision products ceased during the first quarter of 2006. Control Tech is trying to amicably resolve the disputes with Radvision. Considering the market price drop, we made a provision on the Control Tech’s inventory in the amount of $496,216 in this quarter. As Control Tech did not generate any revenue in this quarter, we made a full impairment for the goodwill arisen from acquiring of Control Tech of $1,079,009 as of February 28, 2006.

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

Three Months and Nine Months Ended February 28, 2006 Compared to Three Months and Nine Months Ended February 28, 2005.

Net Revenue

We recorded net sales of $9,427,749 for the three months ended February 28, 2006, compared to $13,103,965 for the same period in 2005, excluding the discontinued operations. Lower sales are due to our exit of the Zhejiang province market on the Samsung product as a result of Samsung distribution channel re-arrangement. Excluding the sales in the Zhejiang region in 2005, Samsung product sales in Shanghai decreased by 4.7% for the three months ended February 28, 2006 compared to the prior year period. For the nine moths ended February 28, 2006, we recorded net sales of $32,133,061, compared to $51,903,530 in the prior year period. Excluding the sales to Zhejiang region, revenue decreased 3.8% compared to the prior year period.

Cost of Revenue and Gross Margin

Cost of Goods Sold amounted to $9,194,641 for the three months ended February 28, 2006, compared to $12,120,909 for the comparable period in 2005, excluding discontinued operations. Cost of Goods Sold amounted to $30,696,442 for the nine months ended February 28, 2006, compared to $49,573,787 for the comparable period in 2005, excluding discontinued operations. Almost all of the cost of sales for the three months and nine months ended February 28, 2006 and 2005 represented the cost of Samsung products.

Gross margin was $233,108, or 2.47%, for the three months ended February 28, 2006 compared to $983,056 or 7.50%, for the comparable period in 2005. Gross margin was $1,436,619, or 4.47%, for the nine months ended February 28, 2006 compared to $2,329,743, or 4.49%, for the comparable period in 2005. The decrease in gross margin was due to the consulting service and better product mix for the three months ended February 28, 2005 compared to the comparable period in 2006.

Selling, general and administrative expenses: Our selling, general and administrative expenses were $235,474 for the three months ended February 28, 2006 compared to $1,420,294 for the comparable period in 2005, representing a decrease of $1,184,820, or 83%, due to lower advertising and promotion expenses as well as legal expenses. Selling, general and administrative expenses were $1,012,313 for the nine months period ended February 28, 2006 compared to $2,691,364 for the comparable period in 2005, representing a decrease of $1,679,051 or 63%, due to lower advertising and promotion expenses as well as legal expenses.

Depreciation and amortization expenses: Our depreciation and amortization expenses were $16,853 for the three months ended February 28, 2006 compared to $18,298 for the comparable period in 2005. The decrease was primarily due to the disposal of property and equipment. Depreciation and amortization expenses were $55,986 for the nine months ended February 28, 2006 compared to $47,038 for the comparable period in 2005. The increase was primarily due to the purchase of property and equipment.

Interest income: Interest income was $2,174 and $76,649, respectively, for the three months ended February 28, 2006 and 2005. The decrease was due to lower fixed deposit in the bank as security of bank loans. Interest income was $75,616 and $164,928, respectively, for the nine months ended February 28, 2006 and 2005. The decrease was due to lower fixed deposit in the bank as security of bank loans.

Interest expenses: Interest expenses were $56,724 and $159,170, respectively, for the three months February 28, 2006 and 2005. The decrease of $102,446, or 64%, was primarily due to the decrease of short-term borrowing. For the nine months ended February 28, 2006 and 2005, interest expenses were $146,936 and $210,701, respectively. The decrease of $63,765 was due to a decrease of short term borrowing.

Income from Continuing Operations: Loss from continuing operations for the three months ended February 28, 2006 was $1,594,444, compared to a loss of $4,539,412 in the prior year period, primarily as the result of lower operating expenses and lower impairment or provision costs. For the nine months period ended February 28, 2006 and 2005, loss from continuing operation was $1,206,905 and $4,492,535 respectively. The decrease was mainly due to lower operating expenses and lower impairment or provision costs in the quarter ended February 28, 2006.

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

As shown in our accompanying financial statements, we had a net loss of $1,500,454 for the three months ended February 28, 2006 compared to a net loss of $12,427,409 for the comparable period in 2005 due to lower operating expenses, various rebates from the vendor and the one-time charge of 7,642,039 from discontinued operations. Our current assets exceeded our current liabilities by $3,082,372 as of February 28, 2006.

As of February 28, 2006, we had working capital of $3,082,372. In addition to our working capital on hand, we intend to obtain needed capital through a combination of bank loans and sale of our equity securities. However, there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities. If we are unable to raise the necessary additional working capital, our operations and financial condition may be adversely affected.

Operating activities: During the nine months ended February 28, 2006, net cash used in operating activities increased to $1,592,527, compared to $1,347,937 during the comparable period in 2005. The increase in cash used in operating activities resulted mainly from clearance of other liabilities of Huaqing.

Investing activities: Net cash provided by investing activities during the nine months ended February 28, 2006, was $985,324 compared to $5,498,004 for the comparable period in 2005. The cash provided by investment activities in the nine months ended February 28, 2006 was mostly due to $522,116 proceeds from disposed property and recovery of notes in the amount of $486,603.

Financing activities: Net cash used in financing activities during the nine months ended February 28, 2006 equaled to $8,245 compared to $4,542,021 during the comparable period in 2005. Net cash used in financing activities in the nine months ended February 28, 2006 and 2005 mainly represents the repayment of balance due to related parties.

As a result of the above activities, we experienced a net decrease in cash of $565,020 for the nine months ended February 28, 2006.

Contractual Obligations

As of the three months ended February 28, 2006, we do not have any contractual obligation other than the facility leases described in Note 13 (b) of financial statements.

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

We have considered the effectiveness of our disclosure controls and procedures as of December 31, 2003, December 31, 2004, May 31, 2005, August 31, 2005, November 30, 2005 and February 28, 2006 in light of the restatement. We believe our current disclosure controls and procedures are adequate to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities.

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

The Hartcourt Companies, Inc. Registrant
Date: November 13, 2006	/s/ Victor Zhou
Victor Zhou
Chief Executive Officer

Date: November 13, 2006	/s/ Yungeng Hu
Yungeng Hu
Chief Financial Officer & President

Exhibit Index

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer