Form 10-Q
period 2006-11-30
HARTCOURT COMPANIES INC
filed 2007-01-16
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended November 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 001-12671

The Hartcourt Companies, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

306 Yong Teng Plaza, 1065 Wuzhong Road
Shanghai, China	201103
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Change Act.       Yes ☐  No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 201,287,549 as of December 28, 2006.

TABLE OF CONTENTS

	PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Unaudited Consolidated Balance Sheets	3
	Unaudited Consolidated Statements of Operations	5
	Unaudited Consolidated Statements of Cash Flows	7
	Notes to Unaudited Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

	PART II: OTHER INFORMATION
Item 1	Legal Proceedings	30
Item 2	Unregistered Sale of Equity Securities and Use of Proceeds	30
Item 3	Defaults Upon Senior Securities	30
Item 4	Submission of Matters to a Vote of Security Holders	31
Item 5	Other Information	31
Item 6.	Exhibits	31
	Signatures	32
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

November 30, 2006

ASSET

CURRENT ASSETS
Cash and cash equivalents	$613,862
Certificates of deposit	637,462
Accounts receivable, net	1,426,834
Inventories, net	1,501,868
Advance to suppliers	1,284,193
Assets pending for sale	300,000
Other receivable and prepaid expenses	2,501,083
TOTAL CURRENT ASSETS	8,265,302

PROPERTY & EQUIPMENT - NET	92,296

INVESTMENTS	63,746

INTANGIBLE ASSET
Goodwill	1,911,466

TOTAL ASSETS	$10,332,810

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$854,025
Loan from employees	1,554,310
Advance from customers	663,385
Bank loans	254,985
Bill payable	637,462
Due to directors	62,222
Accrued expenses	2,838,313
Other current liabilities	850,850

TOTAL CURRENT LIABILITIES	7,715,552

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited) (Continued)

November 30, 2006

MINORITY INTERESTS	317,621

SHAREHOLDERS' EQUITY
Preferred Stock:
Class A preferred stock, 10,000,000 shares authorized,
none issued and outstanding	-

Common stock:
$0.001 par value, 424,999,000 authorized
197,578,431 issued, 195,529,703 outstanding	195,530
Shares to be issued	189,872
Additional paid in capital	70,688,091
Treasury stock, at cost, 48,728 shares	(48,728)
Other comprehensive income	138,967
Accumulated deficit	(68,864,095)

TOTAL SHAREHOLDERS' EQUITY	2,299,637

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,332,810

The accompanying notes form an integral part of the consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Month Periods Ended November 30,		For the Six Month Periods Ended November 30,
	2006	2005	2006	2005
Sales, net	$12,016,576	$11,936,548	$24,466,858	$22,705,312
Cost of sales	11,663,337	11,105,879	23,542,771	21,501,801
Gross profit	353,239	830,669	924,087	1,203,511

Operating expenses:
Selling, general and administrative	552,990	307,238	1,015,439	776,839
Provision for bad debts	1,384,685		1,384,685
Depreciation and amortization	10,579	20,441	23,638	39,133
Total operating expenses	1,948,254	327,679	2,423,762	815,972

Income/(loss) from operations before other income/(expenses), minority interest & income tax	(1,595,015)	502,990	(1,499,675)	387,539

Other income/(expense):
Interest expense	(42,355)	(51,356)	(97,470)	(90,212)
Interest income	2,860	42,706	28,897	73,442
Other	(388)	148,247	(751)	501,630
Total other income/(expense)	(39,883)	139,597	(69,324)	484,860

Income/(loss) before minority interest & income tax	(1,634,898)	642,587	(1,568,999)	872,399

Minority Interest	613,995	359,410	421,356	527,924

Income/(loss) before income tax	(1,020,903)	283,177	(1,147,643)	344,475

Income taxation	7,077	178,487	7,077	208,251

NET INCOME/(LOSSES)	(1,027,980)	104,690	(1,154,720)	136,224

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	61,117	17,338	112,592	134,650
COMPREHENSIVE INCOME (LOSS)	(966,863)	122,028	(1,042,128)	270,874

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Continued)

BASIC AND DILUTED EARNINGS/(LOSS)
PER COMMON SHARE:

Earnings/(loss) per share	$(0.005)	$0.001	$(0.005)	$0.000

Basic and diluted weighted average number of shares	195,443,459	193,931,939	195,293,311	193,844,261

Weighted average number of shares for dilutive securities has not been calculated because the effect of dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Month Periods Ended November 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)	$(1,154,720)	$136,224

Adjustments to reconcile net income/(losses) to net cash used in operating activities:
Gain on disposal of property and equipment	-	(312,279)
Gain on disposal of continuing operations	-	-
Gain on waive off debts	-	(39,133)
Depreciation	23,638	39,133
Stock options cost	256,466	-
Provision on receivables	1,384,685	6,028
Minority interest	(421,356)	527,924
Stock issued for services and compensations	29,874	21,250
Changes in operating assets and liabilities:	-
Accounts receivable	(1,107,879)	(173,996)
Advances to suppliers	(570,572)	448,147
Inventories	229,705	274,952
Prepaid expenses and other receivables	(42,609)	(169,126)
Accounts payable	295,884	(86,657)
Accrued expenses and other current liabilities	1,461	(279,884)
Advances from customers	663,385	(1,394,791)

NET CASH USED IN OPERATING ACTIVITIES	(412,038)	(994,199)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(768)	(14,667)
Proceeds on disposal of property and equipment	-	522,116
Proceeds on notes receivable, net	-	362,834

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(768)	$870,283

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	189,872	-
Proceeds from (payments to) related parties-net	12,353	(298,628)
Proceeds /(repayment) on loans and lines of credit-net	312,572	(68,327)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	514,797	(366,955)

EFFECT OF EXCHANGE RATE ON CASH	111,199	13,115

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	213,190	(477,756)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	400,672	1,369,914

CASH AND CASH EQUIVALENTS - END OF PERIOD	613,862	892,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Cash paid for interest	$6,693	$22,603
Cash paid for income taxes, net of refund received	$-	$85,395

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006 AND 2005

NOTE 1                GENERAL

The Hartcourt Companies, Inc. ("Hartcourt" or the "Company"), was incorporated in Utah in 1983.  We are a distributor of internationally well known brand named IT hardware products and related services in the People’s Republic of China. In August 2006, we announced our intention to expand our business to include providing vocational/training and education service in the People’s Republic of China. See “Note 23, Subsequent events.”

As of November 30, 2006, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of November 30, 2006, the Company owns a 51% equity interest in Shanghai Huaqing Corporation Development Ltd. Huaqing is located in Shanghai, China. As the Chinese laws may prohibit foreign companies directly involved in the distribution industry, Hartcourt, through its employees as nominees, holds the equity interest in Huaqing.

In September 2006, the Company has entered into a definitive sales & purchase agreement to sell its interest in Control Tech, which is expected to close not later than February 28, 2007.

As of November 30, 2006, Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. Hartcourt Hi-Tech Investment (Shanghai) Inc., through its employees as nominees, owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China.

As of November 30, 2006, AI-Asia, Inc., the third holding company, owns 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China (“AI”), located in Shanghai, China.

NOTE 2   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the fiscal year ended May 31, 2006 were filed on September 15, 2006 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ended May 31, 2007.

The accounting policies followed by us are set forth in Notes to our consolidated financial statements as stated in our report on Form 10-K for the fiscal year ended May 31, 2006, as filed on September 15, 2006 and incorporated into this Form 10-Q by reference.

Principles of Consolidation

Our financial statements for the three months ended November 30, 2006 are consolidated to include the accounts of The Hartcourt Companies Inc., our wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc. and Ai-Asia Information Technology Inc. Our consolidated financial statements also include indirectly, our 100% owned subsidiary, Shanghai Jiumeng Information Service Co., Ltd. And our 51% indirectly owned Shanghai HuaQing Corporate Development Co., Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Minority interest

The amount represents the minority shareholders' interest in Huaqing, a 51% subsidiary of the Company.

NOTE 3   EARNINGS/(LOSS) PER SHARE

	Three Months Ended November 30, 2006	Three Months Ended November 30, 2005

Net income	$(1,027,980)	$104,690
Effects of dilutive securities	-	-

Weighted average shares outstanding	195,443,459	193,931,939

Basic and dilutive earnings/(loss) per share	$(0.005)	$0.001

As of November 30, 2006, we had 34,600,000 options outstanding, each exercisable for one share of our common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects.

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

On October 1, 2006, we issued 253,168 shares of our common stock valued at $14,000 in lieu of cash payment for director service compensation, which were approximately equal to the fair market value of the stock at the issuance date.

Stock Option Plan

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on June 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of June 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after June 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, we accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized $155,093 and $256,466 in share-based compensation expense for the three months and six months period ended November 30, 2006 respectively. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was ($0.001) per share. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

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

In April 1995, the Company adopted a stock option plan (the “April 1995 Plan”) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, employees, consultants, legal counsel, and other positions of significance to the Company, the April 1995 Plan provided for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The April 1995 Plan, was administered by the Board of Directors and provided for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options were generally exercisable over a 10-year period from the date of grant. Each option lapsed 90 days after the optionee terminated his continuous activity with the Company, except that if such continuous activity with the Company terminates by reason of death, such option of the deceased optionee was exercisable within one year after the death of such optionee. Options granted under the Plan were restricted as to sale or transfer. All options were granted at not less than fair value at the date of grant and had terms of 10 years. The April 1995 Plan expired in March 2005 pursuant to its terms. As of November 30, 2006, 300,000 options remained outstanding under the April 1995 Plan.

In 2005, The Board of directors adopted a new stock option plan (the “2005 Plan”) to replace the April 1995 Plan in order to attract and retain qualified persons for positions of substantial responsibility as officers, directors, employees, consultants, legal counsel, and other positions of significance to the Company. The 2005 Plan provides for the grant of stock options and stock appreciation rights, and the issuance of restricted stock, stock units, bonus stock, dividend equivalents, other stock-related awards and performance awards that may be settled in cash, stock, or other property. The total number of shares of our common stock that may be subject to awards under the 2005 Plan is equal to 35,000,000 shares, plus (i) the number of shares with respect to which awards previously granted under the 2005 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (ii) with respect to awards granted under the 2005 Plan, the number of shares which are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award and (iii) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2005 Plan. Unless earlier terminated by our Board of Directors, the 2005 Plan will terminate on the earlier of (1) ten years after the later of (x) its adoption by our Board of Directors, and (y) the approval of an increase in the number of shares reserved under the 2005 plan by our Board of Directors (contingent upon such increase being approved by our shareholders) and (2) such time as no shares of our common stock remain available for issuance under the 2005 Plan and we have no further rights or obligations with respect to outstanding awards under the 2005 plan. Options granted under the 2005 Plan are restricted as to sale or transfer.

The 2005 stock option plan was approved on November 23, 2005 during the annual shareholders meeting.

On July 4, 2006, the Company granted Billy Wang, Chairman of the Board, an option to purchase 5,000,000 shares of our common stock at excise price of $0.04. The option will vest on Sept 28, 2007 and are exercisable within five years time after vesting. On December 6, 2006, the Board of Directors realized that the exercise price of $0.04 was incorrect and, based on the fair market value of the Company’s stock on the date of grant, the exercise price should have been $0.05. The option has been amended to reflect the new exercise price.

On May 31, 2006, the Board of Directors of the Company appointed Mr. Victor Zhou to be the acting Chief Executive Officer, effective on June 1, 2006. Mr. Victor Zhou’s employment agreement was signed on June 1, 2006. The compensation includes a monthly salary of $8,333. In addition, Mr. Victor Zhou was granted an option to purchase 10,000,000 shares of our common stock with excise price of $0.04. The stock option vesting schedule is as following:

•	Option to purchase 6,000,000 shares of our common stock to be vested with three installments of 2,000,000 each upon each successful new business acquisition of the Company; and
•	Option to purchase 2,000,000 shares of our common stock to be vested upon each full profitable year.

During the three months period ended Aug 31, 2006 when Mr. Victor Zhou serving as the acting Chief Executive Officer, none of the above options was vested.

On June 1, 2006, the Company granted Yungeng Hu, CFO & President of the Company, an option to purchase total 11,000,000 shares of our common stock at excise price of $0.04 according to the following vesting schedule and based on our employee compensation plan.

•	7,500,000 stock options vest pro rata over the two years of the employment contract period in equal installments of every six months.
•	2,000,000 stock options vest upon each successful new business acquisition of the Company.
•	1,500,000 stock options vest upon each full profitable year
 On August 23, 2006, the Company granted Geoffrey Wei and Wilson Li, independent directors of the Company each an option to purchase 1,000,000 shares of our common stock at excise price of $0.05. The option will vest on August 23, 2007 and is exercisable within five years time after vesting.

On September 1, 2006, the Board of Directors made Victor Zhou the permanent CEO of the Company, and in connection of this decision granted to Mr. Zhou options to purchase a total of 11,000,000 shares of our common stock at excise price of $0.05 according to the following vesting schedule and based on our employee compensation plan. These options replace the options that were granted on June 1, 2006, which compensated Mr. Zhou for his serves as Acting Chief Executive Officer.

•	7,500,000 stock options vested pro rata over 2 years of the employment contract period.
•	2,000,000 stock options vested upon each successful new business acquisition of the Company.
•	1,500,000 stock options vested upon each full profitable year.

The stock option granted to ex-CEO Carrie Hartwick to purchase total 15,000,000 shares of our common stock was terminated 90 days after her departure on June 1, 2006 from the company. The stock option granted to ex-Vice President Zhou Jing Jing to purchase 1,000,000 shares of our common stock was terminated 90 days after his departure on June 9, 2006 from the Company.

The following table summarizes the activity of stock options:

	Number of Shares	Weighted Average Excerise Price	Aggregate Intrinsic Value
Shares under option at May 31, 2006	24,600,000	$0.127	$0
Granted	18,000,000	0.041
Exercised
Expired	3,000,000	0.300
Canceled	16,000,000	0.091
Shares under option at August 31, 2006	23,600,000	0.064	$340,000
Granted	11,000,000	0.05
Exercised	-	-
Expired	-	-
Canceled	-	-
Shares under option at November 30, 2006	34,600,000	$0.060	$690,000

Following is a summary of the status of options outstanding at November 30, 2006:

Range of	Total	Weighted	Total	Options	Weighted
Exercise	Options	Average	Weighted	Exercisable	Average
Prices	Outstanding	Remaining	Average		Exercise
		Life (Years)	Exercise Price		Price
$0.04	3,500,000	N.A	$0.04	-	$0.04
$0.04 - $0.05	14,500,000	6.16	$0.04	-	$0.04
$0.09	5,300,000	4.57	$0.09	5,300,000	$0.09
$1.00	300,000	1.79	$1.00	300,000	$1.00
$0.05	11,000,000	5	$0.05	4,375,000	$0.07

During the three months ended November 30, 2006, a total of 4,375,000 options vested, but not exercised.

The assumptions used in calculating the fair value of options granted during the three months ended November 30, 2006 using the Black-Scholes option- pricing model are as follows:

Risk-free interest rate	4.92%
Expected life of the options	5.00 years after vesting
Expected volatility	57.93%
Expected dividend yield	0

Warrants

There are no warrants outstanding as of November 30, 2006.

NOTE 5   RECENT PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued SFAS 156 "Accounting for Servicing of Financial Assets". This Statement amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

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

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. Management is currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

NOTE 6   GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $68,864,095 as of November 30, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments, 2) disposal of unprofitable or unfavorable return-on-investment operations, and 3) focus on creating shareholder value by seeking higher margin business, initially in the Chinese vocational training marketplace. The Company plans to continue actively seeking additional funding and to restructure the acquired subsidiaries to increase profits and minimize the liabilities.

NOTE 7  ACCOUNTS RECEIVABLE

Accounts receivable as of November 30, 2006 consisted of the following:

Amount
Accounts receivable	$2,764,518
Less: allowance for doubtful accounts	(1,337,684)
Total	$1,426,834

NOTE 8  INVENTORIES

Inventories as of November 30, 2006 consisted of the following:

Amount
Monitors	$1,001,604
Laptops	57,031
Others	447,628
Less: provisions for obsolete inventories	(4,395)

Net	$1,501,868

NOTE 9  ADVANCES TO SUPPLIERS

The Company made prepayments to Samsung to purchase inventory as required by Samsung. This amount represents the advances paid by Huaqing, a 51% owned subsidiary to Samsung of $1,284,193 at August 31, 2006.

NOTE 10             ASSETS PENDING FOR SALE

This represents assets of Control Technology as of November 30, 2006, amounting $300,000. In September 2006, the Company has entered into a definitive sales & purchase agreement to sell its interest in Control Tech, which is expected to close not later than February 28, 2007.

NOTE 11  OTHER RECEIVABLES AND PREPAID EXPENSES

Other current assets as of November 30, 2006 are summarized as follows:

Amount
Other receivables	$2,622,133
Prepaid expenses	6,442
Provision	(127,492)
Total	$2,501,083

NOTE 12  PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of November 30, 2006 are summarized as follows:

Amount
Office equipment and computers	$54,176
Vehicle	219,765
273,941
Less: accumulated depreciation	-181,645

Property and equipment, net	$92,296

NOTE 13   INTANGIBLE ASSETS

Goodwill resulted from the acquisition of Huaqing in year 2003.

The Company, via its wholly owned subsidiary (Hartcourt Capital, Inc.) entered into two conditional sales and purchase agreements to acquire 45% and 6% equity interest of Hauqing in February and June 2003 respectively. The consideration for the acquisition was solely paid by the issuance of 15,960,474 and 1,340,455 restricted shares of common stock of the Company for this acquisition.

NOTE 14  LOAN FROM EMPLOYEES

Huaqing, a 51% owned subsidiary of the Company, issued short-term bonds to its employees to raise additional working capital. The bonds bear interest at a rate of 10% has no maturity date.

NOTE 15  ADVANCE FROM CUSTOMERS

The Company received $633,385 as advances from customers for the purchase of computer equipment and peripherals.

NOTE 16  SHORT TERM BANK LOAN

Short term bank loan as of November 30, 2006 are summarized as follows:

Subsidiaries Name	Amount	Interest rate (Per annum)	Due Date	Secured by
Huaqing	$ 254,985	7.02%	July 11, 2007	China National Investment & Guaranty Co., Ltd.

The amount of interest expense for the three and six months ended November 31, 2006 was 4,475 and 8,950 respectively.

NOTE 17  NOTES PAYABLE

The amount of $637,462 in notes payable is a promissory note issued by a subsidiary of Huaqing and secured by the fixed deposit of Huaqing. The notes bear interest at a monthly rate of 0.3% and the maturity dates of the notes are from January 10, 2007 to January 17, 2007.

NOTE 18  DUE TO DIRECTORS

The amount due to directors as of November 30, 2006 represents director fee due to the Company’s director.

NOTE 19  ACCRUED EXPENSES

Accrued expenses as of November 30, 2006 are summarized as follows:

Amount
Accrued directors’ compensations	$47,375
Accrued interest	281,897
Accrued professional fees	31,250
Accrued employees compensations	213,590
Accrued tax payable	2,261,201
Total	$2,835,313

NOTE 20              RELATED PARTY TRANSACTION

During the quarter ended November 30, 2006, Hartcourt issued 253,168 shares of common stock valued at $14,000 to its directors in lieu of cash compensation for services rendered, which approximately equaled the fair market value of the stock on the issuance date.

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

On May 31, 2006, the Board of Directors of the Company appointed Mr. Victor Zhou to be the acting Chief Executive Officer, effective on June 1, 2006. The compensation includes a monthly salary of $8,333 ($100,000 annually). In addition, Mr. Victor Zhou was granted an option to purchase 10,000,000 shares of our common stock with excise price of $0.04. The stock option vesting schedule was as following:

•	Option to purchase 6,000,000 shares of our common stock to be vested in three installments of 2,000,000 each upon each successful new business acquisition of the Company; and
•	Option to purchase 2,000,000 shares of our common stock to be vested upon each full profitable year.

During the three months period ended August 31, 2006 when Mr. Victor Zhou serving as the acting Chief Executive Officer, none of the above options vested.

On September 1, 2006, the Board of Directors of the Company promoted Mr. Victor Zhou to be the Chief Executive Officer. The compensation includes an annual base salary of $100,000, payable in equal monthly installment of US$8,333 cash. In addition, Mr. Victor Zhou was granted an option to purchase 11,000,000 shares of our common stock with excise price of $0.05 according to the following vesting schedule and subject to the number of shares conserved by the option being subsequently approved by shareholders. These options replace the options that were granted on June 1, 2006.

•	Option to purchase 7,500,000 shares of our common stock to be vested pro rata over two years of the employment contract period in equal installments of every six months; and
•	Option to purchase 2,000,000 shares of our common stock to be vested upon each successful new business acquisition of the Company; and
•	Option to purchase 1,500,000 shares of our common stock to be vested upon each full profitable year.

On May 31, 2006, the Board of Directors of the Company appointed Mr. Yungeng Hu to be the President and the Chief Financial Officer, effective on June 1, 2006. The compensation includes an annual base salary of $150,000, payable by equal monthly installments of US$12,500 cash. In addition, Mr. Yungeng Hu was granted an option to purchase 11,000,000 shares of our common stock with excise price of $0.04 according to the following vesting schedule and subject to number of shares conserved by the option being subsequently approved by shareholders.

•	Option to purchase 7,500,000 shares of our common stock to be vested pro rata over 2 years of the employment contract period in equal installments of every six months; and
•	Option to purchase 2,000,000 shares of our common stock to be vested upon each successful new business acquisition of the Company; and
•	Option to purchase 1,500,000 shares of our common stock to be vested upon each full profitable year

B)	Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through August 4, 2007. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the quarter ended November 30, 2006 and 2005 were $28,212 and $25,848, respectively.

The future minimum lease payments for the next six months period ending May 31, 2007 will be $56,500.

NOTE 22  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

NOTE 23  SUBSEQUENT EVENTS

On December 5, 2006, the Compensation Committee increased Mr. Zhou’s annual base salary to $150,000 effective September 1, 2006. The options remain unchanged.

On December 28, 2006, the Company entered into a definitive agreement to acquire a 51% equity interest in Taishun Yucai Senior School in Zhejiang Province China (“Yucai”), a high school education and vocational training service provider in Wenzhou, Zheijiang, the People’s Republic of China. The remaining 49% of the equity interests in Yucai will be held by its current shareholders led by Mr. Shunsheng Dong. Under the terms of the purchase agreement, the purchase price that the Company agreed to pay for the acquisition is $2,000,000 cash and 5,500,000 shares of the Company’s restricted common stock. Pursuant to the purchase agreement, the $2,000,000 cash will be payable in three installments within one year time after closing of the acquisition and the 5,500,000 shares will be payable upon closing of the acquisition. Mr. Dong and his fellows together with Yucai have jointly guaranteed that the Company will receive a minimum of $554,487 (RMB 4,325,000) in terms of profit and management fee each year for the three years following closing (2007-2009), in the event that the net profit is less than the guaranteed amount to the Company, Mr. Dong and his fellows shall make up the discrepancy before December 31 of each year in respect thereof. The Company has guaranteed that the average 3-day closing price of its shares on the days immediately prior to the one year anniversary of the closing date will be not less than $0.50 per share, in the event that the share price is less than $0.50, the Company shall credit additional cash or issue new restricted shares to make it up.

On December 29, 2006, the Company entered into a definitive agreement to purchase 100% of the equity interests in China Princely Education Technology Development Company Limited (“China Princely”), an authorized accrediting organization for China vocational education located in Beijing, the People’s Republic of China. Under the terms of the purchase agreement, the purchase price that the Company agreed to pay to the shareholders of China Princely is $38,462 (RMB300,000) and 5,400,000 shares of the Company’s restricted common stock, which, pursuant to the purchase agreement, will be payable upon closing of the acquisition, plus a $269,230 (RMB2,100,000) of capital injection in China Princely upon closing of the acquisition. Mr. Haisheng Zhou, current shareholder of China Princely, has personally guaranteed that the net profit of China Princely will be not less than $256,000 for the year 2007, while the Company has guaranteed that the average 3-day closing price of its shares on the days immediately prior to the one year anniversary of the closing date will be not less than $0.50 per share. In the event of the share price is less than $0.50, the Company shall credit additional cash or issue new restricted shares to make it up.

Lawsuit:

On September 19, 2006, Hartcourt Hi-Tech Investment (Shanghai) Inc. filed a compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd for returning RMB 1,000,000 which they owed the Company. On December 19, 2006, Beijing Shi Jing Shan District Court entered the Judgment in this case. The court found that Hartcourt Hi-Tech Investment (Shanghai) Inc. has no rights to file the compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd. as the party of the acquisition agreement except designated by Hartcourt Capital, Inc.. The courts issued an order overruling the compliant from Hartcourt Hi-Tech Investment (Shanghai)., Inc. as the plaintiff. The plaintiff can appeal to Beijing No. 1 Intermediate People’s Court if objecting to the rule. The Company is currently preparing the petition to appeal to Beijing No. 1 Intermediate People’s Court.

NOTE 24  RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the quarter ended November 30, 2006 presentation.

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

Overview

Historically, we have been a distributor of internationally well known brand named IT hardware products and related software and services. The main products are Samsung branded notebooks and monitors. Almost all of our revenue for prior fiscal years was attributed to distribution revenues from sales of Samsung products in China.

Our Samsung distribution business began in March 2003, through the acquisition of a Chinese company named Huaqin Shanghai, who was the distributor of Samsung monitors in the Eastern part of China. In August 2004, Huaqin Shanghai obtained additional distribution rights from Samsung for its notebook product line in the same geographic area. In February 2005, we acquired major assets from a Chinese company named Beijing Control Tech, which was the distributor of ClearOne audio products and Radvision video conference products and services in China. Effective January 1, 2006, Control Tech ceased its operations. In September 2006, Hartcourt has signed a definitive Sales & Purchase agreement with Great Focus Holdings Limited to sell its entire equity interests in Control Tech for US$400,000 cash payable by February 28, 2007.

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

We have authorized distribution rights with respect to Samsung monitors, notebooks and certain digital products covering the consumer and commercial product distribution channels in Shanghai, a metropolitan city with a population of 20 million people. The authorized distribution agreement signed between Huaqing Shanghai, a 51% owned subsidiary, and Samsung has a one-year term and is renewable on an annual basis. In exchange for this authorized distribution right, as well as purchase price protection and reimbursed advertising and promotion expenses from Samsung, we are required to achieve quarterly purchase targets set by Samsung and perform sales promotion and advertising activities under Samsung's direction, in addition to meeting other Samsung operational requirements. Almost all of our sales for the quarter ended November 30, 2006 were comprised of Samsung products, of which, monitors accounted for 90% of the revenue and notebooks accounted for 6% of revenue. Our Samsung sales in Shanghai grew slightly compared to the same period a year ago.

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

Although Huaqin Shanghai has been the exclusive distributor for select Samsung IT products in the Shanghai region for the last five years, much of the services we provide can be performed by our competitors. In addition, there is a risk that Samsung may allow our competitors or new entrants to the market to take a portion of our Samsung distributor business, which would have an adverse impact on our business and revenues.

We sell Samsung monitors, notebooks and digital devices to large regional retail stores and to second tier distributors which then resell to smaller retail stores. To promote Samsung's upscale product image, we also manage several Samsung image stores in Shanghai, selling a full range of Samsung consumer electronic products in Shanghai's downtown shopping districts in partnership with Samsung. For the Samsung products for which we have authorized distribution rights, we provide product warranty services to retail consumers on behalf of Samsung. In addition, we provide and charge for after-sales repair, maintenance and service. Our top customers for the quarter ended November 30, 2006 were Guowei, a major retailer and a distributor in Shanghai, which accounted for approximately 17% of our revenue; Aiwei, a second tier distributor, which accounted for approximately 12% of our revenue; Huahui, a major retailer and a distributor in Shanghai, which accounted for approximately 11% of our revenue. No other customers or distributors accounted for more than approximately 5% of our revenue for the quarter ended November 30, 2006.

We source our products from Samsung. As of November 30, 2006, approximately 82% of our Samsung inventory consisted of monitors and approximately 3% consisted of notebooks. It is the current practice of Samsung to protect its distributors, such as the Company, against the potential write-down of such inventories due to technological changes or Samsung's price reductions. Under the terms of the distributor agreement, and assuming the distributor complies with certain conditions, Samsung is required to credit us for inventory losses incurred through reductions in manufacturers' list prices of the items.  Because most of our business is on an as-needed basis and varies slightly, we have no customer orders extending more than a week into the future.

After reviewing Hartcourt's current business condition, its competitive edge, and opportunities in China in May 2006, the new management team submitted to the Board of Directors a two-year business plan. Going forward, the Company plans diversify its business by focusing on the post-secondary education market in China to take advantage of the on-going demand of skilled workers and growing post-secondary age population. The Company has not made any investment in this new business for the quarter ended November 30, 2006. Although the Company has entered into a number of definitive agreements to acquire companies in this new market, these acquisition has not yet closed and it is uncertain when, if ever, these acquisition will have an impact on our financial results.

The following discussion and analysis are based on the historical figures and information and reflect only our IT business. As noted above, the Company plans to add to its traditional IT business by entering the growing Chinese vocational training marketplace. The business transformation from relying solely on the IT industry to include the education industry likely will materially change the Company’s business operations and the accompanying financial results in the future. As a result, any predictions of the future financial trends based on the discussion and analysis below are subject to substantial risks and uncertainties.

Results of Operations

The following table sets forth the consolidated statements of operations and the percentage change for the three months ended November 30, 2006, with the comparable reporting period in the preceding year.

	For the Three Month Periods Ended November 30,
	2006	Percentage change	2005
Sales, net	$12,016,576	0.7%	$11,936,548
Cost of sales	11,663,337	5.0%	11,105,879
Gross profit	353,239	-57.5%	830,669

Operating expenses:
Selling, general and administrative	552,990	80.0%	307,238
Provision on receivables	1,384,685	-
Depreciation and amortization	10,579	-48.2%	20,441
Total operating expenses	1,948,254	494.6%	327,679

Income/(loss) from operations before other income/(expenses), minority interest & income tax	(1,595,015)	-417.1%	502,990

Other income/(expense):
Interest expense	(42,355)	-17.5%	(51,356)
Interest income	2,860	-93.3%	42,706
Other	-388	-100.3%	148,247
Total other income/(expense)	(39,883)	-128.6%	139,597

Income/(loss) before minority interest & income tax	(1,634,898)	-354.4%	642,587

Minority Interest	613,995	-270.8%	359,410

Income/(loss) before income tax	(1,020,903)	-460.5%	283,177

Income taxation	7,077	-96.0%	178,487

The following table sets forth the consolidated statements of operations, expressed as a percentage of net revenue, for the periods indicated:

	For the Three Month Periods Ended November 30,
	2006	2005
Sales, net	100%	100%
Cost of sales	97%	93%
Gross profit	3%	7%

Operating expenses:
Selling, general and administrative	5%	3%
Provision on receivables	12%	0%
Depreciation and amortization	0%	0%
Total operating expenses	16%	3%

Income/(loss) from operations before other income/(expenses), minority interest & income tax	-13%	4%

Other income/(expense):
Interest expense	0%	0%
Interest income	0%	0%
Other	0%	1%
Total other income/(expense)	0%	1%

Income/(loss) before minority interest & income tax	-14%	5%

Minority Interest	-5%	3%

Income/(loss) before income tax	-8%	2%

Income taxation	0%	1%

NET INCOME/(LOSSES)	-9%	1%

Quarter Ended November 30, 2006 Compared to Quarter Ended November 30, 2005.

Net Revenue

Revenue during the three months ended November 30, 2006 and 2005 are derived almost entirely from sale of Samsung products in Shanghai. Net sales was $12,016,576 for the three months ended November 30, 2006, compared to $11,936,548 for the same period in 2005, excluding discontinued operations. For the six moths ended November 30, 2006, net sales were $24,466,858, compared to $22,705,312 for the prior year period, a 7.76% increase.

Cost of Revenue and Gross Margin

Cost of goods sold amounted to $11,663,337 for the three months ended November 30, 2006, compared to $11,105,879 for the same period in 2005, excluding discontinued operations. Cost of goods sold was $23,542,771 for the six months ended November 30, 2005, compared to $21,501,801 for the same period in 2005, excluding discontinued operations. Cost of sales for the aforesaid three and six months ended November 30, 2006 and 2005 represented the cost of Samsung products.

Gross margin was $353,239, or 2.88%, for the three months ended November 30, 2006, compared to $830,669, or 6.96%, for the same period in 2005, a decrease of 57.5%. Gross margin amounted to $924,087, or 3.75%, for the six months ended November 30, 2006, compared to $1,203,511, or 5.30%, for the same period in 2005. The lower gross margin for three and six months period of year 2006 and 2005 ended November 30 were due to the increase in our cost of goods sold.

Selling, general and administrative expenses: Selling, general and administrative expenses were $552,990 for the three months ended November 30, 2006 compared to $307,238 for the same period in 2005, representing an increase of $232,010, or 80.0%. Selling, general and administrative expenses were $1,015,439 for the six months period ended November 30, 2006 compared to $776,839 for the same period in 2005, representing an increase of $224,858, or 30.7%, due to due to recorded stock option expenses and increased advertising and promotion expenses.

Depreciation and amortization expenses: Depreciation and amortization expenses were $10,579 for the three months ended November 30, 2006 compared to $20,441 for the same period in 2005. Depreciation and amortization expenses were $23,638 for the six months ended November 30, 2006 compared to $39,133 for the same period in 2005. The decreases were primarily due to our acquisition of Control Tech in the last fiscal year and which was disposed in the same year.

Interest income: Interest income was $2,860 and $42,706 for the three months ended November 30, 2006 and 2005 respectively. Interest income was $28,897 and $73,442 for the six months ended November 30, 2006 and 2005 respectively. The decrease was due to lower interest income from third party borrowing in the three months and six months period ended November 30, 2006.

Interest expenses: Interest expenses were $42,355 and $51,356 for the three months ended November 30, 2006 and 2005, respectively. For the six months ended November 30, 2006 and 2005, interest expenses were $97,470 and $90,212 respectively. The increase was primarily due to the increase of short-term borrowing.

Operating income (loss): Loss from continuing operations for the three months ended November 30, 2006 was $1,595,015, compared to income of $502,990 a year ago. For the six months period ended November 30, 2006 and 2005, loss from continuing operations was $1,499,675 compared to income of $387,539 for the prior year period. Income declined primarily as the result of stock option expenses recognized for the period ended November 30, 2006, coupled with decreased other income.

Minority interest: Minority interest represented the loss shared by the minority shareholders of Huaqing (49%) only for the three month and six month periods ended November 30, 2006. For the three months and six months periods ended November 30, 2005, minority interest represented the profit shared by the minority shareholders of Huaqing (49%) and Control Tech (10%).

Income tax: We made a provision of $7,077 for PRC income taxes and $178,487 for the three months ended November 30, 2006 and 2005, respectively. For six month period ended November 30 2006 and 2005, the income taxes were $7,077 and $208,251 respectively. These provisions for taxes relates to the estimated amount of taxes that would be imposed by tax authorities in the PRC. None of our income is subject to U.S. taxes.

Liquidity and Capital Resources:

Our principal capital requirements during the quarter ended on November 30, 2006 have been primarily funded by Chinese short term bank loans from Chinese banks.

As shown in our accompanying financial statements, we had a net loss of $1,027,980 for the three months ended November 30, 2006 as compared to a net income of $104,690 for the same period in 2005, caused primarily by stock option expenses recognized in the periods ended November 30, 2006 and one-time income from disposal of properties in the same period of last year. Our current assets exceeded our current liabilities by $549,750 as of November 30, 2006.

As of November 30, 2006, we had working capital of $549,750. In addition to our working capital on hand, we intend to obtain needed capital through a combination of bank loans and sale of our equity securities. However, there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities. If we are unable to raise the necessary additional working capital, our operations and financial condition may be adversely affected.

Operating activities: During the six months ended November 30, 2006, net cash used in operating activities decreased to $412,038, compared to $994,199 during the same period in 2005. The decrease in cash used in operating activities resulted mainly from net loss of $1,154,721, minority interest of $421,356, increase of accounts receivable of $1,107,879, increase of advance to suppliers of $570,572 and increase of other current asset of $42,609, by netting off provision of receivables of $1,384,685, .depreciation of $23,638, stock option cost of $256,466, shares issued for expenses of $29,874, decrease of inventory of $229,705 and increase of liabilities of $960,731.

Investing activities: Net cash used by investing activities during the six months ended November 30, 2006, was $768 compared to cash provided by investing activities of $870,283 for the same period in 2005. The cash provided by investment activities in the same period of last year was mostly due to $522,166 proceeds from disposed property and recovery of notes from disposed subsidiary Challenger in the amount of $362,834.

Financing activities: Net cash provided by financing activities during the six months ended November 30, 2006 equaled to $514,797 compared to $366,955 used in the same period of 2005. Net cash provided by financing activities in six months period ended November 30, 2006 mainly net proceeds from related parties of $12,353, proceeds from stock subscription of $189,872 and proceeds from short term loan and notes payable of $312,572.

Contractual Obligations

During the quarter ended November 30, 2006, we did not have any contractual obligation other than the facility leases described in Note 21(b) of financial statements.

Off-Balance Sheet Arrangements

During the quarter ended November 30, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of November 30, 2006, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.72% to 1.62% per annum. Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year.

Impact of Foreign Currency Rate Changes

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales activities. Since we translate foreign currencies (primarily Chinese Yuans) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because the stability of the exchange rate between Chinese Yuan and US dollar. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of November 30, 2006, we did not engage in foreign currency hedging activities. We believe that a movement of 10% in foreign currency exchange rates would not have a material impact on our operating results.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Hartcourt Hi-Tech Investment (Shanghai) Inc. filed a compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd for returning RMB 1,000,000 which they owed the Company. On December 19, 2006, Beijing Shi Jing Shan District Court entered the Judgment in this case. The court found that Hartcourt Hi-Tech Investment (Shanghai) Inc. has no rights to file the compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd. as the party of the acquisition agreement except designated by Hartcourt Capital, Inc.. The courts issued an order overruling the compliant from Hartcourt Hi-Tech Investment (Shanghai)., Inc. as the plaintiff. The plaintiff can appeal to Beijing No. 1 Intermediate People’s Court if objecting to the rule. The Company is currently preparing the petition to appeal to Beijing No. 1 Intermediate People’s Court.

Item 1A. Risk Factors Affecting Future Results
The risk factors facing the Company have not changed in any material way from those Risk Factors discussed on the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 1, 2006, we issued 253,168 shares of our common stock valued at $14,000 in lieu of cash payment for director service compensation, which were approximately equal to the fair market value of the stock at issue date. The shares were issued in an offshore transaction under Regulation S.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit
Number	Description
10.1	Cooperative Agreement on Taishun Yucai Senior School

10.2	Cooperative Agreement on China Princely Education Technology Development (Beijing) Company Limited

10.3	Agreement for sale and purchase of the entire issued share capital of Besteffort Investments Limited

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HARTCOURT COMPANIES, INC.

Dated: January 16, 2007	By: /s/ VICTOR ZHOU

Victor Zhou
Chief Executive Officer

Dated: January 16, 2007	By: /s/ YUNGENG HU

Yungeng Hu
Chief Financial Officer & President