Form 10-Q
period 2007-02-28
HARTCOURT COMPANIES INC
filed 2007-04-23
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended February 28, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 001-12671

The Hartcourt Companies, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

306 Yong Teng Plaza, 1065 Wuzhong Road
Shanghai, China	201103
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Change Act. Yes ☐No ☒

The number of outstanding shares of the registrant’s Common Stock, as of April 17, 2007: was 201,579,473, $0.001 par value.

TABLE OF CONTENTS

	PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Unaudited Consolidated Balance Sheets As of February 28, 2007 and May 31, 2006	3
	Unaudited Consolidated Statements of Operations For the three-month and nine-month periods ended February 28, 2007 and 2006	4
	Unaudited Consolidated Statements of Cash Flows For the nine-month periods ended February 28, 2007 and 2006	5
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
	PART II: OTHER INFORMATION
Item 1	Legal Proceedings.	25
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3	Defaults Upon Senior Securities	26
Item 4	Submission of Matters to a Vote of Security Holders	26
Item 5	Other Information	26
Item 6.	Exhibits	26
	Signatures	27
EXHIBIT 3.5
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMAITON

Item 1.  Financial Statements

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of February 28, 2007	As of May 31, 2006
ASSET

CURRENT ASSETS
Cash and cash equivalents	$15,458	$123,117
Deposit and prepaid expenses	55,879	193,820
Assets pending for sales	1,828,593	3,315,773
TOTAL CURRENT ASSETS	1,899,930	3,632,710

PROPERTY & EQUIPMENT - NET	30,802	34,564

TOTAL ASSETS	$1,930,732	$3,667,274

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$547,322	$558,141
Due to directors	61,922	49,869
Other payables	374,093	292,325
TOTAL CURRENT LIABILITIES	983,337	900,335

SHAREHOLDERS' EQUITY
Preferred Stock:
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-

Common stock:
$0.001 par value, 424,999,000 authorized, 199,579,473 issued, 199,530,745 outstanding	199,531	194,845
Additional paid in capital	71,090,059	70,402,436
Treasury stock	(48,728)	(48,728)
Other comprehensive loss	(45,651)	(72,240)
Accumulated deficit	(70,247,816)	(67,709,374)

TOTAL SHAREHOLDERS' EQUITY	947,395	2,766,939

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,930,732	$3,667,274

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Month Periods Ended February 28,		For the Nine Month Periods Ended February 28,
	2007	2006	2007	2006
Revenue	$-	$-	$-	$-
Operating expenses:
Selling, general and administrative expenses	327,237	119,348	1,032,602	412,814
Depreciation and amortization	7,957	2,066	19,912	7,957
Total operating expenses	335,194	121,414	1,052,514	420,771

Loss from continuing operations before other income (expenses) and discontinued operations	(335,194)	(121,414)	(1,052,514)	(420,771)

Other income/(expense):
Interest expense	-	-	(168)	-
Interest income	98	2,151	1,421	5,706
Others	-	104,640	-	129,536
Total other income	98	106,791	1,253	135,242

Loss from continuing operations	(335,096)	(14,623)	(1,051,261)	(285,529)

Discontinued operations
Loss from operations of discontiunued entities	(1,048,625)	(1,485,831)	(1,487,180)	(1,078,701)
NET LOSS	(1,383,721)	(1,500,454)	(2,538,441)	(1,364,230)

Other comprehensive income/ (loss)	325	37,607	26,589	172,257

Comprehensive loss	(1,383,396)	(1,462,847)	(2,511,852)	(1,191,973)

BASIC AND DILUTED LOSS PER COMMON SHARE
Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average basic & diluted shares outstanding	199,262,100	194,044,012	196,601,703	175,064,306

Weighted average number of shares for dilutive securities has not been calculated because the effect of dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Month Periods Ended February 28,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from continuing operations	$(1,051,261)	$(285,529)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Loss on disposal of assets	-	6,030
Depreciation	19,912	7,957
Stock options granted for services	383,403	-
Stock issued for services and compensations	56,535	30,934
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(295)	(279,426)
Accounts payable	(10,813)	(272,048)
Accrued expenses and other current liabilities	63,851	(107,096)
Other Current assets	137,385	-

NET CASH USED IN OPERATING ACTIVITIES	(401,283)	(899,178)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(16,383)	(21,574)
Cash included in assets pending for sale	(277,555)	-
Proceeds on notes receivable, net	-	483,793

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(293,938)	$462,219

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	252,372	-
Proceeds from related parties	12,457	284,039
NET CASH PROVIDED BY FINANCING ACTIVITIES	$264,829	$284,039

EFFECT OF EXCHANGE RATE ON CASH	45,178	41,732

NET DECREASE IN CASH AND CASH EQUIVALENTS	(385,214)	(111,188)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	400,672	598,841

CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,458	$487,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Cash paid for interest	$-	$88,438
Cash paid for income taxes, net of refund received	$-	$85,395

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007 AND 2006

NOTE 1  GENERAL

The Hartcourt Companies, Inc. ("Hartcourt" or the "Company"), was incorporated in Utah in 1983.  Previously, the Company was a distributor of internationally well known brand named IT hardware products and related services in the People’s Republic of China. In August 2006, the Company announced the intention to expand the business to include providing vocational/training and education service in the People’s Republic of China.

On February 26, 2007, the Company entered into a definitive agreement to dispose all of its prior IT hardware distribution business. That transaction must be approved by the Company’s stockholders. The Company is in the process of filing the proxy statement to secure such approval with the United States Securities and Exchange Commission and will distribute the proxy statement and seek to obtain the necessary stockholders approval following the effectiveness of such proxy statement.

On December 28, 2006, the Company entered into a definitive agreement to acquire a 51% equity interest in Taishun Yucai Senior School in Zhejiang Province China (“Yucai”), a high school education and vocational training service provider in Wenzhou, Zheijiang, the People’s Republic of China. The remaining 49% of the equity interests in Yucai will be held by its current shareholders led by Mr. Shunsheng Dong. Under the terms of the purchase agreement, the purchase price that the Company agreed to pay for the acquisition is $2,000,000 cash and 5,500,000 shares of the Company’s restricted common stock. Pursuant to the purchase agreement, the $2,000,000 cash will be payable in three installments within one year time after closing of the acquisition and the 5,500,000 shares will be payable upon closing of the acquisition. Mr. Dong and his fellow shareholders together with Yucai have jointly guaranteed that the Company will receive a minimum of $554,487 (RMB 4,325,000) in terms of profit and management fee each year for the three years following closing (2007-2009), in the event that the net profit is less than the guaranteed amount to the Company, Mr. Dong and his fellow shareholders s shall make up the discrepancy before December 31 of each year in respect thereof. The Company has guaranteed that the average 3-day closing price of its shares on the days immediately prior to the one year anniversary of the closing date will be not less than $0.50 per share, in the event that the share price is less than $0.50, the Company shall credit additional cash or issue new restricted shares. The transaction is subject to government approval. We cannot predict whether or when such approval will be obtained.

On December 28, 2006, the Company entered into a definitive agreement to acquire a 51% equity interest in Taishun Yucai Senior School in Zhejiang Province China (“Yucai”), a high school education and vocational training service provider in Wenzhou, Zheijiang, the People’s Republic of China. The remaining 49% of the equity interests in Yucai will be held by its current shareholders led by Mr. Shunsheng Dong. Under the terms of the purchase agreement, the purchase price that the Company agreed to pay for the acquisition is $2,000,000 cash and 5,500,000 shares of the Company’s restricted common stock. Pursuant to the purchase agreement, the $2,000,000 cash will be payable in three installments within one year time after closing of the acquisition and the 5,500,000 shares will be payable upon closing of the acquisition. Mr. Dong and his fellow shareholders together with Yucai have jointly guaranteed that the Company will receive a minimum of $554,487 (RMB 4,325,000) in terms of profit and management fee each year for the three years following closing (2007-2009), in the event that the net profit is less than the guaranteed amount to the Company, Mr. Dong and his fellow shareholders s shall make up the discrepancy before December 31 of each year in respect thereof. The Company has guaranteed that the average 3-day closing price of its shares on the days immediately prior to the one year anniversary of the closing date will be not less than $0.50 per share, in the event that the share price is less than $0.50, the Company shall credit additional cash or issue new restricted shares. The transaction is subject to government approval. We cannot predict whether or when such approval will be obtained.

As of February 28, 2007, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

In September 2006, the Company has entered into a definitive sales and purchase agreement to sell its interest in Control Tech, which is expected to close not later than May 31, 2007. Due to the delay of the Buyer in paying the consideration, the closing date was postponed from the end of February 2007 to May 31, 2007. Upon closing, the Company expect to receive the consideration of US$400,000 in full amount.

As of February 28, 2007, Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. located in Shanghai, China.

As of February 28, 2007 AI-Asia, Inc., the third holding company, owns 100% equity of AI-Asia (Shanghai) Information Technology, Inc of China (“AI”), located in Shanghai, China.

On February 26, 2007, the Company entered into a definitive agreement to sell IT distribution business by June 2007. As of February 28, 2007, the Company has classified the IT distribution business as discontinued operation.

NOTE 2  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The audited consolidated financial statements for the fiscal year ended May 31, 2006 were filed on September 15, 2006 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ended May 31, 2007.

The accounting policies followed by us are set forth in Notes to the Company’s consolidated financial statements as stated in the Company’s report on Form 10-KSB for the fiscal year ended May 31, 2006, as filed on September 15, 2006 and incorporated into this Form 10-Q by reference.

 Principles of Consolidation

The Company’s financial statements for the three months ended February 28, 2007 are consolidated to include the accounts of The Hartcourt Companies Inc., the wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc. and Ai-Asia Information Technology Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3  LOSS PER SHARE

	Three Months Ended February 28, 2007	Three Months Ended February 28, 2006

Net loss	$(1,364,286)	$(1,500,454)
Effects of dilutive securities	-	-

Weighted average shares outstanding	199,262,100	194,044,012

Basic and dilutive loss per share	$(0.01)	$(0.01)

As of February 28, 2007, the Company had 34,600,000 options outstanding, each exercisable for one share of the Company’s common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects.

NOTE 4  EQUITY TRANSACTIONS DURING THE PERIOD

On December 4, 2006, the Company issued 3,709,118 shares of the Company’s common stock for cash in an offshore transaction under Regulation S at $0.068 per share for gross proceeds of $252,372. Proceeds will be used for working capital.

On January 1, 2007, the Company issued 196,450 shares of the Company’s common stock valued at $20,168 for director service compensation, the stock were valued at the average market price for the period for which service were provided.

On January 1, 2007, the Company issued 95,474 shares of the Company’s common stock valued at $6,492 for employee service compensation, the stock were valued at the average market price for the period for which service were provided.

Stock Option Plan

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on June 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of June 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after June 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for the Company’s stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized $126,937 and $383,403 in share-based compensation expense for the three months and nine months period ended February 28, 2007 respectively. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was ($0.001) per share. The fair value of the Company’s stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if the Company had accounted for the Company’s employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

In April 1995, the Company adopted a stock option plan (the “April 1995 Plan”) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, employees, consultants, legal counsel, and other positions of significance to the Company. The April 1995 Plan provided for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The April 1995 Plan was administered by the Board of Directors and provided for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options were generally exercisable over a 10-year period from the date of grant. Each option lapsed 90 days after the optionee terminated his continuous activity with the Company, except that if such continuous activity with the Company terminated by reason of death, such option of the deceased optionee was exercisable within one year after the death of such optionee. Options granted under the April 1995 Plan were restricted as to sale or transfer. All options were granted at not less than fair value at the date of grant and had terms of 10 years. The April 1995 Plan expired in March 2005 pursuant to its terms. As of February 28, 2007, 300,000 options remained outstanding under the April 1995 Plan.

In 2005, The Board of directors adopted a new stock option plan (the “2005 Plan”) to replace the April 1995 Plan in order to attract and retain qualified persons for positions of substantial responsibility as officers, directors, employees, consultants, legal counsel, and other positions of significance to the Company. The 2005 Plan provides for the grant of stock options and stock appreciation rights, and the issuance of restricted stock, stock units, bonus stock, dividend equivalents, other stock-related awards and performance awards that may be settled in cash, stock, or other property. The total number of shares of the Company’s common stock that may be subject to awards under the 2005 Plan is equal to 35,000,000 shares, plus (i) the number of shares with respect to which awards previously granted under the 2005 Plan terminate without the issuance of the shares or where the shares are forfeited or repurchased; (ii) with respect to awards granted under the 2005 Plan, the number of shares which are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award and (iii) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2005 Plan. Unless earlier terminated by the Company’s Board of Directors, the 2005 Plan will terminate on the earlier of (1) ten years after the later of (x) its adoption by the Company’s Board of Directors, and (y) the approval of an increase in the number of shares reserved under the 2005 plan by the Company’s Board of Directors (contingent upon such increase being approved by the Company’s shareholders) and (2) such time as no shares of the Company’s common stock remain available for issuance under the 2005 Plan and the Company have no further rights or obligations with respect to outstanding awards under the 2005 plan. Options granted under the 2005 Plan are restricted as to sale or transfer.

The 2005 stock option plan was approved on November 23, 2005 during the annual shareholders meeting.

On February 24, 2007, the Company hold it shareholders’ meeting at which the shareholders approved an amendment to the 2005 Stock Option Plan to increase the number of shares of common stock reserved and available for the Plan from 35,000,000 to 70,000,000 shares.

On July 4, 2006, the Company granted Billy Wang, Chairman of the Board, an option to purchase 5,000,000 shares of the Company’s common stock at excise price of $0.04. The option will vest on September 28, 2007 and is exercisable within five years time after vesting. On December 6, 2006, the Board of Directors realized that the exercise price of $0.04 was incorrect and, based on the fair market value of the Company’s stock on the date of grant, the exercise price should have been $0.05. The option agreement has been amended to reflect the new exercise price and the option expenses are calculated based on the new exercise price.

Following assumption are used to calculate the fair value of the options granted.

Risk-free interest rate	4.92%
Weighted average expected life of the options	5.00 years
Expected volatility	57.93%
Expected dividend yield	0

On May 31, 2006, the Board of Directors of the Company appointed Mr. Victor Zhou to be the acting Chief Executive Officer, effective on June 1, 2006. Mr. Victor Zhou’s employment agreement was signed on June 1, 2006. The compensation includes a monthly salary of $8,333. In addition, Mr. Victor Zhou was granted an option to purchase 10,000,000 shares of our common stock with excise price of $0.04. The stock option vesting schedule is as following:

-	Option to purchase 6,000,000 shares of our common stock to be vested with three installments of 2,000,000 each upon each successful new business acquisition of the Company; and
-	Option to purchase 2,000,000 shares of our common stock to be vested upon each full profitable year.

On June 1, 2006, the Company granted Yungeng Hu, CFO & President of the Company, an option to purchase total 11,000,000 shares of the Company’s common stock at excise price of $0.04 according to the following vesting schedule and based on the Company’s employee compensation plan.

-	7,500,000 stock options vest pro rata over the two years of the employment contract period in equal installments of every six months.
-	2,000,000 stock options vest upon each successful new business acquisition of the Company.
-	1,500,000 stock options vest upon each full profitable year

Following assumption is used to calculate the fair value of the options granted.

Risk-free interest rate	4.92%
Weighted average expected life of the options	6.25 years
Expected volatility	57.93%
Expected dividend yield	0

On August 23, 2006, the Company granted Geoffrey Wei and Wilson Li, independent directors of the Company each an option to purchase 1,000,000 shares of the Company’s common stock at excise price of $0.05. Each option will vest on August 23, 2007 and is exercisable within five years time after vesting.

Following assumption are used to calculate the fair value of the options granted.

Risk-free interest rate	4.92%
Expected life of the options	6.00 years
Expected volatility	57.93%
Expected dividend yield	0

On September 1, 2006, the Board of Directors made Victor Zhou the permanent CEO of the Company, and in connection of this decision granted to Mr. Zhou options to purchase a total of 11,000,000 shares of the Company’s common stock at excise price of $0.05 according to the following vesting schedule and based on the employee compensation plan. These options replace the options that were granted on May 31, 2006, which compensated Mr. Zhou for his service as Acting Chief Executive Officer. None of the options vested during the term when Mr. Zhou was acting CEO of the Company.

-	7,500,000 stock options vested pro rata over 2 years of the employment contract period.
-	2,000,000 stock options vested upon each successful new business acquisition of the Company.
-	1,500,000 stock options vested upon each full profitable year.

Following assumption are used to calculate the fair value of the options granted.

Risk-free interest rate	4.92%
Weighted average expected life of the options	6.25 years
Expected volatility	57.93%
Expected dividend yield	0

The stock option granted to ex-CEO Carrie Hartwick to purchase total 15,000,000 shares of the Company’s common stock was terminated 90 days after her departure on June 1, 2006 from the Company. The stock option granted to ex-Vice President Zhou Jing Jing to purchase 1,000,000 shares of the Company’s common stock was terminated 90 days after his departure on June 9, 2006 from the Company.

The following table summarizes the activity of stock options:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Shares under option at May 31, 2006	24,600,000	$0.127	$0
Granted	18,000,000	0.041
Exercised
Expired	3,000,000	0.300
Canceled	16,000,000	0.091
Shares under option at August 31, 2006	23,600,000	$0.064	$340,000
Granted	11,000,000	0.05
Exercised	-	-
Expired	-	-
Canceled	-	-
Shares under option at November 30, 2006	34,600,000	$0.060	$690,000
Granted	-	-
Exercised	-	-
Expired	-	-
Canceled	-	-
Shares under option at February 28, 2007	34,600,000	$0.060	$734,980

Following is a summary of the status of options outstanding at February 28, 2007:

		Weighted	Total
	Total	Average	Weighted		Weighted
Range of	Options	Remaining	Average	Options	Average
Exercise Prices	Outstanding	Life	Exercise	Exercisable	Exercise Price
		(Years)	Price
$0.04 - $0.05	7,000,000	5	$0.05	-	$0.05
$0.04 - $0.05	22,000,000	5.61	$0.05	1,875,000	$0.05
$0.09	5,300,000	4.08	$0.09	5,300,000	$0.09
$1.00	300,000	1.30	$1.00	300,000	$1.30

During the three months ended February 28, 2007, a total of 1,875,000 options vested.

Warrants

There are no warrants outstanding as of February 28, 2007.

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the expected effect of FIN 48 on the Company’s results of operations and financial position.

NOTE 6  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $70,247,816 as of February 28, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) Plan to acquire profitable operations through issuance of equity instruments, 2) Plan to dispose off unprofitable or unfavorable return-on-investment operations, and 3) continue actively seeking additional funding and to acquire subsidiaries or satisfy working capital requirements.

NOTE 7  ASSETS PENDING FOR SALE

Assets pending for sale comprised of assets related to following entities:

Assets of Control Tech as of February 28, 2007, amounting to $300,000. In September 2006, the Company entered into a definitive sales & purchase agreement to sell its interest in Control Tech, which is expected to close not later than May 31, 2007.

Assets pending for sale also includes assets of Jiumeng as of February 28, 2007, amounting to $1,528,593. In February 26, 2007, the Company entered into a definitive sales & purchase agreement to sell its interest in Jiumeng, which is expected to close not later than June 15, 2007.

NOTE 8  DEPOSIT AND PREPAID EXPENSES

Deposit, other debtors and prepaid expenses as of February 28, 2007 are summarized as follows:

Amount
Prepaid expenses	697
Others	55,182
Total	$55,879

NOTE 9  PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of February 28, 2007 are summarized as follows:

Amount
Office equipment and computers	$85,625
Less: accumulated depreciation	(54,823)

Property and equipment, net	$30,802

NOTE 10       DUE TO DIRECTORS

The amount due to directors as of February 28, 2007 was $61,922 and represented director fee due to the Company’s director. The amount is unsecured, interest free and due on demand.

NOTE 11      OTHER PAYABLES

Other payables as of February 28, 2007 are summarized as follows:

Amount
Tax payable	$333
Accrued expenses	244,202
Other payable	129,558

Total	$374,093

NOTE 12      RELATED PARTY TRANSACTION

During the quarter ended February 28, 2007, Hartcourt issued 196,450 shares of common stock valued at $20,168 to its directors for services rendered, the stock were valued at the average market price for the period for which service were provided.

During the quarter ended February 28, 2007, Hartcourt issued 95,474 shares of the Company’s common stock valued at $6,492 for employee service compensation, the stock were valued at the average market price for the period for which service were provided.

NOTE 13      DISCONTINUED OPERATIONS

On February 26, 2007, the Company entered into a definitive agreement with Shanghai Shiheng Architecture Consulting Co., Ltd to sell its 100% equity interests in Shanghai Jiumeng Information Technology Co., Ltd. (“Jiumeng”), which holds 51% equity interest in Shanghai Huaqing Corporation Development Ltd. (“Huaqing”).

The net investment on Jiumeng as of February 28, 2007 is $1,528,593 a`nd is classified as assets pending for sale in the financial statements. Total loss for the nine month period ended February 28, 2007 is classified as operation loss from assets to be discontinued and amounted $1,487,180. Loss from the operation of Jiumeng during the three month ended February 28, 2007 was $1,048,625.

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

On May 31, 2006, the Board of Directors of the Company appointed Mr. Victor Zhou to be the acting Chief Executive Officer, effective on June 1, 2006. The compensation includes a monthly salary of $8,333 ($100,000 annually). In addition, Mr. Victor Zhou was granted an option to purchase 10,000,000 shares of the Company’s common stock with excise price of $0.04. The stock option vesting schedule was as following:

–	Option to purchase 6,000,000 shares of the Company’s common stock to be vested in three installments of 2,000,000 each upon each successful new business acquisition of the Company; and
–	Option to purchase 2,000,000 shares of the Company’s common stock to be vested upon each full profitable year.

During the three months period ended August 31, 2006 when Mr. Victor Zhou serving as the acting Chief Executive Officer, none of the above options vested.

On September 1, 2006, the Board of Directors of the Company promoted Mr. Victor Zhou to be the Chief Executive Officer. The compensation includes an annual base salary of $100,000, payable in equal monthly installment of US$8,333 cash. In addition, Mr. Victor Zhou was granted an option to purchase 11,000,000 shares of the Company’s common stock with excise price of $0.05 according to the following vesting schedule and subject to the number of shares conserved by the option being subsequently approved by shareholders. These options replace the options that were granted on June 1, 2006.

–	Option to purchase 7,500,000 shares of the Company’s common stock to be vested pro rata over two years of the employment contract period in equal installments of every six months; and
–	Option to purchase 2,000,000 shares of the Company’s common stock to be vested upon each successful new business acquisition of the Company; and
–	Option to purchase 1,500,000 shares of the Company’s common stock to be vested upon each full profitable year.

On December 5, 2006, the Compensation Committee increased Mr. Zhou’s annual base salary to $150,000 effective September 1, 2006. The options remain unchanged.

On May 31, 2006, the Board of Directors of the Company appointed Mr. Yungeng Hu to be the President and the Chief Financial Officer, effective on June 1, 2006. The compensation includes an annual base salary of $150,000, payable by equal monthly installments of US$12,500 cash. In addition, Mr. Yungeng Hu was granted an option to purchase 11,000,000 shares of the Company’s common stock with excise price of $0.04 according to the following vesting schedule and subject to number of shares conserved by the option being subsequently approved by shareholders.

–	Option to purchase 7,500,000 shares of the Company’s common stock to be vested pro rata over 2 years of the employment contract period in equal installments of every six months; and
–	Option to purchase 2,000,000 shares of the Company’s common stock to be vested upon each successful new business acquisition of the Company; and
–	Option to purchase 1,500,000 shares of the Company’s common stock to be vested upon each full profitable year

B)	Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through July 5, 2009. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the quarter ended February 28, 2007 and 2006 were $9,313 and $25,852, respectively.

The future minimum annual lease payments required under the operating leases are as follows:

Year Ending May 31	Payments

2007	$9,313
2008	90,737
2008 after	96,228
Total future lease payments	$196,278

NOTE 15      CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

NOTE 16      RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the quarter ended February 28, 2007 presentation.

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

Historically, we were a distributor of internationally well-known brand named IT hardware products and related software and services. The main products were Samsung branded notebooks and monitors. Almost all of our revenue for prior fiscal years was attributed to distribution revenues from sales of Samsung products in China.

Our Samsung distribution business began in March 2003, through the acquisition of a Chinese company named Huaqin Shanghai, which was the distributor of Samsung monitors in the Eastern part of China. In August 2004, Huaqin Shanghai obtained additional distribution rights from Samsung for its notebook product line in the same geographic area.

After reviewing Hartcourt's current business condition, its competitive edge, and opportunities in China in May 2006, the management team of the Company submitted to the Board of Directors a two-year business plan. Going forward, the Company plans diversify its business by focusing on the post-secondary education market in China to take advantage of the on-going demand of skilled workers and growing post-secondary age population. The Company has not made any investment in this new business for the quarter ended February 28, 2007. Although the Company has entered into a number of definitive agreements to acquire companies in this new market, these acquisitions have not yet closed and it is uncertain when, if ever, these acquisitions will have an impact on our financial results.

On February 26, 2007, the Company entered into a definitive agreement with Shanghai Shiheng Architecture Consulting Co., Ltd to sell its 100% equity interests in Shanghai Jiumeng Information Technology Co., Ltd. (“Shanghai Jiumeng”), which holds a 51% equity interest in Shanghai Huaqing Corporation Development Ltd. (“Shanghai Huaqing”). Under the terms of the sales agreement, the net proceeds from the sale are expected to be US$1,548,028 (RMB12,000,000) payable in cash by June 15, 2007. Closing is subject to approval by the Company’s stockholders. The Company is preparing the necessary proxy statement to secure such approval and expects to file the preliminary proxy statement with the U.S. Securities and Exchange Commission shortly. Once becoming effective, the proxy statement will be mailed to the Company’s stockholders and a special meeting of the stockholders will be held thereafter. Assuming we obtain the necessary approval, the transaction will thereafter close. The Company expects to use the proceeds from the sale for general working capital and acquisitions.

The following discussion and analysis are based on the historical figures and information and reflect only our IT business. As noted above, the Company plans to enter the growing Chinese vocational training marketplace. The business transformation from relying solely on the IT industry to the education industry likely will materially change the Company’s business operations and the accompanying financial results in the future. As a result, any predictions of the future financial trends based on the discussion and analysis below are subject to substantial risks and uncertainties. The Company did not have engaged in any active business activities for the quarter ended February 28, 2007.

Results of Operations

The following table sets forth the consolidated statements of operations for the three and nine months ended February 28, 2007, with the comparable reporting period in the preceding year. And we used the pro forma numbers for the three and nine months ended February 28, 2006.

	Three Months Ended February 28			Nine Months Ended February 28
	2007	Percentage Change	2006 Pro Forma	2007	Percentage Change	2006 Pro Forma

Net revenue	$-	-%	$-	$-	-%	$-

Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Operating expenses
Sales and marketing	-	-	-	-	-	-
General and administrative	335,194	-176	121,414	1,052,514	-31	420,771
Total operating expenses	335,194	-176	121,414	-	-100	420,771

Interest (expenses) / income-net	98	-95	2,151	1,253	-78	5,706
Other (expenses) / income -net	-	-100	104,640	-	-100	129,536
Minority Interest expense	-	-	-	-	-	-
Loss on discontinued operations expenses, net	(1,048,625)	-29	(1,485,831)	(1,487,180)	38	(1,078,701)
Loss before income taxes	(1,383,721)	-8	(1,500,454)	(2,538,441)	86	(1,364,230)
Provision for income taxes	-	-	-	-	-	-
Net loss	$(1,383,721)	-8%	$(1,500,454)	$(2,538,441)	86%	$(1,364,230)

Three and nine months ended February 28, 2007 Compared to the prior year period.

Net Revenue

There was no revenue during the three months ended February 28, 2007, because the Company entered into a definitive agreement to sell the IT distribution business and therefore the sales from IT distribution business has been classified into discontinued operation category for three and nine months ended February 28, 2007 and comparable period in the preceding years. Although the company has signed several definitive agreements to purchase equity interest in the educational institutions, none of the acquisition has been completed as of February 28, 2007.

Selling, general and administrative expenses: Selling, general and administrative expenses were $335,194 for the three months ended February 28, 2007 compared to $121,414 for the same period in 2006. Selling, general and administrative expenses were $1,052,514 for the nine months ended February 28, 2007 compared to $420,771 for the same period in 2006. The increased expenses for three and nine months ended February 28, 2007 were related to the intensified efforts to search for acquisition targets and looking for fund resources to finance the acquisition deals and working capital.

Interest income: Interest income was $98 and $2,151 for the three months ended February 28, 2007 and 2006 respectively. Interest income was $1,253 and $5,076 for the nine months ended February 28, 2007 and 2006 respectively. The decreased interest income for the three and nine months ended February 28, 2007 compared with the same periods in the preceding year was due to the decreased bank deposits.

Discontinued operation: Losses from discontinued operations for three months and nine months ended February 28, 2007 were US$1,048,625 and US$1,487,180 respectively. This is because of the Company entered into the definitive agreement to sell the IT distribution business - Jiumeng, therefore the financials of IT distribution business has been classified into discontinued operation category.

Losses from discontinued operations for three months and nine months ended February 28, 2006 were US$1,485,831 and US$1,078,701 respectively. The losses during these periods are mostly contributed from the losses from the operation of Control Tech.

Liquidity and Capital Resources:

As shown in our accompanying financial statements, we had a net loss of $2,538,441 for the nine months ended February 28, 2007 as compared to a net loss of $1,364,230 for the same period in 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included:
●	Look for growth opportunities through acquisitions and mergers with profitable education businesses;
●	Raise additional capital through public offering or private placement; and
●	Take measures to control cost and operating expenses

Operating activities: During the nine months ended February 28, 2007, net cash used in operating activities was $401,238, compared to $899,178 during the same period in 2006. The cash used in operating activities in the nine month period ended February 28, 2007 resulted mainly from loss of $1,051,261 and increase of stock option costs of $383,403. The cash used in operating activities in the nine month period ended February 28, 2006 resulted mainly from loss of $285,529, increase of prepaid expenses and other receivables of $279,426 and decrease of accounts payable of $272,048.

Investing activities: Net cash used by investing activities during the nine months ended February 28, 2007, was $293,938 compared to cash provided by investing activities of $462,219 for the comparable period in 2006. The cash used in investing activities in the nine month period ended February 28, 2007 was due to the disposal of IT business operation of $277,555.The cash provided by investing activities in the same period of last year was due to proceeds of $486,603 on notes receivable and netted by $21,574 of purchase of property and equipment.

Financing activities: Net cash provided by financing activities during the nine months ended February 28, 2007 was $264,829 compared to $284,039 provided in the same period of 2006. Net cash provided by financing activities in the nine months period ended February 28, 2007 consisted of proceeds on sale of common stock of $252,372 and proceeds of $12,457 from related parties. The cash provided by financing activities in the same period of last year was due to proceeds of $284,039 from related parties.

Contractual Obligations

During the quarter ended February 28, 2007, we did not have any contractual obligation other than the facility leases described in Note 14(b) of financial statements.

Off-Balance Sheet Arrangements

During the quarter ended February 28, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of February 28, 2007, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.72% to 1.62% per annum. Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year.

Impact of Foreign Currency Rate Changes

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales activities. Since we translate foreign currencies (primarily Chinese Yuans) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because the stability of the exchange rate between Chinese Yuan and US dollar. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of February 28, 2007, we did not engage in foreign currency hedging activities. We believe that a movement of 10% in foreign currency exchange rates would not have a material impact on our operating results.

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

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.
Hartcourt Hi-Tech Investment (Shanghai) Inc. filed a compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd for returning RMB 1,000,000 which they owed the Company. On December 19, 2006, Beijing Shi Jing Shan District Court entered the Judgment in this case. The court found that Hartcourt Hi-Tech Investment (Shanghai) Inc. has no rights to file the compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd. unless designated by Hartcourt Capital, Inc., which signed and bound by the acquisition agreement. The courts issued an order overruling the compliant from Hartcourt Hi-Tech Investment (Shanghai)., Inc. as the plaintiff. The plaintiff can appeal to Beijing No. 1 Intermediate People’s Court if objecting to the rule. The Company is currently preparing the petition to appeal to Beijing No. 1 Intermediate People’s Court.

Item 1A.  Risk Factors Affecting Future Results
The risk factors facing the Company have not changed in any material way from those Risk Factors discussed on the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 4, 2006, we issued 3,709,118 shares of our common stock in an offshore transaction under Regulation S to Mr. Gang Liu and Mr. Jun Xu at US$0.068 per share for gross proceeds of US$252,372. Proceeds will be used for working capital.

On January 1, 2007, we issued 196,450 shares of our common stock valued at $20,168 in lieu of cash compensation for director service compensation, which were approximately equal to the fair market value of the stock at issue date.

On January 1, 2007, we issued 95,474 shares of our common stock valued at $6,492 in lieu of cash payment for employee service compensation, which were approximately equal to the fair market value of the stock at the issuance date.

The shares were issued in an offshore transaction under Regulation S under the U.S. Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

An annual meeting of the shareholders was held on February 24, 2007. A proposal to amend the 2005 Stock Option Plan to increase the number of shares of common stock reserved and available under the 2005 Stock Option Plan from 35,000,000 to 70,000,000 was voted on at the meeting. The proposal received 103,986,442 affirmative votes and 683,083 negative votes.

Item 5.  Other Information.

The Compensation Committee increased the Chief Executive Officer’s salary on December 5, 2006. Effective September 1, 2006, Mr. Zhou’s annual base salary was increased to $150,000.

Item 6.  Exhibits.

Exhibit Number	Description	Previously Filed
3.1	Articles of Incorporation, as amended	(1)

3.2	Bylaws,	(1)

3.3	Amendments to the Bylaws	(1)

3.4	Amendments to the Articles of Incorporation	(2)

3.5	Amendments to the Articles of Incorporation

10.1	Cooperative Agreement on Taishun Yucai Senior School	(3)

10.2	Cooperative Agreement on China Princely Education Technology Development (Beijing) Company Limited	(3)

10.3	Agreement for sale and purchase of the entire issued share capital of Besteffort Investments Limited	(3)

10.4	Agreement for sale and purchase of entire interest in the registered capital of Shanghai Jiumeng Information Technology Co., Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(1) Previously filed as an exhibit to Hartcourt’s Form 10-KSB/A, dated July 3, 1997 and incorporated herein by reference.
(2) Previously filed as an exhibit to Hartcourt’s Form 10-KSB, dated April 15, 2003, as amended by Hartcourt’s Form 10-KSB/A, dated April 25, 2003, incorporated herein by reference.
(3) Previously filed as an exhibit to Hartcourt’s Form 10-Q, dated January 16, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HARTCOURT COMPANIES, INC.

Dated: April 23, 2007	By:	/s/ VICTOR ZHOU
Victor Zhou
Chief Executive Officer

Dated: April 23, 2007	By:	/s/ YUNGENG HU
Yungeng Hu
Chief Financial Officer & President