Form 10-Q/A
period 2007-02-28
HARTCOURT COMPANIES INC
filed 2007-04-24
CIK 949427

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Change Act. Yes ☒ No ☐

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

The accounting policies followed by us are set forth in Notes to the Company’s consolidated financial statements as stated in the Company’s report on Form 10-KSB for the fiscal year ended May 31, 2006, as filed on September 15, 2006 and incorporated into this Form 10-Q/A by reference.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

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

THE HARTCOURT COMPANIES, INC.

Dated: April 24, 2007	By:	/s/ VICTOR ZHOU
Victor Zhou
Chief Executive Officer

Dated: April 24, 2007	By:	/s/ YUNGENG HU
Yungeng Hu
Chief Financial Officer & President