Form 10-K
period 2007-05-31
HARTCOURT COMPANIES INC
filed 2007-09-13
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2007.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 .

Commission File Number 001-12671

THE HARTCOURT COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State of incorporation)	(IRS Employer Identification No.)

Room 1405, China Enterprise Tower Complex, No. 2, Hua Shan Road,
Shanghai, China 200040
(Address of principal executive offices, including zip code)

(86 21) 62723088
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, US$0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [ ]   Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  [ ] Yes    [X] No

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in  Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [X]

Indicate by check mark wither the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on November 30, 2006 was US$ 14 million.

The number of shares of common stock outstanding as of the latest practicable date, September 11, 2007, was 207,440,725.

THE HARTCOURT COMPANIES, INC.

FISCAL 2007 FORM 10-K

As used in this Annual Report on Form 10-K, the terms “we”, “our” or “us” mean The Hartcourt Companies, Inc., a Utah corporation and its consolidated subsidiaries, unless the context indicates otherwise.

Special Note on Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” and are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “could,” “intend,” “plan,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1A Risk Factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to The Hartcourt Companies, Inc. or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

General

We were incorporated in Utah in 1983. Historically, we have been in the business of selling information technology products in the People’s Republic of China (the “PRC”).  However, in August of 2006 we decided to move away from that business and instead enter the business of vocational/training and education services in the PRC.  On June 13, 2007, we entered into an memorandum of understanding to sell our historic IT distribution and sales business.  We are in the process of obtaining necessary third party approvals to consummate this sale.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of our fiscal 2007 Form 10-K may also be obtained without charge by accessing a link to the SEC website on our website or contacting Ms. Ni Tingting, The Hartcourt Companies, Inc., Room 1405, China Enterprise Tower Complex, No. 2, Hua Shan Road, Shanghai, China 200040 or by calling  (86 21) 62723088.

Business Overview

Vocational and Technical Education Business

Before deciding to enter into the Chinese vocational and training marketplace, we conducted a feasibility study. We believe that vocational schools in China, which have over US$10 billion annual revenues, provide a good investment opportunity.

In China, when students graduate from secondary schools (grade 9), they have two educational options: (a) high schools or (b) middle vocational schools. In 2005, there were 21 million secondary school graduates, of which 8.8 million chose to go to high schools and 6.6 million chose to go to middle vocational schools. In 2005, the total number of middle vocational school students was about 16 million.

High school graduates also have two educational options: (a) bachelor degree colleges and (b) higher vocational schools. Middle vocational school students are allowed to be admitted by higher vocational schools if they pass the required tests.  Higher vocational school students are to be admitted to bachelor degree colleges if they pass the required tests. In 2005, there were 6.7 million high school graduates and 7 million high vocational school students.

The Chinese government believes that there should be more vocational schools and graduates than degree colleges and graduates for the healthy development of China’s economy. All levels of government are required to speed up the development of vocational education.  The goal of the Chinese government is, by 2010, to recruit 8 million middle vocational students, the same size as the number of high school students, and more high vocational students than college students.

In August 2006, after reviewing our business condition, its competitive position, and opportunities in China, we decided to change our business by focusing on the post-secondary education market in China to take advantage of the on-going demand for skilled workers and growing post-secondary age population. We plan to not only acquire the target schools, but also to run these schools actively by putting together strong faculty teams, incentive plans and strategic expansion programs.

Following the change of strategic direction, we have entered into memorandums of understanding with several target vocational education providers in 2006, and we have signed definitive agreements with Yucai (as defined below) and China Princely (as defined below). On May 15, 2007, the acquisition of China Princely closed.

In June 2007, the Company entered into a MOU with Chongqing Zhengda Software Group Co., Ltd to acquire a 100% equity interests in its two subsidiaries: Chongqing Zhengda Education Group and Chongqing Zhengda Hengling Co., Ltd. We have conducted due diligence for the proposed acquisition and a proxy statement for this transaction will be sent out to the selling shareholders for approval.

On December 28, 2006, we entered into a definitive agreement to acquire a 51% equity interest in Taishun Yucai Senior School in Zhejiang Province China (“Yucai”), a high school education and vocational training service provider located in Wenzhou, Zheijiang PRC. The remaining 49% of the equity interests in Yucai will be held by Yucai’s current shareholders. Under the terms of the purchase agreement, the purchase price that we agreed to pay for the acquisition is $2,000,000 cash and 5,500,000 shares of our restricted common stock. Pursuant to the purchase agreement, the $2,000,000 cash will be payable in three installments within one year after closing of the acquisition and the 5,500,000 shares will be payable upon closing of the acquisition. The lead selling shareholder and his fellow selling shareholders together with Yucai have jointly guaranteed that we will receive a minimum of $554,487 (RMB 4,325,000) in terms of profit and management fees for each of the three years following closing (2007-2009).  In the event that the net profit is less than the guaranteed amount to the Company, the lead selling shareholder and his fellow selling shareholders shall make up the discrepancy before December 31 of each year in respect thereof.  We have guaranteed that the average 3-day closing price of our shares on the days immediately prior to the one year anniversary of the closing date will be not less than $0.50 per share.  In the event that the share price is less than $0.50, we shall credit additional cash or issue new restricted shares. The transaction is subject to government approval. We cannot predict whether or when such approval will be obtained.

On May 15, 2007 we closed the purchase of 100% of the equity interests in China Princely Education Technology Development Company Limited (“China Princely”), an authorized accrediting organization for China vocational education located in Beijing, PRC. Under the terms of the purchase agreement, we paid to the shareholders of China Princely 5,400,000 shares of our restricted common stock.  The cash consideration of $39,180 (RMB300,000) and a $274,258 (RMB2,100,000) of capital injection in China Princely was also due at closing.  As of the date of filing the 10-K, by mutual agreement of the parties, we have not paid this amount.  The primary current shareholder of China Princely has personally guaranteed that the net profit of China Princely will be not less than $256,000 (RMB2,000,000) for the calendar year 2007, while we have guaranteed that the average 3-day closing price of our shares on the days immediately prior to the one year anniversary of the closing date will be not less than $0.50 per share. In the event that the share price is less than $0.50, we shall credit additional cash or issue new restricted shares. China Princely has since changed its name to Hartcourt Princely Education Technology Development (Beijing) Co., Ltd.

IT Distribution Business

Historically, through our subsidiaries, Shanghai Huaqing Enterprise Development Co., Ltd (“Huaqing Shanghai”) and Shanghai Control Tech, we have been a distributor of internationally well-known brand-named IT hardware products and related software and services. The main products distributed are Samsung branded notebooks and monitors. We also provided audio and video conference products and related services. Almost all of our revenue for the last two fiscal years was attributed to distribution revenues from sales of IT products in China.

As a result of our business decision to move away from the IT distribution business, in September 2006, we entered into a definitive sales and purchase agreement to sell our interest in Besteffort Investments Ltd (“Besteffort”). In October 2006, the Company has completed the transfer of legal ownership  of Bestefffort to the purchaser. The Company already received $200,000 selling consideration and the rest balance of $100,600 net is expected to be received not later November 30, 2007. Prior to this sale, Besteffort Investments Ltd held indirectly 90% equity interest in Shanghai Control Tech, which was the distributor of Radvision video conference products in China. Shanghai Control Tech ceased its operations on January 1, 2006 primarily because Radvision terminated its distribution agreement with it.  The revenue of Shanghai Control Tech was derived almost exclusively from the Radvision business.

We have entered into a nonbinding Memorandum of Understanding (the "MOU") to sell our 51% interest in Shanghai Huaqing Corporation Development Co., Ltd.  The MOU is nonbinding, subject to execution of a definitive agreement, and subject to the receipt of required third party consents and approvals.  The contemplated purchase price is US$525,491. In addition, a shareholder of Huaqing Shanghai will return 997,550 shares of our common stock to the individual or entity designated by us. This sale, if consummated, will complete our transition from the information technology distribution business to the business of operating vocational and technical educational schools.

Corporate Structure

We are incorporated in Utah and conduct business solely in China through wholly and majority owned subsidiaries and indirectly majority owned subsidiaries in order to comply with China's foreign ownership restrictions.

As of May 31, 2007, we owned 100% of three British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.  Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. Hartcourt Hi-Tech Investment (Shanghai) Inc., through its employees as nominees, owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. (“Jiumeng Shanghai”). Hartcourt Hi-Tech Investment (Shanghai) Inc., and Shanghai Jiumeng Information Technology Co., Ltd. are located in Shanghai, China. AI-Asia, Inc. owns 100% of Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd (former name is AI-Asia (Shanghai) Information Technology, Inc), located in Shanghai, China. The Company owns 51% equity interest in Huaqing Shanghai through Jiumeng Shanghai. Huaqing Shanghai is located in Shanghai, China.

Through Jiumeng Shanghai, we own 51% of the equity interests of Huaqing Shanghai, our main operating subsidiary for the Samsung distribution business. Chinese investment regulations do not explicitly allow foreign companies such as Hartcourt to own Chinese entities. As such, Hartcourt uses Jiumeng Shanghai, a Chinese legal entity owned by its employees, as the registered owner of a 51% equity stake of Huaqing Shanghai in China. In 2006, we transferred all of our equity interest invested in Jiumeng Shanghai held previously by certain employees who acted as nominees to Mr. Victor Zhou, the Chief Executive Officer of the Company who is a citizen of PRC. Now, Mr. Zhou serves as our nominee. He has signed a nominee agreement to pledge all his rights in Jiumeng Shanghai to us.

We have entered into a series of contractual agreements with our subsidiary Huaqing Shanghai, its shareholders and our nominees. As a result of these contractual agreements, we are considered the majority beneficiary of all of our subsidiaries and, accordingly, we consolidate all of our subsidiaries' results of operations in our financial statements.  The contractual agreements provide us with substantial ability to control Huaqing Shanghai. Pursuant to these contractual agreements:

•	our nominees have granted to us an irrevocable proxy and power of attorney to exercise the right to appoint the majority of directors in Huaqing Shanghai;

•	the shareholders of Huaqing Shanghai may not enter into any transactions that may materially affect its assets, liabilities, equity or operations without our prior written consent;

•	any dividend or other payment for shareholder benefits received by our nominees from Huaqing Shanghai on our behalf is to be paid to us directly;

•
we may purchase or transfer the entire equity interest in, or all the assets of Huaqing Shanghai held by our nominees on our behalf for a purchase price of the lower of RMB 1 or the lowest price permitted under PRC law when and if such purchase is permitted by PRC law or our nominees cease to be directors of Huaqing Shanghai or employees of Hartcourt;

•
our nominees have pledged their equity interest in Huaqing Shanghai to us to secure the payment obligations of acquisitions of controlling interests in Huaqing Shanghai, under the sales and purchase agreements between us and the shareholders of Huaqing Shanghai;

•	our nominees will not transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in Huaqing Shanghai without our prior written consent.

Our contractual arrangements with Huaqing Shanghai, its shareholders and our nominees may only be amended with the approval of the audit committee of our board of directors.

In the opinion of our PRC legal counsel:

•	the ownership structures of our subsidiaries are in compliance with existing PRC laws and regulations;

•	our contractual agreements with Huaqing Shanghai, its shareholders and our nominees are valid and binding, and will not result in any violation of PRC laws or regulations currently in effect;

•	the business operations of our subsidiary are in compliance with existing PRC laws and regulations in all material aspects; and

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

In April, 2004, the China Ministry of Commerce officially announced that foreign investors such as us, would be allowed to establish wholly or majority foreign-owned wholesale and retail enterprises in the PRC starting from December 11, 2004. We have engaged a PRC law firm to study the newly effective regulations and the steps we could take to apply for the relevant business license in view of the relaxed foreign equity ownership rules in the wholesale sector in regard to our Samsung distribution business.

Intellectual Property

None.

Employees

As of August 22, 2007, we had approximately 80 employees, all of which were located in China. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer reasonable compensation and a good working environment. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

ITEM 1A.  RISK FACTORS.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR OPERATING RESULTS AND OUR STOCK PRICE

In addition to the other information contained in this 10-K report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.

RISKS RELATING TO THE VOCATIONAL TRAINING BUSINESS

WE EXPECT TO MAKE A SIGNIFICANT INVESTMENT IN OUR NEW BUSINESS STRATEGIES AND INITIATIVES, INCLUDING ACQUISITIONS, WHICH COULD DISRUPT OUR BUSINESS AND HAVE ADVERSE EFFECT ON OUR OPERATING RESULTS.

Our decision to change our business by focusing on the vocational/training and education market in China will require us to invest in new business strategies and engage in acquisitions that complement our strategic direction. Such endeavors involve significant risks and uncertainties, including distraction of management’s attention away from normal business operations; inability to raise the funds needed to close acquisitions; insufficient revenue generation to offset liabilities assumed and expenses associated with the strategy; difficulty in the integration of new employees, business systems and technology; inability to adapt to challenges of a new market; exposure to new regulations; and issues not discovered in our due diligence process. These factors could materially adversely affect our operating results or financial condition.

WE EXPECT TO EXPERIENCE SIGNIFICANT COMPETITION FROM BOTH PRIVATE AND PUBLIC EDUCATION INSTITUTIONS.

We will face competition from non-profit private entities and from the public school system and public colleges, including those that offer distance-learning programs.  Most of our competitors in both the private and public sector have greater financial and other resources than us. Many public and private colleges and universities, as well as other private career-oriented schools in the market, offer programs similarly, which intensifies the competition.

Public institutions often receive government subsidies, government and foundation grants, tax-deductible contributions and other financial resources generally not available to private schools. Accordingly, public institutions may have facilities and equipment superior to those in the private sector, and can offer lower tuition prices.

In addition, we may be subject to a variety of regulations which may adversely affect our ability to operate profitably.

IF WE CANNOT FIND AND ACQUIRE THE TARGET SCHOOLS, OUR STRATEGY WILL LIKELY FAIL.

As we expand our education business, our growth and success will depend upon attracting students and generating revenue through tuition. Moreover, we intend to implement our strategy through an aggressive acquisition plan. We intend to develop our educational operation assets by acquiring existing schools, especially those ones which were built around, or used the faculty capacity of, the Ministry of Education (MOE) universities and colleges. However, as the profitable schools may not desire to be sold, such acquisitions may be more expensive or be impossible to effect. Moreover, although MOE has set a timeline to privatize all vocational schools and educational institutions that offer degrees lower than a Bachelor’s degree by 2010, there are still a number of political barriers for foreign invested companies, such as Hartcourt, to engage in the education business. Thus, if we cannot find and acquire the target schools, our strategy may fail.

OUR EDUCATION BUSINESS WILL BE HIGHLY SEASONAL.

Because most students want their vocational training during already established vacation periods, generally during the first and third fiscal quarters, we expect our education business to be highly seasonal. We may have more students attending courses and as a result earn most of our revenues during that time. To the extent we do not provide training to students during the peak seasons, we will lose opportunities. This seasonality may cause our operating results to vary considerably from quarter to quarter and significantly impact our liquidity position.

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST AND HAVE A HISTORY OF NEGATIVE CASH FLOW FROM OPERATIONS AND MAY NOT ACHIEVE OR SUSTAIN CONSISTENT PROFITABILITY, WHICH COULD RESULT IN A DECLINE IN THE VALUE OF OUR COMMON STOCK OR OUR INABILITY TO SUPPORT OUR OPERATIONS OR FUTURE CAPITAL REQUIREMENTS.

We have received a report from our independent auditors expressing a “going concern” qualification due to our historical operating losses and recurring negative working capital. We have incurred net losses and experienced negative cash flows from operations in the last 6 years. As of May 31, 2007, we had an accumulated deficit of approximately US$69 million. As we move out of IT business and into the education business, our losses likely will increase in the near future.

Whether we can achieve cash flow levels sufficient to support our operations, and whether we will then be able to maintain positive cash flow, we cannot predict. Unless such cash flow levels are achieved, we will need to borrow additional funds or sell debt or equity security, or some combination thereof, to provide funding for our operations. There can be no assurances that any additional debt or equity financing will be available to us on acceptable terms, if at all. The inability to obtain debt or equity financing could have a material adverse effect on our operating results, and as a result we could be required to cease or significantly reduce our operations, seek a merger partner or sell additional securities on terms that may be disadvantageous to shareholders. In addition, irrespective of our revenue, we may not achieve or sustain profitability in future periods.

WE MAY HAVE TO ISSUE ADDITIONAL STOCK PURSUANT TO OUR ACQUISITION AGREEMENTS IF OUR STOCK IS NOT QUOTED AT AT LEAST $0.50 PER SHARE, RESULTING IN DILUTION TO SHAREHOLDERS.

RISKS ASSOCIATED WITH OUR IT DISTRIBUTION BUSINESS.

Until we sell what remains of our IT distribution business, we will continue to be subject to various risks associated with the IT business, including the following:

IF WE CANNOT MAINTAIN DISTRIBUTION AGREEMENTS WITH OUR KEY VENDORS DURING THE TRANSITION PERIOD TO OUR NEW BUSINESS, OUR ON-GOING BUSINESS WILL BE SEVERELY IMPACTED OR FAIL.

All of our revenue in the previous fiscal years was generated from sales of Samsung products. We sign an annual distribution contract with Samsung. There is no guarantee the distribution contract will be renewed. If our relationship with Samsung is severed, we will experience major revenue and profit reductions.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE MARKETS FOR THE NOTEBOOK COMPUTER AND PRODUCTS, INCLUDING OUR CURRENT OR POTENTIAL COMPETITORS GAINING COMPETITIVE ADVANTAGE THROUGH PARTNERING OR ACQUISITION, OUR BUSINESS WILL MATERIALLY BE ADVERSELY AFFECTED.

Our IT distribution business is extremely competitive, particularly with respect to prices, quantity and in certain instances, customer relationships. We compete with numerous regional and local distributors of similar products with different brand names. Many of our competitors have longer operating histories in the industry, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. Any of our present or future competitors may provide services with significant performance, price, creativity or other advantages over those offered by us. We can provide no assurance that we will be able to compete successfully against our current or future competitors.

IF WE ARE UNABLE TO ANTICIPATE CHANGING TECHNOLOGY TRENDS AND CUSTOMER NEEDS, OUR BUSINESS MAY BECOME OBSOLETE AND IRRELEVANT AND OUR BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED.

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

IF SAMSUNG DOES NOT RENEW OR TERMINATES OUR DISTRIBUTION AGREEMENT, WE WILL NOT HAVE A IT DISTRIBUTION BUSINESS TO SELL.

GENERAL RISKS ASSOCIATED WITH OUR BUSINESS

THE LIQUIDITY OF OUR COMMON STOCK IS AFFECTED BY ITS LIMITED TRADING ABILITY.

Shares of our common stock are traded on the OTC Bulletin Board under the symbol "HRCT". There is currently no broadly followed established trading market for our common stock. An "established trading market" may never develop or be maintained. The absence of an active trading market reduces the liquidity of our shares. The trading volume of our common stock historically has been limited and sporadic. As a result of this trading inactivity, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

THE LACK OF BUSINESS INSURANCE COVERAGE IN CHINA COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL  CONDITION AND RESULTS OF OPERATION SHOULD ANY MAJOR CATASTROPHIC DISASTER OCCURS.

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

OUR CURRENT CAPITAL STRUCTURE MAY NOT BE SUFFICIENT FOR US TO ACQUIRE NEW BUSINESS OR MAINTAIN ON GOING OPERATIONS.

Although we believe that the current capital structure of the Company will be sufficient to allow us to consummate acquisitions, we cannot ascertain the capital requirements for any particular transaction. If our current financial resources prove to be insufficient, either because of the size of the business acquisition or the depletion of the available financial resources in search of acquisitions, we will need to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing is unavailable when needed to consummate an acquisition, we could be compelled to restructure the transaction or abandon that particular business acquisition. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after an acquisition.

COMPLIANCE WITH NEW RULES AND REGULATIONS CONCERNING CORPORATE GOVERNANCE MAY BE COSTLY AND TIME CONSUMING.

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for board and audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities law violations. These laws, rules and regulations increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. These new rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

IF THE PRC GOVERNMENT FINDS THAT THE STRUCTURE FOR OPERATING OUR CHINA BUSINESS DOES NOT COMPLY WITH PRC GOVERNMENT RESTRICTIONS ON FOREIGN INVESTMENT IN THE IT DISTRIBUTION INDUSTRY, WE COULD BE COMPELLED TO RESTRUCTURE OUR INVESTMENT OR ABANDON OUR INVESTMENT.

We are a U.S. corporation and we conduct our operations solely in China through our directly owned subsidiaries and indirectly majority-owned subsidiary. To comply with foreign ownership restrictions, we operate our business in China through a subsidiary which is majority owned by our employees who are PRC citizens (our nominees). The nominees have been transferred from certain employees to Victor Zhou, our Chief Executive Officer. We have entered into a series of contractual arrangements with our indirectly owned subsidiary, its shareholders and our nominees. As a result of these contractual arrangements, we are considered the majority beneficiary of all of our subsidiaries and accordingly we consolidate all of our subsidiaries' results of operations in our financial statements.

We have in the past received an opinion from PRC legal counsel that: (1) the ownership structures of our subsidiaries is in compliance with existing PRC laws and regulations; (2) our contractual arrangements with each of our subsidiaries, our nominees and its shareholders are valid and binding, and will not result in any violation of PRC laws or regulations currently in effect; (3) the business operations of our subsidiaries are in compliance with existing PRC laws and regulations in all material aspects and (4) the enforcement of foreign judgments made by courts outside the PRC has no direct and automatic operation in the PRC, but these judgments may be recognized and enforced by a PRC court in accordance with a bilateral or international treaty to which PRC is a party, or subject to the principles of reciprocity upon a finding that the judgment does not conflict with fundamental principles, sovereignty, security and public interests of the PRC after review of the judgment.

There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations. In addition, there is the possibility that current PRC laws and regulations could change and have an adverse affect on our business operations.  Accordingly, we cannot assure you that the PRC regulatory authorities will not ultimately take a view that is contrary to the opinion of our PRC legal counsel.

RISKS RELATING TO THE PEOPLE'S REPUBLIC OF CHINA.

SUBSTANTIALLY ALL OF OUR ASSETS ARE LOCATED IN CHINA AND SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM OUR OPERATIONS IN CHINA. ACCORDINGLY, THE CHINESE LAWS, RULES AND REGULATIONS WHICH CAN BE DIFFERENT FROM THE US LAWS, ARE PREVALENT IN GOVERNING OUR BUSINESS ACTIVITIES IN CHINA.

Chinese law and regulations strictly limit the repatriation of assets of Chinese companies. Payments to parties outside of the PRC are governed by the Foreign Exchange Bureau and its Regulations on Foreign Exchange Control (the “Regulations”). Pursuant to the Regulations, a Chinese enterprise may only make payments overseas in very limited circumstances. Chinese enterprises are prohibited from sending payment abroad to cover the liabilities incurred by affiliated entities located overseas.

The laws governing Chinese joint ventures require each partner to conduct its business for the benefit of the joint venture and not for the benefit of any particular partner. As a result, one partner may not withdraw funds from the joint venture to pay its own liabilities unrelated to the joint venture.

Accordingly, we may not be able to repatriate any profits we realize to the United States so that our shareholders can receive dividends or other distributions from us.

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

		Approximate	Lease
		Square	Expiration
Location	Purpose	Meters	Dates
Shanghai, China	Principal offices and corporate headquarters	390	July 2009

We also lease warehouse distribution centers and administrative facilities in the markets that we serve. Our management believes that our facilities are well-maintained, adequate for our current needs, and that we will be able to locate additional facilities as needed. See Note 14 to the financial statements for more information about our lease commitments.

However, we may need to lease other facilities for our education business

ITEM 3. LEGAL PROCEEDINGS.

Hartcourt Hi-Tech Investment (Shanghai) Inc. filed a compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd for returning RMB 1,000,000 (US$131,844) which they owed to us. On December 19, 2006, Beijing Shi Jing Shan District Court entered the Judgment in this case. The court found that Hartcourt Hi-Tech Investment (Shanghai) Inc. had no right to file the compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd. unless such complaint was designated by Hartcourt Capital, Inc., which signed and bound by the acquisition agreement. The court issued an order overruling the compliant from Hartcourt Hi-Tech Investment (Shanghai), Inc. as the plaintiff. After reviewing the case with attorney, Hartcourt Capital, Inc., as the plaintiff, has filed the compliant on Aug 10, 2007 against Beijing Yi Zhi He Lian Information Technology Co., Ltd for returning RMB1,000,000 which they owed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A meeting of the shareholders was held on February 24, 2007. A proposal to amend the 2005 Stock Option Plan to increase the number of shares of common stock reserved and available under the 2005 Stock Option Plan from 35,000,000 to 70,000,000 was voted on at the meeting. The proposal received 103,986,442 affirmative votes and 683,083 negative votes, 163,904 abstained votes, no withheld votes and no broker non-votes.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock is quoted on the NASD's Over-the-Counter Bulletin Board under the symbol "HRCT". The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the NASD Over-the-Counter Bulletin Board, as adjusted for all previously effected stock splits.

COMMON STOCK
BY QUARTER ENDED	HIGH	LOW
YEAR ENDED MAY 31, 2007
August 31, 2006	US$0.07	US$0.03
November 30, 2006	US$0.08	US$0.05
February 28, 2007	US$0.1	US$0.07
May 31, 2007	US$0.09	US$0.06

YEAR ENDED MAY 31, 2006
August 31, 2005	US$0.07	US$0.08
November 30, 2005	US$0.10	US$0.09
February 28, 2006	US$0.07	US$0.07
May 31, 2006	US$0.05	US$0.04

The last reported sale price of our common stock on the OTC Bulletin Board on August 15, 2007 was US$0.06. As of August 16, 2007 we had approximately 800 shareholders of record. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record.

Although our common stock is quoted on the OTC Bulletin Board, it trades with limited volume. Consequently, the information provided above may not be indicative of our common stock price under different conditions.

We did not pay any cash dividends on our common stock for fiscal year ended on May 31, 2007. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

The following information sets forth the outstanding shares we sold without registration under the Securities Act of 1933 during the year ended May 31, 2007. All transactions were effected in reliance on exemptions from registration under the Securities Act of 1933 for transactions not involving a public offering. We relied upon Regulation S, Rule 903 for all issuances of unregistered securities described below, because all the unregistered securities were issued to individuals who do not reside in the United States.

On June 20, 2006, we issued 200,000 shares of our common stock to Jian Zhou valued at $6,000 in lieu of cash payment for consulting services, which were approximately equal to the fair market value of the stock at issue date.

On July 5, 2006, we issued 232,000 shares of our common stock to Geoffrey Wei, Victor Zhou and Wilson Li valued at $9,875 in lieu of cash payment for director service compensation, which were approximately equal to the fair market value of the stock at issue date.

On October 1, 2006, we issued 253,168 shares of our common stock to Geoffrey Wei and Wilson Li valued at $14,000 in lieu of cash payment for director service compensation, which were approximately equal to the fair market value of the stock at issue date.

On December 4, 2006, we issued 3,709,118 shares of our common stock in an offshore transaction under Regulation S to Mr. Gang Liu and Mr. Jun Xu at US$0.068 per share for gross proceeds of US$252,372. Proceeds will be used for working capital.

On January 1, 2007, we issued 196,450 shares of our common stock to Geoffrey Wei and Wilson Li valued at $140,000 in lieu of cash compensation for director service compensation, which were approximately equal to the fair market value of the stock at issue date.

On January 1, 2007, we issued 95,474 shares of our common stock valued to Grophia Zhang, Mingdian Chen, Tingting Ni, Feng Wang, Faming Zhang, Yanjin Qiu, Yuekang Wang and Xianghua Qi at $6,492 in lieu of cash payment for employee service compensation, which were approximately equal to the fair market value of the stock at the issuance date.

On April 1, 2007, we issued 151,252 shares of our common stock to Geoffrey Wei and Wilson Li valued at $13,000 in lieu of cash compensation for director service compensation, which were approximately equal to the fair market value of the stock at issue date.

On May 21, 2007, we issued 5,400,000 shares of our common stock to Haisheng Zhou and Gang Liu valued at $378,000 for acquisition of China Princely, which were approximately equal to the fair market value of the stock at issue date.

Warrants

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The graph below compares the cumulative total return to shareholders on our common stock with the cumulcative total return on NASDAQ Stock Market Index – U.S. (“NASDAQ US Index”) and Morgan Stanley High-Tech Index for the period commencing on January 1, 2002, and ending August 24, 2007. The following graph assumes the investment of US$100 in the Company’s common stock and in the two other indices, and reinvestment of all dividends.

The comparisons shown in the graph below are based upon historical data. The stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended May 31	Year Ended May 31	Period Ended May 31	Year Ended December 31
	2007	2006	2005	2004	2003	2002
	Thousands of US Dollars, except per share amount
Statement of income Data
Net Revenue	--			74,563	131,699	1,137
Operating income (losses) from continuing operations	(1,347)	(866)	(286)	(3,883)	(92)	(3,934)
Income (losses) from continuing operations	(1,347)	(861)	123	(4,423)	(1,453)	(4,158)
Net income (loss)	(3,786)	(2,835)	123	(13,373)	(571)	(2,559)
Basic and diluted earnings (losses) per weighted average share	(0.02)	(0.01)	0.001	(0.076)	(0.004)	(0.032)

Balance Sheet Data
Cash and cash equivalents	21	123	599	1,745	3,792	80
Total assets	1,416	3667	8,009	19,732	33,808	4,472
Net current assets	(1,157)	(467)	(141)	2,530	3039	(2,155)
Net assets	196	2,866	6,761	4,672	14,909	909
Long-term debt	--	--	--	--	--	--

Common Stock Data
Shares of Common Stock (Year-End)	205,082	194,844	193,739	171,659	171,157	88,518
Shares of Common Stock (Average)	197,513	194,049	191,504	175,646	135,565	80,416
Dividends Paid per Share	--	--	--	--	--	--
Book Value Per Share (Year End)	(0.02)	(0.02)	0.00	0.03	0.09	0.01

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management discussion and analysis contains comparisons of the results of our operations for the twelve months ended May 31, 2007, the results for the 12 months ended May 31, 2006 and 5 months transitional period ended May 31, 2005.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended	Fiscal year ended	Fiscal year ended
	May 31 (12 months)	May 31 (12 months)	May 31 (5 months)
	2007	2006	2005

Operating expenses:
General and administrative	1,330,560	850,592	279,999
Depreciation and amortization	16,776	15,431	5,845
Total operating expenses	1,347,336	866,023	285,844

Loss from continuing operations before other income/(expenses)	(1,347,336)	(866,023)	(285,844)

Other income/(expense):
Interest income	688	1,789	3,543
Other	-	3,256	2,017
Total other income/(expense)	688	5,045	5,560

Loss from continuing operations	(1,346,648)	(860,978)	(280,284)

Discontinued operations:
Gain( Loss) from discontinued operations	(90,156)	(145,992)	350,241
Provision for loss on disposal of assets pending for sales	(2,349,637)	-	-
Gain(loss) on disposal of discontinued operations	-	(1,827,990)	53,125
Gain/(loss) from discontinued operations	(2,439,793)	(1,973,982)	403,366

NET INCOME/(LOSS)	$(3,786,441)	$(2,834,960)	$123,082

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain/(loss)	(60,973)	111,352	-

NET COMPREHENSIVE LOSS	$(3,847,414)	(2,723,608)	$123,082

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as “anticipate”, “intend”, “expect” and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict, including those set forth in Item 1A above. We encourage you to read those risk factors carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

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

Allowance for doubtful accountsWe maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors.

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

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on June 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of June 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after June 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for the Company’s stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

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

Results of Operations

Our operations for the fiscal years ended May 31, 2007 and years ended May 31, 2006 consisted of operations of Huaqing (51% indirect ownership interest), Hartcourt Capital Inc. (100% ownership interest), Hartcourt China, Inc. (100% ownership interest), and Ai-Asia Inc. (100% ownership interest), and Hartcourt’s investments in other entities located in Hong Kong and China.

The following discussion and analysis are based on the historical figures and information and reflect not only our IT business but also our education business.  As noted above, the Company is in the process of selling its traditional IT business and investing in the growing Chinese vocational training market. On December 29, 2006, the Company entered into a definitive agreement to purchase 100% of the equity interests in China Princely, an authorized accrediting organization for China vocational education. On May 15, 2007, the Company completed this acquisition. This business transformation from relying solely on the IT industry to include the education industry materially changed the Company’s business operation, the operating revenue, selling, general and administrative expenses, the cash flows and other financial information.  This effect is included in our operations for the fiscal years ended May 31, 2007.

Fiscal Year 2007 Compared to Fiscal Year 2006

Operating revenue:

On June 13, 2007, the Company entered into a nonbinding Memorandum of Understanding to sell its 51% interest in Shanghai Huaqing Corporation Development Ltd. (“Huaqing Shanghai”).  As such, the IT distribution business was reclassified as discontinued operations in the financial statements. As a result, there is no operating revenue or cost of sale for the fiscal year ended May 31, 2007 and year ended May 31, 2006.

General and administrative expenses:

Our general and administrative expenses were US$1,331 thousand for the fiscal year ended May 31, 2007 compared to US$851 thousand for the same periods in 2006, an increase of US$480 thousand  or 56% compared to the fiscal year ended May 31, 2006. The increased expenses for the fiscal year ended May 31, 2007 and year ended May 31, 2006 were related to the intensified efforts to search for acquisition targets and looking for fund resources to finance the acquisition deals and working capital.

Depreciation and amortization expenses:

Our depreciation and amortization expenses were US$17 thousand for the fiscal year ended May 31, 2007 compared to US$15 thousand for the same periods in 2006 or 13% increase.  The increase was primarily due to the purchase of fixed assets during the fiscal year ended May 31, 2007 and year ended May 31, 2006.

Interest income:

Interest income was US$1 thousand and US$2 thousand for the fiscal year ended May 31, 2006 and 2005. The US$1 thousand decrease was mainly due to lower cash balances.

Interest expenses :

All the interest expenses were incurred by Huaqing, a 51% owned subsidiary, from short-term bank loans to finance the Samsung distribution business. The operation of Huaqing was reclassified as discontinued operations in the financial statements and therefore there was no interest expenses during the fiscal year ended May 31, 2007 and year ended May 31, 2006.

Income( Loss) from Continuing Operations:

Loss from continuing operations for the fiscal year ended May 31, 2007 was US$1,347 thousand, compared toUS$861 thousand for the same period of year 2006.  The significant loss mainly because there is no revenue when the IT distribution business was reclassified as discontinued operations.

Discontinued operations:

During the fiscal year ended May 31, 2007, the discontinued operations represent the provision and operation results of Huaqing, which was determined by the management to be disposed.  During the fiscal year period ended May 31, 2006, the discontinued operations represent the operation results of Huaqing and Control Tech and the loss on disposal of discontinued operation of Control Tech.

Minority interest:

Minority interest represented the profit shared by the minority shareholders of Huaqing (49%). The operation of Huaqing was reclassified as discontinued operations in the financial statements and therefore there was no Minority interest during the fiscal year ended May 31, 2007 and year ended May 31, 2006

Income tax:

The Company had no revenue during the fiscal year ended May 31, 2007 and year ended May 31, 2006. As a result, none of income tax was paid during the same period.

Fiscal Year ended May 31, 2006 Compared to 5 month Transitional Period ended May 31, 2005

Operating revenue:

On June 13, 2007, the Company entered into a nonbinding Memorandum of Understanding to sell its 51% interest in Shanghai Huaqing Corporation Development Ltd. (“Huaqing”).  As such, the IT distribution business was reclassified as discontinued operations in the financial statements. As a result, there is no operating revenue or cost of sale for the fiscal year ended May 31, 2006 and 5 month transitional period ended May 31, 2005.

General and administrative expenses:

Our general and administrative expenses were US$851 thousand for the fiscal year ended May 31, 2006 compared to US$280 thousand for the 5 month transitional period ended May 31,  2005, an increase of US$571 thousand, or 204%. The increase was mainly due to our efforts to search for acquisition targets and looking for fund resources to finance the acquisition deals and working capital.

Depreciation and amortization expenses:

Our depreciation and amortization expenses were US$15 thousand for the fiscal year ended May 31, 2006 compared to US$6 thousand for the 5 month transitional period ended May 31, 2005, a 150% increase. The increase was primarily due to our purchase of fixed assets during the fiscal year ended May 31, 2006.

Interest income:

Interest income was US$2 thousand and US$4 thousand for the fiscal year ended May 31, 2006 and 5 month transitional period ended May 31, 2005. The US$2 thousand decrease was mainly due to lower cash balances.

Interest expenses:

All the interest expenses were incurred by Huaqing, a 51% owned subsidiary, from short-term bank loans to finance the Samsung distribution business. The operation of Huaqing was reclassified as discontinued operations in the financial statements and therefore there was no interest expenses during the fiscal year ended May 31, 2006 and 5 month transitional period ended May 31, 2005.

Income( Loss) from Continuing Operations:

Loss from continuing operations for the fiscal year ended May 31, 2006 was US$866 thousand, compared to US$286 thousand for the 5 month transitional period ended May 31, 2005. The sharp increase of the loss is mainly due to 4 million provisions on note receivable during the 5 month transitional period ended 31 May 2005.

Discontinued operations:

During the fiscal year period ended May 31, 2006, the discontinued operations represent the operation results of Huaqing and Control Tech and the loss on disposal of discontinued operation of Control Tech.   During the 5 month transitional period ended May 31, 2005, the gain on disposal of discontinued operation represent the disposal gain or loss of Guangzhou NewHuaSun Computer Co., Ltd, Shanghai GuoWei Since and Technology Co., Ltd, Wenzhou ZhongNan Group, Beijing Challenger Group and Hangzhou Huaqing Monitoring Technology Co., Ltd.  The gain from discontinued operation during the 5 month transitional period ended May 31, 2005 represent the operation result of Huaqing and Control Tech.

Minority interest:

Minority interest represented the profit shared by the minority shareholders of Huaqing (49%) and Control Tech (10%).  The operation of Huaqing and Control Tech was reclassified as discontinued operations in the financial statements and therefore there was no Minority interest during the fiscal year ended May 31, 2006 and 5 month transitional period ended May 31, 2005.

Income tax:

The Company had no revenue during the fiscal year ended May 31, 2006 and 5 month transitional period ended May 31, 2005. As a result, none of income tax was paid during the same period.

Liquidity and Capital Resources:

As shown in our accompanying financial statements, we had a net loss of US$3.8 million for the fiscal year ended May 31, 2007 as compared to a net loss of US$2.8 million for the same periods in 2006. Our current liabilities exceeded our current assets by US$481 thousand as of May 31, 2007.

As disclosed before, the Company entered into a Memorandum of Understanding to sell its Samsung business, the only IT business that the Company has remaining, and focus on the growing Chinese vocational training marketplace. This change likely will have a very significant demand on our capital resources in the near future.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included:

•	Look for growth opportunities through acquisitions and mergers with profitable education businesses;

•	Raising additional capital; and

•	Take measures to control cost and operating expenses

Operating activities:

During the fiscal year ended May 31, 2007, net cash used in operating activities was US$0.6 million, compared to net cash used by operating activities of US$0.7 million during the same period in 2006. The cash used in operation activities in the fiscal year ended May 31, 2007 resulted mainly from loss of US$3.8 million by netting off stock option costs of US$0.5 million, provision of assets pending for sale of $2.3 million, increase of prepaid expenses and other receivables of US$0.3 million. The cash used in operating activities in the same period of year 2006 was mainly resulted from net loss of $2.8 million and increase of prepaid expenses of $0.2 million by netting off provision on assets pending for sale of 1.8 million and stock option costs and stock issued for services of $0.1 million, increase of account payable of 0.2 million and discontinued operation of 0.2 million.

Investing activities:

Cash used by investing activities during the fiscal year ended May 31, 2007, was US$82 thousand compared to net cash used in investing activities of US$311 thousand for the same period in 2006. The cash used by investment activities in the fiscal year ended May 31, 2007 was due to cash decreased due to cease (disposal) of operation of subsidiary of US$278 thousand and purchase of property and equipment of US$5 thousand by netting off the proceeds from disposal of assets pending for sale of US$199 thousand and.  While the cash used in the fiscal year ended May 31 2006 is mainly resulted from cash decreased due to cease (disposal) of operation of subsidiaries of US$771 thousand and purchase of property and equipment of US$23 thousand by netting off the proceeds on notes receivable of US$484 thousand.

Financing activities:

Cash provided by financing activities during the fiscal year ended May 31, 2007 equaled to US$276 thousand compared to net cash used by financing activities of US$210 thousand during the year 2006. Cash Provided by financing activities during the fiscal year ended May 31, 2007 was primarily due to proceed from to related parties of $24 thousand and proceed on sale of common stock of $252 thousand.  Cash used in year 2006 by financing activities was mostly due to the payment to related parties.

Research and Development

Presently the company is not undertaking any significant Research and Development efforts.

Off-Balance Sheet Arrangements

During the fiscal year ended on May 31, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of May 31, 2007, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.81% to 1.71% per annum.

Interest Rate Risk

Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments.

Impact of Foreign Currency Rate Changes

Since we translate foreign currencies (primarily Chinese Yuans and Hong Kong Dollars) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of May 31, 2007, we did not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of The Hartcourt Companies, Inc. and its subsidiaries including the notes thereto, together with the report thereon of Kabani & Company, Inc. are presented below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
The Hartcourt Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Hartcourt Companies, Inc., a Utah Corporation (the “Company”) as of May 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended May 31, 2007, 2006 and for the transition five month period ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc as of May 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended May 31, 2007, 2006 and for the transition five month period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $71,495,815 as of May 31, 2007 and negative cash flow from operations amounting $639,882 for the year ended May 31, 2007. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

August 31, 2007.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31,
	2007	2006

ASSET

CURRENT ASSETS
Cash and cash equivalents	$20,611	$123,117
Prepaid expenses and other assets	41,549	193,818
TOTAL CURRENT ASSETS	62,160	316,935

PROPERTY & EQUIPMENT - NET	26,423	34,564
ASSETS HELD FOR DISPOSITION - NET	575,369	3,315,162
OTHER RECEIVABLE	100,600	-
GOODWILL	651,082	-

TOTAL ASSETS	$1,415,634	$3,666,661

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$510,203	558,141
Due to directors	136,452	49,869
Accrued expenses and other current liabilities	572,792	193,097

TOTAL CURRENT LIABILITIES	1,219,447	801,107

SHAREHOLDERS' EQUITY
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares
authorized, issued and cancelled	-	-
Class A preferred stock, 10,000,000 shares authorized,
none issued and outstanding	-	-

Common stock:
$0.001 par value, 239,999,000 authorized
May 31, 2007: 207,130,725 issued 205,081,997 outstanding
May 31, 2006: 196,893,263 issued 194,844,535 outstanding	205,082	194,845
Additional paid in capital	71,570,246	70,402,436
Treasury stock, at cost, 48,728 shares	(48,728)	(48,728)
Other comprehensive loss	(34,598)	26,375
Accumulated deficit	(71,495,815)	(67,709,374)

TOTAL SHAREHOLDERS' EQUITY	196,187	2,865,554

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,415,634	$3,666,661

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended May 31		For The Transition Period Ended
	2007	2006	May 31, 2005

Net sales	$-	$-	$-

Operating expenses:
General and administrative	1,330,560	850,592	279,999
Depreciation and amortization	16,776	15,431	5,845
Total operating expenses	1,347,336	866,023	285,844

Loss from continuing operations
before other income/(expenses)	(1,347,336)	(866,023)	(285,844)

Other income/(expense):
Interest income	688	1,789	3,543
Other	-	3,256	2,017
Total other income/(expense)	688	5,045	5,560

Loss from continuing operations	(1,346,648)	(860,978)	(280,284)

Discontinued operations:
Gain (loss) from discontinued operations	(90,156)	(145,992)	350,241
Provision for loss on disposal of assets pending for sales	(2,349,637)	-	-
Gain (loss) on disposal of discontinued operations	-	(1,827,990)	53,125
Income (loss) from discontinued operations	(2,439,793)	(1,973,982)	403,366

NET INCOME/(LOSS)	(3,786,441)	(2,834,960)	123,082

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain/(loss)	(60,973)	111,352	-

NET COMPREHENSIVE LOSS	$(3,847,414)	$(2,723,608)	$123,082

BASIC AND DILUTED EARNINGS/(LOSSES)
PER COMMON SHARE:

Loss from continuing operations	$(0.01)	$(0.00)	$(0.00)
Earnings (loss) from discontinued operations	$(0.01)	$(0.01)	$0.00
Earnings (loss) per share	$(0.02)	$(0.01)	$0.00

* Basic and fully diluted (weighted average)	197,512,791	194,049,240	191,503,585

The accompanying notes form an integral part of these consolidated financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED MAY 31, 2007 AND 2006 AND FOR THE FIVE MONTH PERIOD ENDED MAY 31, 2005

	Common Stock		Additional paid In	Treasury Stock		Compre- hensive	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance - December 31, 2004	171,658,757	$171,659	$69,631,389	48,728	(48,728)	$(84,977)	$(64,997,496)	$4,671,847

Share issued for consulting services	5,900	6	1,485	--	--	--	--	1,491
Shares issued for compensation	387,777	388	62,918	--	--	--	--	63,306
Shares issued for acquisition of Control Tech	19,588,875	19,589	1,939,299	--	--	--	--	1,958,888
Shares issued for private offering	25,642,857	25,643	999,357	--	--	--	--	1,025,000
Treasury shares received	--	--	--	23,545,704	(2,354,571)	--	--	(2,354,571)
Cancellation of treasury shares	(23,545,704)	(23,546)	(2,331,025)	(23,545,704)	2,354,571	--	--	--
Net income	-	--				--	123,082	123,082

Balance -May 31,2005	193,738,462	193,739	70,303,423	48,728	(48,728)	(84,977)	(64,874,414)	5,489,043

Shares issued for compensation and service	1,106,073	1,106	71,013	--	--	--	--	72,119
Other comprehensive loss (foreign currency translation)			--	--	--	111,352	--	111,352
Stock options issued for services			28,000					28,000
Net loss	--	--	--	--	--	--	(2,834,960)	(2,834,960)

Balance -May 31,2006	194,844,535	194,845	70,402,436	48,728	(48,728)	26,375	(67,709,374)	2,865,554

Shares issued for compensation and service	1,128,344	1,128	62,239					63,367
Shares issued for acquisition of China Princely	5,400,000	5,400	372,600					378,000
Shares issued for cash	3,709,118	3,709	248,663					252,372
Other comprehensive loss (foreign currency translation)						(60,973)		(60,973)
Stock options issued for services			484,308					484,308
Net loss							(3,786,441)	(3,786,441)

Balance -May 31,2007	205,081,997	$205,082	$71,570,246	48,728	$(48,728)	$(34,598)	$(71,495,815)	$196,187

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Fiscal Years Ended May 31		For the transition period ended
	2007	2006	May 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(3,786,441)	$(2,834,960)	$123,082

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
(Gain) loss on disposal /assets pending for sale	2,349,637	1,827,990	(53,125)
Depreciation	16,776	15,431	5,845
Stock options issued for services	484,308	28,000	-
Stock issued for services and compensations	63,367	72,119	64,797
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	155,477	(174,523)	4,516
Accounts payable	(47,930)	220,613	(258,094)
Accrued expenses and other current liabilities	34,768	(39,185)	107,250
NET CASH USED IN CONTINUED OPERATIONS	(730,038)	(884,515)	(5,729)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	90,156	145,991	(350,241)
NET CASH USED IN
OPERATING ACTIVITIES	(639,882)	(738,524)	(355,970)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(4,684)	(23,395)	(774)
Proceeds on acquisition of Subsidiary	275	-	-
Proceeds on notes receivable, net	-	483,793	-

NET CASH PROVIDED BY (USED IN) CONTINUED OPERATIONS	(4,409)	460,398	(774)
NET CASH USED IN DISCONTINUED OPERATIONS	(77,855)	(771,073)	(705,734)
NET CASH USED IN
INVESTING ACTIVITIES	(82,264)	(310,675)	(706,508)
The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	For The Fiscal Years Ended May 31		For the transition period ended
	2007	2006	May 31, 2005

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds on sale of common stock	252,372	-	1,025,000
Proceeds on stock subscriptions	-	-	-
Proceeds from (payments to) related parties-net	24,286	(210,938)	-
Payment of SEC disgorgement	-	-	(1,108,535)
NET CASH PROVIDED BY (USED IN) CONTINUED OPERATIONS	276,658	(210,938)	(83,535)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	-	-	-

NET CASH USED IN FINANCING ACTIVITIES	276,658	(210,938)	(83,535)

EFFECT OF EXCHANGE DIFFERENCE	65,427	13,340	2

NET (DECREASE)/INCREASE IN CASH	(380,061)	(1,246,797)	(1,146,011)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	400,672	1,369,914	1,744,852

CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,611	123,117	598,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Cash paid for interest	$-	$-	$-
Cash paid for income taxes, net of refund received	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
In Conjunction with acquisition of subsidiaries
Fair value of shares issued for acquisition	$378,000	$-	$-
		-	-
		-	-

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2007 AND 2006

NOTE 1 GENERAL

The Hartcourt Companies, Inc. ("Hartcourt" or the "Company"), was incorporated in Utah in 1983.  Previously, we were a distributor of internationally well known brand named IT hardware products and related services in the People’s Republic of China. In August 2006, we announced our intention to change our business by focusing on the vocational/training and education marketplace in the People’s Republic of China.

On December 28, 2006, the Company entered into a definitive agreement to acquire a 51% equity interest in Taishun Yucai Senior School in Zhejiang Province China (“Yucai”), a high school education and vocational training service provider in Wenzhou, Zheijiang, the People’s Republic of China. The remaining 49% of the equity interests in Yucai will be held by its current shareholders led by Mr. Shunsheng Dong. Under the terms of the purchase agreement, the purchase price that the Company agreed to pay for the acquisition is $2,000,000 cash and 5,500,000 shares of the Company’s restricted common stock. Pursuant to the purchase agreement, the $2,000,000 cash will be payable in three installments within one year time after closing of the acquisition and the 5,500,000 shares will be payable upon closing of the acquisition. Mr. Dong and his fellows together with Yucai have jointly guaranteed that the Company will receive a minimum of $554,487 (RMB 4,325,000) in terms of profit and management fee each year for the three years following closing (2007-2009), in the event that the net profit is less than the guaranteed amount to the Company, Mr. Dong and his fellows shall make up for the difference before May 31 of each year in respect thereof. The Company has guaranteed that the average 3-day closing price of its shares on the days immediately prior to the one year anniversary of the closing date will be not less than $0.50 per share, in the event that the share price is less than $0.50, the Company shall credit additional cash or issue new restricted shares to make it up. As of May 31, 2007 the transaction has not been consummated.

On May 15, 2007, the Company completed the acquisition of 100% of the equity interest in China Princely pursuant to the purchase agreement. China Princely has changed its name to Hartcourt Princely Education Technology Development (Beijing) Co., Ltd (“Hartcourt Princely”). The purchase price is US$38,462 (RMB300,000) and 5,400,000 shares of the Company’s restricted common stock. Additional capital of US$269,230 (RMB2,100,000) will also be injected to Hartcourt Princely.

As of May 31, 2007, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of May 31, 2007, Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc., use its employees as nominees, owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China. In Apr 2007, the Company decided to wind up Hartcourt Hi-Tech Investment (Shanghai) Inc. The wind-up process is expected to be completed by Oct 2007.

As of May 31, 2007, AI-Asia, Inc., the third holding company, owns 100% equity of Hartcount Education Investment Management Consulting (Shanghai) Co., Ltd (former name is AI-Asia (Shanghai) Information Technology, Inc),, located in Shanghai, China, and owns 100% equity of China Princely Education Technology Development Company Limited (“China Princely”).

As of May 31, 2007, Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd owns 100% equity of Hartcourt Princely Education Technology Development (Beijing) Co., Ltd. Hartcourt Princely is located in Beijing, China.

On February 26, 2007, the Board of Directors approved the resolution to dispose off the operations of Shanghai Jiumeng Information Technology Co., Ltd. (“Shanghai Jiumeng”) and entered into a definitive agreement with Shanghai Shiheng Architecture Consulting Co., Ltd to sell its 100% equity interests in Shanghai Jiumeng Information Technology Co., Ltd. (“Shanghai Jiumeng”), which holds 51% equity interest in Shanghai Huaqing Corporation Development Ltd. (“Shanghai Huaqing”).

On June 11, 2007, Shanghai Shiheng Architecture Consulting Co., Ltd (the “Purchaser”) terminated the Sales & Purchase Agreement it had entered into with The Hartcourt Companies, Inc. (the “Company”) on February 26, 2007.  The Purchaser refused to consummate the transaction for the agreed upon purchase price.  Pursuant to that agreement, the Company would have sold its interest in Shanghai Jiumeng Information Technology Co., Ltd, which holds a 51% equity interest in Shanghai Huaqing Corporation Development Ltd.

In June 2007 we have entered into a nonbinding Memorandum of Understanding (the “MOU”) to sell our 51% interest in Shanghai Huaqing Corporation Development Co., Ltd. The MOU is subject to execution of a definitive agreement, and subject to the receipt of required third party consents and approvals. The contemplated purchase price is RMB 4,000,000(US$525,491). In addition, a shareholder of Huaqing Shanghai will return 997,550 shares of our common stock to the individual or entity designated by us. This sale, if consummated, will complete our transition from the information technology distribution business to the business of operating vocational and technical educational schools.

As of May 31, 2007, the Company has classified the Shanghai Huaqing Corporation Development Ltd business as discontinued operation. (See note 13)

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

For purposes of these consolidated financial statements, the Hartcourt Companies,  Inc. and its subsidiaries are referred to collectively as the "Company" or "Hartcourt".  The accompanying 2007 and 2006 consolidated  financial statements for the Company includes the accounts balances of its majority owned subsidiaries.

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

f) Prepaid expenses

Prepaid expenses are expenses that are allocated into the period in which they are incurred and in subsequent periods, and be amortized within one year (inclusive). They include amortization of low-valued consumables, prepaid insurance expenses, lump-sum payment for stamps in large amount that need to be amortized.

Prepaid expenses generally will be amortized in equal installments and charged as costs or expenses of periods benefiting within one year. If certain prepaid expense item cannot benefit the company any more, its un-amortized amount is recorded as an expense for the current period. Prepaid expenses amounted to $496 at May 31, 2007 and is included in “Prepaid expenses and other assets” in the accompanying financial statements.

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

j) Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of May 31, 2007, there were no significant impairments of its long-lived assets used in operations.

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

m) Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on June 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of June 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after June 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for the Company’s stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

n) Foreign Currencies Translation

Assets and liabilities in foreign currency are recorded at the balance sheet date at the rate prevailing on that date. Items of income statement are recorded at the average exchange rate. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currencies of the Company are Chinese Renminbi and Hongkong Dollars.

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

s) Recently Issued Accounting Standards

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect of adoption of this statement on the financial statements..

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

This Statement is effective as of the beginning of the Company's first fiscal year that began after September 15, 2006. Management is currently evaluating the effect of adoption of this statement on the financial statements.

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	A brief description of the provisions of this Statement

b)	The date that adoption is required

c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FASB 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FASB 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

NOTE 3                                EARNINGS/(LOSSES) PER SHARE

Basic and diluted (loss) income per common share is computed as follows:

	May 31, 2007	May 31, 2006	May 31, 2005

Net income (loss)	$(3,786,441)	$(2,834,961)	123,082
Effects of dilutive securities	-	-

Weighted average shares outstanding	197,512,791	194,049,240	191,503,585

Basic and dilutive earnings/(losses) per share	$(0.01)	$(0.01)	0.00

As of May 31, 2007, we had 34,600,000 options outstanding, each exercisable for one share of our common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects.

NOTE 4 SHAREHOLDERS’ EQUITY

a) Capitalization

The total number of shares of stock which the Company has the authority to issue is 250,000,000 consisting of 239,999,000 shares of common stock, $0.001 par value, 1,000 shares of original preferred stock, $0.01 par value (the Original Preferred Stock), and 10,000,000 shares of Class A preferred stock. The total number of shares of the Company’s common stock outstanding as of May 31, 2007 and May 31, 2006 are 205,081,997 and 194,844,535 respectively.

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

d) Equity Transactions during the Year

Following is the summary of equity transactions during the year ended May 31, 2007.

On June 20, 2006, we issued 200,000 shares of our common stock valued at $6,000 in lieu of cash payment for consulting service, which were approximately equal to the fair market value of the stock at issue date.

On July 5, 2006, we issued 232,000 shares of our common stock valued at $9,875 in lieu of cash payment for director service compensation, which were approximately equal to the fair market value of the stock at issue date.

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

On January 1, 2007, we issued 196,450 shares of our common stock valued at $14,000 in lieu of cash compensation for director service compensation, which were approximately equal to the fair market value of the stock at issue date.

On January 1, 2007, we issued 95,474 shares of our common stock valued at $6,492 in lieu of cash payment for employee service compensation, which were approximately equal to the fair market value of the stock at the issuance date.

On Apr 1, 2007, we issued 151,252 shares of our common stock valued at $13,000 in lieu of cash compensation for director service compensation, which were approximately equal to the fair market value of the stock at issue date.

 On May 21, 2007, we issued 5,400,000 shares of our common stock valued at $378,000 for acquisition of China Princely, which were approximately equal to the fair market value of the stock at issue date.

Following is the summary of equity transactions during the year ended May 31, 2006.

On August 15, 2005, we issued 109,675 shares of our common stock valued at $10,875 in lieu of cash payment for director service compensation, which were approximately equal to the fair market value of the stock at issue date.

On October 1, 2005, we issued 127,100 shares of our common stock valued at $10,375 in lieu of cash payment for director service compensation, which were approximately equal to the fair market value of the stock at issue date.

On January 1, 2006, we issued 88,835 shares of our common stock valued at $7,875 in lieu of cash payment for director service compensation, which were approximately equal to the fair market value of the stock at issue date.

On January 1, 2006, we issued 17,885 shares of our common stock valued at $1,809 in lieu of cash payment for consulting service, which were approximately equal to the fair market value of the stock at issue date.

On January 1, 2006, we issued 33,523 shares of our common stock valued at $1,810 in lieu of cash payment for employee service compensation, which were approximately equal to the fair market value of the stock at the issuance date.

On April 1, 2006, we issued 129,055 shares of our common stock valued at $9,375 in lieu of cash payment for director service compensation, which were approximately equal to the fair market value of the stock at issue date.

On April 24, 2006, we issued 600,000 shares of our common stock valued at $30,000 in lieu of cash payment for consulting service, which were approximately equal to the fair market value of the stock at issue date.

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

The board of directors has proposed a new stock option plan in year 2005 to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company. The 2005 plan provides for the issuance of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock-related awards and performance awards that may be settled in cash, stock, or other property. The total number of shares of our common stock that may be subject to awards under the 2005 plan is equal to 35,000,000 shares, plus (i) the number of shares with respect to which awards previously granted under the 2005 Plan that terminates without the issuance of the shares or where the shares are forfeited or repurchased; (ii) with respect to awards granted under the 2005 Plan, the number of shares which are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award and (iii) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2005 Plan. Unless earlier terminated by our Board of Directors, the 2005 plan will terminate on the earlier of (1) ten years after the later of (x) its adoption by our Board of Directors, and (y) the approval of an increase in the number of shares reserved under the 2005 plan by our Board of Directors (contingent upon such increase being approved by our shareholders) and (2) such time as no shares of our common stock remain available for issuance under the 2005 plan and we have no further rights or obligations with respect to outstanding awards under the 2005 plan. Options granted under the Plan are restricted as to sale or transfer.

The 2005 stock option plan was approved on Nov 23, 2005 during the annual shareholders meeting.

The number of shares of common stock reserved and available under the 2005 Stock Option Plan was approved to increase from 35,000,000 to 70,000,000 at the annual meeting of shareholders on February 24, 2007.

On May 31, 2006, the Board of Directors of the Company appointed Mr. Victor Zhou to be the acting Chief Executive Officer, effective June 1, 2006. Mr. Victor Zhou’s employment agreement was signed on June 1, 2006. The compensation includes a monthly salary of $8,333. In addition, Mr. Victor Zhou was granted an option to purchase 10,000,000 shares of our common stock with excise price of $0.04. The stock option vesting schedule is as following:

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

On July 4, 2006, the Company granted Billy Wang, Chairman of the Board, an option to purchase 5,000,000 shares of the Company’s common stock at excise price of $0.05. The option will vest on September 28, 2007 and is exercisable within five years time after vesting.

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

The following table summarizes the activity of stock options:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Shares under option at Dec 31, 2004	7,300,000	$0.28	270,000
Granted	20,300,000	$0.09
Exercised
Expired
Cancelled

Shares under option at May 31, 2005	27,600,000	$0.14	$323,000
Granted	1,000,000	$0.09
Exercised
Expired	4,000,000	$0.207
Cancelled

Shares under option at May 31, 2006	24,600,000	$0.127	$0-
Granted	29,000,000	$0.05
Exercised	-	-
Expired	3,000,000	$0.30
Cancelled	16,000,000	$0.09

Share under option at May 31, 2007	34,600,000	$0.06	$690,000

Additional information relating to stock options outstanding and exercisable at May 31, 2007 summarized by exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	May 31,	Contractual	Exercise	May 31,	Exercise
Price	2007	Life	Price	2007	Price

$0.04 - $0.05	29,000,000	5.3 Year	$0.05	3,750,000	$0.05
$0.09	5,300,000	3.83 Year	$0.09	5,300,000	$0.09
$1.00	300,000	1.04 Year	$1.00	300,000	$1.00

During the year ended May 31, 2007, a total of 3,750,000 options vested and the Company recorded $484,308 in stock based compensation expense.

b) Warrants

There are no warrants outstanding for the year ended May 31, 2007 and the year ended May 31, 2006.

As of May 31, 2005, there were 29,010,239 outstanding warrants to purchase 29,010,239 shares of common stock at $0.001 par value at $0.058 per share.

In connection with signing a private placement of Hartcourt shares with Enlight Corporation Ltd., on October 23, 2002, Hartcourt granted Enlight warrants to purchase 29,010,239 shares at the price doubling the trading price on the issuance date. The warrants expired on October 22, 2005. On March 11, 2004, Hartcourt have been informed by Enlight that all of its warrants will not be exercised unless a buy-out of Hartcourt (either by management or by third parties), should Hartcourt agree to extend the validity of the warrants until October 22, 2009. The Company has not extended the validity of warrants and these warrants expired as of May 31, 2007.

NOTE 5                                 GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $71,495,815 and $67,709,374 as of May 31, 2007 and May 31, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments, 2) disposal of unprofitable or unfavorable return-on-investment operations, and 3) continue actively seeking additional funding through offshore private placement to satisfy working capital requirements.

NOTE 6                                PREPAID EXPENSES AND OTHER ASSETS

Deposit, other debtors and prepaid expenses as of May 31, 2007 and 2006 are summarized as follows:

	May 31, 2007	May 31, 2006
Prepaid expenses	496	405
Deposits	$41,053	193,413

Total	$41,549	193,818

NOTE 7    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of May 31, 2007 and 2006 are summarized as follows:

	Amount	Amount
	May 31, 2007	May 31, 2006
	$	$
Accrued directors’ compensations	196,500	7,250
Accrued rental fee	3,412	-
Accrued professional fees	83,235	129,136
Accrued other expenses	34,631	40,073
Tax payable	904	204
Payroll payable	21,690	-
Welfare	9,588	-
Other payable	222,832	16,434
	_______	_______
Total	$572,792	$193,097

NOTE 8                                PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of May 31, 2007 and 2006 are summarized as follows:

	May 31, 2007	May 31, 2006
Office equipment and computers	$61,172	$69,631
Less: accumulated depreciation	(34,749)	(35,067)

Property and equipment, net	$26,423	$34,564

NOTE 9                   ACQUISITION

On May 15, 2007, the Company closed the purchase of 100% interest in China Princely Education Technology Development Company Limited (“China Princely”), an authorized accrediting organization for China vocational education located in Beijing, the People’s Republic of China. Under the terms of the purchase agreement, the purchase price that the Company agreed to pay to the shareholders of China Princely is $39,180 (RMB300,000) and 5,400,000 shares of the Company’s restricted common stock. In addition, a $274,258 (RMB2,100,000) of capital injection in China Princely was also due at closing. As of May 31, 2007, we haven’t paid the cash consideration of $39,180 and the $274,258 capital injection.

A summary of China Princely assets acquired, liabilities assumed and consideration paid for is as follows:

Amount

Current assets	$8,345
Good will	651,082
Property & equipment	4,155
Current liabilities	(246,000)

$417,180

Consideration paid
Cash	$39,180
Common Stock	378,000

$417,180

The following un-audited pro forma consolidated financial information for the years ended December 31, 2007 and 2006, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on June 1, 2005 and 2006 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on June 1, 2005 and 2006 respectively, and may not be indicative of future operating results.

China Princely	Years ended May 31		Five months period ended
	2007	2006	May 31, 2005
	(UN-AUDITED AND IN U.S. DOLLARS)

Operating loss	$(1,430,039)	$(1,003,952)	$(330,284)
Net income (loss)	$(3,869,146)	$(2,972,880)	$73,082
Earnings (loss) per share - basic	$(0.02)	$(0.02)	$0.00
Earnings (loss) per share - diluted	$(0.02)	$(0.02)	$0.00

NOTE 10                                DUE TO DIRECTORS

The amount due to directors as of May 31, 2007 and 2006 represents director fee due to the Company’s directors. The amount due to directors is interest free without maturity date.

NOTE 11                                 RELATED PARTY TRANSACTION

Following is the summary of related parties transactions for the year ended May 31, 2007:
During the year ended May 31, 2007, Hartcourt issued 832,870 shares of common stock valued at $50,875 to its directors for services rendered. The stocks were valued at the average market price for the period for which service were provided.

During the year ended May 31, 2007, Hartcourt issued 95,474 shares of the Company’s common stock valued at $6,492 for employee service compensation. The stock were valued at the average market price for the period for which service were provided.

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

NOTE 12  GOODWILL

Goodwill resulting from the acquisition of China Princely amounted to $651,082 as of May 31, 2007.

NOTE 13                      DISCONTINUED OPERATIONS

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

The investment in Control Tech US$300,000 has been classified as assets pending for sale on the accompanying consolidated balance sheet as of May 31, 2006.

Following is the summary of net assets held for disposition as of May 31:

	2007	2006
Assets held for disposition	-	$2,724,342
Loss from discontinued operations	-	(596,352)
Provision against assets held for disposition	-	(1,827,990)
Net assets held for disposition	-	$300,000

In September 2006, the Company entered into a definitive sales & purchase agreement to sell its interest in Control Tech. During the fiscal year ended May 31, 2007, US$199,400 was collected, and the remaining balance of $100,600 has been reclassified to other receivable.

Shanghai Huaqing Corporation Development Co., Ltd.

On February 26, 2007, the Board of Directors approved the resolution to dispose off the operations of Shanghai Jiumeng Information Technology Co., Ltd. (“Shanghai Jiumeng”) and entered into a definitive agreement with Shanghai Shiheng Architecture Consulting Co., Ltd to sell its 100% equity interests in Shanghai Jiumeng Information Technology Co., Ltd. (“Shanghai Jiumeng”), which holds 51% equity interest in Shanghai Huaqing Corporation Development Ltd. (“Shanghai Huaqing”).

On June 11, 2007, Shanghai Shiheng Architecture Consulting Co., Ltd (the “Purchaser”) terminated the Sales & Purchase Agreement it had entered into with The Hartcourt Companies, Inc. (the “Company”) on February 26, 2007.  The Purchaser refused to consummate the transaction for the agreed upon purchase price.  Pursuant to that agreement, the Company would have sold its interest in Shanghai Jiumeng Information Technology Co., Ltd, which holds a 51% equity interest in Shanghai Huaqing Corporation Development Ltd.

In June 2007 we have entered into a nonbinding Memorandum of Understanding (the “MOU”) to sell our 51% interest in Shanghai Huaqing Corporation Development Co., Ltd to its minority shareholders. The MOU is subject to execution of a definitive agreement, and subject to the receipt of required third party consents and approvals. The contemplated purchase price is RMB 4,000,000(US$525,491). In addition, a shareholder of Huaqing Shanghai will return 997,550 shares of our common stock to the individual or entity designated by us, while the shares are expected to be sold for US$49,878 (RMB379,668) cash.

Following is the summary of net assets held for disposition as of May 31:

	2007	2006
Assets held for disposition	$3,015,161	$2,564,799
Income (loss) from discontinued operations	(90,156)	450,362
Provision against assets held for disposition	(2,349,637)	-
Net assets held for disposition	$575,368	$3,015,161

NOTE 14                                COMMITMENTS AND CONTINGENCIES

a) Employment Agreements

The current senior management consists of a Chief Executive Officer (“CEO”) and an President & Chief Financial Officer (“CFO”). Each of the Company’s executive employment agreements stipulate that senior executives, CEO and President & CFO of the Company, can be terminated without causes with a written notice of 90 days or less.

Effective from June 1, 2004, Carrie Hartwick was added to her responsibilities as President and CFO the responsibility of CEO. The new employment agreement was signed on March 9, 2005. The compensation was US$150,000 payable in equal monthly installment of US$12,500 cash. Ms Hartwick was granted an option to purchase 15 million shares of common stock at 0.09 per share.

Subsequent to the year, on May 31, 2006, the Board of Directors of the Company accepted the resignation of Ms. Carrie Hartwick from CEO & President as well as the director, due to her personal reasons.

On May 31, 2006, the Board of Directors of the Company appointed Mr. Victor Zhou to be the acting Chief Executive Officer, effective on June 1, 2006. Mr. Victor Zhou’s employment agreement was signed on June 1, 2006. The compensation includes a monthly salary of $8,333. In addition, Mr. Victor Zhou was granted 10,000,000 stock options with excise price of $0.04. The stock option veting schedule is as following:

■	2,000,000 stock options vested on August 30, 2006.
■	6,000,000 stock options with three installments of 2,000,000 options each vested upon each successful new business acquisition of the Company.
■	2,000,000 stock options vested upon each full profitable year.

On September 1, 2006, the Board of Directors of the Company promoted Mr. Victor Zhou to be the Chief Executive Officer. The Company signed the new employment contract with Mr. Zhou on September 1, 2006. The compensation includes an annual base salary of $100,000, payable by equal monthly installment of US$8,333 cash. In addition, Mr. Victor Zhou was granted 11,000,000 stock options with excise price of $0.05. The stock option vesting schedule is as following. These options replace the options that were granted on June 1, 2006.:

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

Mr. Yungeng Hu’s employment agreement was signed on June 1, 2006. The compensation includes an annual base salary of $150,000, payable by equal monthly installment of US$12,500 cash. In addition, Mr. Yungeng Hu was granted 11,000,000 stock options with excise price of $0.04. The stock option vesting schedule is as following:

■	7,500,000 stock options vested pro rata over 2 years of the employment contract period.
■	2,000,000 stock options vested upon each successful new business acquisition of the Company.
■	1,500,000 stock options vested upon each full profitable year

b) Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through August 4, 2007. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the fiscal year ended May 31, 2007 and 2006 were $38,240 and $36,716, respectively.

In July 2007, the Company moved its principal office to a new place and entered into a 2-year non-cancelable lease agreement.

The future minimum annual lease payments required under this operating lease are as follows:

Year Ending May 31	Payments

2008	$108,690

c) Legal Proceedings

Hartcourt Hi-Tech Investment (Shanghai) Inc. filed a compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd for returning RMB 1,000,000 which they owed the Company. On December 19, 2006, Beijing Shi Jing Shan District Court entered the Judgment in this case. The court found that Hartcourt Hi-Tech Investment (Shanghai) Inc. has no rights to file the compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd. unless designated by Hartcourt Capital, Inc., which signed and bound by the acquisition agreement. The courts issued an order overruling the compliant from Hartcourt Hi-Tech Investment (Shanghai)., Inc. as the plaintiff. The plaintiff can appeal to Beijing No. 1 Intermediate People’s Court if objecting to the rule. The Company has prepared additional lawsuit material and lodged the petition to appeal to Beijing No. 1 Intermediate People’s Court.

On August 10, 2007, Hartcourt Capital Inc filed law suit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd for returning RMB 1,000,000 which they owed the Company. The law suit is in the initial stage and the outcome cannot be estimated as of May 31, 2007.

NOTE 15  INCOME TAXES

At May 31, 2007 and 2006, the Company had net operating loss for tax purposes of approximately $3,377,000 and $3,373,000. The net operating loss carry forward may be used to reduce taxable income through the year 2027.

The gross deferred tax asset balance as of May 31, 2007 and 2006 was $1,306,000 and $1,305,000 respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset are as follows:

	May 31, 2007		May 31, 2006

Deferred tax asset		$1,306,000		$1,305,000
Less: valuation allowance		(1,306,000)		(1,305,000)
	$	-----------	$	------------

The following is a reconciliation of the income tax rate to the income taxes reflected in the Statement of Operations:

	May 31, 2007	May 31, 2006

Tax expense (credit) at statutory rate-federal	$(1,188,000)	$(1,187,000)
State tax expense (credit) net of federal tax	(118,000)	(118,000)
Valuation allowance	1,306,000	1,305,000
Foreign income tax	-	309,000
Tax expense at actual rate	$-	$309,000

Income tax expense for the year ended May 31, 2007 and 2006 is $0 and $309,000 respectively consists of tax on income of the Company’s subsidiary in China which is now part of discontinued operations as of May 31, 2007.

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

NOTE 17                      SUBSEQUENT EVENTS (UNAUDITED)

In June 2007, the Company entered into a memorandum of understanding to sell its 51% equity interest in Shanghai Huaqing to its minority shareholders. Pursuant to the MOU, the cash proceeds from the sale will be RMB4,000,000 (US$525,491). In addition, a shareholder of Huaqing Shanghai will also return 997,550 shares of our common stock to the individual or entity designated by the Company, while the shares is expected to be sold for US$49,878 (RMB379,668) cash. The transaction must be approved by the Company’s stockholders. The Company is in the process of filing the proxy statement to secure such approval with the United States Securities and Exchange Commission and will distribute the proxy statement and seek to obtain the necessary stockholders approval following the effectiveness of such proxy statement.

In June 2007, the Company entered into a Memorandum of Understanding with Chongqing Zhengda Software Group Co., Ltd to acquire 100% equity interests in its two subsidiaries: Chongqing Zhengda Education Group and Chongqing Zhengda Hengling Co., Ltd. We have conducted due diligence for the proposed acquisition and a proxy statement for this transaction will be sent out to the selling shareholders for approval.

NOTE 18                      RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the year ended May 31, 2007 presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of May 31, 2007, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2007.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended May 31, 2007, there was no change in our internal control and procedures over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting included in Part II, Item 9A, on page 56, of this Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The following table sets forth certain information regarding our Board of Directors and Executive Officers, as of August 17, 2007:

Director Name	Age	Position
Victor Zhou	38	Chief Executive Officer and Director
Yungeng Hu	42	Chief Financial Officer, President and Director
Wilson W. S. Li(1)	45	Director
Billy Y.N. Wang(1)(2)	43	Director
Geoffrey Wei (2)	40	Director

There are no family relationships between any director or executive officer and any other director or executive officer of Hartcourt.  With the exception of Mr. Zhou and Mr. Hu, all directors are independent under the independence standards applicable to the Company.

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Set forth below is the biographical information on all directors.

VICTOR ZHOU, age 38 Victor Zhou has been a director of the Company since 2004.  Mr. Zhou was acting Chief Executive Officer from June 1, 2006 to August 31, 2006.  On September 1, 2006 Mr. Zhou was appointed Chief Executive Officer of the Company.  Previously, Mr. Zhou was the President of Fixed Assets Investment of Huatai Securities, one of the top ten securities firms in China, since November 2003. He was with Huatai Securities since 1997 and served in other senior management positions with increasing responsibilities. Before joining Huatai Securities, Mr. Zhou was the General Manager with Jiangsu Securities from 1993 until 1997. Mr. Zhou has extensive experiences in securities trading, private equity investment, and asset management. Mr. Zhou received his B.A. in Economics from Hunan University and EMBA degree from China Europe International Business School.

YUNGENG HU, age 42. Yungeng Hu has been a director of the Company since 2006.  Mr Hu has serves as President and Chief Financial Officer of the Company since June 1, 2006.  Mr. Hu was a senior banker with several financial institutions. Before joining Hartcourt, Dr. Hu served as a Managing Director of Investment Banking at CLSA, bringing his substantial experience to the firm’s China operations, in the areas of ECM and M&A. Prior to CLSA, Mr. Hu was the General Manager of Hangzhou Hyatt Hotel for two years. Mr. Hu holds an MBA from Helsinki School of Economics and a Ph.D from New York University.

WILSON W.S. LI, age 45. Wilson W.S. Li has been a director of Company since 2004.  Dr. Li has been the First Vice President of Shenzhen Capital Group, the largest Chinese investment holding company, since August 1999. Prior to that, he served in the Shenzhen Planning Bureau. Dr. Li has extensive experience in fund management, risk control, investment, and international business. Dr. Li received his Masters degree in Social Science from Zhongshan University, Ph.D. in Management Science from Xian Jiaotong University and Ph.D. in Public Administration & Government Policy from the Chinese Academy of Social Science.

BILLY Y.N. WANG, age 43. Dr. Billy Y.N. Wang has been a director of the Company since 2002. Dr. Wang has been the Country Manager of NCH Corp China, a multi-national chemical company with more than three subsidiaries in China, since 1997. From 1994 to 1997, Dr. Wang was the President of Xibic Enterprises Ltd. and Senior Consultant at WCE, specializing in international business development and technology transfer. From 1991 to 1997, Dr. Wang served as the Advisor for the Office of International Trade of Washington D.C. Dr. Wang obtained his Masters and Doctorate degrees in Chemical Engineering from the University of Virginia, and Bachelors degree from the University of Massachusetts.

GEOFFREY WEI, CICPA, age 40.  Geoffrey has been a director of the Company since 2002. Mr. Wei is a principle partner of WHCD, a Chinese CPA firm. From September 2002 to September 2004, Mr. Wei was the CFO of GreenWare Technologies, A Chinese company. Mr. Wei was the interim CFO, Vice President and Chief Accountant for Netease.com Inc (Nasdaq NM: NTES) from February 2000 to September 2001. He also worked in audit, tax, and business advisory divisions of PriceWaterhouseCoopers and KPMG, both in China and abroad. Mr. Wei received his Bachelors degree from Beijing Polytechnic University.

Audit Committee and Audit Committee Financial Expert

On February 27, 2006, the Board of Directors of the Company accepted the resignation of Mr. Geoffrey Wei as the Chairman of Audit Committee due to personal reasons. Currently our Audit Committee is comprised of two members of our Board of Directors: Wilson Li & Billy Y.N. Wang, both of whom are independent under applicable securities laws and regulations. Wilson Li is the Chairman of the Audit Committee and the Committee’s financial expert.

Board Meetings and Committee Meetings

During the year ended May 31, 2007, the Board held seven board meetings.  All directors attended all meetings except Geoffrey Wei absent from two Board meetings.

The Compensation Committee held two meetings, with no member absent.

The Audit Committee held one meeting, with no member absent.

Changes to Security Holder Recommendation Procedures for Nominees to Board of Directors

None.

Section 16(a) Beneficial Ownership Reporting Compliance

The officers and directors of The Hartcourt Companies, Inc. listed below, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

	Number of late reports.	Number of transactions that were not reported on a timely basis.	Any known failure to file a required Form.
Yungeng Hu	3	1	Failed to file an initial Form 3 and a Form 4 for each transaction for which it was required
Wilson Li	5	13	Failed to file an initial Form 3 and a Form 4 for each transaction for which it was required
Billy Y.N. Wang	5	2	Failed to file an initial Form 3 and a Form 4 for each transaction for which it was required
Geoffrey Wei	7	16	Failed to file an initial Form 3 and a Form 4 for each transaction for which it was required
Victor Zhou	5	6	Failed to file an initial Form 3 and a Form 4 for each transaction for which it was required

Code of Ethics

We have adopted a corporate code of ethics, which is applicable to our principal officers. A copy of the code of ethics is filed as an exhibit to this annual report. We believe that our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations of our code of ethics; and provide accountability for adherence to our code of ethics.  A copy of the code of ethics is available without charge to any person who submits a written request Ms. Ni Tingting, The Hartcourt Companies, Inc., Room 1405, China Enterprise Tower Complex, No. 2, Hua Shan Road, Shanghai, China 200040.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview of Compensation Program

The Company’s executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee ensures that the total compensation paid to executive officers and other senior employees of the Company is reasonable and competitive.

Compensation Objectives

The Compensation Committee reviews compensation levels of the executive officers to confirm that compensation is in line with performance and industry practices. The executive compensation program is designed by the Committee to (i) enable the Company to attract, retain and motivate the most qualified talent who contribute to the long-term success of the Company; (ii) align compensation with business objectives and performance; and (iii) align incentives for executive officers with the interest of shareholders in maximizing shareholder value. The Committee emphasizes performance-based compensation that is competitive with the marketplace, and the importance of clearly communicating performance objectives.

Elements of Compensation

The Company’s compensation program includes both cash and equity-based elements. Because it is directly linked to the interest of our shareholders, equity-based compensation is emphasized in the design of the Company’s compensation programs.

Salary:
The Compensation Committee sets a base salary range for each executive officer, including Chief Executive Officer, Chief Financial Officers & President, by reviewing the base salary for comparable positions of a broad peer group, including companies similar in size and business that compete with the Company in the recruitment and retention of senior personnel. Individual salaries for each executive officer are set based on experience, performance and contribution to the Company’s development of acquisitions related to the vocational/training business, as well as our financial performance. The maximum amount that may be earned by any one participant as a Performance Award (payable in cash) or other cash award for a performance period is US$5,000,000.   We do not currently have a cash bonus program, and no cash bonuses have been given to executive officers to date.

Equity-Based Compensation
Stock options are granted to executive officers when they first join the Company. In addition, restricted stock may be sold to certain executive officers when they first join the Company. Thereafter, options may be granted and restricted stock may be sold to each executive officer from time to time based on performance. No performance based restricted stock grants have been made to date. To enhance retention, options granted and restricted stock sold to executive officers are subject to vesting restrictions that generally lapse over the period of employment contract. The vesting schedule is generally two years, to coincide with the employment period for the Chief Executive Officer and the Chief Financial Officer and President with one quarter vesting every six months. The amount of actual options granted depends on the individual’s level of responsibility and a review of stock option grants of positions at a broad peer group.  The 2005 Stock Option Plan imposes individual limitations on certain awards, in part to comply with Section 162(m). Under these limitations, no more than 15,000,000 shares of stock may be granted to an individual during any fiscal year pursuant to any awards granted under the 2005 plan.

The following table provides information concerning the compensation received for services rendered to our company in all capacities during the fiscal year ended May 31, 2007, May 31, 2006 and 5 month transitional period ended May 31, 2005 by each person who served as Chief Executive Officer, Chief Financial Officer and by our other most highly compensated executive officer whose aggregate compensation exceeded US$100,000 during the fiscal year.  This table is based on earned compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-equity Incentive Plan Compensation (US$)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total
Mr. Victor Zhou, Acting CEO and CEO	2007	137,500(1)	--	3,625(2)	225,350(3)	--	--	--	362,850
Mr. Yungeng Hu, CFO and President	2007	150,000(4)	--	--	180,238(5)	--	--	--	330,238
Billy Y.N. Wang, Chairman of the Board	2007 2006 2005	50,000(6) 50,000(8) 20,833(9)	-- -- --	-- --	150,313(7) 253,584(10)	-- -- --	-- -- --	-- -- --	200,313 50,000 274,417
Carrie Hartwick CEO & President, Interim CFO	2006 2005	150,000(11) 62,500(12)	-- --	-- --	-- 352,400(13)	-- --	-- --	-- --	150,000 414,900

Explanatory Notes:

(1)
On June 1, 2006, the Board of Directors of the Company appointed Mr. Zhou to be the acting Chief Executive Officer with annual base salary of US$100,000 payable by equal monthly installment of US$8,333. On September 1, 2006, the Board of Directors of the Company promoted Mr. Victor Zhou to be the Chief Executive Officer. The Company signed the employment contract with Mr. Zhou on September 1, 2006. The compensation includes an annual base salary of $150,000, payable by equal monthly installment of US$12,500 cash.

(2)
On July 5, 2006, the Company issued 84,681 fully vested restricted shares of common stock of the Company to Mr. Zhou for his previous director service. Effective June 1, 2006, the Company stopped paying director fee to Mr. Zhou due to his appointment as acting Chief Executive Officer.

(3)
On September 1, 2006 Mr. Zhou was granted 11,000,000 stock options with an exercise price of $0.05 under the 2005 Stock Option Plan. The stock option vesting schedule is as follows: a) 7,500,000 stock options vest one fourth (¼) every six months for 2 years of the employment contract period; b) 2,000,000 stock options vested upon each successful new business acquisition of the Company; and c) 1,500,000 stock options vested upon each full profitable year.  The grant date fair value was computed in accordance with FAS 123R.  (See footnote 4 in the Notes to Consolidated Financial Statements).

(4)
On May 31, 2006, the Board of Directors of the Company appointed Mr. Hu to be the President & Chief Financial Officer, effective on June 1, 2006. Mr. Hu’s employment agreement was signed on June 1, 2006. The compensation includes an annual base salary of $150,000, payable by equal monthly installment of US$12,500 cash.

(5)
On June 1, 2006, Mr. Hu was granted 11,000,000 stock options with exercise price of $0.04 under the 2005 Stock Option Plan. The stock option vesting schedule is as follows: a) 7,500,000 stock options vest one fourth (¼) every six months for 2 years of the employment contract period; b) 2,000,000 stock options vested upon each successful new business acquisition of the Company; and c) 1,500,000 stock options vested upon each full profitable year. The grant date fair value was computed in accordance with FAS 123R.  (See footnote 4 in the Notes to Consolidated Financial Statements).

(6)
 On July 4, 2006, the Board of Directors decided Mr. Wang should receive $50,000 as compensation for fiscal year 2007 for his position as Chairman of the Board.  However, due to the stringent cash constraints of the Company, we did not pay him this amount for the fiscal year ended May 31, 2007.

(7)
On July 4, 2006, the Company granted 5,000,000 stock options with exercise price of US$0.04 per share under the 2005 Stock Option Plan to Mr. Wang.  The options will vest on September 28, 2007 and will be exercisable within 5 years time after vesting.  The grant date fair value was computed in accordance with FAS 123R.  (See footnote 4 in the Notes to Consolidated Financial Statements).

(8)
Since October 1, 2004, we started to compensate the Chairman of the Board, Mr. Wang, $50,000 each year as for his service on Board. For the year ended May 31, 2006, Mr. Wang’s annual cash salary is $50,000.

(9)	For the 5 months transitional period ended May 31, 2005, Mr. Wang’s 5 months cash salary was US$20,833.

(10)
On March 9, 2005, the Company granted 5,000,000 stock options with exercise price of US$0.09 per share under the 2005 Stock Option Plan to Mr. Wang. The stock option vesting schedule is as follows: (a) 2,500,000 stock options vested on September 28, 2005 and (b) the remaining 2,500,000 stock options vested on September 28, 2006.

(11)	For the year ended May 31, 2006, when Carrie Hartwick served as Chief Executive Officer & President and Interim Chief Financial Officer, the annual cash salary for Ms. Hartwick was US$150,000.

(12)	For the 5 months period ended May 31, 2005, the 5 months cash salary for Ms. Hartwick was US$62,500.

(13)
On March 9, 2005, the Company granted Ms. Hartwick 15,000,000 stock options with exercise price of US$0.09 per share under the 2005 Stock Option Plan. The stock option vesting schedule is as follows: (a) 7,500,000 stock options vested on April 3, 2005; (b) 6,000,000 stock options vest in two equal installments of 3,000,000 options each upon each new business acquisition of the Company and (c) 1,500,000 stock options vest upon a full profitably year of the Company. These 15,000,000 stock options expired after Ms. Hartwick resigned from the Company on June 1, 2006.  The stock  options are no longer outstanding.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Victor Zhou, Acting CEO and CEO	2006-9-1						4,000,000(1)		11,000,000(3)	0.05	225,350
	2006-7-5							84,681(2)			3,625

Mr. Yungeng Hu, CFO and President	2006-6-1						4,000,000(1)
									11,000,000(4)	0.04	180,238

Mr. Billy Y.N. Wang, Chairman	2006-7-4								5,000,000(5)	0.05	150,313

Explanatory Notes:

(1)
A maximum of 15,000,000 options to purchase common stock may be granted to Messrs. Zhou and Yungeng per fiscal year if they meet the thresholds described below for successful new business acquisitions and full profitable years.

(2)
On July 5, 2006, the Company issued 84,681 restricted shares Mr. Zhou of the Company’s common stock for his previous director service. Effective June 1, 2006 when he was appointed as the acting Chief Executive Officer, the Company stopped paying any fee for his director service.

(3)
Mr. Zhou was granted 11,000,000 stock options with exercise price of $0.05. The stock option vesting schedule is as follows: a) 7,500,000 stock options vested pro rata over 2 years of the employment contract period; b) 2,000,000 stock options vested upon each successful new business acquisition of the Company; and c) 1,500,000 stock options vested upon each full profitable year.

(4)
Mr. Hu was granted 11,000,000 stock options with exercise price of $0.04. The stock option vesting schedule is as follows: a) 7,500,000 stock options vested pro rata over 2 years of the employment contract period; b) 2,000,000 stock options vested upon each successful new business acquisition of the Company; and c) 1,500,000 stock options vested upon each full profitable year.

(5)
On July 4, 2006, the Company granted 5 million shares of stock options with exercise price of US$0.04 per share to Mr. Wang and US$50,000 per year for his service on Chairman of the Board for fiscal year 2007. The options are to be vested on September 28, 2007 and exercisable within 5 years time after vesting.

Stock Option Plan

The material features of the 2005 plan are outlined below. This summary is qualified in its entirety by reference to the complete text of the 2005 plan.

Background and Purpose

The terms of the 2005 plan provide for the grant of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock-related awards and performance awards that may be settled in cash, stock, or other property.

The purpose of the 2005 plan is to provide a means by which employees, directors, and consultants of our company and those of our subsidiaries and other designated affiliates, which we refer to together as our affiliates, may be given an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions, and to provide incentives for such persons to exert maximum efforts for our success and the success of our affiliates.

Shares Available for Awards

The total number of shares of our common stock that may be subject to awards under the 2005 plan is equal to 70,000,000 shares, plus (i) the number of shares with respect to which awards previously granted under the 2005 Plan that terminates without the issuance of the shares or where the shares are forfeited or repurchased; (ii) with respect to awards granted under the 2005 Plan, the number of shares which are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award and (iii) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2005 Plan.

Limitations on Awards

The 2005 plan imposes individual limitations on certain awards, in part to comply with Section 162(m). Under these limitations, no more than 15,000,000 shares of stock may be granted to an individual during any fiscal year pursuant to any awards granted under the 2005 plan. The maximum amount that may be earned by any one participant as a Performance Award (payable in cash) or other cash award for a performance period is US$5,000,000.

Eligibility

The persons eligible to receive awards under the 2005 plan consist of officers, directors, employees, and independent contractors of our company and those of our affiliates. However, incentive stock options may be granted under the 2005 plan only to our employees, including officers, directors and those of our affiliates.

Administration

Our Board of Directors will administer the 2005 plan unless our Board of Directors delegates administration of the 2005 plan to a committee of our Board of Directors. Together, our Board of Directors and any committee(s) delegated to administer the 2005 plan, including the compensation committee, are referred to as the plan administrator. Our Board of Directors may require, in its discretion, that the committee members to be “non-employee directors” as defined by Rule 16b-3 of the Securities Exchange Act, “outside directors” for purposes of Section 162(m), and independent as defined by the Nasdaq or any other national securities exchange on which any of our securities may be listed for trading in the future. Subject to the terms of the 2005 plan, the plan administrator is authorized to select eligible persons to receive awards, determine the type and number of awards to be granted and the number of shares of our common stock to which awards will relate, specify times at which awards will be exercisable or may be settled (including performance conditions that may be required as a condition thereof), set other terms and conditions of awards, prescribe forms of award agreements, interpret and specify rules and regulations relating to the 2005 plan, and make all other determinations that may be necessary or advisable for the administration of the 2005 plan. The plan administrator may amend the terms of outstanding awards, in its discretion; provided that any amendment that adversely affects the rights of the award recipient must receive the approval of such recipient and any amendment to reduce the exercise price of stock options or stock appreciation rights will be subject to shareholder approval.

Stock options and stock appreciation rights

The plan administrator is authorized to grant stock options, including both incentive stock options, which we refer to as ISOs, and non-qualified stock options. In addition, the plan administrator is authorized to grant stock appreciation rights, which entitle the participant to receive the appreciation in our common stock between the grant date and the exercise date of the stock appreciation right. The plan administrator determines the exercise price per share subject to an option and the grant price of a stock appreciation right. However, the per share exercise price of an option or stock appreciation right must not be less than the fair market value of a share of our common stock on the grant date. The plan administrator generally will fix the maximum term of each option or stock appreciation right, the times at which each stock option or stock appreciation right will be exercisable, and provisions requiring forfeiture of unexercised stock options or stock appreciation rights at or following termination of employment or service, except that no ISO may have a term exceeding ten years. Stock options may be exercised by payment of the exercise price in any form of legal consideration specified by the plan administrator, including cash, shares (so long as the plan administrator determines that the payment with shares will not cause a financial accounting charge), and outstanding awards or other property having a fair market value equal to the exercise price. The plan administrator determines methods of exercise and settlement and other terms of the stock appreciation rights.

Amendment and Termination

Our Board of Directors may amend, alter, suspend, discontinue, or terminate the 2005 plan or the plan administrator’s authority to grant awards without further shareholder approval, except shareholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of our common stock are then listed or quoted. Shareholder approval will not be deemed to be required under laws or regulations, such as those relating to ISOs, that condition favorable treatment of participants on such approval, although our Board of Directors may, in its discretion, seek shareholder approval in any circumstance in which it deems such approval advisable. Unless earlier terminated by our Board of Directors, the 2005 plan will terminate on the earlier of (1) ten years after the later of (x) its adoption by our Board of Directors, and (y) the approval of an increase in the number of shares reserved under the 2005 plan by our Board of Directors (contingent upon such increase being approved by our shareholders) and (2) such time as no shares of our common stock remain available for issuance under the 2005 plan and we have no further rights or obligations with respect to outstanding awards under the 2005 plan. Amendments to the 2005 plan or any award require the consent of the affected participant if the amendment has a material adverse effect on the participant.

.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underly-ing Unexer-cised Options (#) Exercis-able	Number of Securities Underlying Unexer-cised Options (#) UnExercis-able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Mr. Victor Zhou, Acting CEO and CEO (1)	100,000			0.09	2011-3-8
	1,875,000			0.05	2012-2-29
		1,875,000 1,875,000 1,875,000		0.05 0.05 0.05	2012-8-31 2013-2-28 2013-8-31
			3,500,000	0.05	(5)
Mr. Yungeng Hu, CFO and President (2)	1,875,000			0.04	2011-11-30
		1,875,000 1,875,000 1,875,000		0.04 0.04 0.04	2012-5-31 2012-11-30 2013-5-31
			3,500,000	0.04	(5)
Billy Y. N. Wang, Chairman of the Board	5,000,000(3)			0.09	2010-9-27 2011-9-27
		5,000,000(4)		0.05	2012-9-27

Explanatory Notes:

(1)
7,500,000 options were granted to Mr. Zhou on September 1, 2006 and vest pro rata every half year over the two years employment contract period. 2,000,000 options granted to Mr. Zhou will vest upon each successful new acquisition of the Company and 1,500,000 options will vest upon each full profitable year.  All the options are exercisable within 5 years time after vesting.

(2)
7,500,000 options were granted to Mr. Hu on June 1, 2006 and vest pro rata every half year over the two years employment contract period. 2,000,000 options granted to Mr. Hu will vest upon each successful new acquisition of the Company and 1,500,000 options will vest upon each full profitable year. All the options are exercisable within 5 years time after vesting.

(3)
2,500,000 options granted to Mr. Wang on March 9, 2005 vested on September 28, 2005 and will expire on September 27, 2010; the remaining 2,500,000 options vested on September 28, 2006 and will expire on September 27, 2011.

(4)	5,000,000 options granted to Mr. Wang on July 4, 2006 will vest on September 28, 2007 and will expire on September 27, 2012.

(5)	The expiration date for this grant is contingent upon the vesting date. When the conditions have been met, and the shares vest, then the expiration date will be five years after the vesting date.

Potential Payments Upon Termination or Change in Control

Under the 2005 Stock Option Plan, the plan administrator, in its discretion, may accelerate the vesting, exercisability, lapsing of restrictions, or expiration of deferral of any award, including if we undergo a “change in control,” as defined in the 2005 plan. In addition, the plan administrator may provide in an award agreement that the performance goals relating to any performance-based award will be deemed to have been met upon the occurrence of any “change in control.” The award agreement may provide for the vesting of an award upon a change of control, including vesting if a participant is terminated by us or our successor without “cause” or terminates for “good reason.”

 Below potential payments are stipulated in the employment contract with Chief Executive Officer and Chief Financial Officer & President:

In the event of termination of the employment upon death, the Company will pay the executive officer or other designated beneficiary any base salary earned but unpaid as of the date of death; accrued but unused vacation time as of the date of death; and benefits that he is entitled to receive as of the date of death, less standard withholdings for tax and social security purpose.

In the event of termination of the employment upon disability, the Company shall pay the executive officer any base salary earned but unpaid as of the termination date; accrued but unused vacation time as of the end of the month of disability; and benefits that he is entitled to receive as of the date of termination; and a severance payment of an amount equal to six months of his base salary, less standard withholdings for tax and social security purposes in a lump sum on the termination date.

In the event of voluntary termination by the executive officer, the Company shall pay the executive officer any cash salary earned but unpaid as of the termination date; accrued but unused vacation time; and benefits that he is entitled to receive under benefits plans of the Company, less standard withholdings for tax and social security purposes.

In the event of termination for causes, i.e. a material breach by the executive officer of the terms of employment contract, etc.,  the Company shall pay the executive officer any cash salary earned but unpaid as of the termination date; accrued but unused vacation time; and benefits that he is entitled to receive as of the termination date, less standard withholdings for tax and social security purposes.

In the event of termination without cause, the Company shall pay the executive officer any base salary earned but unpaid as of the termination date; accrued but unused vacation time; and benefits that he is entitled to receive as of the termination date, less standard withholdings for tax and social security purposes. The Company shall also provide him as severance (1) the payment of an mount equal to two months of his base salary, less standard withholdings for tax and social security purposes in a lump sum on the termination date; (2) continuation of all benefits he is entitled to receive under benefit plans of the Company for a period of six months; and (3) Acceleration of vesting of unvested stock options effective upon such termination date.

In the event of change of control, and the employment is terminated without the executive officer’s written consent within twelve months after a change of control, the Company shall pay the executive officer all earned but unpaid base salary as of the termination date; accrued but unused vacation time; and benefits that he is entitled to receive as of the termination date, less standard withholdings for tax and social security purposes. The Company shall also provide the executive officer as severance (1) the payment of an amount equal to two months of his base salary, less standard withholdings for tax and social security purposes in a lump sum on the termination date; (2) continuation of all benefits he is entitled to receive under benefits plan of the Company for a period of six months; and (3) Acceleration of vesting of unvested stock options effective upon such termination date.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Billy Y.N. Wang	50,000(1)	-	403,897(2)				453,897

Geoffrey Wei	-	23,500(3)	32,584(4)				56,084

Wilson W. S. Li	-	23,750(5)	32,584(6)				56,334

(1)
On July 4, 2006, the Board of Directors decided Mr. Wang should receive $50,000 as compensation for fiscal year 2007 for his position as Chairman of the Board.  However, due to the stringent cash constraints of the Company, we have not yet paid him this amount.

(2)
5,000,000 stock options were granted to Mr. Wang on March 9, 2005 with an exercise price of US$0.09.  The stock options vested on Sept 28, 2005 and 2006 with 2,500,000 stock options vesting on each date. The grant date fair value is US$253,584 computed in accordance with FAS123R.  5,000,000 stock options were granted to Mr. Wang on July 4, 2006 with an exercise price of US$0.05.  These stock options will vest on September 28, 2007.  The grant date fair value is US$150,313 computed in accordance with FAS123R.

(3)	During the year ended May 31, 2007, the Company issued 374,918 shares of the Company’s common stock to Mr. Wei valued at US$23,500 for his director service.

(4)
100,000 stock options were granted to Mr. Wei on March 9, 2005 with an exercise prices of US$0.09.  The stock options vested on March 9, 2006. The grant date fair value is US$3,020, computed in accordance with FAS123R.  1,000,000 stock options were granted to Mr. Wei on August 23, 2006 with an exercise price of US$0.05.  The stock options vested on Aug 23, 2007. The grant date fair value is US$29,564, computed in accordance with FAS123R.

(5)	During the year ended May 31, 2007, the Company issued 373,271 shares of the Company’s common stock to Mr. Li valued at US$23,750 for his director service. The shares are not subject to vesting.

(6)
100,000 stock options were granted to Mr. Li on March 9, 2005 with an exercise price of US$0.09.  The stock options vested on March 9, 2006. The grant date fair value is US$3,020, computed in accordance with FAS123R.  1,000,000 stock options were granted to Mr. Li on August 23, 2006 with an exercise price of US$0.05.  The stock options vested Aug 23, 2007. The grant date fair value is US$29,564 computed in accordance with FAS123R.

Currently, our directors serve for a term of two years or until their earlier resignation or removal.  Independent directors are compensated US$12,000 each year and US$500 for each meeting, through the issuance of restricted shares of common stock at the average closing market price of the common shares valued each month.  Additionally, for each committee that a non-employee director serves on, we compensate our independent directors US$6,000 each year, through the issuance of restricted shares of common stock. On August 23, 2006, an additional 1,000,000 stock options were granted to each independent director with an exercise price of $0.05 per share and a 5 year maturity. The grant is under 2005 Stock Option Plan.

As of October 1, 2004, we compensated Dr. Wang, our Chairman of the Board, US$50,000 each year for service on our Board of Directors, pro rated on an annual basis. Additionally, as of March 8, 2005, the Board of Directors granted Dr. Wang an option to purchase 5,000,000 shares of our common stock at an exercise price of US$0.09 per share, of which 2,500,000 shares vested on September 28, 2005 and the remaining shares vested on September 28, 2006. On March 9, 2005, each non-employee director, excluding the Chairman of the Board, was granted 100,000 stock options at an exercise price of US$0.09.  The options granted to the non-employee directors vested on the one year anniversary of the date of grant.

On August 23, 2006, the Board passed a resolution that all the options granted or to be granted cease to be exercisable after 90 days of termination of continuing services by the option holder with the Company.

Ms. Hartwick was our only employee director before May 31, 2006. We did not pay any additional compensation to Ms. Hartwick for her service on our Board or a committee of our Board.  Ms. Hartwick resigned as a director effective May 31, 2006.

Compensation Committee Interlocks and Insider Participation

In the year ended May 31, 2007, Billy Wang and Geoffrey Wei comprise our compensation committee, with Mr. Wang being the Chairman. Both are independent directors of the Company.

Compensation Committee Report

Both Billy Y.N. Wang and Geoffrey Wei, the Compensation Committee members, have reviewed and discussed this Compensation Discussion and Analysis with management; and based on their review and discussions, they recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report.

COMPENSATION COMMITTEE MEMBERS Billy Y.N. Wang Geoffrey Wei

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows shares of our common stock that we believe are owned as of August 22, 2007 by:

•	Each shareholder owning 5% or more of our common stock,
•	Each Named Executive Officer,
•	Each director, and
•	All current directors and executive officers as a group.

We calculated the “Percent of Class” based on 205,081,991 shares of common stock outstanding on August 22, 2007. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of August 22, 2007 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the number of shares of common stock beneficially owned by that person, as well as the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name & Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Billy Y.N. Wang	10,193,440(3)	4.7%
Geoffrey Wei	1,928,747 (4)	*
Victor Zhou	4,093,977(5)	2.0%
Wilson Li	1,784,042(6)	*
Yungeng Hu	4,350,000(7)	2.1%
All Executive Officers and Directors as a Group (5 persons)	22,350,206(8)	9.9%*

*	Indicates ownership of less than 1%.

(1) Unless otherwise indicated, the address for each beneficial owner listed above is c/o The Hartcourt Companies, Inc., Room 1405, China Enterprise Tower Complex, No. 2, Hua Shan Road, Shanghai, China.

(2) Unless indicated in the notes, each shareholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power.

 (3) Shares beneficially owned by Billy Y.N. Wang include (a) 193,440 shares of common stock held by Dr. Wang; (b) options to purchase 5,000,000 shares of our common stock that are currently exercisable; and (c) options to purchase 5,000,000 shares of our common stock that are exercisable within 60 days of August 22, 2007, subject to his continuing to provide services to the Company on such dates.

(4) Shares beneficially owned by Geoffrey Wei include (a) 828,747 shares of common stock held by Mr. Wei; (b) options to purchase 100,000 shares of our common stock that are currently exercisable; and (c) options to purchase 1,000,000 shares of our common stock that are exercisable within 60 days of August 22, 2007.

(5) Shares beneficially owned by Victor Zhou include (a) 243,977 shares of common stock held by Mr. Zhou; (b) options to purchase 100,000 shares of our common stock that are currently exercisable; (c) options to purchase 1,875,000 shares of our common stock that are currently exercisable; and (d) options to purchase 1,875,000 shares of our common stock that are exercisable within 60 days of August 22, 2007.

(6) Shares beneficially owned by Wilson Li include (a) 684,042 shares of common stock held by Mr. Li; (b) options to purchase 100,000 shares of our common stock that are currently exercisable; and (c) options to purchase 1,000,000 shares of our common stock that are exercisable within 60 days of August 22, 2007.

(7) Shares beneficially owned by Yungeng Hu include (a) 600,000 shares of common stock held by Mr. Hu; (b) options to purchase 1,875,000 shares of our common stock that are currently exercisable; and (c) options to purchase 1,875,000 shares of our common stock that are currently exercisable.

(8) Shares beneficially owned by all Executive Officers and Directors as a group includes the shares held by each and options granted as in above (3), (4), (5), (6) and (7).

Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of the fiscal year ended May 31, 2007, including the 2005 Stock Plan.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	34,600,000	0.06	35,400,000
Equity compensation plans not approved by security holders	Nil	Nil	N/A
Total	34,600,000	0.06	35,400,000

(1) Our 1995 Stock Option Plan expired pursuant to its terms in March, 2005. Our 2005 Stock Option Plan was approved by our shareholders at our annual meeting of shareholders on November 23, 2005. The amendment to increase the number of shares reserved and available from 35,000,000 to 70,000,000 for 2005 Stock Option Plan was approved at our annual meeting of shareholders on February 24, 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Review, approval or ratification of transactions with related persons.

As described in the Code of Ethics, any transactions or relationships of a director or executive officer potentially involving any conflict of interest shall be prohibited except with the prior written consent of the Audit Committee of the Company's Board of Directors.  Any such conflicts of interest or potential conflicts of interest shall be resolved in an ethical manner with due consideration being given to the legitimate interests of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table is a summary of the fees billed to us by Kabani & Company, Inc. for professional services for the fiscal year ended May 31, 2007 and the year ended May 31, 2006 (Kabani & Company, Inc. was selected as our independent auditor on December 30, 2004 upon the resignation of our former accountants, Loral International LLP):

	FY 2007	FY 2006	FY 2005

Audit Fees	US$80,000	US$85,000	US$90,000
Audit-Related Fees		US$125,000 (1)	-
Tax Fees		-	-
All Other Fees		-	-
Total	US$80,000	US$210,000	US$90,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements - See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules - See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits

The following list describes the exhibits filed as part of this report on Form 10-K:

Exhibit No.	Description	Previously Filed

2.05	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Huaqing Corporation Development Co Ltd (“Huaqing”) dated February 14, 2003 between Hartcourt Capital, Inc. and Huaqing shareholders	(13)
2.06	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Guandgdong NewHauSun Computer Co. Ltd. (“NewHauSun”) dated April 24, 2003 between Hartcourt Capital, Inc. and NewHauSun shareholders.	(13)
2.07	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Shanghai GuoWei Science and Technology Ltd (“GuoWei”) dated April 30, 2003 between Hartcourt Capital, Inc. and GuoWei shareholders.	(13)
2.08	Agreement for the Sale and Purchase of Equity Capital in Shanghai Sinobull Information Corporation Limited dated May 20, 2003 between Hopeful Internet Technologies Limited and Genius Technology Inc.	(13)
2.09	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Zhongnan Group (“Zhongnan”) dated June 25, 2003 between Hartcourt Capital, Inc. and Zhongnan shareholders.	(13)
2.10	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Shanghai Huaqing Corporation Development Co Ltd (“Shanghai Huaqing”) dated June 30, 2003 between Hartcourt Capital, Inc. and Shanghai Huaqing shareholders.	(14)
2.11	Agreement for Sale and Purchase of Shanghai PengYang Computer Co., Ltd. dated November 21, 2003 between Hartcourt Capital, Inc and PengYang shareholders.	(14)
2.12	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Beijing Challenger Wanzhong Info Tech Co., LTD (“Challenger”) dated December 9, 2003 between Hartcourt Capital, Inc. and Challenger shareholders.	(14)
2.13	Agreement for Sale and Purchase of the Entire Issued Share Capital of Besteffort Investments Limited, dated November 1, 2004	(18)
2.14	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Guangdong NewHuaSun Computer Co., Ltd. ("NewHuaSun") dated August 30, 2004 between Hartcourt Capital, Inc and ShenZhen Raiser Industrial and Development Co., Ltd.	(19)
2.15	Agreement for Sale and Purchase of Certain Interest in the Registered Capital of Hopeful Internet Technologies Ltd. ("Hopeful") dated June 29, 2004 between Hartcourt China Inc, Mr. Lee Lu Ping and First Information Technology Ltd.	(19)
2.16	Cooperative Agreement on Taishun Yucai Senior School	(21)
2.17	Cooperative Agreement on China Princely Education Technology Development (Beijing) Company Limited	(21)
2.18	Agreement for sale and purchase of the entire issued share capital of Besteffort Investments Limited, dated November 1, 2004 between Hartcourt Capital, Inc. and Great Focus Holdings Limited.	(21)
3.01	Articles of Incorporation of Hartcourt, dated Sept 6, 1983	(23)
3.02	Bylaws of Hartcourt.	(23)
3.03	Amendment to the Bylaws of Hartcourt, dated Dec 2, 1996	(1)
3.04	Amendment to the Bylaws of Hartcourt, dated Oct 25, 2004
3.05	Amendment to the Articles of Incorporation of Hartcourt, dated Nov 21, 1994	(1)
3.06	Amendment to the Articles of Incorporation of Harcourt, dated Mar 23, 1995	(23)
3.07	Amendment to the Articles of Incorporation of Hartcourt, dated Oct 1997	(24)
3.08	Amendment to the Articles of Incorporation of Hartcourt, dated Mar 13, 2003	(25)
3.09	Amendment to the Articles of Incorporation of Hartcourt, dated Nov 24, 2005	(20)

10.01	Lease between Hartcourt and Larry M. Mitobe for Hartcourt’s headquarters facility, dated April 9, 1996.	(1)
10.02	Equipment Lease between Hartcourt USA and Anja Engineering Corporation, dated April 4, 1994.	(1)
10.03	Stock Exchange Agreement between Hartcourt USA and Eastern Rochester, dated August 8, 1994.	(1)
10.04	1995 Stock Option Plan.	(1)
10.05	Purchase Contract between The Hartcourt Companies, Inc. and Exceptional Specialty Products, Inc., dated March 21, 1996.	(1)
10.06	Purchase and Sale Agreement, dated August 8, 1996, between The Hartcourt Companies, Inc. and NuOasis International, Inc., and Addendum to Purchase and Sale Contract.	(1)
10.07	Convertible Secured Promissory Note, dated August 8, 1996, in connection with Purchase and Sale Agreement, dated August 8, 1996 between The Hartcourt Companies, Inc. and NuOasis International, Inc.	(1)
10.08	Convertible Secured Promissory Note, dated August 8, 1996, in connection with Purchase and Sale Agreement, dated August 8, 1996 between The Hartcourt Companies, Inc. and NuOasis International, Inc., as amended.	(1)
10.09	Sales Agreement, dated September 17, 1996, between The Hartcourt Companies, Inc. and Promed International, Ltd.	(1)
10.10	Sales Agreement, dated September 17, 1996, between The Hartcourt Companies, Inc. and Mandarin Overseas Investment Co., Ltd.	(1)
10.11	Purchase and Sale Agreement, dated September 27, 1996, between The Hartcourt Companies, Inc. and CKES Acquisitions, Inc.	(1)
10.12	Secured Promissory Note, dated September 27, 1996, in connection with Purchase and Sale Agreement between The Hartcourt Companies, Inc. and CKES Acquisitions, Inc.	(1)
10.13	Consulting Agreement, dated December 30, 1996, between The Hartcourt Companies, Inc. and American Equities LLC, a California limited liability company.	(3)
10.14	Investment Banking Agreement, dated March 1998, between The Hartcourt Companies, Inc. and DanAllen Investment Group.	(2)
10.16	Marketable Securities Agreement, dated July 31, 1997, between The Hartcourt Companies, Inc. and Capital Commerce, Ltd.	(2)
10.17	Lease Termination Agreement, dated March 24, 1998, between Hartcourt Investment (USA) Corporation and Scripto-Tokai Corporation.	(2)
10.18	Share Purchase Agreement with Enova Holdings, Inc., dated February 1, 1999, Exchange Agreement, dated March 23, 1999, and Distribution Agreement, dated March 24, 1999, File # 99579493.	(7)
10.19	1999 Agreement with Beijing UAC Stock Trading Online Co. Ltd.	(8)
10.19	A Financial Statements of Beijing UAC Stock Exchange Online Co. Ltd. for the period from October 18, 1999 (date of inception) to December 31, 1999.	(8)
10.20	Agreement with GoCall.com	(8)
10.21	FTL Stock Purchase Agreement	(8)
10.22	Advisory Agreement and 1999 Stock Plan with NuVen Advisors, Inc. and Hartcourt dated March 18, 1999, File No. 333-74933.	(9)
10.23	Consulting Agreement with Fred G. Luke, dba NuVen Advisors, File No. 99768860.	(10)
10.24	Consulting Agreement with Archer & Weed, File No. 99768860.	(10)
10.26	Regulation D Subscription Agreement between PYR Management LLC and The Hartcourt Companies, Inc, dated January 26, 2000, File No. 524390.	(12)
10.27	Interim CFO Employment Agreement, dated January 5, 2005	(17)
10.28	CEO Employment Agreement, dated March 9, 2005	(19)
10.29	Acting CEO Employment Agreement, dated May 31, 2006	(22)
10.30	CEO Employment Agreement, dated August 30, 2006	(22)
10.31	CFO & President Employment Agreement, dated May 31, 2006	(22)

14.01	Code of Ethics
16.01	Letter from Loral International CPA & Advisor, LLC, to the Company resigning as independent auditor, dated December 29, 2004.	(15)
16.02	Letter from Loral International CPA & Advisor, LLC, to the Company indicating disagreement with the Company’s Form 8-K filing regarding Loral’s resignation, dated January 3, 2005.	(16)
21.01	Subsidiaries of the registrant
23.01	Consent of Kabani & Company, Inc. - Independent Registered Accounting Firm
24.01	Power of Attorney (See signature page)
27.01	Financial Data Schedule. Pursuant to Rule 12b-32 under Securities and Exchange Act of 1934, as amended.
31.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed as an exhibit to Hartcourt’s Form 10SB12B, dated January 21, 1997 and incorporated herein by reference.

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

(16) Previ
ously filed as an exhibit to Hartcourt’s Form 8-K, dated January 20, 2005, incorporated herein by reference.

(17) Previously filed as an exhibit to Hartcourt’s Form 8-K, dated January 12, 2005, incorporated herein by reference.

(18) Previously filed as an exhibit to Hartcourt’s Form 8-K, dated February 28, 2005, incorporated herein by reference.

(19) Previously filed as an exhibit to Hartcourt’s Form 10KSB/A, dated April 15, 2005, incorporated herein by reference.

(20) Previously filed as an exhibit to Hartcourt’s Form 10-Q, dated April 23, 2007, as amended by Hartcourt’ Form 10-Q/A, dated April 24, 2007, incorporated herein by reference.

(21)  Previously filed as an exhibit to Hartcourt’s Form 10-Q, dated January 16, 2007 and incorporated herein by reference.

(22)  Previously filed as an exhibit to Hartcourt’s Form 10-Q, dated September 28, 2006 and incorporated herein by reference.

(23)  Previously filed as an exhibit to Hartcourt’s Form 10SB12G/A, dated July 3, 1997 and incorporated herein by reference.

(24)  Previously filed as an exhibit to Hartcourt’s Form 10KSB, dated April 13, 1998 and incorporated herein by reference.

(25)  Previously filed as an exhibit to Hartcourt’s Form 10KSB/A, dated April 25, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTCOURT COMPANIES, INC.

Dated: September 13, 2007	By: /s/ VICTOR ZHOU

Victor Zhou
Chief Executive Officer

Dated: September 13, 2007	By: /s/ YUNGENG HU

Yungeng Hu
Chief Financial Officer & President