Form 10-Q
period 2007-08-31
HARTCOURT COMPANIES INC
filed 2007-10-22
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended August 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 001-12671

The Hartcourt Companies, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Room 1405, China Enterprise Tower Complex,
No. 2, Hua Shan Road, Shanghai, China	200040
(Address of principal executive offices)	(Zip Code)

(011) (86 21) 62723088
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

The number of shares of common stock outstanding as of the latest practicable date, October 10, 2007, was 205,264,327.

TABLE OF CONTENTS

		Page
	PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets As of August 31, 2007 and May 31, 2007	3
	Unaudited Consolidated Statements of Operations For the three-month periods ended August 31, 2007, 2006 and 2005	4
	Unaudited Consolidated Statements of Cash Flows For the three-month periods ended August 31, 2007, 2006 and 2005	5-6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

	PART II: OTHER INFORMATION
Item 1	Legal Proceedings	31
Item 1A	Rick Factors Affecting Future Results	32
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3	Defaults Upon Senior Securities	32
Item 4	Submission of Matters to a Vote of Security Holders	32
Item 5	Other Information	32
Item 6.	Exhibits	32
	Signatures	33
EXHIBIT 2.1
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 3.3
EXHIBIT 3.4
EXHIBIT 3.5
EXHIBIT 3.6
EXHIBIT 3.7
EXHIBIT 3.8
EXHIBIT 3.9
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

	Aug 31, 2007	May 31, 2007

Cash and cash equivalents	$15,162	$20,611
Prepaid expenses and other assets	55,272	41,549
TOTAL CURRENT ASSETS	70,434	62,160

PROPERTY & EQUIPMENT - NET	30,768	26,423
OTHER RECEIVABLE	467,410	675,969
GOODWILL	659,732	651,082

TOTAL ASSETS	$1,228,344	$1,415,634

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$800	$510,203
Due to directors	120,511	136,452
Accrued expenses and other current liabilities	1,094,114	572,792

TOTAL CURRENT LIABILITIES	1,215,425	1,219,447

SHAREHOLDERS' EQUITY
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares
authorized, issued and cancelled	-	-
Class A preferred stock, 10,000,000 shares authorized,
none issued and outstanding	-	-

Common stock:
$0.001 par value, 424,999,000 authorized
August 31, 2007: 207,440,725 issued 205,391,997 outstanding
May 31, 2007: 207,130,725 issued 205,081,997 outstanding	205,392	205,082
Additional paid in capital	71,636,660	71,570,246
Treasury stock, at cost, 48,728 shares	(48,728)	(48,728)
Advance compensation to Directors	(9,103)	-
Other comprehensive loss	(29,272)	(34,598)
Accumulated deficit	(71,742,030)	(71,495,815)

TOTAL SHAREHOLDERS' EQUITY	12,919	196,187

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,228,344	$1,415,634

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three month-periods ended Aug 31 of
	2007	2006	2005
Net revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	306,487	324,710	18,637
Depreciation and amortization	2,420	3,527	2,079
Total operating expenses	308,907	328,237	20,716

Loss from continuing operations	(308,907)	(328,237)	(20,716)
before other income

Other income
Interest income	5,380	994	1,657
Others	34,433	-	53
Total other income	39,813	994	1,710

Loss from continuing operations	(269,094)	(327,243)	(19,006)

Discontinued operations:
Gain from discontinued operations	15,529	200,502	50,540
Foreign exchange rate gain	7,349	-	-
Income from discontinued operations	22,878	200,502	50,540

NET INCOME/(LOSS)	(246,216)	(126,741)	31,534

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain/(loss)	5,327	19,956	(23,144)

NET COMPREHENSIVE INCOME (LOSS)	$(240,889)	(106,785)	8,390

BASIC AND DILUTED EARNINGS/(LOSSES)
PER COMMON SHARE:

Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	$0.00	$0.00	$(0.00)
Loss per share	$(0.00)	$(0.00)	$(0.00)

* Basic and fully diluted (weighted average)	205,204,218	195,144,796	191,674,122

The accompanying notes form an integral part of these unaudited consolidated financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three month-periods ended Aug 31 of
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(246,216)	(126,740)	31,534
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation	2,420	3,527	2,079
Stock options issued for service	75,038	106,625	-
Stock issued for services and compensations	13,128	15,874	10,875
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(13,674)	178,221	183,651
Accounts receivable	-	-	60,438
Accounts payable	(509,404)	(11,865)	136,999
Accrued expenses and other current liabilities	521,011	(77,756)	(430,906)
NET CASH PROVIDED BY (USED IN) CONTINUED OPERATIONS	(157,697)	87,886	(5,330)
NET CASH USED IN DISCONTINUED OPERATIONS	(15,529)	(200,502)	(50,540)
NET CASH USED IN
OPERATING ACTIVITIES	(173,226)	(112,616)	(55,870)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(6,734)	-	(21,294)
Loss on acquisition of Subsidiary	(7,873)	-	-
Cash received from disposal of assets pending for sale	161,369	-	-
Proceeds on notes receivable, net	-	-	360,332
NET CASH PROVIDED BY CONTINUED OPERATIONS	146,762	-	339,038
NET CASH USED IN DISCONTINUED OPERATIONS	(367,053)	(277,888)	-
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(220,291)	(277,888)	339,038

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITEDCONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three months ended Aug 31 of
	2007	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of treasury stock	49,878	-	-
Proceeds from (payments to) related parties-net	(20,932)	12,465	(60,438)
NET CASH PROVIDED BY (USED IN)
FINANCIING ACTIVITIES	28,946	12,465	(60,438)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALANTS	5,297	20,602	23,144

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALANTS	(359,274)	(357,437)	245,874

CASH AND CASH EQUIVALENTS -
BEGINNING BALANCE	374,436	400,686	598,841

CASH AND CASH EQUIVALENTS – ENDING BALANCE	$15,162	$43,249	$844,715

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Cash paid for interest	$-	$-	$-
Cash paid for income taxes, net of refund received	-	-	-

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007 AND 2006

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

On December 28, 2006, the Company entered into a definitive agreement to acquire a 51% equity interest in Taishun Yucai Senior School in Zhejiang Province China (“Yucai”), a high school education and vocational training service provider in Wenzhou, Zheijiang, the People’s Republic of China. The remaining 49% of the equity interests in Yucai will be held by its current shareholders led by Mr. Shunsheng Dong. Under the terms of the purchase agreement, the purchase price that the Company agreed to pay for the acquisition is US$2,000,000 cash and 5,500,000 shares of the Company’s restricted common stock. Pursuant to the purchase agreement, the US$2,000,000 cash will be payable in three installments within one year after the closing of the acquisition and the 5,500,000 shares will be payable upon closing of the acquisition. Mr. Dong and his fellow shareholders together with Yucai have jointly guaranteed that the Company will receive a minimum of US$554,487 (RMB 4,325,000) in terms of profit and management fee each year for the three years following closing (2007-2009), in the event that the net profit is less than the guaranteed amount to the Company, Mr. Dong and his fellow shareholders shall make up for the difference before May 31 of each year in respect thereof. The Company has guaranteed that the average 3-day closing price of its shares on the days immediately prior to the one year anniversary of the closing date will be not less than US$0.50 per share. In the event that the share price is less than US$0.50, the Company shall, at its option, pay additional cash or issue new restricted shares to make it up. As of August 31, 2007 the transaction has not closed.

On May 15, 2007, the Company completed the acquisition of 100% of the equity interest in China Princely Education Technology Development Company Limited (“China Princely”). China Princely has changed its name to Hartcourt Princely Education Technology Development (Beijing) Co., Ltd (“Hartcourt Princely”). The purchase price was US$38,462 (RMB300,000) and 5,400,000 shares of the Company’s restricted common stock. The Company intends to invest US$269,230 (RMB2,100,000) in additional registered capital of Hartcourt Princely.

As of August 31, 2007, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of August 31, 2007, Hartcourt Capital Inc. owns 100% of the equity interest of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc., through nominee shareholder, owns 100% of the equity interest of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China. In April 2007, the Company decided to wind up Hartcourt Hi-Tech Investment (Shanghai) Inc. The wind-up process is expected to be completed by the end of November 2007.

As of August 31, 2007, AI-Asia, Inc., the third holding company, owns 100% of the equity interest of Hartcount Education Investment Management Consulting (Shanghai) Co., Ltd (former name is AI-Asia (Shanghai) Information Technology, Inc), located in Shanghai, China, and owns 100% of the equity interest of Hartcourt  Princely.

On February 26, 2007, the Board of Directors approved a resolution to dispose of the operations of Shanghai Jiumeng Information Technology Co., Ltd. (“Shanghai Jiumeng”).  The Hartcourt Companies, Inc. entered into a Sales & Purchase Agreement with Shanghai Shiheng Architecture Consulting Co., Ltd (the “Purchaser”) to sell 100% of the equity interests in Shanghai Jiumeng.  Shanghai Jiumeng holds 51% of the equity interest in Shanghai Huaqing Corporation Development Ltd. (“Shanghai Huaqing”).  On June 11, 2007, the Purchaser terminated this Sales & Purchase Agreement.  The Purchaser refused to consummate the transaction for the agreed upon purchase price.

On June 13, 2007, the Board of Directors of the Company authorized the disposal of its 51% interest in Shanghai Huaqing to its minority shareholders. As per the terms of sale and purchase agreement the Company will receive RMB 4,000,000(US$528,419). In addition, a shareholder of Shanghai Huaqing will return 997,550 shares of the Company’s common stock to an individual or entity as per the discretion of the Company (See note 12).

As of August 31, 2007, the Company has classified the Shanghai Huaqing business as discontinued operation. (See note 12)

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The audited consolidated financial statements for the fiscal year ended May 31, 2007 were filed on September 13, 2007 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ended May 31, 2007.

b)  Basis of Consolidation

The Company’s financial statements for the three months ended August 31, 2007 are consolidated to include the accounts of The Hartcourt Companies Inc., the wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc., Hartcount Education Investment Management Consulting (Shanghai) Co., Ltd. and China Princely Education Technology Development Company Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.

c)  Cash and Cash Equivalents

The Company considers as cash equivalents all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As the Company’s business activities are located in China, substantial amounts of cash are deposited in foreign banks located in China, which do not carry deposit insurance similar to banks in the United States.

d)  Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on regular impairment test basis.

e)  Advances to suppliers

The Company makes advances to certain vendors for purchases of its suppliers. The advances to suppliers are interest free and unsecured.

f)  Prepaid expenses

Prepaid expenses are expenses that are allocated into the period in which they are incurred and in subsequent periods, and are amortized within one year (inclusive). They include amortization of low-valued consumables, prepaid insurance expenses, lump-sum payment for stamps in large amount that need to be amortized.

Prepaid expenses generally will be amortized in equal installments and charged as costs or expenses of periods within one year. If certain prepaid expense item cannot be amortized, its un-amortized amount is recorded as an expense for the current period. Prepaid expenses amounted to US$18,543 at August 31, 2007 and are included in “Prepaid expenses and other assets” in the accompanying financial statements.

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

j)  Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of August 31, 2007, there were no significant impairments of its long-lived assets used in operations.

k)  Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized at the date when service have been rendered when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

s)  Recently Issued Accounting Standards

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Since the Company doesn’t have any financial instruments as described above, there is no effect on the financial statements impacted by the adoption of these accounting standards.

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

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” This Statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.  A brief description of the provisions of this Statement

2.  The date that adoption is required

3.  The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

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

NOTE 3  EARNINGS / (LOSSES) PER SHARE

Basic and diluted (loss) income per common share is computed as follows:

	August 31, 2007	August 31, 2006	August 31, 2005

Net income (loss)	$(246,216)	$(126,741)	31,534
Effects of dilutive securities	-	-

Weighted average shares outstanding	205,204,218	195,144,796	191,674,122

Basic and dilutive earnings/(losses) per share	$(0.00)	$(0.00)	0.00

As of August 31, 2007, the Company had 34,600,000 options outstanding, each exercisable for one share of our common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects.

NOTE 4  SHAREHOLDERS’ EQUITY

a)  Capitalization

 The Company has the authority to issue 434,999,000 shares of stock, consisting of 424,999,000 shares of common stock, US$0.001 par value and 10,000,000 shares of Class A Preferred Stock. The total number of shares of the Company’s Common Stock outstanding as of August 31, 2007 and August 31, 2006 are 205,391,997 and 195,276,535, respectively.  No shares of the Company’s Class A Preferred Stock were outstanding as of August 31, 2007 and August 31, 2006.

b)  Original Preferred Stock

On July, 14, 2004, the founder of Hartcourt, Dr. Alan V. Phan, converted his 1,000 shares of Original Preferred Stock into 2,000,000 shares of Hartcourt Common Stock. After the conversion, no Original Preferred Stock was outstanding as of August 31, 2007.

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

d)  Equity Transactions during the Quarter

Following is the summary of equity transactions during the three month period ended August 31, 2007.

On June 13, 2007, following the signing the definitive sales and purchase agreement, 997,550 shares of our common stock were returned from Shanghai Huaqing to the Company. These shares were valued at US$69,829 which was approximately equal to the fair market value of the stock at the return date.

On July 1, 2007, the Company issued 310,000 unregistered shares of common stock valued at US$22,231 in lieu of cash payment for director service compensation, which were approximately equal to the fair market value of the stock at issue date. Among which 127,670 unregistered shares valued at US$9,103 were over issued to directors, and were recorded as advance compensation to directors as of August 31, 2007.

On July 9, 2007, the Company agreed to issue 997,550 unregistered shares of our common stock in an offshore transaction under Regulation S to Yuying Lu for proposed gross proceeds of US$49,878 which is subject to signing agreement. Proceeds will be used for working capital.

Stock Option Plan

In April 1995, the Company adopted a stock option plan (the Plan) to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company, the Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of 2,000,000 options to purchase shares of common stock at the market price thereof on the date of grant. Such options are generally exercisable over a 10-year period from the date of grant. Each option lapses 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee. Options granted under the Plan are restricted as to sale or transfer. All options granted at not less than fair value at the date of grant and have terms of 10 years. The Plan expired in March 2005 pursuant to its terms.

In November 2005, the Company adopted a new stock option plan to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company (the “2005 Plan”). The 2005 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock-related awards and performance awards that may be settled in cash, stock, or other property. The total number of shares of our common stock that may be subject to awards under the 2005 Plan is equal to 35,000,000 shares, plus (i) the number of shares with respect to which awards previously granted under the 2005 Plan that terminates without the issuance of the shares or where the shares are forfeited or repurchased; (ii) with respect to awards granted under the 2005 Plan, the number of shares which are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award and (iii) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2005 Plan. Unless earlier terminated by our Board of Directors, the 2005 Plan will terminate on the earlier of (1) ten years after the later of (x) its adoption by our Board of Directors, or (y) the approval of an increase in the number of shares reserved under the 2005 Plan by our Board of Directors (contingent upon such increase being approved by our shareholders) and (2) such time as no shares of our common stock remain available for issuance under the 2005 Plan and we have no further rights or obligations with respect to outstanding awards under the 2005 Plan. Options granted under the 2005 Plan are restricted as to sale or transfer.

The 2005 Plan was approved on November 23, 2005 during the annual shareholders meeting.

The number of shares of common stock reserved and available under the 2005 Plan was increased from 35,000,000 to 70,000,000 at the annual meeting of shareholders on February 24, 2007.

On May 31, 2006, the Board of Directors of the Company appointed Mr. Victor Zhou to be the acting Chief Executive Officer, effective June 1, 2006. Mr. Victor Zhou’s employment agreement was signed on June 1, 2006. The compensation includes a monthly salary of US$8,333. In addition, Mr. Victor Zhou was granted an option to purchase 10,000,000 shares of our common stock with exercise price of US$0.04. The stock option vesting schedule is as follows:

-	Option to purchase 6,000,000 shares of our common stock to be vested with three installments of 2,000,000 each upon each successful new business acquisition of the Company; and
-	Option to purchase 2,000,000 shares of our common stock to be vested upon each full profitable year.

 On June 1, 2006, the Company granted Yungeng Hu, CFO & President of the Company, an option to purchase total 11,000,000 shares of the Company’s common stock at exercise price of US$0.04 according to the following vesting schedule and based on the 2005 Plan.

-	7,500,000 stock options vest pro rata over the two years of the employment contract period in equal installments of every six months.
-	2,000,000 stock options vest upon each successful new business acquisition of the Company.
-	1,500,000 stock options vest upon each full profitable year

The following assumptions were used to calculate the fair value of the options granted:
Risk-free interest rate	4.92%
Weighted average expected life of the options	6.25 years
Expected volatility	57.93%
Expected dividend yield	0

On July 4, 2006, the Company granted Billy Wang, Chairman of the Board, an option to purchase 5,000,000 shares of the Company’s common stock at exercise price of US$0.05. The option vested on September 28, 2007 and is exercisable within five years time after vesting.

The following assumptions were used to calculate the fair value of the options granted:
Risk-free interest rate	4.92%
Weighted average expected life of the options	5.00 years
Expected volatility	57.93%
Expected dividend yield	0

On August 23, 2006, the Company granted Geoffrey Wei and Wilson Li, independent directors of the Company each an option to purchase 1,000,000 shares of the Company’s common stock at exercise price of US$0.05. Each option vested on August 23, 2007 and is exercisable within five years time after vesting.

The following assumptions were used to calculate the fair value of the options granted:
Risk-free interest rate	4.92%
Expected life of the options	6.00 years
Expected volatility	57.93%
Expected dividend yield	0

On September 1, 2006, the Board of Directors made Victor Zhou the permanent CEO of the Company and, as a result, granted to Mr. Zhou options to purchase a total of 11,000,000 shares of the Company’s common stock at exercise price of US$0.05 according to the following vesting schedule and based on the 2005 Plan. These options replace the options that were granted on May 31, 2006, which compensated Mr. Zhou for his service as Acting Chief Executive Officer. None of the options vested during the term when Mr. Zhou was acting CEO of the Company.
-	7,500,000 stock options vested pro rata over 2 years of the employment contract period.
-	2,000,000 stock options vested upon each successful new business acquisition of the Company.
-	1,500,000 stock options vested upon each full profitable year.

The following assumptions were used to calculate the fair value of the options granted:
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

The following table summarizes the activity of stock options:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Shares under options at Dec 31, 2004	7,300,000	$0.28	$270,000
Granted	20,300,000	$0.09
Exercised	-	-
Expired	-	-
Cancelled	-	-

Shares under options at May 31, 2005	27,600,000	$0.14	$323,000
Granted	1,000,000	$0.09
Exercised	-	-
Expired	4,000,000	$0.207
Cancelled	-	-

Shares under options at May 31, 2006	24,600,000	$0.127	$0
Granted	29,000,000	$0.05
Exercised	-	-
Expired	3,000,000	$0.30
Cancelled	16,000,000	$0.09

Shares under options at May 31, 2007	34,600,000	$0.06	$690,000
Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-

Shares under options at August 31, 2007	34,600,000	$0.06	346,000

Additional information relating to stock options outstanding and exercisable at August 31, 2007 summarized by the exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	August 31,	Contractual	Exercise	August 31,	Exercise
Price	2007	Life	Price	2007	Price

$0.04 - $0.05	29,000,000	5.08 Year	$0.05	7,625,000	$0.05
$0.09	5,300,000	3.57 Year	$0.09	5,300,000	$0.09
$1.00	300,000	0.79 Year	$1.00	300,000	$1.00

During the three month period ended August 31, 2007, a total of 7,625,000 options vested and the Company recorded US$75,038 in stock based compensation expense.

b)  Warrants
There are no warrants outstanding for the three month period ended August 31, 2007 and the three month period ended August 31, 2006.

As of May 31, 2005, there were 29,010,239 outstanding warrants to purchase 29,010,239 shares of common stock at US$0.001 par value at US$0.058 per share.

In connection with the private placement of Hartcourt shares with Enlight Corporation Ltd., on October 23, 2002, Hartcourt granted Enlight warrants to purchase 29,010,239 shares at an exercise price of US$0.0586 per share. These warrants expired as of August 31, 2007.

NOTE 5  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of US$71,742,030 as of August 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

NOTE 6  PREPAID EXPENSES AND OTHER ASSETS

Deposit, other debtors and prepaid expenses as of August 31, 2007 and May 31, 2007 are summarized as follows:

	August 31, 2007	May 31, 2007
Prepaid expenses	18,542	496
Deposits	$36,730	41,053

Total	$55,272	41,549

NOTE 7  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of August 31, 2007 and May 31, 2007 are summarized as follows:

	Amount	Amount
	August 31, 2007	May 31, 2007
Accrued directors’ compensations	$232,999	$196,500
Accrued professional fees	190,738	83,235
Payroll payable	5,494	21,690
Welfare	11,987	9,588
Accrued other expenses	10,046	38,947
Loan	149,015	-
Other payable	403,835	222,832
	_______	_______
Total	$1,094,114	$572,792

NOTE 8  PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of August 31, 2007 and May 31, 2007 are summarized as follows:

	Aug 31, 2007	May 31, 2007
Office equipment and computers	$67,951	$61,172
Less: accumulated depreciation	(37,182)	(34,749)

Property and equipment, net	$30,768	$26,423

NOTE 9  ADVANCE COMPENSATION TO DIRECTORS

The Company over issued 127,670 shares of common stock to its directors for their services provided during the quarter ended August 31, 2007. The amounts were $9,103 and recorded as advance compensation to directors. The amount is interest free and due on demand.

There was no advance compensation to directors for the year ended May 31, 2007.

NOTE 10  RELATED PARTY TRANSACTION

During the quarter ended August 31, 2007, the Company issued 310,000 unregistered shares of common stock to its directors, including 182,330 shares of common stock valued at US$13,128 for services rendered and 127,670 shares valued at US$9,103 were over issued to them. The stock was valued at the average market price for the period for which services were provided. The over issued common shares are recorded as Advance compensation to Directors.

During the quarter ended August 31, 2007, the company received 997,550 shares of the Company’s common stock from Shanghai Huaqing pursuant to the Sales and Purchaser agreement. These shares were valued at US$69,829 which was approximately equal to the fair market value of the stock at the return date.

During the quarter ended August 31, 2007, the company resold 997,550 unregistered shares of the Company’s common stock that received from sales of Shanghai Huaqing to a non-related party for $39,411.

During the year ended May 31, 2007, Hartcourt issued 832,870 shares of common stock valued at $50,875 to its directors for services rendered. The stocks were valued at the average market price for the period for which services were provided.

During the year ended May 31, 2007, Hartcourt issued 95,474 shares of the Company’s common stock valued at $6,492 for employee service compensation. The stocks were valued at the average market price for the period for which services were provided.

NOTE 11  GOODWILL

Goodwill resulting from the acquisition of China Princely amounted to US$659,732 as of August 31, 2007.

NOTE 12  DISCONTINUED OPERATIONS

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

During the three months ended August 31, 2007, US$30,235 was collected, and the remaining balance of US$70,365 has been reclassified to other receivable.

Shanghai Huaqing Corporation Development Co., Ltd.

On February 26, 2007, the Board of Directors agreed to dispose off the operations of Shanghai Jiumeng and entered into a definitive agreement with Shanghai Shiheng Architecture Consulting Co., Ltd (the “Purchaser”) to sell its 100% equity interests in Shanghai Jiumeng, which holds 51% equity interest in Shanghai Huaqing.

On June 11, 2007, the Purchaser terminated the Sales & Purchase Agreement described above it had entered into with the Company.  The Purchaser refused to consummate the transaction for the agreed upon purchase price.

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

On June 13, 2007, the Board of Directors of the Company authorized the disposal of its 51% interest in Shanghai Huaqing to its minority shareholders. As per the terms of sale and purchase agreement the Company will receive RMB 4,000,000. In addition, a shareholder of Shanghai Huaqing will return 997,550 shares of our common stock to an individual or entity as per the discretion of the Company.

During the three month ended August 31, 2007, RMB 1,000,000 (US$131,373) and 997,550 shares of the Company’s common stock were received and the remaining balance of US$397,045 has been reclassified to other receivable.

NOTE 13  COMMITMENTS AND CONTINGENCIES

a)  Employment Agreements

The current senior management consists of a Chief Executive Officer (“CEO”) and a President & Chief Financial Officer (“CFO”). Each of the Company’s executive employment agreements stipulate that senior executives, CEO and President & CFO of the Company, can be terminated without causes with a written notice of 90 days or less.

Effective June 1, 2004, Carrie Hartwick became CEO as well as President and CFO. The new employment agreement was signed on March 9, 2005. The compensation was US$150,000 payable in equal monthly installment of US$12,500 cash. Ms Hartwick was granted an option to purchase 15 million shares of common stock at 0.09 per share.

On August 31, 2006, the Board of Directors of the Company accepted the resignation of Ms. Carrie Hartwick from CEO, President and CFO as well as the director, due to personal reasons.

On August 31, 2006, the Board of Directors of the Company appointed Mr. Victor Zhou to be the acting Chief Executive Officer, effective on June 1, 2006. Mr. Victor Zhou’s employment agreement was signed on June 1, 2006. The compensation included a monthly salary of US$8,333. In addition, Mr. Victor Zhou was granted 10,000,000 stock options with exercise price of US$0.04. The stock option vesting schedule was as follows:
-	2,000,000 stock options vested on August 30, 2006.
-	6,000,000 stock options with three installments of 2,000,000 options each vested upon each successful new business acquisition of the Company.
-	2,000,000 stock options vested upon each full profitable year.

On September 1, 2006, the Board of Directors of the Company promoted Mr. Victor Zhou to be the Company’s permanent Chief Executive Officer. The Company signed the new employment contract with Mr. Zhou on September 1, 2006. The compensation includes an annual base salary of US$100,000, payable by equal monthly installment of US$8,333 cash. In addition, Mr. Victor Zhou was granted 11,000,000 stock options with exercise price of US$0.05. The stock option vesting schedule is as following. These options replace the options that were granted on June 1, 2006:
-	7,500,000 stock options vested pro rata over 2 years of the employment contract period.
-	2,000,000 stock options vested upon each successful new business acquisition of the Company.
-	1,500,000 stock options vested upon each full profitable year.

On December 5, 2006, the Compensation Committee increased Mr. Zhou’s annual base salary to US$150,000 effective September 1, 2006. The options remain unchanged.

On August 31, 2006, the Board of Directors of the Company appointed Mr. Yungeng Hu to be the President & Chief Financial Officer, effective on June 1, 2006.

Mr. Yungeng Hu’s employment agreement was signed on June 1, 2006. The compensation includes an annual base salary of US$150,000, payable by equal monthly installments of US$12,500 cash. In addition, Mr. Yungeng Hu was granted 11,000,000 stock options with exercise price of US$0.04. The stock option vesting schedule is as follows:
-	7,500,000 stock options vested pro rata over 2 years of the employment contract period.
-	2,000,000 stock options vested upon each successful new business acquisition of the Company.
-	1,500,000 stock options vested upon each full profitable year

b)  Operating Leases
The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through July 5, 2009. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the three months ended August 31, 2007 and 2006 were US$30,165and US$24,669, respectively.

The future minimum annual lease payments required under this operating lease are as follows:
Year ended May 31	Payments
2008	$81,518
2009	$108,690

c)  Legal Proceedings
Hartcourt Hi-Tech Investment (Shanghai) Inc. filed a compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd for returning RMB 1,000,000 which it owed the Company. On December 19, 2006, Beijing Shi Jing Shan District Court entered the judgment in this case. The court found that Hartcourt Hi-Tech Investment (Shanghai) Inc. has no rights to file the compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd. unless designated by Hartcourt Capital, Inc., which signed and was bound by the acquisition agreement. The courts issued an order overruling the complaint from Hartcourt Hi-Tech Investment (Shanghai)., Inc. as the plaintiff. The plaintiff can appeal to Beijing No. 1 Intermediate People’s Court if objecting to the rule. The Company has prepared additional lawsuit material and lodged the petition to appeal to Beijing No. 1 Intermediate People’s Court.

On August 10, 2007, Hartcourt Capital Inc filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd to return the RMB 1,000,000 which it owes the Company. The law suit is in the initial stage and the outcome cannot be estimated as of August 31, 2007.

NOTE 14  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Vocational and Technical Education Business

In 2006 we conducted a feasibility study before deciding to enter into the Chinese vocational and training marketplace.  As a result of the feasibility study, we believe that vocational schools in China, which have over US$10 billion in annual revenues, provide a good investment opportunity.

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

High school graduates also have two educational options: (a) bachelor degree colleges and (b) higher vocational schools. Middle vocational school students are allowed to be admitted to higher vocational schools if they pass the required tests.  Higher vocational school students are allowed to be admitted to bachelor degree colleges if they pass the required tests. In 2005, there were 6.7 million high school graduates and 7 million high vocational school students.

The Chinese government believes that the healthy development of China’s economy means that there should be more vocational schools and vocational school graduates than degree colleges and degree colleges graduates. All levels of government are required to speed up the development of vocational education.  The goal of the Chinese government is, by 2010, to recruit 8 million middle vocational students, the same size as the number of high school students, and more high vocational students than college students.

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

In June 2007, the Company entered into a MOU with Chongqing Zhengda Software Group Co., Ltd to acquire a 100% equity interests in its two subsidiaries: Chongqing Zhengda Education Group and Chongqing Zhengda Hengling Co., Ltd. We have conducted due diligence for the proposed acquisition. A proxy statement for this transaction will be filed with the SEC and sent to our shareholders in connection with the special shareholders meeting to be held in future.

On December 28, 2006, we entered into a definitive agreement to acquire a 51% equity interest in Taishun Yucai Senior School in Zhejiang Province China (“Yucai”), a high school education and vocational training service provider located in Wenzhou, Zheijiang PRC. The remaining 49% of the equity interests in Yucai will be held by Yucai’s current shareholders. Under the terms of the purchase agreement, the purchase price that we agreed to pay for the acquisition is US$2,000,000 cash and 5,500,000 shares of our restricted common stock. Pursuant to the purchase agreement, the US$2,000,000 cash will be payable in three installments within one year after closing of the acquisition and the 5,500,000 shares will be payable upon closing of the acquisition. The lead selling shareholder and his fellow selling shareholders together with Yucai have jointly guaranteed that we will receive a minimum of US$554,487 (RMB 4,325,000) in terms of profit and management fees for each of the three years following the closing (2007-2009).  In the event that the net profit is less than the guaranteed amount to the Company, the lead selling shareholder and his fellow selling shareholders shall make up the discrepancy before December 31 of each year in respect thereof.  We have guaranteed that the average 3-day closing price of our shares on the days immediately prior to the one year anniversary of the closing date will be not less than US$0.50 per share.  In the event that the share price is less than US$0.50, we shall credit additional cash or issue new restricted shares. The transaction is subject to government approval. We cannot predict whether or when such approval will be obtained.

On May 15, 2007 we closed the purchase of 100% of the equity interests in China Princely Education Technology Development Company Limited (“China Princely”), an authorized accrediting organization for China vocational education located in Beijing, PRC. Under the terms of the purchase agreement, we paid to the shareholders of China Princely 5,400,000 shares of our restricted common stock.  The cash consideration of US$39,180 (RMB300,000) and a US$274,258 (RMB2,100,000) of capital injection in China Princely was also due at closing.  As of the date of this report, by mutual agreement of the parties, we have not paid this amount.  The primary current shareholder of China Princely has personally guaranteed that the net profit of China Princely will be not less than US$256,000 (RMB2,000,000) for the calendar year 2007, while we have guaranteed that the average 3-day closing price of our shares on the days immediately prior to the one year anniversary of the closing date will be not less than US$0.50 per share. In the event that the share price is less than US$0.50, we shall, at our option, pay additional cash or issue new restricted shares. China Princely has since changed its name to Hartcourt Princely Education Technology Development (Beijing) Co., Ltd.

IT Distribution Business

Historically, through our subsidiaries, Shanghai Huaqing Enterprise Development Co., Ltd (“Huaqing Shanghai”) and Shanghai Control Tech, we have been a distributor of internationally well-known brand-named IT hardware products and related software and services. The main products distributed were Samsung branded notebooks and monitors. We also provided audio and video conference products and related services. Almost all of our revenue for the last two fiscal years was attributed to distribution revenues from sales of IT products in China.

As a result of our business decision to move away from the IT distribution business, in September 2006, we entered into a definitive sales and purchase agreement to sell our interest in Besteffort Investments Ltd (“Besteffort”). In October 2006, the Company completed the transfer of legal ownership of Besteffort to the purchaser. The Company already received US$229,635 selling consideration and the rest balance of US$70,365 net is expected to be received not later than November 30, 2007. Prior to this sale, Besteffort Investments Ltd held indirectly 90% equity interest in Shanghai Control Tech, which was the distributor of Radvision video conference products in China. Shanghai Control Tech ceased its operations on January 1, 2006 primarily because Radvision terminated its distribution agreement with it.  The revenue of Shanghai Control Tech was derived almost exclusively from the Radvision business.

We have entered into a nonbinding Memorandum of Understanding (the “MOU”) and a definitive sale and purchase agreement to sell our 51% interest in Shanghai Huaqing Corporation Development Co., Ltd.  The agreement is subject to the receipt of required third party consents and approvals if required by applicable law.  The contemplated purchase price is US$528,419. In addition, a shareholder of Huaqing Shanghai will return 997,550 shares of our common stock to the individual or entity designated by us. This sale, if consummated, will complete our transition from the information technology distribution business to the business of operating vocational and technical educational schools.

The following discussion and analysis contains comparisons of the results of our operations for the 3 months ended August 31, 2007 and 2006.

Results of Operations

The following table sets forth the consolidated statements of operations for the three months ended August 31, 2007, with the comparable reporting period in the preceding year. And we used the pro forma numbers for the three months ended August 31, 2006.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended	Three Months ended	Three Months ended
	Aug 31	Aug 31	Aug 31
	2007	2006	2005

Operating expenses:
General and administrative	306,487	324,710	18,637
Depreciation and amortization	2,420	3,527	2,079
Total operating expenses	308,907	328,237	20,716

Loss from continuing operations before other income/(expenses)	(278,906)	(328,237)	(20,716)

Other income/(expense):
Interest income	5,380	994	1,657
Other	34,433	-	53
Total other income/(expense)	39,813	994	1,710

Loss from continuing operations	(269,094)	(327,242)	(19,006)

Discontinued operations:
Gain( Loss) from discontinued operations	15,529	(200,502)	50,540
Foreign exchange rate gain	7,349	-	-
Gain/(loss) from discontinued operations	22,878	200,502	50,540

NET INCOME/(LOSS)	$(246,216)	$(126,740)	$31,534

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain/(loss)	5,327	19,956	(23,144)

NET COMPREHENSIVE LOSS	$(240,889)	(106,784)	$8,390

Three months ended August 31, 2007 Compared to three months ended August 31, 2006.

Net Revenue:

There was no revenue during the three months ended August 31, 2007 and 2006, because the Company entered into a definitive agreement to sell the IT distribution business and therefore the sales from IT distribution business has been classified into discontinued operation category for three months ended August 31, 2007 and comparable period in the preceding years.

General and administrative expenses:

Our general and administrative expenses were US$306 thousand for the three months ended August 31, 2007 compared to US$327 thousand for the same periods in 2006, a increase of US$18 thousand or 5.56% compared to the three months ended August 31, 2006. The increase of expenses for the three months ended August 31, 2007 was due to the increases of professional expenses compared to same period in 2006.

Depreciation and amortization expenses:

Our depreciation and amortization expenses were US$2 thousand for the three months ended August 31, 2007 compared to US$3 thousand for the same period in 2006 or a 33.33% decrease.  The decrease was primarily due to the disposal of fixed assets during the three months ended August 31, 2007 than the three months ended August 31, 2006.

Interest income:

Interest income was US$5 thousand for the three months ended August 31, 2007 compared to US$1 thousand for the same period in 2006. The US$4 thousand increase was mainly due to a greater cash balance in bank

Income( Loss) from Continuing Operations:

Loss from continuing operations for the three months ended August 31, 2007 was US$309 thousand, compared to US$328 thousand for the same period of year 2006.  The increase was mainly due to the increase of general and administrative expenses in the three months ended August 31, 2007.

Discontinued operations:

During the three months ended August 31, 2007 and August 31, 2006, the discontinued operations represent the operating results of Shanghai Huaqing in the three month period and loss on disposal of Shanghai Huaqing.

Three months ended August 31, 2006 Compared to Three months ended August 31, 2005

General and administrative expenses:

Our general and administrative expenses were US$327 thousand for the three months ended August 31, 2006 compared to US$19 thousand for the three months ended August 31, 2005, an increase of US$308 thousand. This dramatic increase was mainly due to our efforts to search for acquisition targets and looking for fund resources to finance the acquisition deals and working capital.

Depreciation and amortization expenses:

Our depreciation and amortization expenses were US$1 thousand for the three months ended August 31, 2006 compared to US$2 thousand for the three months ended August 31, 2005, a 100% decrease. The decrease was primarily due to our disposal of fixed assets during the three months ended August 31, 2006.

Interest income:

Interest income was US$1 thousand and US$2 thousand for the three months ended August 31, 2006 and three months ended August 31, 2005. The US$1 thousand decrease was mainly due to lower cash balances.

Income( Loss) from Continuing Operations:

Loss from continuing operations for the three months ended August 31, 2006 was US$327 thousand, compared to US$19 thousand for the three months ended August 31, 2005. The sharp increase of the loss is mainly due to much more expenses during the three months ended August 31, 2006 compared to same period in 2005.

Discontinued operations:

During the three months period ended August 31, 2006, the discontinued operations represent the operation results of Shanghai Huaqing.  During the three months ended August 31, 2005, the gain on disposal of discontinued operation represented the operating results of Shanghai Huaqing and Control Tech.

Liquidity and Capital Resources:

As shown in our accompanying financial statements, we had a net loss of US$216,216 for the three months ended August 31, 2007 as compared to a net loss of US$126,740 for the same period in 2006.

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

Operating activities: During the three months ended August 31, 2007, net cash used in operating activities was US$173,226, compared to US$112,616 during the same period in 2006. The cash used in operating activities in the three months period ended August 31, 2007 resulted mainly from loss of US$246,216 and increase of accrued expenses and other current liabilities of US$521,011 and decrease of accounts payable of US$509,404. The cash used in operating activities in the three months period ended August 31, 2006 resulted mainly from loss of US$126,740, increase of prepaid expenses and other receivables of US$178,221 and increase of stock option expense of US$106,625. The increase of accrued expenses for the quarter ended August 31, 2007 is related to the audit fee which accrued for the acquisition.

Investing activities: Net cash used in investing activities during the three months ended August 31, 2007 was US$220,291 compared to cash used in investing activities of US$277,888 during the same period in 2006. The cash used in investing activities in the three months period ended August 31, 2007 was due to the cash received upon disposal of assets pending for sale of US$161,369 and cash decrease due to disposal of subsidiary of US$367,053. The US$277,888 used in investing activities in the same period of year 2006 was due to disposal of subsidiary.

Financing activities: Net cash used in financing activities during the three months ended August 31, 2007 was US$28,946 compared to US$12,465 cash provided by the same period of year 2006. Net cash used in financing activities in the three months ended August 31, 2007 was due to payments of US$20,932 to relate parties and 49,878 stocks issued for cash. The cash provided by financing activities in the same period of year 2006 was due to proceeds of US$12,465 from related parties.

Contractual Obligations

During the quarter ended August 31, 2007, we did not have any contractual obligation other than the facility leases described in Note 13(b) of financial statements.

Off-Balance Sheet Arrangements

During the quarter ended August 31, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Critical Accounting Policies and Estimates

For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended May 31, 2007. There have been no changes in our critical accounting policies since May 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of August 31, 2007, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.81% to 1.71% per annum.

Interest Rate Risk

Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments.

Impact of Foreign Currency Rate Changes

Since we translate foreign currencies (primarily Chinese Yuans and Hong Kong Dollars) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of August 31, 2007, we did not engage in foreign currency hedging activities.

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

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

In 2005, following the termination of the acquisition of a 51% equity interest in Beijing Ying Zhi He Lian Information Technology Co., Ltd, (YZHL), YZHL returned to us RMB4,000,000 out of the RMB5,000,000 cash consideration we previously paid to them.  The remaining RMB1,000,000 is still unpaid as of the date of filing this quarterly report.  In 2006, Hartcourt Hi-Tech Investment (Shanghai) Inc. filed a compliant against YZHL for the return of the remaining RMB 1,000,000 (US$131,844) owed to us. On December 19, 2006, Beijing Shi Jing Shan District Court entered the Judgment in this case. The court found that Hartcourt Hi-Tech Investment (Shanghai) Inc. had no right to file the compliant against YZHL unless such complaint was made by Hartcourt Capital, Inc., which signed the purchase agreement to acquire the 51% equity interest in YZHL in 2004. After reviewing the case with our attorney, Hartcourt Capital, Inc., as the plaintiff, has appealed to Beijing People’s court on August 10, 2007 against YZHL to return to us the remaining RMB1,000,000 that is owed to us.

Item 1A.  Risk Factors Affecting Future Results

The risk factors facing the Company have not changed in any material way from those Risk Factors discussed on the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2007, we issued 310,000 unregistered shares of our common stock to Geoffrey Wei and Wilson Li valued at US$22,103 in lieu of cash compensation for director service, which were approximately equal to the fair market value of the stock at issue date. Among which, 127,670 shares valued at US$9,103 were over issued to them, we will deduct this amount accordingly in next quarter issuance to them.

On July 9, 2007, we issued 997,550 unregistered shares of our restricted common stock in an offshore transaction under Regulation S to Yuying Lu for gross proceeds of US$39,411. The proceeds will be used for working capital.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit		Previously Filed
Number	Description
2.1	Agreement for sale and purchase of 51% interest in the registered capital of Shanghai Huaqing Corporation Development Co., Ltd., dated June 13, 2007
3.1	Articles of Incorporation of Hartcourt, dated September 6, 1983	(1)
3.2	Bylaws of Hartcourt	(1)
3.3	Amendment to the Bylaws of Hartcourt, dated December 2, 1996	(2)
3.4	Amendment to the Bylaws of Hartcourt, dated October 25, 2004	(6)
3.5	Amendments to the Articles of Incorporation of Hartcourt, dated November 21, 1994	(2)
3.6	Amendments to the Articles of Incorporation of Hartcourt, dated March 23, 1995	(1)
3.7	Amendment to the Articles of Incorporation of Hartcourt, dated October 1997	(3)
3.8	Amendment to the Articles of Incorporation of Hartcourt, dated March 13, 2003	(4)
3.9	Amendment to the Articles of Incorporation of Hartcourt, dated November 24, 2005	(5)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed as an exhibit to Hartcourt’s Form 10SB12G/A, dated July 3, 1997 and incorporated herein by reference.
(2) Previously filed as an exhibit to Hartcourt’s Form 10SB12B, dated January 21, 1997 and incorporated herein by reference.
(3) Previously filed as an exhibit to Hartcourt’s Form 10KSB, dated April 13, 1998 and incorporated herein by reference.
(4) Previously filed as an exhibit to Hartcourt’s Form 10KSB/A, dated April 25, 2003 and incorporated herein by reference.
(5) Previously filed as an exhibit to Hartcourt’s Form 10-Q, dated April 23, 2007, as amended by Hartcourt’s Form 10-Q/A, dated April 24, 2007, incorporated herein by reference.
(6) Previously filed as an exhibit to Hartcourt’s Form 10-K, dated September 15, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HARTCOURT COMPANIES, INC.

Dated: October 22, 2007	By: /s/ VICTOR ZHOU

Victor Zhou
Chief Executive Officer

Dated: October 22, 2007	By: /s/ YUNGENG HU

Yungeng Hu
Chief Financial Officer & President