Form 10-Q
period 2007-11-30
HARTCOURT COMPANIES INC
filed 2008-01-14
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended November 30, 2007

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 001-12671

The Hartcourt Companies, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Room 1405, China Enterprise Tower Complex,
No. 2, Hua Shan Road, Shanghai, China	200040
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes  ☐ No  ☒

The number of shares of common stock outstanding as of the latest practicable date, January [11], 2008, was 205,465,117.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2007	May 31, 2007
	Unaudited	Audited
ASSETS

Cash and cash equivalents	$1,819	$20,611
Prepaid expenses and other assets	44,982	41,549
TOTAL CURRENT ASSETS	46,801	62,160

PROPERTY & EQUIPMENT - NET	28,292	26,423
OTHER RECEIVABLE	334,693	675,969
GOODWILL	-	651,082

TOTAL ASSETS	$409,786	$1,415,634

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$412,101	$510,203
Accrued expenses and other current liabilities	705,214	572,792
Due to directors	124,769	136,452

TOTAL CURRENT LIABILITIES	1,242,084	1,219,447

SHAREHOLDERS' EQUITY
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, issued and cancelled
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding
	$-	$-
Common stock:
$0.001 par value, 424,999,000 authorized
November 30, 2007: 207,513,845 issued 205,465,117 outstanding
May 31, 2007: 207,130,725 issued 205,081,997 outstanding	205,465	205,082
Additional paid in capital	71,709,746	71,570,246
Treasury stock, at cost, 48,728 shares	(48,728)	(48,728)
Other comprehensive loss	(25,678)	(34,598)
Accumulated deficit	(72,673,103)	(71,495,815)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(832,298)	196,187

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$409,786	$1,415,634

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three month periods ended November 30
	2007	2006

Net revenue	$-	$-

Operating expenses:
General and administrative expenses	230,582	388,371
Depreciation and amortization	3,413	713
Impairment of goodwill	666,471
Total operating expenses	900,466	389,084

Loss from continuing operations
before other income (expenses)	(900,466)	(389,084)

Other income (expenses)
Interest income (expense)	(191)	161

Loss from continuing operations	(900,657)	(388,923)

Discontinued operations:
Loss from discontinued operations	-	(639,057)
Loss from discontinued operations	-	(639,057)

NET LOSS	(900,657)	(1,027,980)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	3,594	28,831

NET COMPREHENSIVE LOSS	$(897,063)	$(999,149)

BASIC AND DILUTED EARNINGS/(LOSSES)
PER COMMON SHARE:

Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	$-	$(0.00)
Loss per share	$(0.00)	$(0.00)

* Basic and fully diluted weighted average number of shares outstanding	205,440,208	195,443,459

The accompanying notes form an integral part of these unaudited consolidated financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six month periods ended November 30
	2007	2006

Net revenue	$-	$-

Operating expenses:
General and administrative expenses	537,069	713,081
Depreciation and amortization	5,833	4,240
Impairment of goodwill	666,471	-
Total operating expenses	1,209,373	717,321

Loss from continuing operations before other income	(1,209,373)	(717,321)

Other income
Interest income	5,189	1,155
Others	34,433
Total other income	39,622	1,155

Loss from continuing operations	(1,169,751)	(716,166)

Discontinued operations:
Income/(loss) from discontinued operations	22,878	(438,555)

NET LOSS	(1,146,873)	(1,154,721)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	8,920	48,787

NET COMPREHENSIVE LOSS	$(1,137,953)	$(1,105,934)

BASIC AND DILUTED LOSSES
PER COMMON SHARE:

Loss from continuing operations	$(0.01)	$(0.00)
Income (loss) from discontinued operations	$0.00	$0.00
Loss per share	$(0.01)	$(0.00)

* Basic and fully diluted weighted average number of shares outstanding	205,363,457	195,293,311

The accompanying notes form an integral part of these unaudited consolidated financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six month periods ended Nov 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,146,873)	$(1,154,721)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	5,846	4,240
Goodwill impairment	666,471
Stock options issued for service	114,884	256,466
Stock issued for services and compensations	24,999	29,874
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(33,849)	182,884
Accounts payable		(11,870)
Accrued expenses and other current liabilities	34,320	36,264
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUED OPERATIONS	(334,202)	(656,863)
NET CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS		438,555
NET CASH USED IN OPERATING ACTIVITIES	(334,202)	(218,308)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(7,714)	-
NET CASH PROVIDED BY INVESTING		-
ACTIVITIES OF DISCONTINUED OPERATIONS	293,956	-
	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	286,242	-

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the six month periods ended Nov 30
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of treasury stock	47,319	189,872
Proceeds from (payments to) related parties-net	(11,683)	12,353
NET CASH PROVIDED BY FINANCING
ACTIVITIES OF CONTINUED OPERATIONS	35,636	202,225
NET CASH PROVIDED BY FINANCING
ACTIVITIES OF DISCONTINUED OPERATIONS	-	-
NET CASH PROVIDED BY FINANCIING ACTIVITIES	35,636	202,225
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALANTS	(6,468)	26,285

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALANTS	(18,792)	10,202

CASH AND CASH EQUIVALENTS -
BEGINNING BALANCE	20,611	123,117

CASH AND CASH EQUIVALENTS – ENDING BALANCE	$1,819	$133,319

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 AND 2006

NOTE 1 GENERAL

The Hartcourt Companies, Inc. ("Hartcourt" “We/Our”or the "Company"), was incorporated in Utah in 1983.  Previously, we were a distributor of internationally well known brand named IT hardware products and related services in the People’s Republic of China. In August 2006, we announced our intention to change our business by focusing on the vocational/training and education marketplace in the People’s Republic of China.

On December 28, 2006, we entered into a definitive agreement to acquire a 51% equity interest in Taishun Yucai Senior School (“Yucai”), a high school education and vocational training service provider located in Wenzhou, Zheijiang PRC. The remaining 49% of the equity interests in Yucai will be held by Yucai’s current shareholders. Under the terms of the purchase agreement, we agreed to pay US$2,000,000 and 5,500,000 shares of our restricted common stock in order to acquire a 51% equity interest in Yucai. Pursuant to the purchase agreement, the US$2,000,000 will be payable in three installments within one year after closing of the acquisition and the 5,500,000 shares will be payable upon closing of the acquisition. The lead selling shareholder and his fellow selling shareholders together with Yucai have jointly guaranteed that we will receive a minimum of US$554,487 (RMB 4,325,000) in profit and management fees for each of the three years following the closing. In the event that the net profit is less than the guaranteed amount to the Company for a given year, the lead selling shareholder and his fellow selling shareholders shall make up the discrepancy before December 31 of each year in respect thereof.  We have guaranteed that the average three-day closing price of our shares on the days immediately prior to the one-year anniversary of the closing date will be not less than US$0.50 per share.  In the event that the share price is less than US$0.50, we shall credit additional cash or issue new restricted shares. The transaction is subject to government approval. We cannot predict whether or when such approval will be obtained.

On May 15, 2007, we completed the purchase of 100% of the equity interests in China Princely Education Technology Development Company Limited (“China Princely”), an authorized accrediting organization for China vocational education located in Beijing, PRC. Under the terms of the purchase agreement, we paid to the shareholders of China Princely 5,400,000 shares of our restricted common stock at closing.  Cash consideration of US$39,180 (RMB300,000) and a capital infusion of US$274,258 (RMB2,100,000) in China Princely were also due at closing.  As of the date of this report, by mutual agreement of the parties, we have not paid these amounts.  The primary current shareholder of China Princely has personally guaranteed that the net profit of China Princely will be not less than US$256,000 (RMB2,000,000) for the calendar year 2007, while we have guaranteed that the average three-day closing price of our shares on the days immediately prior to the one year anniversary of the closing date will be not less than US$0.50 per share. In the event that the share price is less than US$0.50, we shall, at our option, pay additional cash or issue new restricted shares. After closing, we changed the name of China Princely to Hartcourt Princely Education Technology Development (Beijing) Co., Ltd.

As of November 30, 2007, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of November 30, 2007, Hartcourt Capital Inc. owns 100% of the equity interest of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc., through nominee shareholder, owns 100% of the equity interest of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China. In April 2007, the Company decided to wind up Hartcourt Hi-Tech Investment (Shanghai) Inc. As of November 30, 2007, the wind-up process was completed.

As of November 30, 2007, AI-Asia, Inc., the third holding company, owns 100% of the equity interest of Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd (former name is AI-Asia (Shanghai) Information Technology, Inc), located in Shanghai, China, and owns 100% of the equity interest of Hartcourt Princely.

As a result of our business decision to move away from the IT distribution business, in September 2006, we entered into a definitive sales and purchase agreement to sell our interest in Besteffort Investments Ltd (“Besteffort”). In October 2006, the Company completed the transfer of legal ownership of Besteffort to the purchaser. As of the close of our fiscal quarter ended November 30, 2007, we have already received US$229,635 in connection with the sale of our IT distribution business and the remaining balance of US$70,365 is held for assets receivable. Prior to this sale, Besteffort Investments Ltd indirectly held 90% equity interest in Shanghai Control Tech, which was a distributor of Radvision video conference products in China. Shanghai Control Tech had ceased its operations on January 1, 2006 primarily as a result of Radvision’s termination of its distribution agreement with Shanghai Control Tech.  The revenue of Shanghai Control Tech had been derived almost exclusively from the Radvision business.

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

On June 13, 2007, the Board of Directors of the Company authorized the disposal of its 51% interest in Shanghai Huaqing to its minority shareholders. The agreement is subject to the receipt of required third party consents and approvals if required by applicable law. The contemplated purchase price is US$528,419. In addition, a shareholder of Huaqing Shanghai will return 997,550 shares of our common stock to the individual or entity designated by us. During the three months ended November 30, 2007, RMB 1,000,000 (US$132,348) was received. As of November 30, 2007, total RMB 2,000,000 (US$263,721) and 997,550 shares of the Company’s common stock were received and the remaining balance of US$264,697 is part of other receivable.

As of November 30, 2007, the Company has classified the Shanghai Huaqing business as discontinued operation. (See note 12)

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The audited consolidated financial statements for the fiscal year ended May 31, 2007 were filed on September 13, 2007 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ended May 31, 2008.

b)    Basis of Consolidation

The Company’s financial statements for the six months ended November 30, 2007 are consolidated to include the accounts of The Hartcourt Companies Inc., the wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc., Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd., Shanghai Jiumeng Information Technology Co., Ltd and Hartcourt Princely Education Technology Development Company Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

d)    Prepaid expenses

Prepaid expenses are expenses that are allocated into the period in which they are incurred and in subsequent periods, and are amortized within one year (inclusive). They include amortization of low-valued consumables, prepaid insurance expenses, lump-sum payment for stamps in large amount that need to be amortized.

Prepaid expenses generally will be amortized in equal installments and charged as costs or expenses of periods within one year. If certain prepaid expense item cannot be amortized, its un-amortized amount is recorded as an expense for the current period. Prepaid expenses amounted to US$44,982 at November 30, 2007 and are included in “Prepaid expenses and other assets” in the accompanying financial statements.

e)    Property and Equipment

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

f)    Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of November 30, 2007, there were no significant impairments of its long-lived assets used in operations.

g)    Income Taxes

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

h)    Stock-Based Compensation

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

i)    Foreign Currencies Translation

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

j)    Basic and diluted earning per share

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

k    Recently Issued Accounting Standards

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

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

NOTE 3     EARNINGS / (LOSSES) PER SHARE

Basic and diluted (loss) income per common share is computed as follows:
	November 30, 2007	November 30, 2006

Net income (loss)	$(1,146,873)	$(1,154,721)
Effects of dilutive securities	-	-

Weighted average shares outstanding	205,363,457	195,293,311

Basic and dilutive earnings/(losses) per share	$(0.01)	$(0.00)

As of November 30, 2007, the Company had 34,600,000 options outstanding, each exercisable for one share of our common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to the Company has retained loss as of November 30, 2007.

NOTE 4 SHAREHOLDERS’ EQUITY

a)    Capitalization

The Company is authorized the authority to issue 434,999,000 shares of stock, consisting of 424,999,000 shares of common stock, US$0.001 par value and 10,000,000 shares of Class A Preferred Stock. The total number of shares of the Company’s Common Stock outstanding as of November 30, 2007 and November 30, 2006 are 205,465,117 and 195,529,703, respectively.  No shares of the Company’s Class A Preferred Stock were outstanding as of November 30, 2007 and November 30, 2006.

b)    Original Preferred Stock

On July, 14, 2004, the founder of Hartcourt, Dr. Alan V. Phan, converted his 1,000 shares of Original Preferred Stock into 2,000,000 shares of Hartcourt Common Stock. After the conversion, no Original Preferred Stock was outstanding as of November 30, 2007.

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

On July 1, 2007, the Company issued 310,000 unregistered shares of common stock valued at US$22,102 in lieu of cash payment for director service compensation, which were approximately equal to the fair market value of the stock at issue date.

On July 9, 2007, the Company agreed to sale 997,550 unregistered shares of our common stock (received on June 13, 2007 on disposal of a subsidiary) in an offshore transaction under Regulation S to Yuying Lu for proposed gross proceeds of US$49,878 which is subject to signing agreement.

On October 1, 2007, we issued 73,120 unregistered shares of our common stock to Geoffrey Wei and Wilson Li valued at US$2,824 as of the date of issuance in lieu of cash compensation for director service.

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

The following table summarizes the activity of stock options:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Shares under options at Dec 31, 2004	7,300,000	$0.28	$270,000
Granted	20,300,000	$0.09
Exercised	-	-
Expired	-	-
Cancelled	-	-

Shares under options at May 31, 2005	27,600,000	$0.14	$323,000
Granted	1,000,000	$0.09
Exercised	-	-
Expired	4,000,000	$0.207
Cancelled	-	-

Shares under options at May 31, 2006	24,600,000	$0.127	$0-
Granted	29,000,000	$0.05
Exercised	-	-
Expired	3,000,000	$0.30
Cancelled	16,000,000	$0.09

Shares under options at May 31, 2007	34,600,000	$0.06	$690,000
Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-

Shares under options at November 30, 2007	34,600,000	$0.06	346,000

Additional information relating to stock options outstanding and exercisable at November 30, 2007 summarized by the exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	November 30,	Contractual	Exercise	November 30,	Exercise
Price	2007	Life	Price	2007	Price

$0.04 - $0.05	29,000,000	5.0 Year	$0.05	14,500,000	$0.05
$0.09	5,300,000	3.48 Year	$0.09	5,300,000	$0.09
$1.00	300,000	0.71 Year	$1.00	300,000	$1.00

During the three months period ended November 30, 2007, a total of 6,875,000 options vested and the Company recorded US$39,846 amortization in stock based compensation expense. For the six month period ended November 30, 2007 the Company recorded $114,884 in stock based compensation expense.

b)    Warrants

There are no warrants outstanding for the six months period ended November 30, 2007 and the six months period ended November 30, 2006.

As of May 31, 2005, there were 29,010,239 outstanding warrants to purchase 29,010,239 shares of common stock at US$0.001 par value at US$0.058 per share.

In connection with the private placement of Hartcourt shares with Enlight Corporation Ltd., on October 23, 2002, Hartcourt granted Enlight warrants to purchase 29,010,239 shares at an exercise price of US$0.0586 per share. These warrants expired as of November 30, 2007.

NOTE 5     GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of US$72,673,103 as of November 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

NOTE 6    PREPAID EXPENSES AND OTHER ASSETS

Deposit, other debtors and prepaid expenses as of November 30, 2007 and May 31, 2007 are summarized as follows:

	November 30, 2007 Unaudited	May 31, 2007 Audited

Prepaid expenses	$16,164	$496
Deposits	28,818	41,053

Total	$44,982	$41,549

NOTE 7    OTHER RECEIVABLE

Other receivable as of November 30, 2007 and May 31, 2007 are summarized as follows:

	November 30, 2007 Unaudited	May 31, 2007 Audited

Proceeds receivable from disposal of Huaqing	$264,697	$651,082
Proceeds receivable from disposal of Control Tech	69,997	100,600

Total	$334,693	$675,969

NOTE 8    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of November 30, 2007 and May 31, 2007 are summarized as follows:

	Amount	Amount
	November 30, 2007 Unaudited	May 31, 2007 Audited

Accrued directors’ compensations	$84,000	$196,500
Accrued professional fees	87,500	83,235
Payroll payable	275,739	21,690
Welfare	12,190	9,588
Accrued other expenses	4,405	38,947
Other payable	241,380	222,832

Total	$705,214	$572,792

NOTE 9    PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of November 30, 2007 and May 31, 2007 are summarized as follows:

	November 30, 2007 Unaudited	May 31, 2007 Audited

Office equipment and computers	$68,887	$61,172
Less: accumulated depreciation	(40,595)	(34,749)

Property and equipment, net	$28,292	$26,423

NOTE 10   RELATED PARTY TRANSACTION

During the quarter ended August 31, 2007, the Company issued 310,000 unregistered shares of common stock to its directors, including 182,330 shares of common stock valued at US$13,000 for services rendered and 127,670 shares valued at US$9,103 were over issued to them. The stock was valued at the average market price for the period for which services were provided. The over issued common shares are recorded as Advance compensation to Directors.

During the quarter ended August 31, 2007, the company received 997,550 shares of the Company’s common stock from Shanghai Huaqing pursuant to the Sales and Purchaser agreement. These shares were valued at US$69,829 which was approximately equal to the fair market value of the stock at the return date.

During the quarter ended November 30, 2007, the Company issued 73,120 unregistered shares of common stock to its directors for their service on Board after adjusting the over-issued stock. The stock was valued at US$2,824 after adjusting the over-issued stock which was approximately equal to the fair market value of the stock at the return date.

NOTE 11    IMPAIRMENT OF GOODWILL

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of goodwill in accordance with the requirements of SFAS #142 "Goodwill and Other Intangible Assets".  Based on its assessment, the Company determined that goodwill resulting from the acquisition of China Princely amounted to US$673,727 is impaired as of November 30, 2007.

NOTE 12     DISCONTINUED OPERATIONS

Control Tech Electronics (Shanghai) Co., Ltd.

During the transition period ended May 31, 2005, the Company, via its BVI subsidiary, Hartcourt Capital, Inc., acquired Control Tech, located and operated in China. Control Tech is the distributor of video and audio conference products in mainland China. On November 1, 2004, the Company signed a definitive agreement to purchase a 90% equity interest in Control Tech for a total consideration of US$1.96 million. Pursuant to the definitive purchase agreement, the purchase price was to be paid by the issuance of 8,516,902 shares of the Company’s common stock at a value of US$0.23 per share. On February 25, 2005, the Company completed all legal procedures to acquire 90% of the capital stock of Control Tech. Due to Company’s share price decline, the purchase price was revised as US$1.96 million payable in 19,588,875 shares of Company’s common stock.

Since January 1, 2006, the Company decided to cease the operation of Control Tech due to the unsatisfied operating results.

The Company has made a provision for the future disposal of Control Tech of US$1,827,990 during the fiscal year ended May 31, 2006.

Loss from the discontinued operation of Control Tech during the fiscal year ended May 31, 2006 was US$596,352.

The investment in Control Tech US$300,000 has been classified as assets pending for sale on the consolidated balance sheet as of May 31, 2006.

In September 2006, the Company entered into a definitive sales & purchase agreement to sell its interest in Control Tech. During the fiscal year ended May 31, 2007, US$199,400 was collected, and the remaining balance of $100,600 has been reclassified to other receivable.

During the six-month period ended November 30, 2007, US$30,235 was collected and the remaining balance of US$69,997 is part of other receivable.

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

During the three months ended November 30, 2007, RMB 1,000,000 (US$132,348) was received. As of November 30, 2007, total RMB 2,000,000 (US$263,721) and 997,550 shares of the Company’s common stock were received and the remaining balance of US$264,697 is part of other receivable.

NOTE 13    COMMITMENTS AND CONTINGENCIES

a)    Employment Agreements

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

b)    Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through July 5, 2009. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the three months ended November 30, 2007 and 2006 were US$23,236and US$28,212, respectively.

The future minimum annual lease payments required under this operating lease are as follows:
Year ended May 31	Payments

2008	$58,282
2009	$108,690

c)    Legal Proceedings

Hartcourt Hi-Tech Investment (Shanghai) Inc. filed a compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd for returning RMB 1,000,000 which it owed the Company. On December 19, 2006, Beijing Shi Jing Shan District Court entered the judgment in this case. The court found that Hartcourt Hi-Tech Investment (Shanghai) Inc. has no rights to file the compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd. unless designated by Hartcourt Capital, Inc., which signed and was bound by the acquisition agreement. The court issued an order overruling the complaint from Hartcourt Hi-Tech Investment (Shanghai)., Inc. as the plaintiff. The plaintiff can appeal to Beijing No. 1 Intermediate People’s Court if objecting to the rule. The Company has prepared additional lawsuit material and lodged the petition to appeal to Beijing No. 1 Intermediate People’s Court.

On August 10, 2007, Hartcourt Capital Inc filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd to return the RMB 1,000,000 which it owes the Company. The lawsuit is in the initial stage and the outcome cannot be estimated as of November 30, 2007.

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

The Chinese government believes that in order for the healthy growth of China’s economy to be sustained there will need to be more vocational schools and vocational school graduates than degree colleges and degree college graduates. All levels of government are required to speed up the development of vocational education.  The goal of the Chinese government is to recruit 8 million middle vocational students by 2010 in order to achieve the projected number of middle vocational students and high school students. In addition, the goal of the Chinese government is to have more high vocational students than college students by that same year.

In August 2006, after reviewing our business condition, competitive position, and opportunities in China, we decided to change our business by focusing on the post-secondary education market in China to take advantage of the ongoing demand for skilled workers and growing post-secondary age population. We plan to not only acquire certain schools we have targeted, but also to run these schools actively by putting together strong faculty teams, incentive plans and strategic expansion programs.

Following our change in strategic direction, we entered into memorandums of understanding with several  vocational education providers in 2006, and we have signed definitive agreements with Yucai (as defined below) and China Princely (as defined below). On May 15, 2007, the acquisition of China Princely closed.

In June 2007, the Company entered into a Memorandum of Understanding with Chongqing Zhengda Software Group Co., Ltd relating to the acquisition of 100% of its equity interests in its two subsidiaries: Chongqing Zhengda Education Group and Chongqing Zhengda Hengling Co., Ltd. We have conducted due diligence for the proposed acquisition. A proxy statement for this transaction will be filed with the SEC and sent to our shareholders in connection with the special shareholders meeting to be held in future.

On December 28, 2006, we entered into a definitive agreement to acquire a 51% equity interest in Taishun Yucai Senior School (“Yucai”), a high school education and vocational training service provider located in Wenzhou, Zheijiang PRC. The remaining 49% of the equity interests in Yucai will be held by Yucai’s current shareholders. Under the terms of the purchase agreement, we agreed to pay US$2,000,000 and 5,500,000 shares of our restricted common stock in order to acquire a 51% equity interest in Yucai. Pursuant to the purchase agreement, the US$2,000,000 will be payable in three installments within one year after closing of the acquisition and the 5,500,000 shares will be payable upon closing of the acquisition. The lead selling shareholder and his fellow selling shareholders together with Yucai have jointly guaranteed that we will receive a minimum of US$554,487 (RMB 4,325,000) in profit and management fees for each of the three years following the closing. In the event that the net profit is less than the guaranteed amount to the Company for a given year, the lead selling shareholder and his fellow selling shareholders shall make up the discrepancy before December 31 of each year in respect thereof. We have guaranteed that the average three-day closing price of our shares on the days immediately prior to the one-year anniversary of the closing date will be not less than US$0.50 per share.  In the event that the share price is less than US$0.50, we shall credit additional cash or issue new restricted shares. The transaction is subject to government approval. We cannot predict whether or when such approval will be obtained.

On May 15, 2007, we completed the purchase of 100% of the equity interests in China Princely Education Technology Development Company Limited (“China Princely”), an authorized accrediting organization for China vocational education located in Beijing, PRC. Under the terms of the purchase agreement, we paid to the shareholders of China Princely 5,400,000 shares of our restricted common stock at closing.  Cash consideration of US$39,180 (RMB300,000) and a capital infusion of US$274,258 (RMB2,100,000) in China Princely were also due at closing.  As of the date of this report, by mutual agreement of the parties, we have not paid these amounts.  The primary current shareholder of China Princely has personally guaranteed that the net profit of China Princely will be not less than US$256,000 (RMB2,000,000) for the calendar year 2007, while we have guaranteed that the average three-day closing price of our shares on the days immediately prior to the one-year anniversary of the closing date will be not less than US$0.50 per share. In the event that the share price is less than US$0.50, we shall, at our option, pay additional cash or issue new restricted shares. After closing, we changed the name of China Princely to Hartcourt Princely Education Technology Development (Beijing) Co., Ltd.

IT Distribution Business

Historically, through our subsidiaries, Shanghai Huaqing Enterprise Development Co., Ltd (“Huaqing Shanghai”) and Shanghai Control Tech, we have been a distributor of internationally well-known IT hardware products and related software and services. The main products distributed were Samsung-branded notebooks and monitors. We also provided audio and video conference products and related services. Almost all of our revenue for the last two fiscal years was attributed to distribution revenues from sales of IT products in China.

As a result of our business decision to move away from the IT distribution business, in September 2006, we entered into a definitive sales and purchase agreement to sell our interest in Besteffort Investments Ltd (“Besteffort”). In October 2006, the Company completed the transfer of legal ownership of Besteffort to the purchaser. As of the close of our fiscal quarter ended November 30, 2007, we have already received US$229,635 in connection with the sale of our IT distribution business and the remaining balance of US$70,365 is held for assets receivable. Prior to this sale, Besteffort Investments Ltd indirectly held a 90% equity interest in Shanghai Control Tech, which was a distributor of Radvision video conference products in China. Shanghai Control Tech had ceased its operations on January 1, 2006 primarily as a result of Radvision’s termination of its distribution agreement with Shanghai Control Tech.  The revenue of Shanghai Control Tech had been derived almost exclusively from the Radvision business.

We have entered into a definitive sale and purchase agreement to sell our 51% interest in Shanghai Huaqing Corporation Development Co., Ltd to its minority shareholders.  The agreement is subject to the receipt of required third party consents and approvals if required by applicable law.  The contemplated purchase price is US$528,419. In addition, a shareholder of Huaqing Shanghai will return 997,550 shares of our common stock to the individual or entity designated by us. During the three months ended November 30, 2007, RMB 1,000,000 (US$132,348) was received. As of November 30, 2007, total RMB 2,000,000 (US$263,721) and 997,550 shares of the Company’s common stock were received and the remaining balance of US$264,697 is part of other receivable.

Results of Operations

The following table sets forth the consolidated statements of operations for the three months ended November 30, 2007, with the comparable reporting period in the preceding year. We used the pro forma numbers for the three months ended November 30, 2006.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended	Three Months ended
	November 30	November 30
	2007	2006

Operating expenses:
General and administrative	$230,582	$388,371
Depreciation and amortization	3,413	713
Impairment of goodwill	666,471
Total operating expenses	900,466	389,084

Loss from continuing operations before other income/(expenses)	(900,466)	(389,084)

Other income/(expense):
Interest income	(191)	161

Loss from continuing operations	(900,657)	(388,923)

Discontinued operations:
Loss from discontinued operations	-	(639,057)

NET LOSS	$(900,657)	$(1,027,980)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	3,594	28,831

NET COMPREHENSIVE LOSS	$(897,063)	(999,149)

Three months ended November 30, 2007 compared to three months ended November 30, 2006.
Net Revenue:

There was no revenue during the three months ended November 30, 2007 and 2006, because the Company entered into a definitive agreement to sell the IT distribution business and therefore the sales from the IT distribution business have been classified into discontinued operations for the three months ended November 30, 2007 and the comparable period in the preceding year.

General and administrative expenses:

General and administrative expenses were US$230,582 for the three months ended November 30, 2007 compared to US$388,371 for the same period in 2006, a decrease of US$157,789 or 40% compared to the three months ended November 30, 2006. The decrease of expenses for the three months ended November 30, 2007 was due to the decrease in professional expenses compared to the same period in 2006.

Depreciation and amortization expenses:

Depreciation and amortization expenses were US$3,413 for the three months ended November 30, 2007 compared to US$713 for the same period in 2006 or a US$2700 increase. The increase was primarily due to the purchase of fixed assets during the three months ended November 30, 2007 than the three months ended November 30, 2006.

 Interest income:

Interest expense was US$191 for the three months ended November 30, 2007 compared to interest income of US$161 for the same period in 2006. The US$352 decrease was mainly due to lower average cash balances in our accounts.

Loss from Continuing Operations:

Loss from continuing operations for the three months ended November 30, 2007 was US$900,657, compared to US$388,923 for the same period in 2006. The increase was mainly due to goodwill impairment charges in the three months ended November 30, 2007.

Discontinued operations:

During the three months ended November 30, 2007 and November 30, 2006, the discontinued operations represent the operating results of Shanghai Huaqing in these three-month periods and a loss on disposal of Shanghai Huaqing.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months ended	Six Months ended
	November 30	November 30
	2007	2006
Net revenue	$-	$-

Operating expenses:
General and administrative expenses	537,069	713,081
Depreciation and amortization	5,833	4,240
Impairment of goodwill	666,471
Total operating expenses	1,209,373	717,321

Loss from continuing operations
before other income	(1,209,373)	(717,321)

Other income
Interest income	5,189	1,155
Others	34,433
Total other income	39,622	1,155

Loss from continuing operations	(1,169,751)	(716,166)

Discontinued operations:
Income/(loss) from discontinued operations	22,878	(438,555)

NET LOSS	(1,146,873)	(1,154,721)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	8,920	48,787

NET COMPREHENSIVE LOSS	$(1,137,953)	$(1,105,934)

Six months ended November 30, 2007 compared to six months ended November 30, 2006.
Net Revenue:

There was no revenue during the six months ended November 30, 2007 and 2006, because the Company entered into a definitive agreement to sell the IT distribution business and therefore the sales from the IT distribution business have been classified into discontinued operations for the six months ended November 30, 2007 and the comparable period in the preceding year.

General and administrative expenses:

General and administrative expenses were US$537,069 for the six months ended November 30, 2007 compared to US$713,081 for the same period in 2006, a decrease of US$176,012 or 24% compared to the six months ended November 30, 2006. The decrease of expenses for the six months ended November 30, 2007 was due to the decrease in professional expenses compared to the same period in 2006.

Depreciation and amortization expenses:

Depreciation and amortization expenses were US$5,833 for the six months ended November 30, 2007 compared to US$4,240 for the same period in 2006 or a 37% increase.  The increase was primarily due to the purchase of fixed assets during the six months ended November 30, 2007.

Interest income:

Interest income was US$5,189 for the six months ended November 30, 2007 compared to US$1,155 for the same period in 2006. The US$4,034 increase was mainly due to a higher average cash balances in our accounts.

Loss from Continuing Operations:

Loss from continuing operations for the six months ended November 30, 2007 was US$1,169,751, compared to US$716,166 for the same period in 2006. The increase was mainly due to goodwill impairment charges in the six months ended November 30, 2007.

Discontinued operations:

During the six months ended November 30, 2007 and November 30, 2006, the discontinued operations represent the operating results of Shanghai Huaqing in these six-month periods and a loss on disposal of Shanghai Huaqing.

Liquidity and Capital Resources:

As shown in our accompanying financial statements, we had a net loss of US$1,146,873 for the six months ended November 30, 2007, as compared to a net loss of US$1,154,721 for the same period in 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included:
•	Look for growth opportunities through acquisitions and mergers with profitable education businesses;
•	Raise additional capital through public offering or private placement; and
•	Take measures to control costs and operating expenses

Operating activities: During the six months ended November 30, 2007, net cash used in operating activities was US$334,202, compared to US$656,863 during the same period in 2006. The cash used in operating activities in the six months ended November 30, 2007 resulted mainly from loss of US$1,146,873 and an increase of accrued expenses and other current liabilities of US$34,320 and goodwill impairment of US$666,471 and increase of stock option expense of US$114,884. The cash used in operating activities in the six months ended November 30, 2006 resulted mainly from loss of US$1,154,721, a decrease of prepaid expenses and other receivables of US$182,884 and an increase of stock option expense of US$256,466. The increase of accrued expenses for the quarter ended November 30, 2007 is related to the payroll payable to the management team.

Investing activities: Net cash provided by investing activities during the six months ended November 30, 2007 was US$286,242, compared to cash used in investing activities of US$0 during the same period in 2006. The cash provided by investing activities in the six months period ended November 30, 2007 was due to the cash received upon disposal of assets of US$293,956 and cash decrease due to purchase of property and equipment of US$7,714.

Financing activities: Net cash provided by financing activities during the six months ended November 30, 2007 was US$35,636 compared to US$202,225 provided by the same period in 2006. Net cash used in financing activities in the six months ended November 30, 2007 was due to payments of US$11,683 to related parties. Net cash provided by financing activities in the six months ended November 30, 2007 was due to sales of treasury stock of US$47,319. The cash provided by financing activities in the same period in 2006 was due to proceeds of US$12,353 from related parties and US$189,872 of sales of treasury stock.

Contractual Obligations

During the three months ended November 30, 2007, we did not have any contractual obligation other than the facility leases described in Note 13(b) of financial statements.

Off-Balance Sheet Arrangements

During the three months ended November 30, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Critical Accounting Policies and Estimates

For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, please refer to our Annual Report on Form 10-K for the year ended May 31, 2007. There have been no changes in our critical accounting policies since May 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of November 30, 2007, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.81% to 1.71% per annum.

Interest Rate Risk

Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments.

Impact of Foreign Currency Rate Changes

Since we translate foreign currencies (primarily Chinese Yuans and Hong Kong Dollars) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of November 30, 2007, we did not engage in foreign currency hedging activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2007, the Company issued 73,120 unregistered shares of common stock to its directors for their service on Board after adjusting the over-issued stock. The stock was valued at US$2,824 after adjusting the over-issued stock which was approximately equal to the fair market value of the stock at the return.

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit		Previously Filed
Number	Description
3.1	Articles of Incorporation of Hartcourt, dated September 6, 1983	(1)
3.2	Bylaws of Hartcourt	(1)
3.3	Amendment to the Bylaws of Hartcourt, dated December 2, 1996	(2)
3.4	Amendment to the Bylaws of Hartcourt, dated October 25, 2004	(6)
3.5	Amendments to the Articles of Incorporation of Hartcourt, dated November 21, 1994	(2)
3.6	Amendments to the Articles of Incorporation of Hartcourt, dated March 23, 1995	(1)
3.7	Amendment to the Articles of Incorporation of Hartcourt, dated October 1997	(3)
3.8	Amendment to the Articles of Incorporation of Hartcourt, dated March 13, 2003	(4)
3.9	Amendment to the Articles of Incorporation of Hartcourt, dated November 24, 2005	(5)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to Hartcourt’s Form 10SB12G/A, dated July 3, 1997 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Hartcourt’s Form 10SB12B, dated January 21, 1997 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Hartcourt’s Form 10KSB, dated April 13, 1998 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Hartcourt’s Form 10KSB/A, dated April 25, 2003 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Hartcourt’s Form 10-Q, dated April 23, 2007, as amended by Hartcourt’s Form 10-Q/A, dated April 24, 2007, incorporated herein by reference.
(6)	Previously filed as an exhibit to Hartcourt’s Form 10-K, dated September 15, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HARTCOURT COMPANIES, INC.

Dated: January 11, 2008	By: /s/ VICTOR ZHOU

Victor Zhou
Chief Executive Officer

Dated: January 11, 2008	By: /s/ YUNGENG HU

Yungeng Hu
Chief Financial Officer & President