Form 10-Q
period 2008-02-29
HARTCOURT COMPANIES INC
filed 2008-04-10
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended February 29, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 001-12671

The Hartcourt Companies, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Room 706, Silver Tower, No.933
Zhongshanxi Road, Shanghai, China	200051
(Address of principal executive offices)	(Zip Code)

(011) (86 21) 51113716
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

The number of shares of common stock outstanding as of the latest practicable date, April [10], 2008, was 205,465,117.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheet - February 29, 2008 and May 31, 2007
Consolidated Statements of Operations - Three-month and nine-month periods ended February 29, 2008 and February 28, 2007
Consolidated Statements of Cash Flows - nine-month periods ended February 29, 2008 and February 28, 2007
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II: OTHER INFORMATION
Item 1	Legal Proceedings
Item 1A	Risk Factors Affecting Future Results
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6.	Exhibits
Signatures

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 29, 2008	May 31, 2007
	Unaudited	Audited
ASSETS

Cash and cash equivalents	$36,234	$20,611
Prepaid expenses and other assets	19,871	41,549
TOTAL CURRENT ASSETS	56,105	62,160

PROPERTY & EQUIPMENT – NET	26,220	26,423
OTHER RECEIVABLE	57,965	675,969
GOODWILL	-	651,082

TOTAL ASSETS	$140,290	$1,415,634

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$411,691	$510,203
Accrued expenses and other current liabilities	778,051	572,792
Due to directors	65,488	136,452

TOTAL CURRENT LIABILITIES	1,255,230	1,219,447

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, issued and cancelled	$-	$-
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-

Common stock:
$0.001 par value, 424,999,000 authorized February 29, 2008: 207,513,845 issued 205,465,117 outstanding May 31, 2007: 207,130,725 issued 205,081,997 outstanding	205,465	205,082
Additional paid in capital	71,732,613	71,570,246
Treasury stock, at cost, 2,048,728 shares	(48,728)	(48,728)
Other comprehensive loss	(61,665)	(34,598)
Accumulated deficit	(72,942,625)	(71,495,815)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(1,114,940)	196,187

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$140,290	$1,415,634

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three month periods ended
	February 29,	February 28,
	2008	2007

Net revenue	$-	$-

Operating expenses:
General and administrative expenses	261,988	327,237
Depreciation and amortization	3,934	7,957
Total operating expenses	265,922	335,194

Loss from operations	(265,922)	(335,194)

Other income (expenses)
Interest income (expense)	(3,600)	98

Loss from continuing operations	(269,522)	(335,096)

Discontinued operations:
Loss from discontinued operations	-	(1,048,625)

NET LOSS	(269,522)	(1,383,721)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	(35,987)	325

NET COMPREHENSIVE LOSS	$(305,509)	$(1,383,396)

BASIC AND DILUTED EARNINGS/(LOSSES)
PER COMMON SHARE:

Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	$-	$(0.01)
Loss per share	$(0.00)	$(0.01)
* Basic and fully diluted weighted average number of shares outstanding	205,465,117	199,262,110

* Weighted average number of shares used to compute basic and diluted loss per share is equivalent as the effect of dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine month periods ended
	February 29,	February 28,
	2008	2007
Net revenue	$-	$-

Operating expenses:
General and administrative expenses	799,057	1,032,602
Depreciation and amortization	9,767	19,912
Impairment of goodwill	666,471	-
Total operating expenses	1,475,295	1,052,514

Loss from operations	(1,475,295)	(1,052,514)

Other income
Interest income (expense)	36,022	1,253

Loss from continuing operations	(1,439,273)	(1,051,261)

Discontinued operations:
Income/(loss) from discontinued operations	22,878	(1,487,180)

NET LOSS	(1,416,395)	(2,538,441)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	(27,067)	26,589

NET COMPREHENSIVE LOSS	$(1,443,462)	$(2,511,852)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Loss from continuing operations	$(0.01)	$(0.00)
Income (loss) from discontinued operations	$0.00	$(0.01)
Loss per share	$(0.01)	$(0.01)

* Basic and fully diluted weighted average number of shares outstanding	205,397,220	196,601,703

* Weighted average number of shares used to compute basic and diluted loss per share is equivalent as the effect of dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine month-periods ended
	February 29, 2008	February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,416,395)	$(2,538,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,767	19,912
Goodwill impairment	666,471
Stock options issued for service	137,752	383,403
Stock issued for services and compensations	24,999	56,535
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(8,738)	(295)
Accounts payable	-	(10,813)
Accrued expenses and other current liabilities	130,540	63,851
Other Current assets		137,385
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUED OPERATIONS	(455,604)	(1,888,463)
NET CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	-	1,487,180
CASH USED IN OPERATING ACTIVITIES	(455,604)	(401,283)
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(9,577)	(16,383)
NET CASH USED IN INVESTING ACTIVITIES OF CONTINUED OPERATIONS	(9,577)	(16,383)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	546,905	(277,555)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	537,328	(293,938)

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the nine month periods ended
	February 29
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of treasury stock	47,319	-
Proceeds on sale of common stock	-	252,372
Proceeds from (payments to) related parties-net	(70,964)	12,457
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES OF CONTINUED OPERATIONS	(23,645)	264,829

NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	-	-
NET CASH PROVIDED BY (USED IN) FINANCIING ACTIVITIES	(23,645)	264,829

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALANTS	(42,456)	45,178

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALANTS	15,623	(385,214)

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE	20,611	400,672

CASH AND CASH EQUIVALENTS – ENDING BALANCE	$36,234	$15,458

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     GENERAL

The Hartcourt Companies, Inc. ("Hartcourt" “We/Our” or the "Company"), was incorporated in Utah in 1983.  Previously, we were a distributor of internationally well known brand named IT hardware products and related services in the People’s Republic of China. In August 2006, we announced our intention to change our business by focusing on the vocational/training and education marketplace in the People’s Republic of China.

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

As of February 29, 2008, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of February 29, 2008, Hartcourt Capital Inc. owns 100% of the equity interest of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc., through nominee shareholder, owns 100% of the equity interest of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China. In April 2007, the Company decided to wind up Hartcourt Hi-Tech Investment (Shanghai) Inc. As of February 29, 2008, the wind-up process was completed.

As of February 29, 2008, AI-Asia, Inc., the third holding company, owns 100% of the equity interest of Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd (former name is AI-Asia (Shanghai) Information Technology, Inc), located in Shanghai, China, and owns 100% of the equity interest of Hartcourt Princely.

As a result of our business decision to move away from the IT distribution business, in September 2006, we entered into a definitive sales and purchase agreement to sell our interest in Besteffort Investments Ltd (“Besteffort”). In October 2006, the Company completed the transfer of legal ownership of Besteffort to the purchaser. As of the close of our fiscal quarter ended November 30, 2007, we have already received US$229,635 in connection with the sale of our IT distribution business and the remaining balance of US$57,965 is held for assets receivable. Prior to this sale, Besteffort Investments Ltd indirectly held 90% equity interest in Shanghai Control Tech, which was a distributor of Radvision video conference products in China. Shanghai Control Tech had ceased its operations on January 1, 2006 primarily as a result of Radvision’s termination of its distribution agreement with Shanghai Control Tech.  The revenue of Shanghai Control Tech had been derived almost exclusively from the Radvision business.

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

On June 13, 2007, the Board of Directors of the Company authorized the disposal of its 51% interest in Shanghai Huaqing to its minority shareholders. The agreement is subject to the receipt of required third party consents and approvals if required by applicable law. The contemplated purchase price is US$528,419. In addition, a shareholder of Huaqing Shanghai will return 997,550 shares of our common stock to the individual or entity designated by us. During the three months ended February 29, 2008, RMB 2,000,000 (US$252,949) was received. As of February 29, 2008, total RMB 4,000,000 (US$516,670) and 997,550 shares of the Company’s common stock were received.

As of February 29, 2008, the Company has classified the Shanghai Huaqing business as discontinued operation. (See note 12)

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The audited consolidated financial statements for the fiscal year ended May 31, 2007 were filed on September 13, 2007 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ended May 31, 2008.

b)    Basis of Consolidation

The Company’s financial statements for the nine months ended February 29, 2008 are consolidated to include the accounts of The Hartcourt Companies Inc., the wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc., Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd., Shanghai Jiumeng Information Technology Co., Ltd and Hartcourt Princely Education Technology Development Company Limited. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Prepaid expenses generally will be amortized in equal installments and charged as costs or expenses of periods within one year. If certain prepaid expense item cannot be amortized, its un-amortized amount is recorded as an expense for the current period. Prepaid expenses amounted to US$10,438 at February 29, 2008 and are included in “Prepaid expenses and other assets” in the accompanying financial statements.

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

f) Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of February 29, 2008, there were no significant impairments of its long-lived assets used in operations.

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

k)    Recently Issued Accounting Standards

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

In March 19, 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently the Company does not carry any derivative instruments and the adoption of this statement may not have any effect on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition –date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements

NOTE 3     EARNINGS / (LOSSES) PER SHARE

Basic and diluted (loss) income per common share is computed as follows:

	February 29, 2008	February 28, 2007

Net loss	$(1,416,395)	$(2,538,441)
Effects of dilutive securities	-	-

Weighted average shares outstanding	205,397,220	196,601,703

Basic and dilutive loss per share	$(0.01)	$(0.01)

As of February 29, 2008, the Company had 34,600,000 options outstanding, each exercisable for one share of our common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented; due to the Company has retained loss as of February 29, 2008.

NOTE 4     SHAREHOLDERS’ EQUITY

a) Capitalization

The Company is authorized to issue 434,999,000 shares of stock, consisting of 424,999,000 shares of common stock, US$0.001 par value and 10,000,000 shares of Class A Preferred Stock. The total number of shares of the Company’s Common Stock outstanding as of February 29, 2008 and February 28, 2007 are 205,465,117 and 199,530,745, respectively.  No shares of the Company’s Class A Preferred Stock were outstanding as of February 29, 2008 and February 28, 2007.

b) Original Preferred Stock

On July, 14, 2004, the founder of Hartcourt, Dr. Alan V. Phan, converted his 1,000 shares of Original Preferred Stock into 2,000,000 shares of Hartcourt Common Stock. After the conversion, no Original Preferred Stock was outstanding as of February 29, 2008.

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

c) Class A Preferred Stock

The 10,000,000 shares of authorized and unissued Class A Preferred Stock may be split with such designations, power, preferences and other rights and qualifications, limitations and restrictions thereof as the Company’s Board of Directors elects for a given series. No shares have been issued.

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

The following table summarizes the activity of stock options:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Exercise	Value
	Options	Price

Shares under options at May 31, 2006	24,600,000	$0.127	$0
Granted	29,000,000	$0.05
Exercised	-	-
Expired	3,000,000	$0.30
Cancelled	16,000,000	$0.09

Shares under options at May 31, 2007	34,600,000	$0.06	$690,000
Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-

Shares under options at February 29, 2008	34,600,000	$0.06	$0

Additional information relating to stock options outstanding and exercisable at February 29, 2008 summarized by the exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	February 29,	Contractual	Exercise	February 29,	Exercise
Price	2008	Life	Price	2008	Price

$0.04 - $0.05	29,000,000	4.75 Year	$0.05	16,375,000	$0.05
$0.09	5,300,000	3.23 Year	$0.09	5,300,000	$0.09
$1.00	300,000	0.46 Year	$1.00	300,000	$1.00

During the three months period ended February 29, 2008, a total of 1,875,000 options vested and the Company recorded US$22,868 amortization in stock based compensation expense. For the nine month period ended February 29, 2008 the Company recorded $137,752 in stock based compensation expense.

NOTE 5     GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of US$72,942,625 as of February 29, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

NOTE 6     PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of February 29, 2008 and May 31, 2007 are summarized as follows:

	February 29, 2008 Unaudited	May 31, 2007 Audited
Prepaid service expenses	$10,438	$496
Miscellaneous deposits	9,433	41,053

Total	$19,871	$41,549

NOTE 7     OTHER RECEIVABLE

Other receivable as of February 29, 2008 and May 31, 2007 are summarized as follows:

	February 29, 2008 Unaudited	May 31, 2007 Audited
Proceeds receivable from disposal of Huaqing	$-	$651,082
Proceeds receivable from disposal of Control Tech	57,965	100,600

Total	$57,965	$675,969

NOTE 8     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of February 29, 2008 and May 31, 2007 are summarized as follows:

	Amount	Amount
	February 29, 2008 Unaudited	May 31, 2007 Audited

Accrued directors’ compensations	$109,500	$196,500
Accrued professional fees	45,500	83,235
Payroll payable	375,619	21,690
Welfare	11,325	9,588
Accrued other expenses	986	38,947
Other payable	235,121	222,832
Total	$778,051	$572,792

NOTE 9     PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of February 29, 2008 and May 31, 2007 are summarized as follows:

	February 29, 2008 Unaudited	May 31, 2007 Audited
Office equipment and computers	$70,749	$61,172
Less: accumulated depreciation	(44,529)	(34,749)
Property and equipment, net	$26,220	$26,423

NOTE 10     DUE TO DIRECTORS

The amount due to directors as of February 29, 2008 and May 31, 2007 represents director fee due to the Company’s directors. The amount due to directors is interest free, unsecured and due on demand.

NOTE 11     RELATED PARTY TRANSACTION

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

During the quarter ended August 31, 2007, the company received 997,550 shares of the Company’s common stock from a shareholder of Shanghai Huaqing pursuant to the Sales and Purchase Agreement. These shares were valued at US$69,829 which was approximately equal to the fair market value of the stock at the return date.

During the quarter ended November 30, 2007, the Company issued 73,120 unregistered shares of common stock to its directors for their service on Board after adjusting the over-issued stock. The stock was valued at US$2,824 after adjusting the over-issued stock which was approximately equal to the fair market value of the stock at the return date.

NOTE 12     IMPAIRMENT OF GOODWILL

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of goodwill in accordance with the requirements of SFAS #142 "Goodwill and Other Intangible Assets".  Based on its assessment, the Company determined that goodwill resulting from the acquisition of China Princely amounted to US$666,471 is fully impaired as of February 29, 2008.

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

During the nine-month period ended February 29, 2008, US$30,235 was collected and the remaining balance of US$57,965 is part of other receivable.

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

On June 13, 2007, the Board of Directors of the Company authorized the disposal of its 51% interest in Shanghai Huaqing to its minority shareholders. As per the terms of sale and purchase agreement the Company will receive RMB 4,000,000. In addition, a shareholder of Shanghai Huaqing agreed to return 997,550 shares of our common stock to an individual or entity as per the discretion of the Company.

During the three months ended February 29, 2008, RMB 2,000,000 (US$252,949) was received. As of February 29, 2008, total RMB 4,000,000 (US$516,670) and 997,550 shares of the Company’s common stock had been received by the Company.

NOTE 14     COMMITMENTS AND CONTINGENCIES

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

b) Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through January 27, 2010. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the three months ended February 29, 2008 and 2007 were US$18,265and US$9,313, respectively.

The future minimum annual lease payments required under this operating lease are as follows:

Year ended May 31	Payments
2008	$51,000
2009	$207,400

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

On August 10, 2007, Hartcourt Capital Inc filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd to return the RMB 1,000,000 which it owes the Company. The lawsuit is in the initial stage and the outcome cannot be estimated as of February 29, 2008.

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

As a result of our business decision to move away from the IT distribution business, in September 2006, we entered into a definitive sales and purchase agreement to sell our interest in Besteffort Investments Ltd (“Besteffort”). In October 2006, the Company completed the transfer of legal ownership of Besteffort to the purchaser. As of the close of our fiscal quarter ended February 29, 2008, we have already received US$229,635 in connection with the sale of our IT distribution business and the remaining balance of US$69,713 is held for assets receivable. Prior to this sale, Besteffort Investments Ltd indirectly held a 90% equity interest in Shanghai Control Tech, which was a distributor of Radvision video conference products in China. Shanghai Control Tech had ceased its operations on January 1, 2006 primarily as a result of Radvision’s termination of its distribution agreement with Shanghai Control Tech.  The revenue of Shanghai Control Tech had been derived almost exclusively from the Radvision business.

We have entered into a definitive sale and purchase agreement to sell our 51% interest in Shanghai Huaqing Corporation Development Co., Ltd to its minority shareholders.  The agreement is subject to the receipt of required third party consents and approvals if required by applicable law.  The contemplated purchase price is US$528,419. In addition, a shareholder of Huaqing Shanghai agreed to return 997,550 shares of our common stock to the individual or entity designated by us. During the three months ended February 29, 2008, RMB 2,000,000 (US$252,949) was received. As of February 29, 2008, total RMB 4,000,000 (US$516,670) and 997,550 shares of the Company’s common stock had been received by the Company.

Results of Operations

The following table sets forth the consolidated statements of operations for the three months ended February 29, 2008, with the comparable reporting period in the preceding year. We used the pro forma numbers for the three months ended February 28, 2007.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended	Three Months ended
	February 29	February 28
	2008	2007
Net revenue	$-	$-

Operating expenses:
General and administrative expenses	261,988	327,237
Depreciation and amortization	3,934	7,957
Impairment of goodwill	-	-
Total operating expenses	265,922	335,194

Loss from operations	(265,922)	(335,194)

Other income (expenses)
Interest income (expense)	3,600	98

Loss from continuing operations	(269,522)	(335,096)

Discontinued operations:
Loss from discontinued operations	-	(1,048,625)

NET LOSS	(269,522)	(1,383,721)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	(35,987)	325

NET COMPREHENSIVE LOSS	$(305,509)	$(1,383,396)

Three months ended February 29, 2008 compared to three months ended February 28, 2007.

Net Revenue:

There was no revenue during the three months ended February 29, 2008 and February 28, 2007, because the Company entered into a definitive agreement to sell the IT distribution business and therefore the sales from the IT distribution business have been classified into discontinued operations for the three months ended February 29, 2008 and the comparable period in the preceding year.

General and administrative expenses:

General and administrative expenses were US$261,988 for the three months ended February 29, 2008 compared to US$327,237 for the same period in 2007, a decrease of US$65,249 or 20% compared to the three months ended February 28, 2007. The decrease of expenses for the three months ended February 29, 2008 was primarily due to the decrease in professional expenses compared to the same period in 2007.

Depreciation and amortization expenses:

Depreciation and amortization expenses were US$3,934 for the three months ended February 29, 2008 compared to US$7,957 for the same period in 2007 or a US$4,023 decrease. The decrease was primarily due to the disposal of fixed assets during the three months ended February 29, 2008 than the three months ended February 28, 2007.

Interest income:

Interest expense was US$3,600 for the three months ended February 29, 2008 compared to interest income of US$98 for the same period in 2007. The US$3,698 decrease was mainly due to lower average cash balances in our accounts.

Loss from Continuing Operations:

Loss from continuing operations for the three months ended February 29, 2008 was US$269,522, compared to US$335,096 for the same period in 2007. The decrease was mainly due to the reduction of general and administrative expenses in the three months ended February 29, 2008.

Discontinued operations:

During the three months ended February 29, 2008 and February 28, 2007, the discontinued operations represent the operating results of Shanghai Huaqing in these three-month periods and a loss on disposal of Shanghai Huaqing.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months ended February 29 2008	Nine Months ended February 28 2007
Net revenue	$-	$-

Operating expenses:
General and administrative expenses	799,057	1,032,602
Depreciation and amortization	9,767	19,912
Impairment of goodwill	666,471	-
Total operating expenses	1,475,295	1,052,514

Loss from continuing operations before other income	(1,475,295)	(1,052,514)

Other income
Interest income (expense)	36,022	1,253

Loss from continuing operations	(1,439,273)	(1,051,261)

Discontinued operations:
Income/(loss) from discontinued operations	22,878	(1,487,180)

NET LOSS	(1,416,395)	(2,538,441)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	(27,067)	26,589

NET COMPREHENSIVE LOSS	$(1,443,462)	$(2,511,852)

Nine months ended February 29, 2008 compared to nine months ended February 28, 2007.

Net Revenue:

There was no revenue during the nine months ended February 29, 2008 and February 28, 2007, because the Company entered into a definitive agreement to sell the IT distribution business and therefore the sales from the IT distribution business have been classified into discontinued operations for the nine months ended February 29, 2008 and the comparable period in the preceding year.

General and administrative expenses:

General and administrative expenses were US$799,057 for the nine months ended February 29, 2008 compared to US$1,032,602 for the same period in 2007, a decrease of US$233,545 or 23% compared to the nine months ended February 28, 2007. The decrease of expenses for the nine months ended February 29, 2008 was primarily due to the decrease in professional expenses compared to the same period in 2007.

Depreciation and amortization expenses:

Depreciation and amortization expenses were US$9,767 for the nine months ended February 29, 2008 compared to US$19,912 for the same period in 2007 or a 51% decrease.  The decrease was primarily due to the disposal of fixed assets during the nine months ended February 29, 2008.

Interest income:

Interest income was US$36,022 for the nine months ended February 29, 2008 compared to US$1,253 for the same period in 2007. The US$34,769 increase was mainly due to a higher average cash balances in our accounts.

Loss from Continuing Operations:

Loss from continuing operations for the nine months ended February 29, 2008 was US$1,439,273, compared to US$1,051,261 for the same period in 2007. The increase was mainly due to goodwill impairment charges in the nine months ended February 29, 2008.

Discontinued operations:

During the nine months ended February 29, 2008 and February 28, 2007, the discontinued operations represent the operating results of Shanghai Huaqing in these nine-month periods and a loss on disposal of Shanghai Huaqing.

Liquidity and Capital Resources:

As shown in our accompanying financial statements, we had a net loss of US$1,416,395 for the nine months ended February 29, 2008, as compared to a net loss of US$2,538,441 for the same period in 2007.

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

Operating activities: During the nine months ended February 29, 2008, net cash used in operating activities was US$455,604, compared to US$401,283 during the same period in 2007. The cash used in operating activities in the nine months ended February 29, 2008 resulted mainly from loss of US$1,416,395 and an increase of accrued expenses and other current liabilities of US$130,540 and goodwill impairment of US$666,471 and increase of stock option expense of US$137,752. The cash used in operating activities in the nine months ended February 28, 2007 resulted mainly from loss of US$2,538,441, and an increase of stock option expense of US$383,403, and net cash provided by operating activities of discontinued operations of US$1,487,180. The increase of accrued expenses for the quarter ended February 29, 2008 is related to the payroll payable to the management team.

Investing activities: Net cash provided by investing activities during the nine months ended February 29, 2008 was US$537,328, compared to cash used in investing activities of US$293,938 during the same period in 2007. The cash provided by investing activities in the nine months period ended February 29, 2008 was due to the cash received upon disposal of assets of US$546,905 and cash decrease due to purchase of property and equipment of US$9,577.

Financing activities: Net cash used in financing activities during the nine months ended February 29, 2008 was US$23,645 compared to US$264,829 provided by the same period in 2007. Net cash used in financing activities in the nine months ended February 29, 2008 was due to payments of US$70,964 to related parties. Net cash provided by financing activities in the nine months ended February 29, 2008 was due to sales of treasury stock of US$47,319. The cash provided by financing activities in the same period in 2007 was due to proceeds of US$12,457 from related parties and US$252,372 of sales of common stock.

Contractual Obligations

During the three months ended February 29, 2008, we did not have any contractual obligation other than the facility leases described in Note 13(b) of financial statements.

Off-Balance Sheet Arrangements

During the three months ended February 29, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of February 29, 2008, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.81% to 1.71% per annum.

Interest Rate Risk

Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments.

Impact of Foreign Currency Rate Changes

Since we translate foreign currencies (primarily Chinese Yuans and Hong Kong Dollars) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of February 29, 2008, we did not engage in foreign currency hedging activities.

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

THE HARTCOURT COMPANIES, INC.

Dated: April 10, 2008	By:	/s/ VICTOR ZHOU
Victor Zhou
Chief Executive Officer

Dated: April 10, 2008	By:	/s/ YUNGENG HU
Yungeng Hu
Chief Financial Officer & President