Form 10-Q/A
period 2008-02-29
HARTCOURT COMPANIES INC
filed 2008-04-11
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
Form 10-Q/A

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

NOTE 6     PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of February 29, 2008 and May 31, 2007 are summarized as follows:

	February 29, 2008 Unaudited	May 31, 2007 Audited
Prepaid service expenses	$10,438	$496
Miscellaneous deposits	9,433	41,053

Total	$19,871	$41,549

NOTE 7     OTHER RECEIVABLE

Other receivable as of February 29, 2008 and May 31, 2007 are summarized as follows:

	February 29, 2008 Unaudited	May 31, 2007 Audited
Proceeds receivable from disposal of Huaqing	$-	$575,369
Proceeds receivable from disposal of Control Tech	57,965	100,600

Total	$57,965	$675,969

NOTE 8     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of February 29, 2008 and May 31, 2007 are summarized as follows:

	Amount	Amount
	February 29, 2008 Unaudited	May 31, 2007 Audited

Accrued directors’ compensations	$109,500	$196,500
Accrued professional fees	45,500	83,235
Payroll payable	375,619	21,690
Welfare	11,325	9,588
Accrued other expenses	986	38,947
Other payable	235,121	222,832
Total	$778,051	$572,792

NOTE 9     PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of February 29, 2008 and May 31, 2007 are summarized as follows:

	February 29, 2008 Unaudited	May 31, 2007 Audited
Office equipment and computers	$70,749	$61,172
Less: accumulated depreciation	(44,529)	(34,749)
Property and equipment, net	$26,220	$26,423

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

Contractual Obligations

During the three months ended February 29, 2008, we did not have any contractual obligation other than the facility leases described in Note 14 (b) of financial statements.

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