Form 10-K
period 2008-05-31
HARTCOURT COMPANIES INC
filed 2008-09-02
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2008.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 001-12671

THE HARTCOURT COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State of incorporation)	(IRS Employer Identification No.)

Room 706, Silver Tower, No.933 West Zhongshanxi Road, Shanghai, China	200051
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (86) 21 51113716

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

Large accelerated filer [  ]                                             Accelerated filer [  ]
Non-Accelerated filer [ ]                                             Smaller reporting company [X]

Indicate by check mark wither the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on November 30, 2007 was US$ 12 million.

The number of shares of common stock outstanding as of the latest practicable date, August 28, 2008, was 274,761,854.

THE HARTCOURT COMPANIES, INC.
FISCAL 2008 FORM 10-K

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of our fiscal 2008 Form 10-K may also be obtained without charge by accessing a link to the SEC website on our website or contacting Ms. Mary Qi, c/o The Hartcourt Companies, Inc., Room 706, Silver Tower , No. 933, West Zhongshanxi Road, Shanghai, China 200051, or by calling her at (86) 21 51113716.

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

In June 2007, the Company entered into a Memorandum of Understanding, or MOU, with Chongqing Zhengda Software Group Co., Ltd to acquire a 100% equity interests in its two subsidiaries: Chongqing Zhengda Education Group and Chongqing Zhengda Hengling Co., Ltd. We have conducted due diligence for the proposed acquisition. Due to the difficulties in obtaining government approval and in raising additional capital, the parties terminated the MOU as of May 31, 2008.

On December 28, 2006, we entered into a definitive agreement to acquire a 51% equity interest in Taishun Yucai Senior School in Zhejiang Province China (“Yucai”), a high school education and vocational training service provider located in Wenzhou, Zheijiang in the People’s Republic of China. The remaining 49% of the equity interests in Yucai will be held by Yucai’s current shareholders. Under the terms of the purchase agreement, the purchase price that we agreed to pay for the acquisition is $2,000,000 cash and 5,500,000 shares of our restricted common stock. Pursuant to the purchase agreement, the $2,000,000 cash will be payable in three installments within one year after closing of the acquisition and the 5,500,000 shares will be payable upon closing of the acquisition. The lead selling shareholder and his fellow selling shareholders together with Yucai have jointly guaranteed that we will receive a minimum of $554,487 (RMB 4,325,000) in terms of profit and management fees for each of the three years following closing (2007-2009).  In the event that the net profit is less than the guaranteed amount to the Company, the lead selling shareholder and his fellow selling shareholders shall make up the discrepancy before December 31 of each year in respect thereof.  We have guaranteed that the average 3-day closing price of our shares on the days immediately prior to the one year anniversary of the closing date will be not less than $0.50 per share.  In the event that the share price is less than $0.50, we shall credit additional cash or issue new restricted shares.  Due to the difficulties in obtaining government approval and in raising additional capital, the parties terminated the definitive agreement as of May 31, 2008.

On May 15, 2007 we closed the purchase of 100% of the equity interests in China Princely Education Technology Development Company Limited (“China Princely”), an authorized accrediting organization for China vocational education located in Beijing in the People’s Republic of China. Under the terms of the purchase agreement, we paid to the shareholders of China Princely 5,400,000 shares of our restricted common stock.  The cash consideration of $39,180 (RMB300,000) and a $274,258 (RMB2,100,000) of capital injection in China Princely was also due at closing.  As of the date of filing the 10-K, by mutual agreement of the parties, we have not paid this amount.  The primary current shareholder of China Princely has personally guaranteed that the net profit of China Princely will be not less than $256,000 (RMB2,000,000) for the calendar year 2007, while we have guaranteed that the average 3-day closing price of our shares on the days immediately prior to the one year anniversary of the closing date will be not less than $0.50 per share. In the event that the share price is less than $0.50, we shall credit additional cash or issue new restricted shares. China Princely has since changed its name to Hartcourt Princely Education Technology Development (Beijing) Co., Ltd.

IT Distribution Business

Historically, through our subsidiaries, Shanghai Huaqing Enterprise Development Co., Ltd (“Shanghai Huaqing”) and Shanghai Control Tech, we have been a distributor of internationally well-known brand-named IT hardware products and related software and services. The main products distributed are Samsung branded notebooks and monitors. We also provided audio and video conference products and related services. Almost all of our revenue for the last two fiscal years was attributed to distribution revenues from sales of IT products in China.

As a result of our business decision to move away from the IT distribution business, in September 2006, we entered into a definitive sales and purchase agreement to sell our interest in Besteffort Investments Ltd (“Besteffort”). In October 2006, the Company has completed the transfer of legal ownership of Besteffort to the purchaser. As of fiscal year ended May 31, 2008, we have already received US$229,635 in connection with the sale of our IT distribution business and the remaining balance of US$57,965 is held for assets receivable. Prior to this sale, Besteffort Investments Ltd indirectly held 90% equity interest in Shanghai Control Tech, which was a distributor of Radvision video conference products in China. Shanghai Control Tech had ceased its operations on January 1, 2006 primarily as a result of Radvision’s termination of its distribution agreement with Shanghai Control Tech.  The revenue of Shanghai Control Tech had been derived almost exclusively from the Radvision business.

On February 26, 2007, the Board of Directors approved a resolution to dispose of the operations of Shanghai Jiumeng Information Technology Co., Ltd. (“Shanghai Jiumeng”).  The Hartcourt Companies, Inc. entered into a Sales & Purchase Agreement with Shanghai Shiheng Architecture Consulting Co., Ltd. (the “Purchaser”) to sell 100% of the equity interests in Shanghai Jiumeng.  Shanghai Jiumeng holds 51% of the equity interest in Shanghai Huaqing Corporation Development Ltd. (“Shanghai Huaqing”).  On June 11, 2007, the Purchaser terminated this Sales & Purchase Agreement.  The Purchaser refused to consummate the transaction for the agreed upon purchase price.

On June 13, 2007, the Board of Directors of the Company authorized the disposal of its 51% interest in Shanghai Huaqing to its minority shareholders. As of May 31, 2008, a total of RMB 4,000,000 (US$516,670) and 997,550 shares of the Company’s common stock had been received in connection with this disposal.

As of May 31, 2008, the Company has classified the Shanghai Huaqing business as discontinued operation. (See note 12)

Upon receipt of the required shareholder approval on April 19, 2008, the Company completed its transition from IT business to education business.

Corporate Structure

We are incorporated in Utah and conduct business solely in China through wholly and majority owned subsidiaries and indirectly majority owned subsidiaries in order to comply with China's foreign ownership restrictions.

As of May 31, 2008, we owned 100% of three British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.  Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. Hartcourt Hi-Tech Investment (Shanghai) Inc., through its employees as nominees, owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. (“Jiumeng Shanghai”). Hartcourt Hi-Tech Investment (Shanghai) Inc., and Shanghai Jiumeng Information Technology Co., Ltd. are located in Shanghai, China. AI-Asia, Inc. owns 100% of Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd (former name is AI-Asia (Shanghai) Information Technology, Inc), located in Shanghai, China.

Through Jiumeng Shanghai, we owned 51% of the equity interests of Huaqing Shanghai, our main operating subsidiary for the Samsung distribution business. On June 13, 2007, the Board of Directors of the Company authorized the disposal of its 51% interest in Shanghai Huaqing to its minority shareholders. Upon receipt of the required shareholder approval on April 19, 2008, the Company completed its disposal of its equity interest in Shanghai Huaqing.  As of May 31, 2008, the Company has classified the Shanghai Huaqing business as discontinued operation.

Intellectual Property

None.

Employees

As of May 31, 2008, we had approximately [11] employees, all of which were located in China. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer reasonable compensation and a good working environment. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

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

RISKS RELATING TO THE VOCATIONAL TRAINING BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES IN THE PAST AND HAVE A HISTORY OF NEGATIVE CASH FLOW FROM OPERATIONS AND MAY NOT ACHIEVE OR SUSTAIN CONSISTENT PROFITABILITY, WHICH COULD RESULT IN A DECLINE IN THE VALUE OF OUR COMMON STOCK AND AN INABILITY TO CONTINUE OPERATIONS.

We have received a report from our independent auditors expressing a “going concern” qualification due to our historical operating losses and recurring negative working capital. We have incurred net losses and experienced negative cash flows from operations in the last 6 years. As of May 31, 2008, we had an accumulated deficit of approximately US$73 million.

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

OUR CURRENT CAPITAL STRUCTURE MAY NOT BE SUFFICIENT FOR US TO ACQUIRE NEW BUSINESS OR MAINTAIN ONGOING OPERATIONS.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal office location, the purpose of our office, and the expiration date for the lease on facilities at such location is shown in the table below.

		Approximate	Lease
		Square	Expiration
Location	Purpose	Meters	Dates
Shanghai, China	Principal offices and corporate headquarters	159	January 2010

On July 23, we consummated the acquisition of Beijing Yanyuan. We lease training centers and administrative facilities in the markets that we serve. Our management believes that our facilities are well-maintained, adequate for our current needs, and that we will be able to locate additional facilities as needed. See Note 14 to the financial statements for more information about our lease commitments.

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

On August 10, 2007, Hartcourt Capital Inc filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd to return the RMB 1,000,000 which it owes the Company. The lawsuit is in the initial stage and the outcome cannot be estimated as of May 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An annual meeting of the shareholders was held on April 19, 2008. Proposals to elect four directors and to sell the Company’s 51% equity interest in Shanghai Huaqing were voted on at the meeting.  With regard to the election of directors, 105,755,065 shares were voted in favor of the election of the slate of Billy Y.N. Wang, Dr. Wilson W.S. Li, Stephen Tang, and Victor Zhou, and 580,011 shares were voted against.  With regard to the Company’s proposal to sell its equity interest in Shanghai Huaqing, 105,755,065 shares were voted in favor of the proposal, 580,011 shares were voted against, and 102,900 shares abstained from voting on the proposal, with no withheld votes and no broker non-votes.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our common stock is quoted on the Over-the-Counter (OTC) Bulletin Board under the symbol "HRCT". The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the OTC Bulletin Board, as adjusted for all previously effected stock splits.

COMMON STOCK
BY QUARTER ENDED	HIGH	LOW
YEAR ENDED MAY 31, 2008
August 31, 2007	US$0.07	US$0.06
November 30, 2007	US$0.07	US$0.04
February 28, 2008	US$0.07	US$0.03
May 31, 2008	US$0.06	US$0.03

YEAR ENDED MAY 31, 2007
August 31, 2006	US$0.07	US$0.03
November 30, 2006	US$0.08	US$0.05
February 28, 2007	US$0.1	US$0.07
May 31, 2007	US$0.09	US$0.06

The last reported sale price of our common stock on the OTC Bulletin Board on August 15, 2008 was US$0.03. As of August 16, 2008 we had approximately 800 shareholders of record. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record.

Although our common stock is quoted on the OTC Bulletin Board, it trades with limited volume. Consequently, the information provided above may not be indicative of our common stock price under different conditions.

We did not pay any cash dividends on our common stock for fiscal year ended on May 31, 2008. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

The following information sets forth the outstanding shares we sold without registration under the Securities Act of 1933 during the year ended May 31, 2008. All transactions were effected in reliance on exemptions from registration under the Securities Act of 1933 for transactions not involving a public offering. We relied upon Regulation S, Rule 903 for all issuances of unregistered securities described below, because all the unregistered securities were issued to individuals who do not reside in the United States.

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

On July 9, 2007, the Company sold 997,550 unregistered shares of our common stock, which had been returned to the Company on June 13, 2007 in connection with the disposal of the Company’s 51% interest in Shanghai Huaqing, in an offshore transaction under Regulation S to Yuying Lu for proposed gross proceeds of US$49,878.

On October 1, 2007, we issued 73,120 unregistered shares of our common stock to Geoffrey Wei and Wilson Li valued at US$2,824 as of the date of issuance in lieu of cash compensation for director service.

On March 1, 2008, we issued an aggregate of 296,737 shares of our common stock to Grophia Zhang, Mingdian Chen, Feng Wang, Faming Zhang, Yanjin Qiu, Yuekang Wang and Xianghua Qi valued at US $11,709 as of the date of issuance in lieu of cash compensation for their employment by the Company.

Warrants

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended May 31, 2008, the Company issued 191,560 shares of the Company’s common stock to Mr. Li, a member of the Company’s Board of Directors, valued at US$13,045 for his director service.

During the year ended May 31, 2008, the Company issued 191,560 shares of the Company’s common stock to Mr. Wei, a former member of the Company’s Board of Directors, valued at US$13,045 for his director service.
On July 22, 2008, we issued 46 million restricted shares of the Company’s common stock to Mr. Zhenyu Hu, director and President of our new acquired subsidiary.

Performance Graph

The graph below compares the cumulative total return to shareholders on our common stock with the cumulative total return on NASDAQ Stock Market Index – U.S. (“NASDAQ US Index”) and Morgan Stanley High-Tech Index for the period commencing on January 1, 2002, and ending August 24, 2008. The following graph assumes the investment of US$100 in the Company’s common stock and in the two other indices, and reinvestment of all dividends.

The comparisons shown in the graph below are based upon historical data. The stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended May 31	Year Ended May 31	Year Ended May 31	Period Ended May 31	Year Ended December 31
	2008	2007	2006	2005	2004	2003	2002
	Thousands of US Dollars, except per share amount
Statement of income Data
Net Revenue	--	--			74,563	131,699	1,137
Operating income (losses) from continuing operations	(1,996)	(1,347)	(866)	(286)	(3,883)	(92)	(3,934)
Income (losses) from continuing operations	(1,996)	(1,347)	(861)	123	(4,423)	(1,453)	(4,158)
Net income (loss)	(1,973)	(3,786)	(2,835)	123	(13,373)	(571)	(2,559)
Basic and diluted earnings (losses) per weighted average share	(0.01)	(0.02)	(0.01)	0.001	(0.076)	(0.004)	(0.032)

Balance Sheet Data
Cash and cash equivalents	5	21	123	599	1,745	3,792	80
Total assets	47	1,416	3667	8,009	19,732	33,808	4,472
Net current assets	(1,635)	(1,157)	(467)	(141)	2,530	3039	(2,155)
Net assets	(1,612)	196	2,866	6,761	4,672	14,909	909
Long-term debt	--	--	--	--	--	--	--

Common Stock Data
Shares of Common Stock (Year-End)	205,762	205,082	194,844	193,739	171,659	171,157	88,518
Shares of Common Stock (Average)	205,488	197,513	194,049	191,504	175,646	135,565	80,416
Dividends Paid per Share	--	--	--	--	--	--	--
Book Value Per Share (Year End)	(0.02)	(0.02)	(0.02)	0.00	0.03	0.09	0.01

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management discussion and analysis contains comparisons of the results of our operations for the twelve months ended May 31, 2008, for the 12 months ended May 31, 2007.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended	Fiscal year ended
	May 31 (12 months)	May 31 (12 months)
	2008	2007

Operating expenses:
General and administrative	1,299,858	1,330,560
Depreciation and amortization	13,510	16,776
Impairments-goodwill	682,988	-
Total operating expenses	1,996,356	1,347,336

Loss from continuing operations before other income/(expenses)	(1,996,356)	(1,347,336)

Other income:
Interest income	-	688
Foreign exchange gain	-	-
Total other income	-	688

Loss from continuing operations	(1,996,356)	(1,346,648)

Discontinued operations:
Gain( Loss) from discontinued operations	22,878	(90,156)
Provision for loss on disposal of assets pending for sales	-	(2,349,637)
Gain/(loss) from discontinued operations	22,878	(2,439,793)

NET INCOME/(LOSS)	$(1,973,477)	$(3,786,441)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain/(loss)	(60,754)	(60,973)

NET COMPREHENSIVE LOSS	$(2,034,231)	(3,847,414)

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

Revenue Recognition

In accordance with generally accepted accounting principles (“GAAP”) in the United States, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collection of the resulting receivable is reasonably assured. Noted below are brief descriptions of the product or service revenues that the Company recognizes in the financial statements contained herein.

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer’s industry as well as general economic conditions, among other factors.

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

Results of Operations

Our operations for the fiscal years ended May 31, 2008 and years ended May 31, 2007 consisted of operations of Huaqing (51% indirect ownership interest), Hartcourt Capital Inc. (100% ownership interest), Hartcourt China, Inc. (100% ownership interest), and Ai-Asia Inc. (100% ownership interest), and Hartcourt’s investments in other entities located in Hong Kong and China.

The following discussion and analysis are based on the historical figures and information and reflect not only our former IT business, which we are in the process of exiting, but also our education business.  As noted above, the Company is in the process of selling its traditional IT business and focusing on the growing Chinese vocational training market instead.

Fiscal Year Ended May 31, 2008 Compared to Fiscal Year Ended May 31, 2007

Operating revenue:

On June 13, 2007, the Company entered into a nonbinding Memorandum of Understanding to sell its 51% interest in Shanghai Huaqing Corporation Development Ltd. (“Huaqing Shanghai”).  As such, the IT distribution business was reclassified as discontinued operations in the financial statements. As a result, there is no operating revenue or cost of sale for the fiscal year ended May 31, 2008 and year ended May 31, 2007.

General and administrative expenses:

Our general and administrative expenses were US$1,299,858 for the fiscal year ended May 31, 2008 compared to US$1,330,560 for the same periods in 2007, an decrease of US$30,702 or 2% compared to the fiscal year ended May 31, 2007. The decreased expenses for the fiscal year ended May 31, 2008 and year ended May 31, 2007 were related primarily to the reduced professional service fee.

Depreciation and amortization expenses:

Our depreciation and amortization expenses were $13,510 for the fiscal year ended May 31, 2008 compared to $16,776 for the same periods in 2007 or 19% decrease.  The decrease was primarily due to the finished amortization of some fixed assets during the fiscal year ended May 31, 2008 and the fiscal year ended May 31, 2007.

Interest income:

Interest income was zero and $688 for the fiscal years ended May 31, 2008 and May 31, 2007. The US$688 decrease was mainly due to lower cash balances.

Interest expenses::

All the interest expenses were incurred by Shanghai Huaqing, a 51% owned subsidiary, from short-term bank loans to finance the Samsung distribution business. The operation of Huaqing was reclassified as discontinued operations in the financial statements and therefore there was no interest expenses during the fiscal year ended May 31, 2008 and the fiscal year ended May 31, 2007.

Income (Loss) from Continuing Operations:

Loss from continuing operations for the fiscal year ended May 31, 2008 was $1,996,356, compared to $1,346,648 for the fiscal year ended May 31, 2007.  The loss increased primarily because the Company no longer has revenue following the reclassification of the IT distribution business as discontinued operations.

Discontinued operations:

During the fiscal years ended May 31, 2008 and May 31, 2007, the discontinued operations represent the operating results of Shanghai Huaqing, which was determined by the management to be disposed.

Minority interest:

Minority interest represented the profit shared by the minority shareholders of Shanghai Huaqing (49%). The operations of Shanghai Huaqing were reclassified as discontinued operations in the financial statements and therefore there was no minority interest during the fiscal year ended May 31, 2008 and the fiscal year ended May 31, 2007.

Income tax:

The Company had no revenue during the fiscal year ended May 31, 2008 and the fiscal year ended May 31, 2007.  As a result, no income tax was paid during the same period.

Liquidity and Capital Resources:

As shown in our accompanying financial statements, we had a net loss of $1,973,477 for the fiscal year ended May 31, 2008 as compared to a net loss of US$3,847,414 for the same periods in 2007. Our current liabilities exceeded our current assets by $1,635,474 as of May 31, 2008.

As disclosed before, the Company entered into a Memorandum of Understanding to sell its Samsung business, the only IT business that the Company has remaining, and focus on the growing Chinese vocational training marketplace. On June 13, 2007, the Board of Directors of the Company authorized the disposal of its 51% interest in Shanghai Huaqing to its minority shareholders. As of May 31, 2008, a total of RMB 4,000,000 (US$528,419) and 997,550 shares of the Company’s common stock had been received in connection with this disposal. This change likely will have a very significant demand on our capital resources in the near future.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the ordinary course of business.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included:

●	Look for growth opportunities through acquisitions and mergers with profitable education businesses;

●	Raising additional capital; and

●	Take measures to control cost and operating expenses

Operating activities:

During the fiscal year ended May 31, 2008, net cash used in operating activities was $638,514, compared to net cash used in operating activities of $639,882 during the fiscal year ended May 31, 2007. The cash used in operating activities in the fiscal year ended May 31, 2008 resulted from loss of $1,973,477 netted against, among other things, stock option costs of $151,060, provision for investment of $70,436 and goodwill impairment of $682,988. The cash used in operating activities in the fiscal year ended May 31, 2007 resulted from loss of $3,786,441 netted against, among other things, stock option costs of $484,308, provision of assets pending for sale of $2,349,637, and prepaid expenses and other receivables of $155,477.

Investing activities:

Net cash provided by investing activities during the fiscal year ended May 31, 2008 was $524,844 compared to net cash used in investing activities of $82,264 for the fiscal year ended May 31, 2007.  The cash provided by investment activities in the fiscal year ended May 31, 2008 was due to the cash received upon disposal of assets of $535,704 and cash decrease due to purchase of property and equipment of $10,860. The cash used in investing activities in the fiscal year ended May 31, 2007 was due to our ceasing operation (disposal) of our subsidiary of $77,855 and purchase of property and equipment of $4,684 ..

Financing activities:

Cash provided by financing activities during the fiscal year ended May 31, 2008 was $97,966 compared to net cash provided by financing activities of $276,658 during the fiscal year ended May 31, 2007. Cash provided by financing activities during the fiscal year ended May 31, 2008 was primarily due to $38,414 of sales of common stock and proceeds of $59,552 from related parties . Cash Provided by financing activities during the fiscal year ended May 31, 2007 was primarily due to proceeds of $24,286 from related parties and $252,372 of sales of common stock.

Research and Development

Presently the company is not undertaking any significant research and development efforts.

Off-Balance Sheet Arrangements

During the fiscal year ended on May 31, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of May 31, 2008, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.81% to 1.71% per annum.

Interest Rate Risk

Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments.

Impact of Foreign Currency Rate Changes

Since we translate foreign currencies (primarily Chinese Yuans and Hong Kong Dollars) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of May 31, 2008, we did not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of The Hartcourt Companies, Inc. and its subsidiaries including the notes thereto, together with the report thereon of Kabani & Company, Inc. are presented below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
The Hartcourt Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Hartcourt Companies, Inc., a Utah Corporation (the “Company”) as of May 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended May 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc as of May 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended May 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $73,469,292 as of May 31, 2008 and negative cash flow from operations amounting $638,514 for the year ended May 31, 2008. These factors as discussed in Note 2 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

June 17, 2008.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31,
	2008	2007

ASSET

CURRENT ASSETS
Cash and cash equivalents	$4,907	$20,611
Prepaid expenses and other assets	17,837	41,549
TOTAL CURRENT ASSETS	22,744	62,160

PROPERTY & EQUIPMENT – NET	23,772	26,423
ASSETS HELD FOR DISPOSITION – NET	-	575,369
OTHER RECEIVABLE	-	100,600
GOODWILL	-	651,082

TOTAL ASSETS	$46,516	$1,415,634

LIABILITIES AND SHAREHOLDERS’
EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$457,725	$510,203
Due to directors	196,004	332,952
Accrued expenses and other current liabilities	1,004,489	376,292

TOTAL CURRENT LIABILITIES	1,658,218	1,219,447

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares
authorized, issued and cancelled	-	-
Class A preferred stock, 10,000,000 shares authorized,
none issued and outstanding	-	-

Common stock:
$0.001 par value, 424,999,000 authorized
May 31, 2008: 207,810,582 issued 205,761,854 outstanding
May 31, 2007: 207,130,725 issued 205,081,997 outstanding	205,762	205,082
Additional paid in capital	71,795,909	71,570,246
Treasury stock, at cost, 48,728 shares	(48,728)	(48,728)
Other comprehensive loss	(95,353)	(34,598)
Accumulated deficit	(73,469,292)	(71,495,815)

TOTAL SHAREHOLDERS' EQUITY	(1,611,702)	196,187

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$46,516	$1,415,634

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended May 31
	2008	2007
Net sales	$-	$-

Operating expenses:
General and administrative	1,299,858	1,330,560
Depreciation and amortization	13,510	16,776
Impairments-goodwill	682,988	-
Total operating expenses	1,996,356	1,347,336

Loss from continuing operations
before other income/(expenses)	(1,996,356)	(1,347,336)

Other income/(expense):
Interest income	-	688

Loss from continuing operations	(1,996,356)	(1,346,648)

Discontinued operations:
Gain (loss) from discontinued operations	22,878	(90,156)
Provision for loss on disposal of assets pending for sales	-	(2,349,637)
Income (loss) from discontinued operations	22,878	(2,439,793)

NET LOSS	(1,973,477)	(3,786,441)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain/(loss)	(60,754)	(60,973)

NET COMPREHENSIVE LOSS	$(2,034,231)	$(3,847,414)

BASIC AND DILUTED EARNINGS/(LOSSES)
PER COMMON SHARE:

Loss from continuing operations	$(0.01)	$(0.01)
Earnings (loss) from discontinued operations	$0.00	$(0.01)
Loss per share	$(0.01)	$(0.02)

* Basic and fully diluted (weighted average)	205,488,066	197,512,791

The accompanying notes form an integral part of these consolidated financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED MAY 31, 2008 AND 2007

			Additional			Compre- hensive		Total Shareholders'
	Common Stock		paid In	Treasury Stock		Income	Accumulated	Equity
	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	(Deficit)

Balance -May 31,2006	194,844,535	194,845	70,402,436	48,728	(48,728)	26,375	(67,709,374)	2,865,554

Shares issued for compensation and service	1,128,344	1,128	62,239	-	-	-	-	63,367
Shares issued for acquisition of China Princely	5,400,000	5,400	372,600	-	-	-	-	378,000
Shares issued for cash	3,709,118	3,709	248,663	-	-	-	-	252,372
Other comprehensive loss (foreign currency translation)	-	-	-	-	-	(60,973)	-	(60,973)
Stock options issued for services	-	-	484,308	-	-	-	-	484,308
Net loss	-	-	-	-	-	-	(3,786,441)	(3,786,441)

Balance -May 31,2007	205,081,997	$205,082	$71,570,246	48,728	$(48,728)	$(34,598)	$(71,495,815)	$196,187

Shares issued for compensation and service	679,857	680	36,190	-	-	-	-	36,870
Shares received from Huaqing	-	-	69,829	997,500	(69,829)	-	-	-
Issuance of shares for cash	-	-	(31,415)	(997,500)	69,829	-	-	38,414
Other comprehensive loss (foreign currency translation)	-	-	-	-	-	(60,754)	-	(60,754)
Stock options issued for services	-	-	151,060	-	-	-	-	151,060
Net loss	-	-	-	-	-	-	(1,973,477)	(1,973,477)

Balance -May 31,2008	205,761,854	$205,762	$71,795,909	48,728	$(48,728)	$(95,353)	$(73,469,292)	$(1,611,702)

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	For The Fiscal Years Ended May 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,973,477)	$(3,786,441)

Adjustments to reconcile net loss to
net cash used in operating activities:
(Gain) loss on disposal /assets pending for sale	(22,832)	2,349,637
Depreciation	13,510	16,776
Provision for investment	70,436	-
Goodwill impairment	682,988	-
Stock options issued for services	151,060	484,308
Stock issued for services and compensations	36,190	63,367
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	23,712	155,477
Accounts payable	(52,478)	(47,930)
Accrued expenses and other current liabilities	432,377	34,768
NET CASH USED IN CONTINUED OPERATIONS	(638,514)	(730,038)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	90,156
NET CASH USED IN
OPERATING ACTIVITIES	(638,514)	(639,882)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(10,860)	(4,684)
Proceeds from disposal of Subsidiary	535,704	275
NET CASH PROVIDED BY (USED IN) CONTINUED OPERATIONS	524,844	(4,409)
NET CASH USED IN DISCONTINUED OPERATIONS		(77,855)
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	524,844	(82,264)

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	For The Fiscal Years Ended May 31
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds on sale of common stock	38,414	252,372
Proceeds from (payments to) related parties-net	59,552	24,286
NET CASH PROVIDED BY (USED IN) CONTINUED OPERATIONS	97,966	276,658
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	-	-

NET CASH USED IN FINANCING ACTIVITIES	97,966	276,658

EFFECT OF EXCHANGE DIFFERENCE	-	65,427

NET DECREASE IN CASH & CASH EQUIVALENT	(15,704)	(380,061)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	20,611	400,672

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,907	$20,611

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Cash paid for interest	$-	$-
Cash paid for income taxes, net of refund received	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
In Conjunction with acquisition/disposal of subsidiaries:
Fair value of shares issued/received	$69,829	$378,000

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008 AND 2007

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

As of May 31, 2008, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of May 31, 2008, Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc., use its employees as nominees, owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China. In April 2007, the Company decided to wind up Hartcourt Hi-Tech Investment (Shanghai) Inc.

As of May 31, 2008, AI-Asia, Inc., the third holding company, owns 100% equity of Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd (former name is AI-Asia (Shanghai) Information Technology, Inc),, located in Shanghai, China, and owns 100% equity of China Princely Education Technology Development Company Limited (“China Princely”).

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

On June 13, 2007, the Board of Directors of the Company authorized the disposal of its 51% interest in Shanghai Huaqing to its minority shareholders. In addition, a shareholder of Shanghai Huaqing returned 997,500 shares of our common stock to the Company. As of May 31, 2008, a total of RMB 4,000,000 (US$516,670) and 997,550 shares of the Company’s common stock had been received in connection with this disposal.

As of May 31, 2008, the Company has classified the Shanghai Huaqing business as discontinued operation. (See note 13)

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

For purposes of these consolidated financial statements, the Hartcourt Companies Inc. and its subsidiaries are referred to collectively as the "Company" or "Hartcourt".  The accompanying consolidated financial statements for the Company include the accounts balances of its majority owned subsidiaries.

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

Prepaid expenses generally will be amortized in equal installments and charged as costs or expenses of periods benefiting within one year. If certain prepaid expense item cannot benefit the company any more, its un-amortized amount is recorded as an expense for the current period. Prepaid expenses amounted to $17,837 and $41,549 at May 31, 2008 and 2007 respectively and is included in “Prepaid expenses and other assets” in the accompanying financial statements.

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

f) Intangible Assets

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

g) Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of May 31, 2008, there were no significant impairments of its long-lived assets used in operations.

h) Income Taxes

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

i) Stock-Based Compensation

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

j) Foreign Currencies Translation

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

k)     Fair Value of Financial Instruments

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

l) Basic and diluted earning per share

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

m) Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

n) Segment Reporting

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

o) Recently Issued Accounting Standards

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

NOTE 3  EARNINGS/(LOSSES) PER SHARE

Basic and diluted (loss) income per common share is computed as follows:

	May 31, 2008	May 31, 2007

Net loss	$(1,973,477)	$(3,786,441)
Effects of dilutive securities	-	-

Weighted average shares outstanding	205,488,066	197,512,791

Basic and dilutive earnings/(losses) per share	$(0.01)	$(0.01)

As of May 31, 2008, we had 34,600,000 options outstanding, each exercisable for one share of our common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented, due to their anti-dilutive effects.

NOTE 4 SHAREHOLDERS’ EQUITY

a) Capitalization

The total number of shares of stock which the Company has the authority to issue is 434,999,000 consisting of 424,999,000 shares of common stock, $0.001 par value, 1,000 shares of original preferred stock, $0.01 par value (the Original Preferred Stock), and 10,000,000 shares of Class A preferred stock. The total number of shares of the Company’s common stock outstanding as of May 31, 2008 and May 31, 2007 are 205,761,854 and 205,081,997 respectively.

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

On July, 14, 2004, the founder of Hartcourt, Dr. Alan V Phan, converted his 1,000 shares of Original Preferred Stock into 2,000,000 shares of Hartcourt common stock. After the conversion, no Original Preferred Stock was outstanding as of May 31, 2008.

c) Class A Preferred Stock

The 10,000,000 shares of authorized and un-issued Class A Preferred Stock may be split with such designations, power, preferences and other rights and qualifications, limitations and restrictions thereof as the Company’s Board of Directors elects for a given series. No shares have been issued.

d) Equity Transactions during the Year

Following is the summary of equity transactions during the year ended May 31, 2008.

On July 1, 2007, the Company issued 310,000 unregistered shares of common stock valued at US$22,104 in lieu of cash payment for director service compensation, which were approximately equal to the fair market value of the stock at issue date.

On July 9, 2007, the Company agreed to sale 997,550 unregistered shares of our common stock (received on June 13, 2007 on disposal of a subsidiary) in an offshore transaction under Regulation S to Yuying Lu for proposed gross proceeds of US$49,878 which is subject to signing agreement.

On October 1, 2007, we issued 73,120 unregistered shares of our common stock to Geoffrey Wei and Wilson Li valued at US$2,897 as of the date of issuance in lieu of cash compensation for director service.

On March 1, 2008, we issued 296,737 shares of our common stock valued to Grophia Zhang, Mingdian Chen, Feng Wang, Faming Zhang, Yanjin Qiu, Yuekang Wang and Xianghua Qi valued at $11,869 as of the date of issuance in lieu of cash compensation for employment.

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

The 2005 stock option plan was approved at the November 23, 2005 annual shareholders meeting.

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

-	7,500,000 stock options vested pro rata over 2 years of the employment contract period.
-	2,000,000 stock options vested upon each successful new business acquisition of the Company.
-	1,500,000 stock options vested upon each full profitable year.

Following assumption are used to calculate the fair value of the options granted.

Risk-free interest rate	4.92%
Weighted average expected life of the options	6.25 years
Expected volatility	57.93%
Expected dividend yield	0

The following table summarizes the activity of stock options:

	Number of Shares	Weighted Average Price	Aggregate Intrinsic Value

Shares under option at May 31, 2005	27,600,000	$0.14	$323,000
Granted	1,000,000	$0.09
Exercised
Expired	4,000,000	$0.207
Cancelled

Shares under option at May 31, 2006	24,600,000	$0.127	$0-
Granted	29,000,000	$0.05
Exercised	-	-
Expired	3,000,000	$0.30
Cancelled	16,000,000	$0.09

Share under option at May 31, 2007	34,600,000	$0.06	$690,000
Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled	-	-

Share under option at May 31, 2008	34,600,000	$0.06	$690,000

Additional information relating to stock options outstanding and exercisable at May 31, 2008 summarized by exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	May 31,	Contractual	Exercise	May 31,	Exercise
Price	2008	Life	Price	2008	Price

$0.04 - $0.05	29,000,000	4.2 Year	$0.05	18,250,000	$0.05
$0.09	5,300,000	2.8 Year	$0.09	5,300,000	$0.09
$1.00	300,000	0.04 Year	$1.00	300,000	$1.00

During the year ended May 31, 2008, a total of 14,500,000 options vested and the Company recorded $151,060 in stock based compensation expense.

b) Warrants

There are no warrants outstanding for the year ended May 31, 2008.

In connection with signing a private placement of Hartcourt shares with Enlight Corporation Ltd., on October 23, 2002, Hartcourt granted Enlight warrants to purchase 29,010,239 shares at the price doubling the trading price on the issuance date. The warrants expired on October 22, 2005. On March 11, 2004, Hartcourt have been informed by Enlight that all of its warrants will not be exercised unless a buy-out of Hartcourt (either by management or by third parties), should Hartcourt agree to extend the validity of the warrants until October 22, 2009. The Company has not extended the validity of warrants and these warrants expired as of May 31, 2008.

NOTE 5   GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $73,469,292 and $71,495,815 as of May 31, 2008 and May 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s need for working capital is a key issue for management and necessary for the Company to meet its goals and objectives. The Company continues to pursue additional capitalization opportunities. There is no assurance, however, that the Company will be successful in meeting its goals and objectives in the future.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) acquire profitable operations through issuance of equity instruments, (2) disposal of unprofitable or unfavorable return-on-investment operations, and (3) continue actively seeking additional funding through offshore private placements to satisfy working capital requirements.

NOTE 6  PREPAID EXPENSES AND OTHER ASSETS

Deposit, other debtors and prepaid expenses as of May 31, 2008 and 2007 are summarized as follows:

	May 31, 2008	May 31, 2007
Prepaid expenses	$196	$496
Deposits	17,641	41,053

Total	$17,837	$41,549

NOTE 7    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of May 31, 2008 and 2007 are summarized as follows:

	Amount	Amount
	May 31, 2008	May 31, 2007
Accrued rental fee	$-	$3,412
Accrued professional fees	148,675	83,235
Accrued other expenses	518,092	34,631
Tax payable	126	904
Payroll payable	29,371	21,690
Welfare	10,108	9,588
Other payable	298,117	222,832

Total	$1,004,489	$376,292

NOTE 8  PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of May 31, 2008 and 2007 are summarized as follows:

	May 31, 2008	May 31, 2007
Office equipment and computers	$72,032	$61,172
Less: accumulated depreciation	(48,260)	(34,749)

Property and equipment, net	$23,772	$26,423

NOTE 9 DUE TO DIRECTORS

The amount due to directors as of May 31, 2008 and 2007 represents director fee due to the Company’s directors. The amount due to directors is interest free without maturity date.

NOTE 10   RELATED PARTY TRANSACTIONS

The following is a summary of related party transactions for the year ended May 31, 2008:

During the year ended May 31, 2008, Hartcourt issued 383,120 shares of common stock valued at $25,001 to its directors in lieu of cash compensation. The stocks were valued at the average market price for the period for which service were provided.

The following is a summary of related party transactions for the year ended May 31, 2007:

During the fiscal year ended May 31, 2007, Hartcourt issued 832,870 shares of our common stock valued at $50,875 to its directors in lieu of cash compensation. The stocks were valued at the average market price for the period for which service were provided.

NOTE 11   IMPAIRMENT OF GOODWILL

The Company evaluates intangible assets and other long-lived assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company assessed the carrying value of goodwill in accordance with the requirements of SFAS #142 "Goodwill and Other Intangible Assets".  Based on its assessment, the Company determined that goodwill resulting from the acquisition of China Princely amounted to US$682,988 is fully impaired as of May 31, 2008.

NOTE 12  DISCONTINUED OPERATIONS

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

On June 13, 2007, the Board of Directors of the Company authorized the disposal of its 51% interest in Shanghai Huaqing to its minority shareholders. In addition, a shareholder of Huaqing Shanghai returned 997,500 shares of our common stock to the Company. As of May 31, 2008, a total of RMB 4,000,000 (US$528,419) and 997,550 shares of the Company’s common stock had been received in connection with this disposal.

Following is the summary of net assets held for disposition as of May 31:

	2008	2007
Current assets	$-	$14,715,732
Property & equipment	-	30,851
Current liabilities	-	9,011,278
Net assets	-	5,735,304
Less: Minority interest	-	2,810,298
Majority interest	-	2,925,006
Less: Provision against disposal loss	-	(2,349,637)
Net assets held for disposition	$-	$575,369

During the year ended May 31, 2008, revenue from Huaqing amounted to $2,020,501 while net income/(loss) prior to income tax amounted to $15,529 reported in the discontinued operations in the accompanied consolidated financial statements.

NOTE 13      COMMITMENTS AND CONTINGENCIES

a) Employment Agreements

The current senior management consists of a Chief Executive Officer (“CEO”) and a Chief Financial Officer (“CFO”). Each of the Company’s executive employment agreements stipulate that senior executives, CEO and President & CFO of the Company, can be terminated without causes with a written notice of 90 days or less.

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

Mr. Hu’s employment contract terminated on May 31, 2008, and, unless exercised by Mr. Hu, his option will expire on August 31, 2008.

b) Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through January 27, 2010. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the fiscal year ended May 31, 2008 and 2007 were $87,391 and$38,240, respectively.

In January 2008, the Company moved its principal office to a new place and entered into a 2-year non-cancelable lease agreement.

The future minimum annual lease payments required under this operating lease are as follows:

Year Ending May 31	Payments
2009	$33,590
2010	$18,570

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

On August 10, 2007, Hartcourt Capital Inc filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd to return the RMB 1,000,000 which it owes the Company. The lawsuit is in the initial stage and the outcome cannot be estimated as of May 31, 2008.

NOTE 14  INCOME TAXES

As of the fiscal years ended May 31, 2008 and May 31, 2007, the Company had a net operating loss for tax purposes of approximately $1,349,000 and $3,377,000, respectively. The net operating loss carry forward may be used to reduce taxable income through the year 2027.

The gross deferred tax asset balance as of May 31, 2008 and May 31, 2007 was $1,306,000 and $1,306,000 respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset are as follows:

	May 31, 2008	May 31, 2007

Deferred tax asset	$1,007,000	$1,306,000
Less: valuation allowance	(1,007,000)	(1,306,000)
	$-	$-

The following is a reconciliation of the income tax rate to the income taxes reflected in the Statement of Operations:

	May 31, 2008	May 31, 2007

Tax expense (credit) at statutory rate-federal	$(770,000)	$(1,188,000)
State tax expense (credit) net of federal tax	(237,000)	(118,000)
Valuation allowance	1,007,000	1,306,000
Foreign income tax	-	-
Tax expense at actual rate	$-	$-

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

NOTE 16  SUBSEQUENT EVENTS

On June 13, 2008, the Company entered into a definitive agreement to purchase 60% of the outstanding equity of Beijing Yanyuan.

On July 23, 2008, The Hartcourt Companies (the “Company”) completed the acquisition of 60 percent of the outstanding equity of Beijing Yanyuan Rapido Education Company (“Beijing Yanyuan”) pursuant to the terms of the definitive agreement entered into between the two parties. Subject to the definitive agreement between the Company and Beijing Yanyuan, the purchase price paid by the Company in connection with its acquisition of a controlling interest in Beijing Yanyuan was 69 million shares of the Company’s restricted common stock.

NOTE 17  RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the year ended May 31, 2008 presentation.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of May 31, 2008, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2008.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended May 31, 2008, there was no change in our internal control and procedures over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting included in Part II, Item 9A, on page 56, of this Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The following table sets forth certain information regarding our Board of Directors and Executive Officers, as of August 17, 2008:

Director Name	Age	Position
Victor Zhou	39	Chief Executive Officer and Director
Zhenyu Hu	31	Director, President of subsidiary
Wilson W. S. Li(2)(3)	46	Director
Stephen Tang(1)(3)	54	Director
George Xu(1)(2)	41	Director

There are no family relationships between any director or executive officer and any other director or executive officer of Hartcourt. With the exception of Mr. Zhou and Mr. Hu, all directors are independent under the independence standards applicable to the Company.

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nomination Committee

Set forth below is the biographical information on all directors.

VICTOR ZHOU, age 39 Victor Zhou has been a director of the Company since 2004.  Mr. Zhou was acting Chief Executive Officer from June 1, 2006 to August 31, 2006.  On September 1, 2006 Mr. Zhou was appointed Chief Executive Officer of the Company.  Previously, Mr. Zhou was the President of Fixed Assets Investment of Huatai Securities, one of the top ten securities firms in China, since November 2003. He was with Huatai Securities since 1997 and served in other senior management positions with increasing responsibilities. Before joining Huatai Securities, Mr. Zhou was the General Manager with Jiangsu Securities from 1993 until 1997. Mr. Zhou has extensive experiences in securities trading, private equity investment, and asset management. Mr. Zhou received his B.A. in Economics from Hunan University and EMBA degree from China Europe International Business School.

ZHENYU HU, age 31. Mr. Hu has been the president of Beijing Yanyuan Rapido Education Company (“Beijing Yanyuan”) since December 2004. He is the editor of the magazine “Successful Way,” and has been the director of the Science Park of Peking University since 2002.  He is also a well-known speaker in the education and training areas. He has appeared in numerous newspaper articles and television programs, and has published many articles and books on education.

WILSON W.S. LI, age 46. Wilson W.S. Li has been a director of Company since 2004.  Dr. Li has been the First Vice President of Shenzhen Capital Group, the largest Chinese investment holding company, since August 1999. Prior to that, he served in the Shenzhen Planning Bureau. Dr. Li has extensive experience in fund management, risk control, investment, and international business. Dr. Li received his Masters degree in Social Science from Zhongshan University, Ph.D. in Management Science from Xian Jiaotong University and Ph.D. in Public Administration & Government Policy from the Chinese Academy of Social Science.

STEPHEN TANG, age 54.  Mr. Tang is the Chairman of Mega Pacific Capital Inc., a financial service company based in Hong Kong.  He is also the Chief Operating Officer of Viasa Gem Fund Ltd Pty, a private equity located in Hong Kong.  Mr. Tang has over 30 years of experience in senior management of financial services companies.  He served as a director of Fintel (USA) Ltd., a financial data services company, from 1984 through 2004.  Mr. Tang has served previously as a director of two other public companies: Elephant Talk Communications Inc. (telecommunications) and Sancon Resources Recovery Inc. (recycling).  Mr. Tang received his BBM in Business Management from Hong Kong Baptist University and his MBA from the Asian Institute of Management.  Mr. Tang is a resident of Hong Kong.

GEORGE XU, age 41. Mr. Xu is a partner in the G&D Law Firm, a position he has held since September 2002.  Mr. Xu has been engaged in the practice of law for 17 years. He is a registered lawyer in China, and is a qualified securities legal adviser under Chinese law.  He has considerable experience in establishing joint ventures and advising companies on acquisitions in China.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, for the fiscal year ended May 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with.

Code of Ethics

We have adopted a corporate code of ethics, which is applicable to our principal officers. A copy of the code of ethics is filed as an exhibit to this annual report. We believe that our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations of our code of ethics; and provide accountability for adherence to our code of ethics.  A copy of the code of ethics is available without charge to any person who submits a written request Ms. Mary Qi, The Hartcourt Companies, Inc., Room 706, Silver Tower, No. 933, West Zhongshan Road, Shanghai, China 200051.

Changes to Security Holder Recommendation Procedures for Nominees to Board of Directors

None.

Audit Committee and Audit Committee Financial Expert

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee oversees the accounting and financial reporting process and the external audit process of the Company and assists the board of directors in the oversight and monitoring of (i) the integrity of the financial statements of the Company, (ii) the internal accounting and financial controls of the Company, (iii) compliance with legal and regulatory requirements, and (iv) the qualifications, performance, and independence of the Company’s independent registered public accounting firm. In this capacity, the audit committee is responsible for appointing, approving the compensation of, and overseeing the work of the independent registered public accounting firm. In addition, the audit committee reviews and approves all work performed by the independent registered public accounting firm. The audit committee meets regularly with management and with our independent registered public accounting firm, which has access to the audit committee without the presence of management representatives.  Currently, George Xu and Stephen Tang serve as members of the Audit Committee. During the fiscal year ended May 31, 2008, Billy Wang and Wilson Li also served as members of the Audit Committee. Both Mr. Xu and Mr. Tang are independent under applicable securities laws and regulations. Mr. Tang is the Chairman of the Audit Committee, and is the Committee’s financial expert as that term has been defined under the rules and regulations of the SEC.

The Audit Committee held one meeting in the fiscal year ended May 31, 2008, with all members attending this meeting.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-equity Incentive Plan Compensation (US$)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total
Mr. Victor Zhou, CEO	2008 2007	150,000(1) 137,500(1)	-- --	3,625(2)	225,350(3)	-- --	-- --	-- --	150,000 362,850
Mr. Yungeng Hu, CFO and President(4)	2008 2007	150,000(5) 150,000(5)	-- --	-- --	180,238(6)	-- --	-- --	-- --	150,000 330,238
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

(4)               Mr. Hu’s employment with the Company terminated as of May 31, 2008.

(5)               On May 31, 2006, the Board of Directors of the Company appointed Mr. Hu to be the President & Chief Financial Officer, effective on June 1, 2006. Mr. Hu’s employment agreement was signed on June 1, 2006. The compensation includes an annual base salary of $150,000, payable by equal monthly installment of US$12,500 cash.

(6)               On June 1, 2006, Mr. Hu was granted 11,000,000 stock options with exercise price of $0.04 under the 2005 Stock Option Plan. The stock option vesting schedule is as follows: a) 7,500,000 stock options vest one fourth (¼) every six months for 2 years of the employment contract period; b) 2,000,000 stock options vested upon each successful new business acquisition of the Company; and c) 1,500,000 stock options vested upon each full profitable year. The grant date fair value was computed in accordance with FAS 123R.  (See footnote 4 in the Notes to Consolidated Financial Statements).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Mr. Victor Zhou, CEO (1)	100,000			0.09	2011-3-8
	1,875,000			0.05	2012-2-29
	1,875,000 1,875,000	1,875,000		0.05 0.05 0.05	2012-8-31 2013-2-28 2013-8-31
			3,500,000	0.05	(5)
Mr. Yungeng Hu, CFO and President (2)	1,875,000			0.04	2011-11-30
	1,875,000 1,875,000	1,875,000		0.04 0.04 0.04	2012-5-31 2012-11-30 2013-5-31
			3,500,000	0.04	(5)

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

(2)               Mr. Hu’s employment with the Company terminated as of May 31, 2008.  7,500,000 options were granted to Mr. Hu on June 1, 2006 and vest pro rata every half year over the two years employment contract period. 2,000,000 options granted to Mr. Hu will vest upon each successful new acquisition of the Company and 1,500,000 options will vest upon each full profitable year. All the options are exercisable within 5 years time after vesting. All the option will expire on August 31, 2008.

(3)               The expiration date for this grant is contingent upon the vesting date.  When the conditions have been met, and the shares vest, then the expiration date will be five years after the vesting date.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Billy Y.N. Wang, former director	50,000	-	39,995	-	-	-	89,995
Geoffrey Wei, former director	-	23,500(3)	-	-	-	-	23,500
Wilson W. S. Li	-	13,045(2)	-	-	-	-	13,045
Stephen Tang	-	-	-	-	-	-	-
George Xu	-	-	-	-	-	-	-

(1)           The amounts provided in this column represent the compensation cost with respect to the fiscal year ended May 31, 2008 as calculated in accordance with FAS 123R with respect to all option awards granted under the 2005 Stock Option Plan in previous fiscal years and in the fiscal year ended May 31, 2008. Because no stock options were granted to Mr. Wang, Mr. Wei, Dr. Li, Mr. Tang, or Mr. Xu in the fiscal year ended May 31, 2008, there were no awards for the fiscal year ended May 31, 2008 for which the full grant date fair value needed to be calculated in accordance with FAS 123R.

(2)           During the year ended May 31, 2008, the Company issued 191,560 shares of the Company’s common stock to Mr. Li valued at US$13,045 for his director service.

(3) During the year ended May 31, 2008, the Company issued 191,560 shares of the Company’s common stock to Mr. Wei valued at US$13,045 for his director service. Mr. Wei did not stand for reelection to the Company’s Board of Directors, and his term of service ended as of the Company’s annual meeting on April 19 2008.

Currently, our directors serve for a term of two years or until their earlier resignation or removal. Independent directors are compensated US$12,000 each year, through the issuance of restricted shares of common stock at the average closing market price of the common shares valued each month.  Additionally, for each committee that a non-employee director serves on, we compensate our independent directors US$6,000 each year, through the issuance of restricted shares of common stock.

As of October 1, 2004, we compensated Dr. Wang, our Chairman of the Board, US$50,000 each year for service on our Board of Directors, pro rated on an annual basis. Additionally, as of March 8, 2005, the Board of Directors granted Dr. Wang an option to purchase 5,000,000 shares of our common stock at an exercise price of US$0.09 per share, of which 2,500,000 shares vested on September 28, 2005 and the remaining shares vested on September 28, 2006. On March 9, 2005, each non-employee director, excluding the Chairman of the Board, was granted 100,000 stock options at an exercise price of US$0.09.  The options granted to the non-employee directors vested on the one year anniversary of the date of grant.  Dr. Wang resigned from the Board on June11, 2008.

On August 23, 2006, the Board passed a resolution that all the options granted or to be granted cease to be exercisable after 90 days of termination of continuing services by the option holder with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows shares of our common stock that we believe are owned as of August 22, 2008 by:

•	Each shareholder owning 5% or more of our common stock,
•	Each Named Executive Officer,
•	Each director, and
•	All current directors and executive officers as a group.

We calculated the “Percent of Class” based on 274,761,854 shares of common stock outstanding on August 22, 2008. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of August 22, 2008 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the number of shares of common stock beneficially owned by that person, as well as the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name & Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Billy Y.N. Wang, former Director	10,193,440(3)	4.7%
Geoffrey Wei, former Director	828,747 (4)	*
Victor Zhou, Director and Chief Executive Officer	4,093,977(5)	2.0%
Wilson Li, Director	1,784,042(6)	*
Yungeng Hu, former Chief Financial Officer	4,350,000(7)	2.1%
Zhenyu Hu, Director	46,000,000(8)	16.7%
Stephen Tang, Director	-	*
George Xu, Director	-	*
Rachel Zhang, Chief Financial Officer	-	*
All Executive Officers and Directors as a Group	67,250,206(9)	24.5%

*	Indicates ownership of less than 1%.

(1) Unless otherwise indicated, the address for each beneficial owner listed above is c/o The Hartcourt Companies, Inc., Room 706, Silver Tower , No. 933, Zhongshanxi Road, Shanghai, China.

(2) Unless indicated in the notes, each shareholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power.

(3) Shares beneficially owned by Billy Y.N. Wang include (a) 193,440 shares of common stock held by Dr. Wang; (b) options to purchase 5,000,000 shares of our common stock that are currently exercisable; and (c) options to purchase 5,000,000 shares of our common stock that are exercisable within 60 days of August 22, 2008, subject to his continuing to provide services to the Company on such dates. The option will expire on September 11,2008 due to his resignation on June 11, 2008.

(4) Shares beneficially owned by Geoffrey Wei include (a) 828,747 shares of common stock held by Mr. Wei.

(5) Shares beneficially owned by Victor Zhou include (a) 243,977 shares of common stock held by Mr. Zhou; (b) options to purchase 100,000 shares of our common stock that are currently exercisable; (c) options to purchase 1,875,000 shares of our common stock that are currently exercisable; and (d) options to purchase 1,875,000 shares of our common stock that are exercisable within 60 days of August 22, 2008.

(6) Shares beneficially owned by Wilson Li include (a) 684,042 shares of common stock held by Mr. Li; (b) options to purchase 100,000 shares of our common stock that are currently exercisable; and (c) options to purchase 1,000,000 shares of our common stock that are exercisable within 60 days of August 22, 2008.

(7) Shares beneficially owned by Yungeng Hu include (a) 600,000 shares of common stock held by Mr. Hu; (b) options to purchase 1,875,000 shares of our common stock that are currently exercisable; and (c) options to purchase 1,875,000 shares of our common stock that are exercisable within 60 days of August 22, 2008. The option will expire on August 31, 2008.

(8)Shares beneficially owned by Zhenyu Hu is 46,000,000 shares of common stock held by Mr.Hu.

(9) Shares beneficially owned by all Executive Officers and Directors as a group includes the shares held by each and options granted as in above (3), (4), (5), (6),(7) and (8).

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

The Board has determined that each of our directors, except Mr. Zhou and Mr. Hu, is independent within the meaning of the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the director independence standards of The NASDAQ Stock Market, Inc. (“NASDAQ’), as currently in effect.  Furthermore, the Board has determined that each of the members of each of the committees of the Board is “independent” under the applicable rules and regulations of the SEC and the director independence standards of NASDAQ, as currently in effect.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table is a summary of the fees billed to us by Kabani & Company, Inc. for professional services for the fiscal year ended May 31, 2008 and the year ended May 31, 2007 (Kabani & Company, Inc. was selected as our independent auditor on December 30, 2004 upon the resignation of our former accountants, Loral International LLP):

	FY 2008	FY 2007	FY 2006
Audit Fees	US$50,000	US$80,000	US$85,000
Audit-Related Fees			US$125,000 (1)
Tax Fees			-
All Other Fees			-
Total	US$50,000	US$80,000	US$210,000

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

THE HARTCOURT COMPANIES, INC.

Date: August 29, 2008	By: /s/Victor Zhou
Victor Zhou
Chief Executive Officer

Date: August 29, 2008	By: /s/Rachel Zhang
Rachel Zhang
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/Victor Zhou	Chief Executive Officer,	August 29, 2008
Victor Zhou

By: /s/Rachel Zhang	Chief Financial Officer	August 29, 2008
Rachel Zhang

Board of Directors

By: /s/Wilson Li	Chairman	August 29, 2008
Wilson Li

By: /s/Stephen Tang	Director	August 29, 2008
Stephen Tang

By: /s/George Xu	Director	August 29, 2008
George Xu

By: /s/Zhenyu Hu	Director	August 29, 2008
Zhenyu Hu