Form 10-Q
period 2008-08-31
HARTCOURT COMPANIES INC
filed 2008-10-15
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended August 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 001-12671

The Hartcourt Companies, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Room 706, Silver Tower, No.933
Zhongshanxi Road, Shanghai, China	200051
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐ No ☒

The number of shares of common stock outstanding as of the latest practicable date, October [10], 2008, was 274,761,854.

PART I FINANCIAL INFORMATION

Item 1.                      Financial Statements

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31, 2008	May 31, 2008
	Unaudited	Audited
ASSETS

Cash and cash equivalents	$9,690	$4,907
Accounts Receivable	116,919	-
Inventories	9,458	-
Prepaid expenses and other assets	16,048	17,837
Due from related party	169,728	-
TOTAL CURRENT ASSETS	321,843	22,744

PROPERTY & EQUIPMENT – NET	59,805	23,772
GOODWILL	3,363,276	-

TOTAL ASSETS	$3,744,924	$46,516

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$514,854	$457,725
Accrued expenses and other current liabilities	1,093,749	1,004,489
Due to directors	207,744	196,004

TOTAL CURRENT LIABILITIES	1,816,347	1,658,218

COMMITMENT & CONTINGENCIES

MINORITY INTEREST	116,319	-

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, issued and cancelled	$-	$-
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-

Common stock:
$0.001 par value, 424,999,000 authorized
August 31, 2008: 276,810,582 issued 274,761,854 outstanding
May 31, 2008: 207,810,582 issued 205,761,854 outstanding	274,762	205,762
Additional paid in capital	75,184,303	71,795,909
Treasury stock, at cost, 2,048,728 shares	(48,728)	(48,728)
Other comprehensive loss	(105,724)	(95,353)
Accumulated deficit	(73,492,355)	(73,469,292)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	1,812,258	(1,611,702)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$3,744,924	$46,516

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three month periods ended
	August 31,	August 31,
	2008	2007
Net revenues	$215,967	$-
Cost of revenues	19,941	-
Gross profit	196,026	-

Operating costs and expenses:
General and administrative expenses	127,548	306,487
Depreciation and amortization	2,754	2,420
Total operating expenses	130,302	308,907

Income(loss) from continued operations	65,724	(308,907)

Other income (expenses)
Foreign currency exchange gain	5,436	5,380
Others	83	34,433
Total other income	5,519	39,813

Income (loss) from continued operations before income taxes and minority interest	71,243	(269,094)
Provision for income taxes	35,802	-

Minority interest, net of taxes	(58,503)	-
Loss from continued operations	(23,062)	(269,094)

Discontinued operations:
Gain from discontinued operations	-	22,878
Income from discontinued operations		22,878

NET LOSS	(23,062)	(246,216)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	27,532	5,327

NET COMPREHENSIVE INCOME(LOSS)	$4,470	$(240,889)

BASIC AND DILUTED EARNINGS/(LOSSES)
PER COMMON SHARE:

Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	-	(0.00)
Loss per share	$(0.00)	$(0.00)
* Basic and fully diluted weighted average number of shares outstanding	235,761,854	205,204,218

* Weighted average number of shares used to compute basic and diluted loss per share is equivalent as the effect of dilutive securities is anti dilutive.

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three month-periods ended
	August 31, 2008	August 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(23,062)	$(246,216)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation	2,754	2,420
Minority interest	58,503
Stock options issued for service	7,394	75,038
Stock issued for services and compensations		13,128
Changes in operating assets and liabilities:
Accounts receivable	(116,919)
Inventory	8,304
Prepaid expenses and other receivables	(81,452)	(13,674)
Accounts payable	57,135	(509,404)
Accrued expenses and other current liabilities	89,252	521,011
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES OF CONTINUED OPERATIONS	1,909	(157,697)
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	-	(15,529)
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES	1,909	(173,226)
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	(6,734)
Cash received on acquisition of Subsidiary	1,505	(7,873)
Cash received from disposal of assets pending for sale	-	161,369

NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES OF CONTINUED OPERATIONS	1,505	146,762
NET CASH USED IN INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	-	(367,053)

NET CASH USED IN INVESTING ACTIVITIES	1,505	(220,291)

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the three month periods ended
	August 31
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of treasury stock		49,878
Proceeds from (payments to) related parties-net	11,740	(20,932)
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUED OPERATIONS	11,740	28,946

NET CASH PROVIDED BY FINANCING
ACTIVITIES OF DISCONTINEDOPERATIONS	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,740	28,946
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(10,371)	5,297

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	4,783	(359,274)

CASH AND CASH EQUIVALENTS -
BEGINNING BALANCE	4,907	374,436

CASH AND CASH EQUIVALENTS – ENDING BALANCE	$9,690	$15,162

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

On June 13, 2008, The Hartcourt Companies, Inc. (the “Company”) entered into a definitive agreement to purchase 60% of the equity interests in Beijing Yanyuan Rapido Education Company (“Beijing Yanyuan”), a well-known training institution in China. Under the terms of the definitive agreement executed between Beijing Yanyuan and the Company, the purchase price that the Company agreed to pay to the shareholders of Beijing Yanyuan 69 Million shares of the Company’s restricted common stock, which, pursuant to the purchase agreement, will be payable upon closing of the acquisition. Beijing Yanyuan committed that its net profit would exceed RMB6 million (US$827,000) for the year 2008, RMB10 million (US$1.379 million) for the year 2009, and RMB14 million (US$1.931 million) for the year 2010. The restricted common shares issued for the Acquisition will be released to shareholders of Beijing Yanyuan in three installments based on the profit realized over a three-year period.

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

As of August 31, 2008, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of August 31, 2008, Hartcourt Capital Inc. owns 100% of the equity interest of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc., through nominee shareholder, owns 100% of the equity interest of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China. In April 2007, the Company decided to wind up Hartcourt Hi-Tech Investment (Shanghai) Inc. As of February 29, 2008, the wind-up process was completed. Shanghai Jiumeng Information Technology Co., Ltd owns 60% of the equity interest of Beijing Yanyuan Rapido Education Company.

As of August 31, 2008, AI-Asia, Inc., the third holding company, owns 100% of the equity interest of Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd (former name is AI-Asia (Shanghai) Information Technology, Inc), located in Shanghai, China, and owns 100% of the equity interest of Hartcourt Princely.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The audited consolidated financial statements for the fiscal year ended May 31, 2008 were filed on September 2, 2008 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ended May 31, 2009.

b)    Basis of Consolidation

The Company’s financial statements for the three months ended August 31, 2008 are consolidated to include the accounts of The Hartcourt Companies Inc., the wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc., Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd., Shanghai Jiumeng Information Technology Co., Ltd, Hartcourt Princely Education Technology Development Company Limited and 60 percent owned Beijing Yanyuan Rapido Education Company from the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Prepaid expenses generally will be amortized in equal installments and charged as costs or expenses of periods within one year. If certain prepaid expense item cannot be amortized, its un-amortized amount is recorded as an expense for the current period. Prepaid expenses amounted to $8,702 and $17,837 at August 31, 2008 and May 31, 2008 respectively and are included in “Prepaid expenses and other assets” in the accompanying financial statements.

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

f) Impairment of Long-Lived Assets
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of August 31, 2008, there were no significant impairments of its long-lived assets used in operations.

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

i) Foreign Currencies Translation
Assets and liabilities in foreign currency are recorded at the balance sheet date at the rate prevailing on that date. Items of income statement are recorded at the average exchange rate. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currencies of the Company are Chinese Renminbi and Hong Kong Dollars.

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

NOTE 3          EARNINGS / (LOSSES) PER SHARE

Basic and diluted (loss) income per common share is computed as follows:

	August 31, 2008	August 31, 2007

Net loss	$(23,062)	$(246,216)
Effects of dilutive securities	-	-

Weighted average shares outstanding	235,761,854	205,204,218

Basic and dilutive loss per share	$(0.00)	$(0.01)

As of August 31, 2008, the Company had 22,300,000 options outstanding, each exercisable for one share of our common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented because the Company has retained loss as of August 31, 2008.

NOTE 4          SHAREHOLDERS’ EQUITY

a) Capitalization
The Company is authorized to issue 434,999,000 shares of stock, consisting of 424,999,000 shares of common stock, US$0.001 par value and 10,000,000 shares of Class A Preferred Stock. The total number of shares of the Company’s Common Stock outstanding as of August 31, 2008 and August 31, 2007 are 274,761,854 and 205,391,997, respectively.  No shares of the Company’s Class A Preferred Stock were outstanding as of August 31, 2008 and August 31, 2007.

b) Original Preferred Stock

On July, 14, 2004, the founder of Hartcourt, Dr. Alan V. Phan, converted his 1,000 shares of Original Preferred Stock into 2,000,000 shares of Hartcourt Common Stock. After the conversion, no Original Preferred Stock was outstanding as of August 31, 2008.

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

d) Equity Transactions

On July 22, 2008, the Company issued to the former shareholder of Beijing Yanyuan in an offshore transaction under Regulation S an aggregate of 69 million shares of the Company’s restricted common stock pursuant to the terms of the definitive purchase agreement.

Stock Option Plan

In November 2005, the Company adopted a stock option plan to attract and retain qualified persons for positions of substantial responsibility as officers, directors, consultants, legal counsel, and other positions of significance to the Company (the “2005 Plan”). The 2005 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock, stock units, bonus stock, dividend equivalents, other stock-related awards and performance awards that may be settled in cash, stock, or other property. The total number of shares of our common stock that may be subject to awards under the 2005 Plan is equal to 35,000,000 shares, plus (i) the number of shares with respect to which awards previously granted under the 2005 Plan that terminates without the issuance of the shares or where the shares are forfeited or repurchased; (ii) with respect to awards granted under the 2005 Plan, the number of shares which are not issued as a result of the award being settled for cash or otherwise not issued in connection with the exercise or payment of the award and (iii) the number of shares that are surrendered or withheld in payment of the exercise price of any award or any tax withholding requirements in connection with any award granted under the 2005 Plan. Unless earlier terminated by our Board of Directors, the 2005 Plan will terminate on the earlier of (1) ten years after the later of (x) its adoption by our Board of Directors, or (y) the approval of an increase in the number of shares reserved under the 2005 Plan by our Board of Directors (contingent upon such increase being approved by our shareholders) and (2) such time as no shares of our common stock remain available for issuance under the 2005 Plan and we have no further rights or obligations with respect to outstanding awards under the 2005 Plan. Options granted under the 2005 Plan are restricted as to sale or transfer.

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

 On June 1, 2006, the Company granted Yungeng Hu, CFO & President of the Company, an option to purchase total 11,000,000 shares of the Company’s common stock at exercise price of US$0.04 according to the following vesting schedule and based on the 2005 Plan.  The stock option was terminated 90 days after his departure on May 31, 2008 from the Company.

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

On July 4, 2006, the Company granted Billy Y.N. Wang, former Chairman of the Board, an option to purchase 5,000,000 shares of the Company’s common stock at exercise price of US$0.05. The option vested on September 28, 2007 and is exercisable within five years time after vesting. The stock option will be terminated 90 days after his departure on June 11, 2008 from the Company.

The following assumptions were used to calculate the fair value of the options granted:

Risk-free interest rate	4.92%
Weighted average expected life of the options	5.00 years
Expected volatility	57.93%
Expected dividend yield	0

On August 23, 2006, the Company granted each of Geoffrey Wei and Wilson Li, independent directors of the Company, an option to purchase 1,000,000 shares of the Company’s common stock at exercise price of US$0.05. Each option vested on August 23, 2007 and is exercisable within five years time after vesting. The stock option granted to Geoffrey Wei was terminated 90 days after his departure on April 19, 2008 from the Company.

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

-	7,500,000 stock options vested pro rata over 2 years of the employment contract period.
-	2,000,000 stock options vested upon each successful new business acquisition of the Company.
-	1,500,000 stock options vested upon each full profitable year.

The following assumptions were used to calculate the fair value of the options granted:

Risk-free interest rate	4.92%
Weighted average expected life of the options	6.25 years
Expected volatility	57.93%
Expected dividend yield	0

The following table summarizes the activity of stock options:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Shares under options at May 31, 2006	24,600,000	$0.127	$-
Granted	29,000,000	$0.05
Exercised	-	-
Expired	3,000,000	$0.30
Cancelled	16,000,000	$0.09

Shares under options at May 31, 2007	34,600,000	$0.06	$90,000
Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled	12,300,000	-

Shares under options at August 31, 2008	22,300,000	$0.06	$0

Additional information relating to stock options outstanding and exercisable at August 31, 2008 summarized by the exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	February 29,	Contractual	Exercise	February 29,	Exercise
Price	2008	Life	Price	2008	Price

$0.04 - $0.05	17,000,000	3.95 Year	$0.05	17,000,000	$0.05
$0.09	5,300,000	2.55 Year	$0.09	5,300,000	$0.09

During the three months period ended August 31, 2008, a total of 1,875,000 options vested and the Company recorded US$7,394 amortization in stock based compensation expense.

b) Warrants

None

NOTE 5          PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of August 31, 2008 and May 31, 2008 are summarized as follows:

	August 31, 2008 Unaudited	May 31, 2008 Audited

Prepaid service expenses	$8,702	$196
Deposit	7,346	17,641

Total	$16,048	$17,837

NOTE 6          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of August 31, 2008 and May 31, 2008 are summarized as follows:

	Amount	Amount
	August 31, 2008 Unaudited	May 31, 2008 Audited

Accrued professional fees	$101,693	$148,675
Payroll payable	31,232	29,371
Welfare	10,187	10,108
Accrued other expenses	622,836	518,092
Other payable	327,801	298,243
Total	$1,093,749	$1,004,489

NOTE 7          PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of August 31, 2008 and May 31, 2008 are summarized as follows:

	August 31, 2008 Unaudited	May 31, 2008 Audited

Office equipment and computers	$133,092	$72,032
Less: accumulated depreciation	(73,287)	(48,260)

Property and equipment, net	$59,805	$23,772

NOTE 8          DUE TO RELATED PARTY

The amount due to directors as of August 31, 2008 and May 31, 2008 were $207,744 and $196,004, respectively. This amount represents director fee due to the Company’s directors. The amount due to directors is interest free, unsecured and due on demand.

The amount due from related party as of August 31, 2008 and May 31, 2008 were $169,728 and zero respectively. These amount were due from manager and officer of Beijing Yanyuan.

NOTE 9          DISCONTINUED OPERATIONS

The numbers of discontinued operation represent Shanghai Huaqing Corporation Development Co., Ltd for the period ended August 31, 2007.

NOTE 10        COMMITMENTS AND CONTINGENCIES

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

On August 11, 2008, the Board of Directors of the Company appointed Ms. Rachel Zhang to be the Chief Financial Officer, effective August 11, 2008. Ms. Zhang will be employed part time in this capacity. Ms Zhang’s compensation is US$2,000 per month.

b) Operating Leases
The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through January 27, 2010. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the three months ended August 31, 2008 and 2007 were US $14,410 and US $30,165, respectively.

The future minimum annual lease payments required under this operating lease are as follows:

Year ended May 31	Payments

2009	$70,266
2010	$93,689

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

On August 10, 2007, Hartcourt Capital Inc filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd to return the RMB 1,000,000 which it owes the Company. The lawsuit is in the initial stage and the outcome cannot be estimated as of August 31, 2008.

d) Acquisition of Beijing Yanyuan
On July 23, 2008, the Company completed the acquisition of Beijing Yanyuan (See note 11) by issuing 69 million shares to the former shareholder of Beijing Yanyuan.

Under the terms of the agreement between Beijing Yanyuan and the Company, Beijing Yanyuan committed that its net profit would exceed RMB 6 million (US $827,000) for the year 2008, RMB 10 million (US $1.379 million) for the year 2009, and RMB 14 million (US $1.931 million) for the year 2010. In connection with the acquisition, the Company issued 69 million common shares issued to the former shareholder of Beijing Yanyuan. As per the agreement the restriction on the shares will be released in three instalment based on the realization of profit over the three-year period from 2008 to 2010. If the profit realized by Beijing Yanyuan in any of the three years in the period from 2008 to 2010 is less than the profit target committed by Beijing Yanyuan for such calendar year, then the number of shares will be recalculated and equal to the shares issuable time the percentage of profit realized divided by the profit target. The Company has the right to take back the rest of shares for free.

NOTE 11        ACQUISITION OF BEIJING YANYUAN

On June 13, 2008, the Company entered into a definitive agreement to purchase 60% of the outstanding equity of Beijing Yanyuan. Under the terms of the agreement between Beijing Yanyuan and the Company, Beijing Yanyuan committed that its net profit would exceed RMB 6 million (US $827,000) for the year 2008, RMB 10 million (US $1.379 million) for the year 2009, and RMB 14 million (US $1.931 million) for the year 2010. In connection with the acquisition, the Company issued 69 million common shares issued to the former shareholder of Beijing Yanyuan. As per the agreement the restriction on the shares will be released in three instalment based on the realization of profit over the three-year period from 2008 to 2010. If the profit realized by Beijing Yanyuan in any of the three years in the period from 2008 to 2010 is less than the profit target committed by Beijing Yanyuan for such calendar year, then the number of shares will be recalculated and equal to the shares issuable time the percentage of profit realized divided by the profit target. The Company has the right to take back the rest of shares for free.

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

The purchase price was determined fair market value in closing date. The purchase price per share of the Company’s common stock was $0.05. Each share of common stock was valued at $0.05 resulting in a purchase price of $3,450,000. The assets acquired in this acquisition include goodwill. A summary of the Beijing Yanyuan assets acquired and the consideration for such assets is as follows:

Estimated Fair Values
Current Assets	$63,452
Property, plant & equipment	23,272
Assumed liabilities	-
Net Assets Acquired	86,724
Consideration Paid	3,450,000
Goodwill	$3,363,276

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The operating results of Beijing Yanyuan have been consolidated with those of the Company beginning July 23, 2008. No pro-forma financial information has been presented as the operations of Beijing Yanyuan before the acquisition, were insignificant.

Mr. Zhenyu Hu, was the former owner of Beijing Yanyuan and currently the officer of Beijing Yanyuan, guaranteed, as per the terms of the agreement, if Beijing Yanyuan will not achieve 75% of the profit target for the following three years starting 2008 to 2010, Mr. Hu will compensate Hartcourt in cash equivalent to the amount of profit target not achieved. In addition, as per the terms of the agreement, if Beijing Yanyuan can not achieve 60% of the profit target for any year starting 2008 to 2010, Hartcourt has the right to receive the entire 69 million shares from Beijing Yanyuan which were paid as part of purchase consideration.

NOTE 12        CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATION

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

Overview

China’s Education Markets

In 1986, the PRC government implemented a system of compulsory education that requires each child to have at least nine years of formal education. Chinese culture has historically placed a strong emphasis on education. Because of the “one child” policy of the PRC government, Chinese families are generally willing to invest a substantial amount of their financial resources in their only child’s education. According to the Economist Intelligence Unit, the Chinese disposable income per capita increased at a compound annual growth rate, or CAGR, of 6.7% from 2002 to 2006 and will probably increase at a CAGR of 8.3% from 2007 to 2011. With greater amounts of disposable income, Chinese families are spending an even higher percentage of their disposable income on their children’s education. Education expenditure as a percentage of GDP potentially will grow from 4.0% in 2005 to 4.5% in 2010, according to the China Education Human Resources Report of 2003.

China’s education market is large and growing rapidly because of favorable demographic, consumer spending trends and the increased importance placed on higher and professional education.

According to the Ministry of Education (MOE), 29 million students will reach college age in the next 5 years, a 40% increase and a US$36 billion market. While MOE-controlled universities and colleges still maintain dominant market share, the field is now open for private and foreign investment capital. In addition, MOE has set a timeline to privatize all vocational schools and educational institutions that offer degrees lower than Bachelor by 2010.

According to the China Statistical Yearbook (2007), in 2006, approximately 686 million people in China were between the ages of five and 39. Ongoing urbanization has increased the proportion of China’s population living in urban areas from 36.2% in 2000 to 43.9% in 2006, as stated in the China Statistical Yearbook (2007), and potentially will continue to increase. According to the National Bureau of Statistics of China, average per capita annual consumption expenditures in urban areas in China have increased, from approximately RMB4,998 ($712.8) in 2000 to approximately RMB8,697 ($1,240.3) in 2006. Consumption expenditure on education, cultural and recreational services accounted for 13.8% of total annual consumption expenditures per capita in urban households in 2006, the second largest category after food. We believe these demographic and consumer trends are making people in China increasingly willing to invest in higher and professional education.

China has one of the fastest growing economies in the world. As China’s economy continues to develop, its service industries are playing an increasingly important role. We believe this will increase opportunities in the education markets as people continue to seek advanced skills and professional licenses and certifications.

In August 2006, after reviewing our business condition, competitive position, and opportunities in China, we decided to change our business by focusing on the education market in China to take advantage of the substantial market demand for education services. We plan to not only acquire certain schools we have targeted, but also to run these schools actively by putting together strong faculty teams, incentive plans and strategic expansion programs.

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

On July 23, 2008, we completed the acquisition of 60 percent of the outstanding equity of Beijing Yanyuan Rapido Education Company (“Beijing Yanyuan”) pursuant to the terms of the definitive agreement entered into between the two parties, a well-known training institution in China. Subject to the definitive agreement between the Company and Beijing Yanyuan, the purchase price paid by the Company in connection with its acquisition of a controlling interest in Beijing Yanyuan was 69 million shares of the Company’s restricted common stock. Beijing Yanyuan committed that its net profit would exceed RMB6 million (US$827,000) for the year 2008, RMB10 million (US$1.379 million) for the year 2009, and RMB14 million (US$1.931 million) for the year 2010. The restricted common shares issued for the Acquisition will be released to shareholders of Beijing Yanyuan in three installments based on the profit realized over a three-year period.

Results of Operations

 The following table sets forth the consolidated statements of operations for the three months ended August 31, 2008, with the comparable reporting period in the preceding year. We used the pro forma numbers for the three months ended August 31, 2007.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended	Three Months ended
	August 31	August 31
	2008	2007

Net revenues	$215,967	$-
Cost of revenues	19,941	-
Gross profit	196,026	-

Operating costs and expenses:
General and administrative expenses	127,548	306,487
Depreciation and amortization	2,754	2,420
Total operating costs and expenses	130,302	308,907

Income(loss) from continued operations	65,724	(308,907)

Other income (expenses)
Foreign currency exchange gain	5,436	5,380
Others	83	34,433
Total other income	5,519	39,813

Income (loss) from continued operations
Before income taxes and minority interest	71,243	(269,094)
Provision for income taxes	35,802	-

Minority interest, net of taxes	58,503	-

Income(loss) from continuing operations	(23,062)	(269,094)

Discontinued operations:
Gain from discontinued operations	-	22,878
Income from discontinued operations		22,878

NET LOSS	(23,062)	(246,216)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	27,532	5,327

NET COMPREHENSIVE INCOME(LOSS)	$4,470	$(240,889)

Three months ended August 31, 2008 compared to three months ended August 31, 2007.

Net Revenue:

Revenues were US $215,967 for the three months ended August 31, 2008 compared to zero for the same period in 2007. The increased revenue was primarily due to revenue generated by Beijing Yanyuan, a company in which we acquired a 60% equity interest during the three months ended August 31, 2008. We currently derive revenues from the following sources:

•	educational programs and services, which accounted for 90% of our total net revenues as of August 31, 2008; and

•	books and others, which accounted for 10% of our total net revenues as of August 31, 2008.

Cost of revenue:

Cost of revenues were US $19,941 for the three months ended August 31, 2008 compared to zero for the same period in 2007. The increased cost of revenue was primarily due to costs of revenue attributable to the operations of Beijing Yanyuan, a company in which we acquired a 60% equity interest during the three months ended August 31, 2008. Cost of revenue consisted primarily of printing costs of books and other materials and relevant business tax for income.

General and administrative expenses:

General and administrative expenses were $127,548 for the three months ended August 31, 2008 compared to $306,487 for the same period in 2007, a decrease of $178,939 or 58% compared to the three months ended August 31, 2007. The decrease of expenses for the three months ended August 31, 2008 was primarily due to the decrease in salaries of management team and professional expenses compared to the same period in 2007.

Depreciation and amortization expenses:

Depreciation and amortization expenses were $2,754 for the three months ended August 31, 2008 compared to $2,420 for the same period in 2007 or a $334 increase. The increase was primarily due to the acquisition of Beijing Yanyuan.

Foreign currency exchange gain:

Foreign currency exchange gain was $5,436 for the three months ended August 31, 2008 compared to $5,380 for the same period in 2007. The $56 increase was mainly due to RMB increase in value.

Loss from Continuing Operations:

Loss from continuing operations for the three months ended August 31, 2008 was $23,062, compared to $269,094 for the same period in 2007. The decrease was mainly due to revenue attributable to the operations of Beijing Yanyuan, a company in which we acquired a 60% equity interest during the three months ended August 31, 2008, and the reduction of general and administrative expenses in the three months ended August 31, 2008.

Discontinued operations:

During the three months ended August 31, 2007, the discontinued operations represent the operating results of Shanghai Huaqing in this three-month period and a loss on disposal of Shanghai Huaqing.

Liquidity and Capital Resources:

As shown in our accompanying financial statements, we had a net loss of $23,062 for the three months ended August 31, 2008, as compared to a net loss of $269,094 for the same period in 2007.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included:

●	Look for growth opportunities through acquisitions of profitable education businesses;
●	Raise additional capital through public offerings or private placements; and
●	Take measures to control costs and operating expenses.

Operating activities: During the three months ended August 31, 2008, net cash provided by operating activities was $1,909, compared to net cash $173,226 used in operating activities during the same period in 2007. The cash provided by operating activities in the three months ended August 31, 2008 resulted mainly from loss of $23,062, and an increase of account receivable of $116,919, and an increase of accrued expenses and other current liabilities of $89,252, and an increase of prepaid expenses and other receivables of $81,452, and minority interest of $58,503. The cash used in operating activities in the three months ended August 31, 2007 resulted mainly from loss of $246,216, and an increase of stock option expense of $75,038, and an decrease of account payable of $509,404, and an increase of accrued expenses and other current liabilities of $521,011. The increase of accrued expenses for the quarter ended August 31, 2008 is related to the payroll payable to the management team.

Investing activities: Net cash used in investing activities during the three months ended August 31, 2008 was zero, compared to cash used in investing activities of $220,291 during the same period in 2007. The cash used in investing activities in the three months period ended August 31, 2007 was due to the cash received upon disposal of assets pending for sale of $161,369 and cash decrease due to disposal of subsidiary of $367,053.

Financing activities: Net cash provided by financing activities during the three months ended August 31, 2008 was $11,740 compared to $28,946 provided by the same period in 2007. Net cash provided by financing activities in the three months ended August 31, 2008 was due to proceeds of $11,740 from related parties. Net cash provided by financing activities in the three months ended August 31, 2007 was due to payments of $20,932 to related parties by the company and $49,878 paid by purchasers of shares of our common stock in private placements.

Contractual Obligations

During the three months ended August 31, 2008, we did not have any contractual obligation other than the facility leases described in Note 11(b) of financial statements.

Off-Balance Sheet Arrangements

During the three months ended August 31, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Critical Accounting Policies and Estimates

For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, please refer to our Annual Report on Form 10-K for the year ended May 31, 2008. There have been no changes in our critical accounting policies since May 31, 2008.

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

Impact of Foreign Currency Rate Changes

Because we translate foreign currencies (primarily Chinese Yuans and Hong Kong Dollars) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of August 31, 2008, we did not engage in foreign currency hedging activities.

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

On August 10, 2007, Hartcourt Capital Inc filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd to return the RMB 1,000,000 which it owes the Company. The lawsuit is in the initial stage and the outcome cannot be estimated as of August 31, 2008.

Item 1A. Risk Factors
The risk factors facing the Company have not changed in any material way from those Risk Factors discussed on the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

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

THE HARTCOURT COMPANIES, INC.

Dated: October 15, 2008	By: /s/ VICTOR ZHOU

Victor Zhou
Chief Executive Officer

Dated: October 15, 2008	By: /s/ Rachel Zhang

Rachel Zhang
Chief Financial Officer