Form 10-Q
period 2008-11-30
HARTCOURT COMPANIES INC
filed 2009-01-14
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended November 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 001-12671

The Hartcourt Companies, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Room 503, Jinqiao Building, No. 2077
West Yan’an Road, Shanghai, China	200336
(Address of principal executive offices)	(Zip Code)

(011) (86 21) 62085908
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

The number of shares of common stock outstanding as of the latest practicable date, December [10], 2008, was 336,397,097.

PART I   FINANCIAL INFORMATION

Item 1.      Financial Statements

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2008	May 31, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$17,167	$4,907
Accounts Receivable	698,931	-
Inventories	11,132	-
Prepaid expenses and other assets	269,949	17,837
Due from related party	21,946	-
TOTAL CURRENT ASSETS	1,019,125	22,744

PROPERTY & EQUIPMENT – NET	69,645	23,772
GOODWILL	4,088,159	-

TOTAL ASSETS	$5,176,929	$46,516

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$326,098	$457,725
Accrued expenses and other current liabilities	942,356	1,004,489
Due to directors	174,145	196,004

TOTAL CURRENT LIABILITIES	1,442,599	1,658,218

COMMITMENT & CONTINGENCIES MINORITY INTEREST	363,364	-

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, issued and cancelled	-	-
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-

Common stock:
$0.001 par value, 424,999,000 authorized
November 30, 2008: 338,445,825 issued 336,397,097 outstanding
May 31, 2008: 207,810,582 issued 205,761,854 outstanding	336,397	205,762
Additional paid in capital	76,453,905	71,795,909
Treasury stock, at cost, 2,048,728 shares	(48,728)	(48,728)
Other comprehensive loss	(152,886)	(95,353)
Accumulated deficit	(73,217,722)	(73,469,292)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	3,370,966	(1,611,702)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$5,176,929	$46,516

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month periods ended
	November 30,	November 30,
	2008	2007
Net revenues	$643,996	$-
Cost of revenues	33,782	-
Gross profit	610,214	-

Operating costs and expenses:
General and administrative expenses	293,246	230,582
Depreciation and amortization	5,495	3,413
Impairment of goodwill	-	666,471
Total operating expenses	298,741	900,466

Income(loss) from continued operations	311,473	(900,466)

Other income (expenses)
Foreign currency exchange gain	45,753	(191)
Gain on settlement debt	188,765	-
Total other income	234,518	(191)

Income (loss) from continued operations before income taxes and minority interest	545,991	(900,657)
Provision for income taxes	74,391	-
Minority interest, net of taxes	196,967	-
Income (loss) from continued operations	274,633	(900,657)

Discontinued operations:
Gain from discontinued operations	-	-
Income from discontinued operations	-	-

NET INCOME (LOSS)	274,633	(900,657)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	30,001	3,594

NET COMPREHENSIVE INCOME(LOSS)	$304,634	$(897,063)

BASIC AND DILUTED EARNINGS/(LOSSES)
PER COMMON SHARE:

Basic earnings per share:
Income (loss) from continuing operations	$0.00	$(0.00)
Loss from discontinued operations	$-	$-
Income (loss) per share	$0.00	$(0.00)
Basic weighted average number of shares outstanding	255,430,112	205,440,208

Diluted earnings per share:
Income (loss) from continuing operations	$0.00	$(0.00)
Loss from discontinued operations	$-	$-
Income (loss) per share	$0.00	$(0.00)
Diluted weighted average number of shares outstanding	255,430,112	205,440,208

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six month periods ended
	November 30
	2008	2007

Net revenues	$859,963	$-
Cost of revenues	53,723	-
Gross profit	806,240	-

Operating expenses:
General and administrative expenses	420,794	537,069
Depreciation and amortization	8,249	5,833
Impairment of goodwill	-	666,471
Total operating expenses	429,043	1,209,373

Income (loss) from operations
	377,197	(1,209,373)

Other income
Foreign currency exchange gain	51,189	5,189
Gain on settlement of debt	188,848	34,433
Total other income	240,037	39,622

Income (loss) from operations before income tax provision and minority interest	617,234	(1,169,751)
Provision for income taxes	110,193	-
Minority interest, net of taxes	255,470	-

Income (loss) from continuing operations	251,571	(1,169,751)

Discontinued operations:
Gain/(loss) from discontinued operations	-	15,529
Foreign exchange rate gain	-	7,349
Income/(loss) from discontinued operations	-	22,878

NET INCOME (LOSS)	251,571	(1,146,873)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	57,533	8,920

NET COMPREHENSIVE INCOME (LOSS)	$309,104	$(1,137,953)

Basic earnings per share:

Income/(loss) from continuing operations	$0.00	$(0.01)
Income from discontinued operations	$-	$0.00
Income/(loss) per share	$0.00	$(0.01)

Basic weighted average number of shares outstanding	264,935,687	205,363,457

Diluted earnings per share:
Income/(loss) from continuing operations	$0.00	$(0.01)
Income from discontinued operations	$-	$0.00
Income/(loss) per share	$0.00	$(0.01)
Diluted weighted average number of shares outstanding	266,613,190	205,363,457

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six month-periods ended
	November 30, 2008	November 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$251,571	$(1,146,873)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation	8,249	5,846
Goodwill impairment	-	666,471
Minority interest	255,470	-
Stock options issued for service	79,709	114,884
Stock issued for services and compensations	58,922	24,999
Gain on settlement of debt	(188,848)	-
Changes in operating assets and liabilities:
Accounts receivable	(593,742)	-
Inventory	6,630	-
Prepaid expenses and other receivables	(187,571)	(33,849)
Accounts payable	(131,630)	-
Accrued expenses and other current liabilities	238,452	34,320
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUED OPERATIONS	(202,788)	(334,202)
NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	-	-
NET CASH USED IN OPERATING
ACTIVITIES	(202,788)	(334,202)
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	(7,714)
Cash received on acquisition of Subsidiary	6,177	-
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES OF CONTINUED OPERATIONS	6,177	(7,714)
NET CASH PROVIDED BY INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	-	293,956
NET CASH PROVIDED BY INVESTING ACTIVITIES	6,177	286,242
The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the six month periods ended November 30
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of treasury stock	-	47,319
Issuance of shares for cash	400,000	-
Proceeds from (payments to) related parties-net	(133,597)	(11,683)
NET CASH PROVIDED BY FINANCING ACTIVITIES OF CONTINUED OPERATIONS	266,403	35,636

NET CASH PROVIDED BY FINANCING
ACTIVITIES OF DISCONTINUED OPERATIONS	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	266,403	35,636
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(57,532)	(6,468)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	12,260	(18,792)

CASH AND CASH EQUIVALENTS -
BEGINNING BALANCE	4,907	20,611

CASH AND CASH EQUIVALENTS – ENDING BALANCE	$17,167	$1,819

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On June 13, 2008, The Hartcourt Companies, Inc. (the “Company”) entered into a definitive agreement to purchase 60% of the equity interests in Beijing Yanyuan Rapido Education Company (“Beijing Yanyuan”), a well-known training institution in China. Under the terms of the definitive agreement executed between Beijing Yanyuan and the Company, the purchase price that the Company agreed to pay to the shareholders of Beijing Yanyuan 69 Million shares of the Company’s restricted common stock, which, pursuant to the purchase agreement, will be payable upon closing of the acquisition. Beijing Yanyuan committed that its net profit would exceed RMB 6 million (US$827,000) for the year 2008, RMB10 million (US$1.379 million) for the year 2009, and RMB14 million (US$1.931 million) for the year 2010.

On July 23, 2008, The Hartcourt Companies (the “Company”) completed the acquisition of 60 percent of the outstanding equity interests of Beijing Yanyuan Rapido Education Company (“Beijing Yanyuan”) pursuant to the terms of the definitive agreement entered into between the two parties. Subject to the definitive agreement between the Company and Beijing Yanyuan, the purchase price paid by the Company in connection with its acquisition of a controlling interest in Beijing Yanyuan was 69 million shares of the Company’s restricted common stock.

On October 18, 2008, the Company entered into a definitive agreement to purchase 60% of the outstanding equity interests of China Arts and Science Academy. Under the terms of the definitive agreement executed between China Arts and Science Academy and Hartcourt, China Arts and Science Academy committed that its net profit would exceed RMB5 million (US$735,294) for the first year in which its results are consolidated with Hartcourt’s, RMB7.5 million (US$1.103 million) for the second year in which its results are consolidated with Hartcourt’s, and RMB10 million (US$1.471 million) for the third year in which its results are consolidated with Hartcourt’s. The restricted common shares issued by Hartcourt for the acquisition will be released to those shareholders of China Arts and Science Academy whose equity interests were purchased by Hartcourt in three installments based on the profit realized by China Arts and Science Academy over the three-year period beginning on the date of Hartcourt’s purchase of 60% of the outstanding equity interests of China Arts and Science Academy.

On October 31, 2008, The Hartcourt Companies Inc. (the “Company”) completed the acquisition of 60 percent of the outstanding equity interests of China E & I Development Co. Ltd., which does business as the China Arts and Science Academy (“China Arts and Science Academy”), pursuant to the terms of the definitive agreement entered into between the two parties.  Under the agreement between the Company and China Arts and Science Academy, the purchase price paid by the Company in connection with its acquisition of a controlling interest in China Arts and Science Academy was 40 million shares of the Company’s restricted common stock.

As of November 30, 2008, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of November 30, 2008, Hartcourt Capital Inc. owns 100% of the equity interest of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc., through nominee shareholder, owns 100% of the equity interest of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China. In April 2007, the Company decided to wind up Hartcourt Hi-Tech Investment (Shanghai) Inc. As of February 29, 2008, the wind-up process was completed. Shanghai Jiumeng Information Technology Co., Ltd owns 60% of the equity interest of Beijing Yanyuan Rapido Education Company.

As of November 30, 2008, AI-Asia, Inc., the third holding company, owns 100% of the equity interest of Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd (former name is AI-Asia (Shanghai) Information Technology, Inc), located in Shanghai, China, and owns 100% of the equity interest of Hartcourt Princely. AI-Asia, Inc owns 60% of the equity interest of China Arts and Science Academy.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The audited consolidated financial statements for the fiscal year ended May 31, 2008 were filed on September 2, 2008 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ended May 31, 2009.

b)    Basis of Consolidation

The Company’s financial statements for the three months ended November 30, 2008 are consolidated to include the accounts of The Hartcourt Companies Inc., the wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc., Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd., Shanghai Jiumeng Information Technology Co., Ltd, Hartcourt Princely Education Technology Development Company Limited, 60 percent owned Beijing Yanyuan Rapido Education Company and 60 percent owned China Arts and Science Academy from the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Prepaid expenses generally will be amortized in equal installments and charged as costs or expenses of periods within one year. If certain prepaid expense item cannot be amortized, its un-amortized amount is recorded as an expense for the current period. Prepaid expenses amounted to $269,949 and $17,837 at November 30, 2008 and May 31, 2008 respectively and are included in “Prepaid expenses and other assets” in the accompanying financial statements.

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

f) Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of November 30, 2008, there were no significant impairments of its long-lived assets used in operations.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition –date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

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

NOTE 3   EARNINGS / (LOSSES) PER SHARE

Basic and diluted (loss) income per common share is computed as follows:

	November 30, 2008	November 30, 2007

Net Income (loss)	$251,571	$(1,146,873)
Effects of dilutive securities	-	-

Basic - weighted average shares outstanding	264,935,687	205,440,208
Diluted - weighted average shares outstanding	266,613,190	205,440,208

Basic earnings per share	$0.00	$(0.01)
Diluted earnings per share	$0.00	$(0.01)

As of November 30, 2008, the Company had 23,200,000 options outstanding, each exercisable for one share of our common stock. These instruments were included in the computation of diluted earnings per share for the period as of November 30, 2008.

NOTE 4 SHAREHOLDERS’ EQUITY

a) Capitalization

The Company is authorized to issue 434,999,000 shares of stock, consisting of 424,999,000 shares of common stock, US$0.001 par value and 10,000,000 shares of Class A Preferred Stock. The total number of shares of the Company’s Common Stock outstanding as of November 30, 2008 and May 31, 2008 are 336,397,097 and 205,761,854, respectively.  No shares of the Company’s Class A Preferred Stock were outstanding as of November 30, 2008 and May 31, 2008.

b) Original Preferred Stock

On July, 14, 2004, the founder of Hartcourt, Dr. Alan V. Phan, converted his 1,000 shares of Original Preferred Stock into 2,000,000 shares of Hartcourt Common Stock. After the conversion, no Original Preferred Stock was outstanding as of November 30, 2008.

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

On October 31, 2008, the Company issued to the former shareholders of China Arts & Science Academy in an offshore transaction under Regulation S an aggregate of 40,000,000 shares of the Company’s restricted common stock pursuant to the terms of the definitive purchase agreement.

On November 1, 2008, the Company issued 20,000,000 shares of the Company’s restricted common stock to fund raisers for cash in an offshore transaction under Regulation S at $0.02 per share for gross proceeds of $400,000. The proceeds were used for working capital.

On November 24, 2008, the Company issued 872,716 shares of the Company’s restricted common stock valued at $26,181 to Wilson Li in lieu of cash payment for director service compensation, which was approximately equal to the fair market value of the stock at issue date.

On November 24, 2008, the Company issued 272,120 shares of the Company’s restricted common stock valued at $8,164 to Stephen Tang in lieu of cash payment for director service compensation, which was approximately equal to the fair market value of the stock at issue date.

On November 24, 2008, the Company issued 176,644 shares of the Company’s restricted common stock valued at $5,299 to George Xu in lieu of cash payment for director service compensation, which was approximately equal to the fair market value of the stock at issue date.

On November 24, 2008, the Company issued 313,763 shares of the Company’s restricted common stock valued at $9,413 to Geferry Wei in lieu of cash payment for former director service compensation, which was approximately equal to the fair market value of the stock at issue date.

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

On September 1, 2008, the Company granted Victor Zhou CEO of the Company, an option to purchase the Company’s common stock at exercise price of $0.03 according to the following vesting schedule and based on the 2005 Plan.

-	7,500,000 stock options vested pro rata over 2 years of the employment contract period.
-	3,000,000 stock options vested upon each successful new business acquisition of the Company.
-	3,000,000 stock options vested upon each full profitable year.

The following assumptions were used to calculate the fair value of the options granted:

Risk-free interest rate	4.92%
Weighted average expected life of the options	6.25 years
Expected volatility	127.39%
Expected dividend yield	0

On September 11 2008, the Company granted Wilson Li, Chairman of the Board, an option to purchase 5,000,000 shares of the Company’s common stock at exercise price of $0.03. The option will vest on September 11, 2010 and is exercisable within five years time after vesting.

The following assumptions were used to calculate the fair value of the options granted:
Risk-free interest rate	4.92%
Weighted average expected life of the options	7.00 years
Expected volatility	127.39%
Expected dividend yield	0

On September 11 2008, the Company granted each of Stephen Tang and George Xu, independent directors of the Company, an option to purchase 1,000,000 shares of the Company’s common stock at exercise price of $0.03. Each option will vest on September 11, 2010 and is exercisable within five years time after vesting.

The following assumptions were used to calculate the fair value of the options granted:
Risk-free interest rate	4.92%
Expected life of the options	7.00 years
Expected volatility	127.39%
Expected dividend yield	0

The following table summarizes the activity of stock options:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Shares under options at May 31, 2006	24,600,000	$0.127	$0-
Granted	29,000,000	$0.05
Exercised	-	-
Expired	3,000,000	$0.30
Cancelled	16,000,000	$0.09

Shares under options at May 31, 2007	34,600,000	$0.06	$690,000
Granted	20,500,000	-
Exercised	-	-
Expired	-	-
Cancelled	25,900,000	-

Shares under options at November 30, 2008	29,200,000	$0.03	$0

Additional information relating to stock options outstanding and exercisable at November 30, 2008 summarized by the exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	November 30,	Contractual	Exercise	November 30,	Exercise
Price	2008	Life	Price	2008	Price

$0.03 - $0.05	29,000,000	5.34 Year	$0.04	23,000,000	$0.04
$0.09	200,000	2.27 Year	$0.09	200,000	$0.09

During the three months period ended November 30, 2008, no options vested and the Company recorded $79,709  amortization in stock based compensation expense.

b) Warrants

None

NOTE 5     PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of November 30, 2008 and May 31, 2008 are summarized as follows:

	November 30, 2008 Unaudited	May 31, 2008
Prepaid service expenses	$6,564	$196
Deposit	263,385	17,641

Total	$269,949	$17,837

NOTE 6     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of November 30, 2008 and May 31, 2008 are summarized as follows:

	Amount	Amount
	November 30, 2008 Unaudited	May 31, 2008

Accrued professional fees	$159,572	$148,675
Payroll payable	30,547	29,371
Welfare	10,098	10,108
Accrued other expenses	183,213	518,092
Other payable	558,926	298,243
Total	$942,356	$1,004,489

NOTE 7     PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of November 30, 2008 and May 31, 2008 are summarized as follows:

	November 30, 2008 Unaudited	May 31, 2008
Office equipment and computers	$191,073	$72,032
Less: accumulated depreciation	(121,428)	(48,260)
Property and equipment, net	$69,645	$23,772

NOTE 8     DUE FROM RELATED PARTY

The amount due from related party as of November 30, 2008 and May 31, 2008 were 21,946 and zero respectively. The amount was due from an officer of Beijing Yanyuan. The amount due to directors is interest free, unsecured and due on demand
.
NOTE 9     DUE TO RELATED PARTY

The amount due to directors as of November 30, 2008 and May 31, 2008 were $174,145 and $196,004, respectively. This amount represents director fee due to the Company’s directors. The amount due to directors is interest free, unsecured and due on demand.

NOTE 10    DISCONTINUED OPERATIONS

The discontinued operations in the statement of opereations represent Shanghai Huaqing Corporation Development Co., Ltd for the period ended November 30, 2007.

NOTE 11    COMMITMENTS AND CONTINGENCIES

a) Employment Agreements

On August 11, 2008, the Board of Directors of the Company appointed Ms. Rachel Zhang to be the Chief Financial Officer, effective August 11, 2008. Ms. Zhang will be employed part time in this capacity. Ms Zhang’s compensation is $2,000 per month.

On September 1, 2008, The Company signed the new employment contract with Mr. Zhou. The compensation includes an annual base salary of $150,000, payable by equal monthly installment of $12,500 cash. In addition, Mr. Victor Zhou was granted stock options with exercise price of $0.03. The stock option vesting schedule is as following.

-	7,500,000 stock options vested pro rata over 2 years of the employment contract period.
-	3,000,000 stock options vested upon each successful new business acquisition of the Company.
-	3,000,000 stock options vested upon each full profitable year.

b) Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through January 27, 2010. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the six months ended November 30, 2008 and 2007 were $25,370 and $23,236, respectively.

The future minimum annual lease payments required under this operating lease are as follows:

Year ended May 31	Payments
2009	$58,053
2010	$175,218

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

On August 10, 2007, Hartcourt Capital Inc filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd to return the RMB 1,000,000 which it owes the Company. The outcome of the law suit cannot be estimated as of November 30, 2008.

NOTE 12    CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

NOTE 13    ACQUISITION OF BEIJING YANYUAN

On June 13, 2008, the Company entered into a definitive agreement to purchase 60% of the outstanding equity interests of Beijing Yanyuan. Under the terms of the agreement between Beijing Yanyuan and the Company, Beijing Yanyuan committed that its net profit would exceed RMB 6 million (US $827,000) for the year 2008, RMB 10 million (US $1.379 million) for the year 2009, and RMB 14 million (US $1.931 million) for the year 2010. In connection with the acquisition, the Company issued 69 million common shares issued to the former shareholder of Beijing Yanyuan. As per the agreement the restriction on the shares will be released in three instalment based on the realization of profit over the three-year period from 2008 to 2010. If the profit realized by Beijing Yanyuan in any of the three years in the period from 2008 to 2010 is less than the profit target committed by Beijing Yanyuan for such calendar year, then the number of shares will be recalculated and equal to the shares issuable time the percentage of profit realized divided by the profit target. The Company has the right to take back the rest of the shares for free.

On July 23, 2008, The Hartcourt Companies (the “Company”) completed the acquisition of 60 percent of the outstanding equity interests of Beijing Yanyuan Rapido Education Company (“Beijing Yanyuan”) pursuant to the terms of the definitive agreement entered into between the two parties. Subject to the definitive agreement between the Company and Beijing Yanyuan, the purchase price paid by the Company in connection with its acquisition of a controlling interest in Beijing Yanyuan was 69 million shares of the Company’s restricted common stock.

The purchase price was determined using fair market value at the closing date of the transaction. The purchase price per share of the Company’s common stock was $0.05. Each share of common stock was valued at $0.05 resulting in a purchase price of $3,450,000. The assets acquired in this acquisition include goodwill. A summary of the Beijing Yanyuan assets acquired and the consideration for such assets is as follows:

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

NOTE 14     ACQUISITION OF CHINA ARTS & SCIENCE ACADEMY

On October 18, 2008, the Company entered into a definitive agreement to purchase 60% of the outstanding equity of China Arts and Science Academy. Under the terms of the definitive agreement executed between China Arts and Science Academy and Hartcourt, China Arts and Science Academy committed that its net profit would exceed RMB5 million (US$735,294) for the first year in which its results are consolidated with Hartcourt’s, RMB7.5 million (US$1.103 million) for the second year in which its results are consolidated with Hartcourt’s, and RMB10 million (US$1.471 million) for the third year in which its results are consolidated with Hartcourt’s. As per the agreement the restriction on the shares will be released in three installment based on the realization of profit over the three-year period from 2008 to 2010 beginning on the date of Hartcourt’s purchase of 60% of the outstanding equity interests of China Arts and Science Academy.  If the profit realized by China Arts and Science Academy in any of the three one-year periods is less than the profit target committed to by China Arts and Science Academy for such one-year period, then the number of shares issuable by the Company equal to the shares issuable time the percentage of profit realized divided by the profit target. The Company has the right to take back the rest of the shares for free.

On October 31, 2008, The Hartcourt Companies Inc. (the “Company”) completed the acquisition of 60 percent of the outstanding equity interests of China E & I Development Co. Ltd., which does business as the China Arts and Science Academy (“China Arts and Science Academy”), pursuant to the terms of the definitive agreement entered into between the two parties.  Under the agreement between the Company and China Arts and Science Academy, the purchase price paid by the Company in connection with its acquisition of a controlling interest in China Arts and Science Academy was 40 million shares of the Company’s restricted common stock.

The purchase price was determined using fair market value at the closing date of the transaction. The purchase price per share of the Company’s common stock was $0.02. Each share of common stock was valued at $0.02 resulting in a purchase price of $800,000. The assets acquired in this acquisition include goodwill. A summary of the China Arts & Science Academy assets acquired and the consideration for such assets is as follows:

Estimated Fair Values
Current Assets	$65,917
Property, plant & equipment	9,201
Assumed liabilities	-
Net Assets Acquired	75,118
Consideration Paid	800,000
Goodwill	$724,882

In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The operating results of China Arts and Science Academy have been consolidated with those of the Company beginning November 1, 2008. No pro-forma financial information has been presented as the operations of China Arts and Science Academy before the acquisition, were insignificant.

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

On October 31, 2008, we completed the acquisition of 60 percent of the outstanding equity interests of China E & I Development Co. Ltd., which does business as the China Arts and Science Academy (“China Arts and Science Academy”), pursuant to the terms of the definitive agreement entered into between the two parties. Under the agreement between the Company and China Arts and Science Academy, the purchase price paid by the Company in connection with its acquisition of a controlling interest in China Arts and Science Academy was 40 million shares of the Company’s restricted common stock. China Arts and Science Academy committed that its net profit would exceed RMB5 million (US$735,294) for the first year in which its results are consolidated with Hartcourt’s, RMB7.5 million (US$1.103 million) for the second year in which its results are consolidated with Hartcourt’s, and RMB10 million (US$1.471 million) for the third year in which its results are consolidated with Hartcourt’s. The restricted common shares issued by Hartcourt for the acquisition will be released to those shareholders of China Arts and Science Academy whose equity interests were purchased by Hartcourt in three installments based on the profit realized by China Arts and Science Academy over the three-year period beginning on the date of Hartcourt’s purchase of 60% of the outstanding equity interests of China Arts and Science Academy.

Results of Operations

The following table sets forth the consolidated statements of operations for the three months ended November 30, 2008, with the comparable reporting period in the preceding year. We used the pro forma numbers for the three months ended November 30, 2007.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three month periods ended
	November 30,	November 30,
	2008	2007
Net revenues	$643,996	$-
Cost of revenues	33,782	-
Gross profit	610,214	-

Operating costs and expenses:
General and administrative expenses	293,246	230,582
Depreciation and amortization	5,495	3,413
Impairment of goodwill		666,471
Total operating expenses	298,741	900,466

Income(loss) from continued operations	311,473	(900,466)

Other income (expenses)
Foreign currency exchange gain	45,753	（191）
Others	188,765
Total other income	234,518	(900,657)

Income (loss) from continued operations before income taxes and minority interest	545,991	(900,657)
Provision for income taxes	74,391	-

Minority interest, net of taxes	196,967	-
Income (loss) from continued operations	274,633	(900,657)

Discontinued operations:
Gain from discontinued operations	-
Income from discontinued operations

NET INCOME (LOSS)	274,633	(900,657)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	30,001	3,594

NET COMPREHENSIVE INCOME(LOSS)	$304,634	$(897,063)

Three months ended November 30, 2008 compared to three months ended November 30, 2007.

Net Revenue:

Revenues were $643,996 for the three months ended November 30, 2008 compared to zero for the same period in 2007. The increased revenues were primarily due to revenue generated by Beijing Yanyuan and China Arts & Science Academy, two subsidiaries in which we acquired a 60% equity interest during the six months ended November 30, 2008. We currently derive revenues from the following sources:

•	educational programs and services, which accounted for 90% of our total net revenues as of November 30, 2008; and

•	books and others, which accounted for 10% of our total net revenues as of November 30, 2008.

Cost of revenue:

Cost of revenues were $33,782 for the three months ended November 30, 2008 compared to zero for the same period in 2007. The increased cost of revenue was primarily due to costs of revenue attributable to the operations of Beijing Yanyuan and China Arts & Science Academy, two subsidiaries in which we acquired a 60% equity interest during the six months ended November 30, 2008. Cost of revenue consisted primarily of printing costs of books and other materials and relevant business tax for income.

General and administrative expenses:

General and administrative expenses were $293,246 for the three months ended November 30, 2008 compared to $230,582 for the same period in 2007, an increase of $62,664 or 27% compared to the three months ended November 30, 2007. The increase of expenses for the three months ended November 30, 2008 was primarily due to the increase in professional expenses compared to the same period in 2007.

Depreciation and amortization expenses:

Depreciation and amortization expenses were $5,495 for the three months ended November 30, 2008 compared to $3,413 for the same period in 2007 or a $2,082 increase. The increase was primarily due to the acquisitions of Beijing Yanyuan and China Arts & Science Academy.

Foreign currency exchange gain:

Foreign currency exchange gain was $30,001 for the three months ended November 30, 2008 compared to $3,594 for the same period in 2007. The $26,407 increase was mainly due to RMB increase in value.

Income (loss) from Continuing Operations:

Income from continuing operations for the three months ended November 30, 2008 was $274,633, compared to loss of $900,657 for the same period in 2007. The income increase was mainly due to revenue attributable to the operations of Beijing Yanyuan and China Arts & Science Academy, two subsidiaries in which we acquired a 60% equity interest during the six months ended November 30, 2008.

Liquidity and Capital Resources:

As shown in our accompanying financial statements, we had a net income of $251,571 for the six months ended November 30, 2008, as compared to a net loss of $1,146,873 for the same period in 2007.

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

Operating activities: During the six months ended November 30, 2008, net cash used in operating activities was $202,788, compared to net cash used in operating activities of $334,202 during the same period in 2007. The cash used in operating activities in the six months ended November 30, 2008 resulted mainly from income of $251,571, and an increase of account receivable of $593,742, and an increase of accrued expenses and other current liabilities of $49,604, and an increase of prepaid expenses and other receivables of $187,571, and minority interest of $255,470. The cash used in operating activities in the six months ended November 30, 2007 resulted mainly from loss of $1,146,83, and an increase of stock option expense of $114,884, and expense of goodwill impairment of $666,471, and an increase of accrued expenses and other current liabilities of $34,320.

Investing activities: Net cash provided by investing activities during the six months ended November 30, 2008 was $6,177, compared to cash used in investing activities of $286,242 during the same period in 2007. The cash provided by investing activities during the six months ended November 30, 2008 was due to the cash received upon acquisition of $6,177. The cash used in investing activities in the three months period ended November 30, 2007 was due to the cash received upon disposal of assets of $293,956 and cash decrease due to purchase of property and equipment of $7,714.

Financing activities: Net cash provided by financing activities during the six months ended November 30, 2008 was $266,403 compared to $35,636 provided by the same period in 2007. Net cash used in financing activities in the six months ended November 30, 2008 was due to payments of $133,597 to related parties. Net cash provided by financing activities in the six months ended November 30, 2008 was due to proceeds of $400,000 paid by purchasers of shares of our common stock in private placements. Net cash used in financing activities in the six months ended November 30, 2007 was due to payments of $11,683 to related parties. Net cash provided by financing activities in the six months ended November 30, 2007 was due to sales of treasury stock of $47,319.

Contractual Obligations

During the three months ended November 30, 2008, we did not have any contractual obligation other than the facility leases described in Note 11(b) of financial statements.

Off-Balance Sheet Arrangements

During the three months ended November 30, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of November 30, 2008, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.81% to 1.71% per annum.

Interest Rate Risk

Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments.

Impact of Foreign Currency Rate Changes

Because we translate foreign currencies (primarily Chinese Yuans and Hong Kong Dollars) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of November 30, 2008, we did not engage in foreign currency hedging activities.

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

On August 10, 2007, Hartcourt Capital Inc filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd to return the RMB 1,000,000 which it owes the Company. The lawsuit is in the initial stage and the outcome cannot be estimated as of November 30, 2008.

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

On October 31, 2008, the Company issued to the former shareholders of China Arts & Science Academy in an offshore transaction under Regulation S an aggregate of 40,000,000 shares of the Company’s restricted common stock pursuant to the terms of the definitive purchase agreement.

On November 1, 2008, the Company issued 20,000,000 shares of the Company’s restricted common stock to fund raisers for cash in an offshore transaction under Regulation S at $0.02 per share for gross proceeds of $400,000. The proceeds were used for working capital.

On November 24, 2008, the Company issued 872,716 shares of the Company’s restricted common stock valued at $26,181 to Wilson Li in lieu of cash payment for director service compensation, which was approximately equal to the fair market value of the stock at issue date.

On November 24, 2008, the Company issued 272,120 shares of the Company’s restricted common stock valued at $8,164 to Stephen Tang in lieu of cash payment for director service compensation, which was approximately equal to the fair market value of the stock at issue date.

On November 24, 2008, the Company issued 176,644 shares of the Company’s restricted common stock valued at $5,299 to George Xu in lieu of cash payment for director service compensation, which was approximately equal to the fair market value of the stock at issue date.

On November 24, 2008, the Company issued 313,763 shares of the Company’s restricted common stock valued at $9,413 to Geferry Wei in lieu of cash payment for former director service compensation, which was approximately equal to the fair market value of the stock at issue date.

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

THE HARTCOURT COMPANIES, INC.

Dated: January 14, 2009	By: /s/ VICTOR ZHOU
Victor Zhou
Chief Executive Officer

Dated: January 14, 2009	By: /s/ Rachel Zhang
Rachel Zhang
Chief Financial Officer