Form 10-Q
period 2009-02-28
HARTCOURT COMPANIES INC
filed 2009-04-16
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2009

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

The number of shares of common stock outstanding as of the latest practicable date, April [10], 2009, was 339,015,544.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	February 28, 2009	May 31, 2008

ASSETS

Cash and cash equivalents	$190,769	$4,907
Accounts Receivable	884,682	-
Course material for sale	11,672	-
Loans to sales agents	797,029	-
Prepaid expenses and other assets	10,770	17,837

TOTAL CURRENT ASSETS	1,894,922	22,744

PROPERTY & EQUIPMENT – NET	63,604	23,772
INTANGIBLE ASSETS - NET	3,974,884	-

TOTAL ASSETS	$5,933,410	$46,516

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$131,497	$457,725
Due to officer	148,667
Accrued expenses and other current liabilities	1,315,951	1,004,489
Due to directors	197,862	196,004

TOTAL CURRENT LIABILITIES	1,793,977	1,658,218

COMMITMENTS

MINORITY INTEREST	594,544	-

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, issued and cancelled	$-	$-
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-

Common stock:
$0.001 par value, 424,999,000 authorized
February 28, 2009: 339,015,544 issued 336,966,816 outstanding
May 31, 2008: 207,810,582 issued 205,761,854 outstanding	336,967	205,762
Additional paid in capital	76,549,975	71,795,909
Treasury stock, at cost, 2,048,728 shares	(48,728)	(48,728)
Other comprehensive loss	(151,572)	(95,353)
Accumulated deficit	(73,141,753)	(73,469,292)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	3,544,889	(1,611,702)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$5,933,410	$46,516

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month periods ended
	February 28,	February 29,
	2009	2008
Net revenues	$922,962	$-
Cost of revenues	107,065	-
Gross profit	815,897	-

Operating costs and expenses:
General and administrative expenses	306,127	261,988
Depreciation and amortization	6,041	3,934
Impairment of goodwill	-	-
Total operating expenses	312,168	265,922

Income(loss) from continued operations	503,729	(265,922)

Other income (expenses)
Foreign currency exchange gain/(loss)	(2,120)	(3,600)

Total other income	(2,120)	(3,600)

Income (loss) from continued operations before income taxes and minority interest	501,609	(269,522)
Provision for income taxes	(144,088)	-
Minority interest, net of taxes	(251,329)	-
Income (loss) from continued operations	106,192	(269,522)

Discontinued operations:
Gain from discontinued operations	-	-
Income from discontinued operations	-	-

NET INCOME (LOSS)	106,192	(269,522)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain (loss)	(1,510)	(35,987)

NET COMPREHENSIVE INCOME(LOSS)	$104,682	$(305,509)

BASIC AND DILUTED EARNINGS/(LOSS)
PER COMMON SHARE:

Income (loss) from continued operations basic	$0.00	$(0.00)
Loss from discontinued operations basic	$-	$-
Income (loss) per share basic	$0.00	$(0.00)
Basic weighted average number of shares outstanding	336,764,249	205,465,117

Income (loss) from continued operations diluted	$0.00	$(0.00)
Loss from discontinued operations diluted	$-	$-
Income (loss) per share diluted	$0.00	$(0.00)
Diluted weighted average number of shares outstanding	336,764,249	205,465,117

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine month periods ended February 28
	2009	2008

Net revenues	$1,782,925	$-
Cost of revenues	223,661	-
Gross profit	1,559,264	-

Operating expenses:
General and administrative expenses	726,921	799,057
Depreciation and amortization	14,290	9,767
Impairment of goodwill	-	666,471
Total operating expenses	741,211	1,475,295

Income (loss) from operations	818,053	(1,475,295)

Other income
Foreign currency exchange gain	49,069	36,022
Gain on settlement of debt	188,848	-
Total other income	237,917	36,022

Income (loss) from operations before income tax provision and minority interest	1,055,970	(1,439,273)
Provision for income taxes	(241,781)	-
Minority interest, net of taxes	(486,650)	-

Income (loss) from continuing operations	327,539	(1,439,273)

Discontinued operations:
Gain/(loss) from discontinued operations	-	22,878
Foreign exchange rate gain	-	-
Income/(loss) from discontinued operations	-	22,878

NET INCOME (LOSS)	327,539	(1,416,395)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain (loss)	56,023	(27,067)

NET COMPREHENSIVE INCOME (LOSS)	$383,562	$(1,443,462)

BASIC AND DILUTED EARNINGS/ (LOSS)
PER COMMON SHARE:

Income/(loss) from continued operations basic	$0.00	$(0.01)
Income from discontinued operations basic	$-	$0.00
Income/(loss) per share basic	$0.00	$(0.01)
Basic weighted average number of shares outstanding	288,615,433	205,397,220

Income (loss) from continued operations diluted	$0.00	$(0.01)
Loss from discontinued operations diluted	$-	$0.00
Income (loss) per share diluted	$0.00	$(0.01)
Diluted weighted average number of shares outstanding	288,795,573	205,397,220

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine month periods ended
	February 28, 2009	February 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$327,539	$(1,416,395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	113,274
Depreciation	14,290	9,767
Goodwill impairment	-	666,471
Minority interest	486,650	-
Stock options issued for service	153,804	137,752
Stock issued for services and compensations	81,467	24,999
Changes in operating assets and liabilities:
Accounts receivable	(779,493)	-
Course material for sale	6,090	-
Prepaid expenses and other receivables	(703,475)	(8,738)
Accounts payable	(326,228)	-
Accrued expenses and other current liabilities	460,128	130,540
NET CASH USED IN OPERATING ACTIVITIES	(165,954)	(455,604)
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	(9,577)
Cash received on acquisition of Subsidiary	6,177	-
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES OF CONTINUED OPERATIONS	6,177	(9,577)
NET CASH PROVIDED BY INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	-	546,905

NET CASH PROVIDED BY INVESTING ACTIVITIES	6,177	537,328

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(continued)

	For the nine month periods ended February 28
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Sales of treasury stock	-	47,319
Issuance of shares for cash	400,000	-
Proceeds from (payments to) related parties-net	1,858	(70,964)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	401,858	(23,645)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(56,219)	(42,456)

NET INCREASE IN CASH AND CASH EQUIVALENTS	185,862	15,623

CASH AND CASH EQUIVALENTS -
BEGINNING BALANCE	4,907	20,611

CASH AND CASH EQUIVALENTS – ENDING BALANCE	$190,769	$36,234

Supplemental Disclosure of Cash Flow Information
Cash paid during the period
Interest	$-	$-
Income taxes	$-	$-

Supplemental Disclosure of Non Cash Transactions
Shares issued to acquire subsidiaries	$4,250,000	$-

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

On July 23, 2008, The Hartcourt Companies (the “Company”) completed the acquisition of 60 percent of the outstanding equity interests of Beijing Yanyuan Rapido Education Company (“Beijing Yanyuan”) pursuant to the terms of the definitive agreement entered into between the two parties. Subject to the definitive agreement between the Company and Beijing Yanyuan, the purchase price paid by the Company in connection with its acquisition of a controlling interest in Beijing Yanyuan was 69 million shares of the Company’s restricted common stock (See note 14).

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

On October 31, 2008, The Hartcourt Companies Inc. (the “Company”) completed the acquisition of 60 percent of the outstanding equity interests of China E & I Development Co. Ltd., which does business as the China Arts and Science Academy (“China Arts and Science Academy”), pursuant to the terms of the definitive agreement entered into between the two parties.  Under the agreement between the Company and China Arts and Science Academy, the purchase price paid by the Company in connection with its acquisition of a controlling interest in China Arts and Science Academy was 40 million shares of the Company’s restricted common stock (See note 15).

As of February 28, 2009, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of February 28, 2009, Hartcourt Capital Inc. owns 100% of the equity interest of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc., through nominee shareholder, owns 100% of the equity interest of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China. In April 2007, the Company decided to wind up Hartcourt Hi-Tech Investment (Shanghai) Inc. As of February 29, 2008, the wind-up process was completed. Shanghai Jiumeng Information Technology Co., Ltd owns 60% of the equity interest of Beijing Yanyuan Rapido Education Company.

As of February 28, 2009, AI-Asia, Inc., the third holding company, owns 100% of the equity interest of Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd (former name is AI-Asia (Shanghai) Information Technology, Inc), located in Shanghai, China, and owns 100% of the equity interest of Hartcourt Princely. AI-Asia, Inc owns 60% of the equity interest of China Arts and Science Academy.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The audited consolidated financial statements for the fiscal year ended May 31, 2008 were filed on September 2, 2008 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ended May 31, 2009.

b)  Basis of Consolidation

The Company’s financial statements for the three and nine months ended February 28, 2009 are consolidated to include the accounts of The Hartcourt Companies Inc., the wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc., Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd., Shanghai Jiumeng Information Technology Co., Ltd, Hartcourt Princely Education Technology Development Company Limited, 60 percent owned Beijing Yanyuan Rapido Education Company and 60 percent owned China Arts and Science Academy from the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Prepaid expenses generally will be amortized in equal installments and charged as costs or expenses of periods within one year. If certain prepaid expense item cannot be amortized, its un-amortized amount is recorded as an expense for the current period. Prepaid expenses amounted to $796 and $17,837 at February 28, 2009 and May 31, 2008 respectively and are included in “Prepaid expenses and other assets” in the accompanying financial statements.

e)  Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 5 to 10 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Expenditures for maintenance and repairs are charged to operations as incurred.

f)  Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of February 28, 2009, there were no significant impairments of its long-lived assets used in operations.

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

k)  Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE 3  EARNINGS / (LOSSES) PER SHARE

Basic and diluted (loss) income per common share is computed as follows:

	February 28, 2009	February 29, 2008

Net Income (loss)	$327,539	$(1,416,395)
Effects of dilutive securities	-	-

Basic - Weighted average shares outstanding	288,615,433	205,397,220
Diluted – Weighted average shares outstanding	288,795,573	205,397,220

Basic earnings (loss) per share	$0.00	$(0.01)
Diluted earnings (loss)per share	$0.00	$(0.01)

As of February 28, 2009, the Company had 29,200,000 options outstanding, each exercisable for one share of our common stock. These instruments were included in the computation of diluted earnings per share for the period as of February 28, 2009.

NOTE 4  SHAREHOLDERS’ EQUITY

a)  Capitalization

The Company is authorized to issue 434,999,000 shares of stock, consisting of 424,999,000 shares of common stock, US$0.001 par value and 10,000,000 shares of Class A Preferred Stock. The total number of shares of the Company’s Common Stock outstanding as of February 28, 2009 and May 31, 2008 are 336,966,816 and 205,761,854, respectively.  No shares of the Company’s Class A Preferred Stock were outstanding as of February 28, 2009 and May 31, 2008.

b)  Original Preferred Stock

On July, 14, 2004, the founder of Hartcourt, Dr. Alan V. Phan, converted his 1,000 shares of Original Preferred Stock into 2,000,000 shares of Hartcourt Common Stock. After the conversion, no Original Preferred Stock was outstanding as of February 28, 2009.

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

On January 1, 2009, the Company issued 271,809 shares of the Company’s restricted common stock valued at $7,355 to Rachel Zhang in lieu of cash payment for CFO services compensation, which was approximately equal to the fair market value of the stock at issue date.

On January 1, 2009, the Company issued 297,910 shares of the Company’s restricted common stock valued at $15,190 to Rui Cao in lieu of cash payment for employee service compensation, which was approximately equal to the fair market value of the stock at issue date.

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

The following assumptions were used to calculate the fair value of the options granted:

Risk-free interest rate	4.92%
Expected life of the options	7.00 years
Expected volatility	127.39%
Expected dividend yield	0

The following table summarizes the activity of stock options:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Shares under options at May 31, 2007	24,600,000	$0.127	$-
Granted	29,000,000	$0.05
Exercised	-	-
Expired	3,000,000	$0.30
Cancelled	16,000,000	$0.09

Shares under options at May 31, 2008	34,600,000	$0.06	$690,000
Granted	20,500,000	-
Exercised	-	-
Expired	-	-
Cancelled	25,900,000	-

Shares under options at February 28, 2009	29,200,000	$0.03	$-

Additional information relating to stock options outstanding and exercisable at February 28, 2009 summarized by the exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	February 28,	Contractual	Exercise	February 28,	Exercise
Price	2009	Life	Price	2009	Price

$0.03 - $0.05	29,000,000	5.09 Year	$0.04	8,700,000	$0.04
$0.09	200,000	2.01 Year	$0.09	200,000	$0.09

During the three months period ended February 28, 2009, no options vested and the Company recorded $74,095 amortization in stock based compensation expense.

b)  Warrants

None

NOTE 5  LOANS TO SALES AGENTS

Company advanced loans to agents to market their courses to the students. As at February 28, 2009, these loans comprised of the following:

1.	Loan to sales agent, interest free, secured and amount due February 28, 2010	$175,492
2.	Loan to sales agent, interest free, secured and amount due January 15, 2010	$175,492
3.	Loan to sales agent, interest free, secured and amount due February 15, 2010	$190,119
4.	Loan to sales agent, interest free, secured and amount due April 31, 2009	$131,619
5.	Loan to sales agent, interest free, secured and amount due May 31, 2009	$124,307
	Total	$797,029

All loans are secured by pledge of building license owned by the agents.

NOTE 6  PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of February 28, 2009 and May 31, 2008 are summarized as follows:

	February 28, 2009	May 31, 2008

Prepaid service expense	$1,163	$196
Other assets	9,607	17,641

Total	$10,770	$17,837

NOTE 7  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of February 28, 2009 and May 31, 2008 are summarized as follows:

	Amount	Amount
	February 28, 2009	May 31, 2008

Accrued professional fees	$137,735	$148,675
Payroll payable	654,313	547,463
Welfare	10,064	10,108
Tax payable	302,012	-
Loan from employees	119,846	-
Accrued other expenses	91,981	298,243
Total	$1,315,951	$1,004,489

NOTE 8  PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of February 28, 2009 and May 31, 2008 are summarized as follows:

	February 28, 2009	May 31, 2008
Office equipment and computers	$191,000	$72,032
Less: accumulated depreciation	(127,396)	(48,260)
Property and equipment, net	$63,604	$23,772

NOTE 9       INTANGIBLE ASSETS

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”.  Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired.  The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During the nine months ended February 28, 2009, the Company recognized no impairment.

At February 28, 2009, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangibles:
Course Software	$724,882	$(11,915)	$712,967
Course Material	3,363,276	(101,359)	3,261,917
	$4,088,158	$(113,274)	$3,974,884

Due to the acquisition of Beijing Yanyuan and China Arts in the first and second quarters respectively, we recorded the intangible assets above. For the intangible assets we acquired, we assigned an 20-years life each to Course Software and Course Material (See note 14 & 15).

Amortization expense from continuing operation for the nine months ended February 28, 2009 was $113,274.  We expect amortization expense for the next five years to be as follows:

Twelve month period ending May 31:
2010	$204,408
2011	$204,408
2012	$204,408
2013	$204,408
2014	$204,408
Thereafter	$2,952,844

NOTE 10      DUE TO RELATED PARTIES

The amount due to directors as of February 28, 2009 and May 31, 2008 were $197,862 and $196,004, respectively. This amount represents director fee due to the Company’s directors. The amount due to directors is interest free, unsecured and due on demand.

The amount due to officer as of February 28, 2009 and May 31, 2008 were $148,667 and $0 respectively. This amount represents loan from officer. The amount due to directors is interest free, unsecured and due on demand.

NOTE 11  DISCONTINUED OPERATIONS

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

NOTE 12  COMMITMENTS AND CONTINGENCIES

a)  Employment Agreements

On August 11, 2008, the Board of Directors of the Company appointed Ms. Rachel Zhang to be the Chief Financial Officer, effective August 11, 2008. Ms. Zhang will be employed part time in this capacity. Ms Zhang’s compensation is $2,000 per month.

On September 1, 2008, The Company signed the new employment contract with Mr. Victor Zhou. The compensation includes an annual base salary of $150,000, payable by equal monthly installment of $12,500 cash. In addition, Mr. Zhou was granted stock options with exercise price of $0.03. The stock option vesting schedule is as following.

-	7,500,000 stock options vested pro rata over 2 years of the employment contract period.
-	3,000,000 stock options vested upon each successful new business acquisition of the Company.
-	3,000,000 stock options vested upon each full profitable year.

b)  Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through January 27, 2010. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the three months ended February 28, 2009 and 2008 were $28,696 and $18,265, respectively.

The future minimum annual lease payments required under this operating lease are as follows:

Year ended May 31	Payments
2009	$12,686
2010	$33,829

NOTE 13  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

NOTE 14  ACQUISITION OF BEIJING YANYUAN

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

Estimated Fair Values
Current Assets	$63,452
Property, plant & equipment	23,272
Assumed liabilities	-
Net Assets Acquired	86,724
Consideration Paid	3,450,000
Identified intangible asset (Course Material)	$3,363,276

Intangible asset identified as part of acquisition of Beijing Yanyuan was related to Course Material amounted $3,363,276. We assigned 20-years useful life which is subject to amortization.

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

NOTE 15  ACQUISITION OF CHINA ARTS & SCIENCE ACADEMY

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

Estimated Fair Values
Current Assets	$65,917
Property, plant & equipment	9,201
Assumed liabilities	-
Net Assets Acquired	75,118
Consideration Paid	800,000
Identified intangible asset (Course Software)	$724,882

Intangible asset identified as part of acquisition of China Art & Science was related to Course Software amounted $724,882. We assigned 20-years useful life which is subject to amortization.

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

Results of Operations

The following table sets forth the consolidated statements of operations for the three months ended February 28, 2009, with the comparable reporting period in the preceding year. We used the pro forma numbers for the three months ended February 29, 2008.
THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month periods ended
	February 28,	February 29,
	2009	2008
Net revenues	$922,962	$-
Cost of revenues	107,065	-
Gross profit	815,897	-

Operating costs and expenses:
General and administrative expenses	306,127	261,988
Depreciation and amortization	6,041	3,934

Total operating expenses	312,168	265,922

Income(loss) from continued operations	503,729	(265,922)

Other income (expenses)
Foreign currency exchange gain	(2,120)	(3,600)

Total other income	(2,120)	(3,600)

Income (loss) from continued operations before income taxes and minority interest	501,609	(269,522)
Provision for income taxes	(144,088)	-
Minority interest, net of taxes	(251,329)	-
Income (loss) from continued operations	106,192	(269,522)

Discontinued operations:
Gain from discontinued operations	-	-
Income from discontinued operations	-	-

NET INCOME (LOSS)	106,192	(269,522)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	(1,510)	(35,987)

NET COMPREHENSIVE INCOME(LOSS)	$104,682	$(305,509)

Three months ended February 28, 2009 compared to three months ended February 29, 2008.

Net Revenue:

Revenues were $922,962 for the three months ended February 28, 2009 compared to zero for the same period in 2007. The increased revenues were primarily due to revenue generated by Beijing Yanyuan and China Arts & Science Academy, two subsidiaries in which we acquired a 60% equity interest during the nine months ended February 28, 2009. We currently derive revenues from the following sources:

•	educational programs and services, which accounted for 90% of our total net revenues as of February 28, 2009; and

•	books and others, which accounted for 10% of our total net revenues as of February 28, 2009.

Cost of revenue:

Cost of revenues were $107,065 for the three months ended February 28, 2009 compared to zero for the same period in 2008. The increased cost of revenue was primarily due to costs of revenue attributable to the operations of Beijing Yanyuan and China Arts & Science Academy, two subsidiaries in which we acquired a 60% equity interest during the nine months ended February 28, 2009. Cost of revenue consisted primarily of printing costs of books and other materials and relevant business tax for income.

General and administrative expenses:

General and administrative expenses were $306,127 for the three months ended February 28, 2009 compared to $261,988 for the same period in 2008, an increase of $44,139 or 17% compared to the three months ended February 29, 2008. The increase of expenses for the three months ended February 28, 2009 was primarily due to the acquisitions of Beijing Yanyuan and China Arts & Science Academy.

Depreciation and amortization expenses:

Depreciation and amortization expenses were $6,041 for the three months ended February 28, 2009 compared to $3,934 for the same period in 2008 or a $2,107 increase. The increase was primarily due to the acquisitions of Beijing Yanyuan and China Arts & Science Academy.

Foreign currency exchange loss:

Foreign currency exchange loss was $2,120 for the three months ended February 28, 2009 compared to $3,600 for the same period in 2008. The $1,480 decrease was mainly due to RMB increase in value.

Income (loss) from Continuing Operations:

Income from continuing operations for the three months ended February 28, 2009 was $106,192, compared to loss of $269,522 for the same period in 2008. The income increase was mainly due to revenue attributable to the operations of Beijing Yanyuan and China Arts & Science Academy, two subsidiaries in which we acquired a 60% equity interest during the nine months ended February 28, 2009.

Liquidity and Capital Resources:

As shown in our accompanying financial statements, we had a net income of $327,539 for the nine months ended February 28, 2009, as compared to a net loss of $1,416,395 for the same period in 2008.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included:

●	Look for growth opportunities through acquisitions of profitable education businesses;
●	Raise additional capital through public offerings or private placements; and
●	Take measures to control costs and operating expenses.

Operating activities: During the nine months ended February 28, 2009, net cash used in operating activities was $165,954, compared to net cash used in operating activities of $455,604 during the same period in 2008. The cash used in operating activities in the nine months ended February 28, 2009 resulted mainly from income of $327,539, and an increase of account receivable of $779,493, and an increase of accrued expenses and other current liabilities of $460,128, and an increase of prepaid expenses and other receivables of $703,475, and minority interest of $486,650 and an decrease of account payable of $326,228 and an increase of stock option expense of $153,804 and an increase of amortization of $113,274. The cash used in operating activities in the nine months ended February 29, 2008 resulted mainly from loss of $1,416,395 and an increase of accrued expenses and other current liabilities of $130,540 and goodwill impairment of $666,471 and increase of stock option expense of  $137,752.

Investing activities: Net cash provided by investing activities during the nine months ended February 28, 2009 was $6,177, compared to cash used in investing activities of $537,328 during the same period in 2008. The cash provided by investing activities during the nine months ended February 28, 2009 was due to the cash received upon acquisition of $6,177. The cash provided by investing activities in the nine months period ended February 29, 2008 was due to the cash received upon disposal of assets of $546,905 and cash decrease due to purchase of property and equipment of $9,577.

Financing activities: Net cash provided by financing activities during the nine months ended February 28, 2009 was $401,858 compared to $23,645 used in the same period in 2008. Net cash provided by financing activities in the nine months ended February 28, 2009 was mainly due to proceeds of $400,000 paid by purchasers of shares of our common stock in private placements. Net cash used in financing activities in the nine months ended February 29, 2008 was due to payments of $70,964 to related parties. Net cash provided by financing activities in the nine months ended February 29, 2008 was due to sales of treasury stock of $47,319.

Contractual Obligations

During the three months ended February 28, 2009, we did not have any contractual obligation other than the facility leases described in Note 11(b) of financial statements.

Off-Balance Sheet Arrangements

During the three months ended February 28, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of February 28, 2009, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.81% to 1.71% per annum.

Interest Rate Risk

Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments.

Impact of Foreign Currency Rate Changes

Because we translate foreign currencies (primarily Chinese Yuans and Hong Kong Dollars) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of February 28, 2009, we did not engage in foreign currency hedging activities.

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

PART II - OTHER INFORMATION

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

On August 10, 2007, Hartcourt Capital Inc filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd to return the RMB 1,000,000 which it owes the Company. The lawsuit is in the initial stage and the outcome cannot be estimated as of February 28, 2009.

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

On January 1, 2009, the Company issued 271,809 shares of the Company’s restricted common stock valued at $7,355 to Rachel Zhang in lieu of cash payment for CFO services compensation, which was approximately equal to the fair market value of the stock at issue date.

On January 1, 2009, the Company issued 297,910 shares of the Company’s restricted common stock valued at $15,190 to Rui Cao in lieu of cash payment for employee service compensation, which was approximately equal to the fair market value of the stock at issue date.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description	Previously Filed
3.1	Articles of Incorporation of Hartcourt, dated September 6, 1983	(1)
3.2	Bylaws of Hartcourt	(1)
3.3	Amendment to the Bylaws of Hartcourt, dated December 2, 1996	(2)
3.4	Amendment to the Bylaws of Hartcourt, dated October 25, 2004	(6)
3.5	Amendments to the Articles of Incorporation of Hartcourt, dated November 21, 1994	(2)
3.6	Amendments to the Articles of Incorporation of Hartcourt, dated March 23, 1995	(1)
3.7	Amendment to the Articles of Incorporation of Hartcourt, dated October 1997	(3)
3.8	Amendment to the Articles of Incorporation of Hartcourt, dated March 13, 2003	(4)
3.9	Amendment to the Articles of Incorporation of Hartcourt, dated November 24, 2005	(5)
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

THE HARTCOURT COMPANIES, INC.

Dated: April 16, 2009	By: /s/ VICTOR ZHOU
Victor Zhou
Chief Executive Officer

Dated: April 16, 2009	By: /s/ Rachel Zhang
Rachel Zhang
Chief Financial Officer