Form 10-K
period 2009-05-31
HARTCOURT COMPANIES INC
filed 2009-09-14
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2009.

or

[_]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 001-12671

THE HARTCOURT COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State of incorporation)	(IRS Employer Identification No.)

Room 503, Jinqiao Building, No.2077 West Yan’an Road, Shanghai, China	200336
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (86) 21 52067613

 Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, US$0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  [_]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  [_]   No [X]

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).  (Check one):
Large accelerated filer [_]	Accelerated filer [_]
Non-Accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark wither the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on November 30, 2008 was US$ 10 million.

The number of shares of common stock outstanding as of the latest practicable date, August 28, 2009, was 386,966,816.

THE HARTCOURT COMPANIES, INC.
FISCAL 2009 FORM 10-K

As used in this Annual Report on Form 10-K, the terms “we”, “our” or “us” mean The Hartcourt Companies, Inc., a Utah corporation, and its consolidated subsidiaries, unless the context indicates otherwise.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of our fiscal 2009 Form 10-K may also be obtained without charge by accessing a link to the SEC website on our website or contacting ir@hartcourt.com.

Business Overview

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

According to the China Statistical Yearbook (2007), in 2006, approximately 686 million people in China were between the ages of five and 39. Ongoing urbanization has increased the proportion of China’s population living in urban areas from 36.2% in 2000 to 43.9% in 2006, as stated in the China Statistical Yearbook (2007), and potentially will continue to increase. According to the National Bureau of Statistics of China, average per capita annual consumption expenditures in urban areas in China have increased, from approximately RMB4,998 (US$712.8) in 2000 to approximately RMB8,697 (US$1,240.3) in 2006. Consumption expenditure on education, cultural and recreational services accounted for 13.8% of total annual consumption expenditures per capita in urban households in 2006, the second largest category after food. We believe these demographic and consumer trends are making people in China increasingly willing to invest in higher and professional education.

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

On July 23, 2008, we completed the acquisition of 60 percent of the outstanding equity of Beijing Yanyuan Rapido Education Company (“Beijing Yanyuan”) pursuant to the terms of the definitive agreement entered into between the two parties, a well-known training institution in China. Subject to the definitive agreement between the Company and Beijing Yanyuan, the purchase price paid by the Company in connection with its acquisition of a controlling interest in Beijing Yanyuan was 69 million shares of the Company’s restricted common stock. Hartcourt has the right to waive the following commitment of profitability; Beijing Yanyuan commitment that its net profit would exceed RMB6 million (US$827,000) for the seven months of calendar year 2008, RMB10 million (US$1.379 million) for the calendar year 2009, and RMB14 million (US$1.931 million) for the calendar year 2010. The restricted common shares issued for the Acquisition will be released to shareholders of Beijing Yanyuan in three installments based on the profit realized over a three-year period.

On October 31, 2008, we completed the acquisition of 60 percent of the outstanding equity interests of China E & I Development Co. Ltd., which does business as the China Arts and Science Academy (“China Arts and Science Academy”), pursuant to the terms of the definitive agreement entered into between the two parties. Under the agreement between the Company and China Arts and Science Academy, the purchase price paid by the Company in connection with its acquisition of a controlling interest in China Arts and Science Academy was 40 million shares of the Company’s restricted common stock. Hartcourt has the right to waive the following commitment of profitability; China Arts and Science Academy commitment that its net profit would exceed RMB5 million (US$735,294) for the first year (November 1, 2008 to October 31, 2009) in which its results are consolidated with Hartcourt’s, RMB7.5 million (US$1.103 million) for the second year (November 1, 2009 to October 31, 2010) in which its results are consolidated with Hartcourt’s, and RMB10 million (US$1.471 million) for the third year (November 1, 2010 to October 31, 2011) in which its results are consolidated with Hartcourt’s. The restricted common shares issued by Hartcourt for the acquisition will be released to those shareholders of China Arts and Science Academy whose equity interests were purchased by Hartcourt in three installments based on the profit realized by China Arts and Science Academy over the three-year period beginning on the date of Hartcourt’s purchase of 60% of the outstanding equity interests of China Arts and Science Academy.

Corporate Structure

We are incorporated in Utah and conduct business solely in China through wholly and majority owned subsidiaries and indirectly majority owned subsidiaries in order to comply with China's foreign ownership restrictions.

As of May 31, 2009, we owned 100% of three British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.  Hartcourt Capital Inc. owns 100% of Hartcourt Hi-Tech Investment (Shanghai) Inc. Hartcourt Hi-Tech Investment (Shanghai) Inc., through its employees as nominees, owns 100% of Shanghai Jiumeng Information Technology Co., Ltd. (“Jiumeng Shanghai”). Hartcourt Hi-Tech Investment (Shanghai) Inc., and Shanghai Jiumeng Information Technology Co., Ltd. are located in Shanghai, China. In April 2007, the Company decided to wind up Hartcourt Hi-Tech Investment (Shanghai) Inc. As of May 31, 2008, the wind-up process was completed. Shanghai Jiumeng Information Technology Co., Ltd owns 60% of the equity interest of Beijing Yanyuan Rapido Education Company. AI-Asia, Inc. owns 100% of Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd (former name is AI-Asia (Shanghai) Information Technology, Inc), located in Shanghai, China, and owns 100% of the equity interest of Hartcourt Princely. AI-Asia, Inc owns 60% of the equity interest of China Arts and Science Academy.

Intellectual Property

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”.  Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired.  The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During this year ended May 31, 2009, the Company recognized no impairment.

Due to the acquisition of Beijing Yanyuan and China Arts and Science Academy in the first and second quarters respectively, we recorded the intangible assets above. For the intangible assets we acquired, we assigned an 20-years life each to Course Software and Course Material (See financial statement notes 12 & 13).

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

Employees

As of May 31, 2009, we had approximately 40 employees, all of which were located in China. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees (See financial statement notes 10), these agreements do not guarantee continued service. We believe we offer reasonable compensation and a good working environment. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

On July 23, 2008 we consummated the acquisition of Beijing Yanyuan. On October 31, 2008, we completed the acquisition of China Arts and Science Academy. We lease training centers and administrative facilities in the markets that we serve. Our management believes that our facilities are well-maintained, adequate for our current needs, and that we will be able to locate additional facilities as needed. See Note 10 to the financial statements for more information about our lease commitments.

ITEM 3. LEGAL PROCEEDINGS.

Hartcourt Hi-Tech Investment (Shanghai) Inc. filed a complaint against Beijing Yi Zhi He Lian Information Technology Co., Ltd for returning RMB 1,000,000 (US $146,235) which it owed the Company. On December 19, 2006, Beijing Shi Jing Shan District Court entered the judgment in this case. The court found that Hartcourt Hi-Tech Investment (Shanghai) Inc. has no rights to file the complaint against Beijing Yi Zhi He Lian Information Technology Co., Ltd. unless designated by Hartcourt Capital, Inc., which signed and was bound by the acquisition agreement. The court issued an order overruling the complaint from Hartcourt Hi-Tech Investment (Shanghai)., Inc. as the plaintiff. The plaintiff can appeal to Beijing No. 1 Intermediate People’s Court if objecting to the rule. The Company has prepared additional lawsuit material and lodged the petition to appeal to Beijing No. 1 Intermediate People’s Court.

On August 10, 2007, Hartcourt Capital Inc filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd to return the RMB 1,000,000 which it owes the Company. On December 10, 2008, The Beijing Senior People’s Court issued an order to withdraw the civil ruling of the Beijing No. 1 Intermediate People’s Court under no. 10077, order Beijing No. 1 Intermediate People’s Court to judge again.  The lawsuit is under judgment and the outcome cannot be estimated as of May 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An annual meeting of the shareholders was held on April 5, 2009. Proposals to elect five directors and to effect a 2:1 reverse split of the issued and outstanding common shares were voted on at the meeting.  With regard to the election of directors, 172,898,000 shares were voted in favor of the election of the slate of Victor Zhou, Wilson W.S. Li, George Xu, Zhenyu Hu, and Changzhi Ju, and 2,500,000 shares were voted against.  With regard to the Company’s proposal to effect 2:1 reverse split the issued and outstanding shares, 61,022,700 shares were voted in favor of the proposal, 27,121,200 shares were voted against, with no withheld votes and no broker non-votes. According to the voting results, the Company will not effect a 2:1 reverse split of the issued and outstanding common shares as of May 31, 2009.

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

COMMON STOCK
BY QUARTER ENDED	HIGH	LOW
YEAR ENDED MAY 31, 2008
August 31, 2007	$0.07	$0.06
November 30, 2007	$0.07	$0.04
February 28, 2008	$0.07	$0.03
May 31, 2008	$0.06	$0.03

YEAR ENDED MAY 31, 2009
August 31, 2008	$0.06	$0.03
November 30, 2008	$0.04	$0.01
February 28, 2009	$0.03	$0.01
May 31, 2009	$0.02	$0.01

The last reported sale price of our common stock on the OTC Bulletin Board on August 28, 2009 was US$0.02. As of August 28, 2009 we had approximately 800 shareholders of record. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record.

Although our common stock is quoted on the OTC Bulletin Board, it trades with limited volume. Consequently, the information provided above may not be indicative of our common stock price under different conditions.

We did not pay any cash dividends on our common stock for fiscal year ended on May 31, 2009. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

The following information sets forth the outstanding shares we sold without registration under the Securities Act of 1933 during the year ended May 31, 2009. All transactions were effected in reliance on exemptions from registration under the Securities Act of 1933 for transactions not involving a public offering. We relied upon Regulation S, Rule 903 for all issuances of unregistered securities described below, because all the unregistered securities were issued to individuals who do not reside in the United States.

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

On November 24, 2008, the Company issued 872,716 shares of the Company’s restricted common stock valued at $31,446 to Wilson Li in lieu of cash payment for director service compensation, which was approximately equal to the fair market value of the stock at issue date.

On November 24, 2008, the Company issued 272,120 shares of the Company’s restricted common stock valued at $9,805 to Stephen Tang in lieu of cash payment for director service compensation, which was approximately equal to the fair market value of the stock at issue date.

On November 24, 2008, the Company issued 176,644 shares of the Company’s restricted common stock valued at $6,365 to George Xu in lieu of cash payment for director service compensation, which was approximately equal to the fair market value of the stock at issue date.

On November 24, 2008, the Company issued 313,763 shares of the Company’s restricted common stock valued at $11,306 to Geferry Wei in lieu of cash payment for former director service compensation, which was approximately equal to the fair market value of the stock at issue date.

On January 1, 2009, the Company issued 271,809 shares of the Company’s restricted common stock valued at $7,355 to the Chief Financial Officer in lieu of cash payment for service compensation, which was approximately equal to the fair market value of the stock at issue date.

On January 1, 2009, the Company issued 297,910 shares of the Company’s restricted common stock valued at $15,190 to the General Manager of China Princely in lieu of cash payment for service compensation, which was approximately equal to the fair market value of the stock at issue date.

On May 4, 2009, the Company issued 50,000,000 shares of the Company’s restricted common stock to fund raisers for cash in an offshore transaction under Regulation S at $0.01 per share for gross proceeds of $500,000. The proceeds were used for working capital.

Warrants

None.

Performance Graph

The graph below compares the cumulative total return to shareholders on our common stock with the cumulative total return on NASDAQ Stock Market Index – U.S. (“NASDAQ US Index”) and Morgan Stanley High-Tech Index for the period commencing on January 1, 2002, and ending August 24, 2009. The following graph assumes the investment of US$100 in the Company’s common stock and in the two other indices, and reinvestment of all dividends.

The comparisons shown in the graph below are based upon historical data. The stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended May 31	Year Ended May 31	Year Ended May 31	Period Ended May 31	Year Ended December 31
	2009	2008	2007	2006	2005	2004	2003
	Thousands of US Dollars, except per share amount
Statement of Income Data
Net revenue	$2,432	$--	$--	$--	$--	$74,563	$131,699
Operating expenses	1,365	(1,996)	(1,347)	(866)	(286)	(3,883)	(92)
Income (loss) from continuing operations	699	(1,996)	(1,347)	(861)	123	(4,423)	(1,453)
Net income (loss)	15	(1,973)	(3,786)	(2,835)	123	(13,373)	(571)
Basic and diluted earnings (losses) per weighted average share	0.00	(0.01)	(0.02)	(0.01)	0.001	(0.076)	(0.004)

Balance Sheet Data
Cash and cash equivalents	102	5	21	123	599	1,745	3,792
Total assets	5,775	47	1,416	3667	8,009	19,732	33,808
Working capital	68	(1,635)	(1,157)	(467)	(141)	2,530	3039
Shareholders equity	3,897	(1,612)	196	2,866	6,761	4,672	14,909

Common Stock Data
Shares of Common Stock (Year-End)	386,967	205,762	205,082	194,844	193,739	171,659	171,157
Shares of Common Stock (Average)	304,501	205,488	197,513	194,049	191,504	175,646	135,565
Dividends Paid per Share	--	--	--	--	--	--	--
Book Value Per Share (Year End)	0.00	(0.02)	(0.02)	(0.02)	0.00	0.03	0.09

Factors Affecting Comparability:

We were incorporated in Utah in 1980. Historically, we have been in the business of selling information technology products in the people’s Republic of China (the “PRC”). However, in August of 2006 we decided to move away from that business and instead enter the business of vocational/training and education services in the PRC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management discussion and analysis contains comparisons of the results of our operations for the twelve months ended May 31, 2009, for the 12 months ended May 31, 2008.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended May 31 (12 months)
	2009	2008

Net revenues	$2,431,955	$-
Cost of revenues	368,167	-
Gross profit	2,063,788	-

Operating expenses:
General and administrative expenses	1,343,842	1,299,858
Depreciation and amortization	20,839	13,510
Impairment of goodwill	-	682,988
Total operating expenses	1,364,681	1,996,356

Income (loss) from operations	699,107	(1,996,356)

Other income
Foreign currency exchange gain	43,648	-
Gain on settlement of debt	182,687	-
Total other income	226,335	-

Income (loss) from operations before income tax provision and minority interest	925,442	(1,996,356)
Provision for income taxes	(212,791)	-
Minority interest, net of taxes	(697,506)	-

Income (loss) from continuing operations	15,145	(1,996,356)

Discontinued operations:
Gain/(loss) from discontinued operations	-	22,878
Income/(loss) from discontinued operations	-	22,878

NET INCOME (LOSS)	15,145	(1,973,478)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation loss	(48,226)	(60,754)

NET COMPREHENSIVE LOSS	$(33,081)	$(2,034,232)

BASIC AND DILUTED EARNINGS/ (LOSS) PER COMMON SHARE:

Income/(loss) from continued operations basic	$0.00	$(0.01)
Income from discontinued operations basic	$-	$0.00
Income/(loss) per share basic	$0.00	$(0.01)
Basic weighted average number of shares outstanding	304,501,261	205,761,854

Income (loss) from continued operations diluted	$0.00	$(0.01)
Loss from discontinued operations diluted	$-	$0.00
Income (loss) per share diluted	$0.00	$(0.01)
Diluted weighted average number of shares outstanding	304,561,261	205,488,066

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

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheets. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Senior management has discussed the development and selection of these critical accounting policies and their disclosure in this Report with the Audit Committee of our Board of Directors.  We believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: revenue recognition; allowance for doubtful accounts; income taxes; stock-based compensation; asset impairment.

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

The Company recognized the revenue only when the service or products (training software) has been fully delivered or downloaded.

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

The fair value of common stock grant is estimated using the Black-Scholes option pricing model, which uses certain assumptions related to risk - free interest rates, expected volatility, expected life of the common stock options and future dividend. Compensation expense is recorded based upon the values derived from the Black-Scholes option pricing model, based on an expected forfeiture rate that is adjusted for actual expensece. If our Black-Scholes option pricing model assumptions or our actual or estemated forfeiture rate and different in the future, that could materially affect compensaion expense recorded in future periods.

Asset Impairment

We periodically evaluate the carrying value of other long-lived assets, including, but not limited to, property and equipment,intangible assets and goodwill, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. We also utilize judgment to determine other factors within fair value analyses, including the applicable discount rate.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.”  Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest.

Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a noncontrolling interest.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for us beginning July 1, 2009 and the Company does not expect that FSP EITF No. 03-6-1 would have a material impact on the financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended June 30, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

Results of Operations

Our operations for the fiscal years ended May 31, 2009 and 2008 consisted of operations of Beijing Yanyuan (60% indirect ownership interest), China Arts and Science Academy (60% indirect ownership interest), Hartcourt Capital Inc. (100% ownership interest), Hartcourt China, Inc. (100% ownership interest), and Ai-Asia Inc. (100% ownership interest), and Hartcourt’s investments in other entities located in Hong Kong and China.

The following discussion and analysis are based on the historical figures and information and reflect our education business.  As noted above, the Company is focusing on the growing Chinese vocational training market instead.

Fiscal Year Ended May 31, 2009 Compared to Fiscal Year Ended May 31, 2008

Net Revenue:

Revenues were $2,431,955 for the twelve months ended May 31, 2009 compared to zero for the same period in 2008. The increased revenues were primarily due to revenue generated by Beijing Yanyuan and China Arts & Science Academy, two subsidiaries in which we acquired a 60% equity interest during the twelve months ended May 31, 2009. We currently derive revenues from the following sources:

●	educational programs and services, which accounted for 90% of our total net revenues as of May 31, 2009; and

●	books and others, which accounted for 10% of our total net revenues as of May 31, 2009.

Cost of revenue:

Cost of revenues was $368,167 for the twelve months ended May 31, 2009 compared to zero for the same period in 2008. The increased cost of revenue was primarily due to costs of revenue attributable to the operations of Beijing Yanyuan and China Arts & Science Academy, two subsidiaries in which we acquired a 60% equity interest during the year ended May 31, 2009. Cost of revenue consisted primarily of printing costs of books and other materials and relevant sales tax.

General and administrative expenses:

Our general and administrative expenses were $1,343,843 for the fiscal year ended May 31, 2009 compared to $1,299,858 for the same periods in 2008, an decrease of $43,985 or 3% compared to the fiscal year ended May 31, 2008. The increase of expenses for the fiscal year ended May 31, 2009 and year ended May 31, 2008 were primarily due to expenses increase by management.

Depreciation and amortization expenses in operating expenses:

Our depreciation and amortization expenses in operating expenses were $20,839 for the fiscal year ended May 31, 2009 compared to $13,510 for the same periods in 2008 or 54% increase. The increase was primarily due to the acquisition of Beijing Yanyuan and China Arts & Science Academy, two subsidiaries in which we acquired a 60% equity interest during the twelve months ended May 31, 2009.

Income (Loss) from Continuing Operations:

Income from continuing operations for the fiscal year ended May 31, 2009 was $699,107, compared to loss amounted to $1,996,356 for the fiscal year ended May 31, 2008.  The increased income was primarily due to revenue generated by Beijing Yanyuan and China Arts & Science Academy, two subsidiaries in which we acquired a 60% equity interest during the twelve months ended May 31, 2009.

Gain on Settlement of Debt:

During the fiscal years ended May 31, 2009 and 2008, the Company has gain on settlement of debt amount of $182,687 and $0, respectively. This amount is due to the negotiation between the Company and non related third party. The third party agreed to settle for a lesser amount as they will continue to do business with the Company.

Discontinued operations:

During the fiscal years ended May 31, 2009 and May 31, 2008, the discontinued operations represent the operating results of Shanghai Huaqing, which was determined by the management to be disposed in 2008.

Income Tax:

The Company has income tax during the fiscal years ended May 31, 2009 compared with prior year, due to the new profitable acquisitions.

Minority interest:

Minority interest represented the profit shared by the minority shareholders of Beijing Yanyuan and China Arts & Science (40%).

Liquidity and Capital Resources:

As shown in our accompanying financial statements, we had a net income of $15,145 for the fiscal year ended May 31, 2009 as compared to a net loss of $1,973,478 for the same period in 2008.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included:

•	Look for growth opportunities through acquisitions of profitable education businesses;
•	Raise additional capital through public offerings or private placements; and
•	Take measures to control costs and operating expenses.

Please refer to subsequent even (See financial statement notes 15) for most current acquisition on August 20, 2009 which will give us additional revenue on education business.

Operating activities:

During the fiscal year ended May 31, 2009, net cash provided by operating activities was $664,643, compared to net cash used in operating activities of $638,514 during the fiscal year ended May 31, 2008. The cash used in operating activities in the fiscal year ended May 31, 2009 resulted mainly from income of $15,145 , and an increase of account receivable of $758,055, and an decrease of accounts payable of $316,394, and stock option costs of $309,960, and accrued expenses and other current liabilities of $333,078. The cash used in operating activities in the fiscal year ended May 31, 2008 resulted from loss of $1,973,478 netted against, among other things, stock option costs of $151,060, provision for investment of $70,436, goodwill impairment of $682,988, and accrued expenses and other current liabilities of $432,377.

Investing activities:

Net cash used in investing activities during the fiscal year ended May 31, 2009 were $816,959 compared to net cash provided by investing activities of $524,844 for the fiscal year ended May 31, 2008. The cash used in investing activities during the fiscal year ended May 31, 2009 was mainly due to the loan receivable of $822,551 and cash received upon acquisition of $6,177. The cash provided by investment activities in the fiscal year ended May 31, 2008 was due to the cash received upon disposal of assets of $535,704 and cash decrease due to purchase of property and equipment of $10,860.

Financing activities:

Cash provided by financing activities during the fiscal year ended May 31, 2009 was $297,719 compared to net cash provided by financing activities of $97,966 during the fiscal year ended May 31, 2008. Net cash provided by financing activities during the fiscal year ended May 31, 2009 was mainly due to proceeds of $900,000 paid by purchasers of shares of our common stock in private placements and $653,139 cash dividend paid to two subsidaries. Cash provided by financing activities during the fiscal year ended May 31, 2008 was primarily due to $38,414 of sales of common stock and proceed of $59,552 from related parties.

Off-Balance Sheet Arrangements

During the fiscal year ended on May 31, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of May 31, 2009, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.81% to 1.71% per annum.

Interest Rate Risk

Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments.

Impact of Foreign Currency Rate Changes

Since we translate foreign currencies (primarily Chinese Yuans and Hong Kong Dollars) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of May 31, 2009, we did not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of The Hartcourt Companies, Inc. and its subsidiaries including the notes thereto, together with the report thereon of Kabani & Company, Inc. are presented below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
The Hartcourt Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Hartcourt Companies, Inc., a Utah Corporation, and subsidaries (the “Company”) as of May 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended May 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hartcourt Companies, Inc. and subsidaries as of May 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended May 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

September 8, 2009

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	As of May 31,	As of May 31,
	2009	2008
ASSETS

Cash and cash equivalents	$102,085	$4,907
Accounts Receivable	863,244	-
Inventories	1,797	-
Loans receivable	822,551	-
Prepaid expenses and other current assets	3,995	17,837
TOTAL CURRENT ASSETS	1,793,672	22,744

PROPERTY & EQUIPMENT – NET	57,640	23,772
INTANGIBLE ASSETS - NET	3,923,356	-
TOTAL ASSETS	$5,774,668	$46,516

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$141,331	$457,725
Accrued expenses and other current liabilities	1,337,571	1,004,489
Due to officers	246,862	196,004
TOTAL CURRENT LIABILITIES	1,725,764	1,658,218

COMMITMENTS & CONTINGENCIES

MINORITY INTEREST	152,261	-

SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, issued and cancelled	$-	$-
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-

Common stock:
$0.001 par value, 424,999,000 authorized
May 31, 2009: 389,015,544 issued 386,966,816 outstanding
May 31, 2008: 207,810,582 issued 205,761,854 outstanding	386,967	205,762
Additional paid in capital	77,156,131	71,795,909
Treasury stock, at cost, 2,048,728 shares	(48,728)	(48,728)
Other comprehensive loss	(143,579)	(95,353)
Accumulated deficit	(73,454,148)	(73,469,292)
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	3,896,643	(1,611,702)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$5,774,668	$46,516

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended May 31
	2009	2008

Net revenues	$2,431,955	$-
Cost of revenues	368,167	-
Gross profit	2,063,788	-

Operating expenses:
General and administrative expenses	1,343,842	1,299,858
Depreciation and amortization	20,839	13,510
Impairment of goodwill	-	682,988
Total operating expenses	1,364,681	1,996,356

Income (loss) from operations	699,107	(1,996,356)

Other income
Foreign currency exchange gain	43,648	-
Gain on settlement of debt	182,687	-
Total other income	226,335	-

Income (loss) from operations before income tax provision and minority interest	925,442	(1,996,356)
Provision for income taxes	(212,791)	-
Minority interest, net of taxes	(697,506)	-

Income (loss) from continuing operations	15,145	(1,996,356)

Discontinued operations:
Gain/(loss) from discontinued operations	-	22,878
Income/(loss) from discontinued operations	-	22,878

NET INCOME (LOSS)	15,145	(1,973,478)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation loss	(48,226)	(60,754)
NET COMPREHENSIVE LOSS	$(33,081)	$(2,034,232)

BASIC AND DILUTED EARNINGS/ (LOSS) PER COMMON SHARE:

Income/(loss) from continued operations basic	$0.00	$(0.01)
Income from discontinued operations basic	$-	$0.00
Income/(loss) per share basic	$0.00	$(0.01)
Basic weighted average number of shares outstanding	304,561,261	205,488,066

Income (loss) from continued operations diluted	$0.00	$(0.01)
Loss from discontinued operations diluted	$-	$0.00
Income (loss) per share diluted	$0.00	$(0.01)
Diluted weighted average number of shares outstanding	304,561,261	205,488,066

The accompanying notes form an integral part of these consolidated financial statements.

* Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE FISCAL YEARS ENDED MAY 31, 2009 AND 2008
	Common Stock		Additional paid In	Treasury Stock		Comprehensive	Accumulated	Total Shareholders' Equity
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)

Balance -May 31,2007	205,081,997	$205,082	$71,570,246	2,048,728	$(48,728)	$(34,598)	$(71,495,815)	$196,187

Shares issued for compensation and service	679,857	680	36,190	-	-	-	-	36,870
Shares received from Huaqing	-	-	69,829	997,500	(69,829)	-	-	-
Issuance of shares for cash	-	-	(31,415)	(997,500)	69,829	-	-	38,414
Other comprehensive loss (foreign currency translation)	-	-	-	-	-	(60,755)	-	(60,755)
Stock options issued for services	-	-	151,060	-	-	-	-	151,060
Net loss	-	-	-	-	-	-	(1,973,477)	(1,973,477)

Balance -May 31,2008	205,761,854	$205,762	$71,795,909	2,048,728	$(48,728)	$(95,353)	$(73,469,292)	$(1,611,702)

Shares issued for compensation and service	2,204,962	2,205	79,262	-	-	-	-	81,467
Issuance of shares for cash	70,000,000	70,000	830,000	-	-	-	-	900,000
Other comprehensive loss (foreign currency translation)	-	-	-	-	-	(48,226)	-	(48,226)
Shares issued for acquisition of Beijing Yanyuan	69,000,000	69,000	3,381,000					3,450,000
Shares issued for acquisition of China Arts and Science Academy	40,000,000	40,000	760,000					800,000
Stock options issued for services	-	-	309,960	-	-	-	-	309,960
Net income	-	-	-	-	-	-	15,145	15,145

Balance -May 31,2009	386,966,816	$386,967	$77,156,131	2,048,728	$(48,728)	$(143,579)	$(73,454,148)	$3,896,643

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended May 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$15,145	$(1,973,478)

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Gain on disposal of assets	-	(22,832)
Depreciation and Amortization	185,642	13,510
Provision for investment	-	70,436
Goodwill impairment	-	682,988
Minority interest	697,506	-
Stock options issued for services	309,960	151,060
Stock issued for services and compensations	81,467	36,190
Changes in operating assets and liabilities, net of effect of acquisition of businesses:
Accounts receivable	(758,055)	-
Inventory	15,965	-
Prepaid expenses and other current assets	100,329	23,712
Accounts payable	(316,394)	(52,478)
Accrued expenses and other current liabilities	333,078	432,377
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	664,643	(638,514)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of assets, net of cash acquired	6,177	-
Cash received from disposal of fixed assets	(585)	-
Loan receivable	(822,551)	-
Purchase of property and equipment	-	(10,860)
Proceeds from disposal of Subsidiary	-	535,704
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	(816,959)	524,844

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Fiscal Year Ended May 31
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related parties	-	59,552
Due to officer	50,858	-
Cash dividend paid to subsidiaries	(653,139)	-
Proceeds on sale of common stock	900,000	38,814

NET CASH USED IN FINANCING ACTIVITIES	297,719	97,966

EFFECT OF EXCHANGE DIFFERENCE	(48,225)	-

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENT	97,178	(15,705)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	4,907	20,611

CASH AND CASH EQUIVALENTS - END OF YEAR	$102,085	$4,907

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
In Conjunction with acquisition/disposal of subsidiaries:
Fair value of shares issued	$4,250,000	$69,829
		-
COMPANY ACQUIRED TWO SUBSIDARIES DURING THE YEAR FORM THE ASSETS AND LIABILITIES:
Account receivable	$105,189	$-
Inventories	$17,762	$-
Prepaid expenses and other current assets	$86,487	$-
Property and equipment	$54,121	$-

The accompanying notes form an integral part of these consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    GENERAL

The Hartcourt Companies, Inc. ("Hartcourt" “We/Our” or the "Company"), was incorporated in Utah in 1983.  Previously, we were a distributor of internationally well known brand named IT hardware products and related services in the People’s Republic of China (“PRC”). In August 2006, we announced our intention to change our business by focusing on the vocational/training and education marketplace in the People’s Republic of China.

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

On June 13, 2008, The Hartcourt Companies, Inc. (the “Company”) entered into a definitive agreement to purchase 60% of the equity interests in Beijing Yanyuan Rapido Education Company (“Beijing Yanyuan”), a well-known training institution in China. Under the terms of the definitive agreement executed between Beijing Yanyuan and the Company, the purchase price that the Company agreed to pay to the shareholders of Beijing Yanyuan 69 million shares of the Company’s restricted common stock, which, pursuant to the purchase agreement, will be payable upon closing of the acquisition. Hartcourt has the right to waive the following commitment of profitability; Beijing Yanyuan committed that its net profit would exceed RMB 6 million (US$827,000) for the seven months of calendar year 2008, RMB10 million (US$1.379 million) for the calendar year 2009, and RMB14 million (US$1.931 million) for the calendar year 2010.

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

On October 18, 2008, the Company entered into a definitive agreement to purchase 60% of the outstanding equity interests of China Arts and Science Academy. Under the terms of the definitive agreement executed between China Arts and Science Academy and Hartcourt; Hartcourt has the right to waive the following commitment of profitabilitiy; China Arts and Science Academy committed that its net profit would exceed RMB5 million (US$735,294) for the first year (November 1, 2008 to October 31, 2009) in which its results are consolidated with Hartcourt’s, RMB7.5 million (US$1.103 million) for the second year (November 1, 2009 to October 31, 2010) in which its results are consolidated with Hartcourt’s, and RMB10 million (US$1.471 million) for the third year (November 1, 2010 to October 31, 2011) in which its results are consolidated with Hartcourt’s. The restricted common shares issued by Hartcourt for the acquisition will be released to those shareholders of China Arts and Science Academy whose equity interests were purchased by Hartcourt in three installments based on the profit realized by China Arts and Science Academy over the three-year period beginning on the date of Hartcourt’s purchase of 60% of the outstanding equity interests of China Arts and Science Academy.

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

As of May 31, 2009, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of May 31, 2009, Hartcourt Capital Inc. owns 100% of the equity interest of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc., through nominee shareholder, owns 100% of the equity interest of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China. In April 2007, the Company decided to wind up Hartcourt Hi-Tech Investment (Shanghai) Inc. As of May 31, 2008, the wind-up process was completed. Shanghai Jiumeng Information Technology Co., Ltd owns 60% of the equity interest of Beijing Yanyuan Rapido Education Company.

As of May 31, 2009, AI-Asia, Inc., the third holding company, owns 100% of the equity interest of Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd (former name is AI-Asia (Shanghai) Information Technology, Inc), located in Shanghai, China, and owns 100% of the equity interest of Hartcourt Princely. AI-Asia, Inc owns 60% of the equity interest of China Arts and Science Academy.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Consolidation

For purposes of these consolidated financial statements, the Hartcourt Companies Inc. and subsidiaries are referred to collectively as the "Company" or "Hartcourt".  The accompanying consolidated financial statements for the Company include the accounts balances of its majority owned subsidiaries.

All material inter-company balances and transactions have been eliminated in consolidation.

b) Use of Estimates

The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Prepaid expenses generally will be amortized in equal installments and charged as costs or expenses of periods benefiting within one year. If certain prepaid expense item cannot benefit the Company any more, its un-amortized amount is recorded as an expense for the current period. Prepaid expenses amounted to $3,995 and $17,837 at May 31, 2009 and 2008 respectively and is included in “Prepaid expenses and other current assets” in the accompanying financial statements.

e) Inventories

Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market value.

f) Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over useful lives of 3 to 10 years. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Expenditures for maintenance and repairs are charged to operations as incurred.

g) Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired.

h) Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of May 31, 2009, there was no impairments of its long-lived assets used in operations. For the year ended May 31, 208, goodwill was impaired in the amount of $682,988.

i) Revenue Recognition

Revenue is recognized upon the service provided. No allowance for doubtful account derived necessary for the years ended May 31, 2009 and 2008, respectively.

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

l) Foreign Currencies Translation

Assets and liabilities in foreign currency are recorded at the balance sheet date at the rate prevailing on that date. Items of income statement are recorded at the average exchange rate. Gain or loss on foreign currency transactions are reflected on the income statements. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheets, as component of comprehensive income (loss). The functional currencies of the Company are Chinese Renminbi and Hongkong Dollars. The following companies are using Chinese Renminbi: Al-Asia Inc., Hartcourt Princely, Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd, Beijing Yanyuan Rapido Education Company, China Arts and Science Academy, Hartcourt Hi-Tech Investment (Shanghai) Inc., and Shanghai Jiumeng Information Technology Co., Ltd. The following companies are using Hongkong Dollars: Hartcourt China Inc. and Hartcourt Capital.

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

The Company’s financial instruments consists of primarily cash, accounts receivable, loan receivables,  advances, accounts payable and accrued expenses, and other current liabilities which approximates fair value because of the relatively short maturity of those instruments.

n) Basic and diluted earning per share

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

o) Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51.”  Both standards update United States guidance on accounting for “noncontrolling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the noncontrolling interest.

Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a noncontrolling interest.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for us beginning July 1, 2009 and the Company does not expect that FSP EITF No. 03-6-1 would have a material impact on the financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended June 30, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

NOTE 3     EARNINGS/(LOSSES) PER SHARE

Basic and diluted (loss) income per common share is computed as follows:
	May 31, 2009	May 31, 2008

Net Income (loss)	$15,145	$(1,973,477)

Weighted average shares outstanding	304,561,261	205,488,066

Basic and dilutive earnings/(losses) per share	$0.00	$(0.01)

As of May 31, 2009, we had 29,200,000 options outstanding, each exercisable for one share of our common stock. Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities are anti dilutive.

NOTE 4     SHAREHOLDERS’ EQUITY

a) Capitalization

The total number of shares of stock which the Company has the authority to issue is 434,999,000 consisting of 424,999,000 shares of common stock, $0.001 par value, 1,000 shares of original preferred stock, $0.01 par value (the Original Preferred Stock), and 10,000,000 shares of Class A preferred stock. The total number of shares of the Company’s common stock outstanding as of May 31, 2009 and May 31, 2008 are 386,966,816 and 205,761,854 respectively.

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

d) Equity Transactions during the Year

Following is the summary of equity transactions during the year ended May 31, 2009.

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

On November 24, 2008, the Company issued 872,716 shares of the Company’s restricted common stock valued at $31,446 to Wilson Li in lieu of cash payment for director service compensation, which was approximately equal to the fair market value of the stock at issue date.

On November 24, 2008, the Company issued 272,120 shares of the Company’s restricted common stock valued at $9,805 to Stephen Tang in lieu of cash payment for director service compensation, which was approximately equal to the fair market value of the stock at issue date.

On November 24, 2008, the Company issued 176,644 shares of the Company’s restricted common stock valued at $6,365 to George Xu in lieu of cash payment for director service compensation, which was approximately equal to the fair market value of the stock at issue date.

On November 24, 2008, the Company issued 313,763 shares of the Company’s restricted common stock valued at $11,306 to Geferry Wei in lieu of cash payment for former director service compensation, which was approximately equal to the fair market value of the stock at issue date.

On January 1, 2009, the Company issued 271,809 shares of the Company’s restricted common stock valued at $7,355 to the Chief Financial Officer in lieu of cash payment for service compensation, which was approximately equal to the fair market value of the stock at issue date.

On January 1, 2009, the Company issued 297,910 shares of the Company’s restricted common stock valued at $15,190 to the General Manager of China Princely in lieu of cash payment for service compensation, which was approximately equal to the fair market value of the stock at issue date.

On May 4, 2009, the Company issued 50,000,000 shares of the Company’s restricted common stock to fund raisers for cash in an offshore transaction under Regulation S at $0.01 per share for gross proceeds of $500,000. The proceeds were used for working capital.

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

The following assumptions were used to calculate the fair value of the options granted:
Risk-free interest rate	4.92%
Expected life of the options	7.00 years
Expected volatility	127.39%
Expected dividend yield	0

The following table summarizes the activity of stock options:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Shares under options at May 31, 2007	24,600,000	$0.13	$-
Granted	29,000,000	$0.05
Exercised	-	-
Expired	3,000,000	$0.30
Cancelled	16,000,000	$0.09

Shares under options at May 31, 2008	34,600,000	$0.06	$690,000
Granted	20,500,000	-
Exercised	-	-
Expired	-	-
Cancelled	25,900,000	-

Shares under options at May 31, 2009	29,200,000	$0.03	$-

Additional information relating to stock options outstanding and exercisable at May 31, 2009 summarized by the exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	May 31,	Contractual	Exercise	May 31,	Exercise
Price	2009	Life	Price	2009	Price

$0.03 - $0.05	29,000,000	4.84 Year	$0.04	10,375,000	$0.04
$0.09	200,000	1.77 Year	$0.09	200,000	$0.09

During the year ended May 31, 2009, 6,812,500 vested and the Company recorded $309,960 amortization in stock based compensation expense.

Additional information relating to stock options outstanding and exercisable at May 31, 2008 summarized by the exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	May 31,	Contractual	Exercise	May 31,	Exercise
Price	2008	Life	Price	2008	Price

$0.04 - $0.05	29,000,000	4.2 Year	$0.05	18,250,000	$0.05
$0.09	5,300,000	2.8 Year	$0.09	5,300,000	$0.09
$1.00	300,000	0.44 Year	$1.00	300,000	$1.00

During the year ended May 31, 2008, a total of 14,500,000 options vested and the Company recorded $151,060 amortization in stock based compensation expense.

b) Warrants

There are no warrants outstanding for the years ended May 31, 2009 and 2008.

NOTE 5     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of May 31, 2009 and 2008 are summarized as follows:

	Amount	Amount
	May 31, 2009	May 31, 2008
Accrued professional fees	$51,583	$148,675
Income tax payable	293,166	126
Payroll payable	681,306	547,463
Welfare	10,073	10,108
Other payable	501,443	298,117
Total	$1,337,571	$1,004,489

NOTE 6     PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of May 31, 2009 and 2008 are summarized as follows:

	My 31, 2009	My 31, 2008
Office equipment and computers	$126,739	$72,032
Less: accumulated depreciation	(69,099)	(48,260)
Property and equipment, net	$57,640	$23,772

Depreciation expense from operating expenses for the year ended May 31, 2009 and 2008 were $20,839 and $13,510, respectively.

The Company expects depreciation expense for the next five years to be as follows:

Year ending May 31:
2010	$23,951
2011	21,335
2012	5,608
2013	3,975
2014	1,532
Thereafter	1,239
$57,640

NOTE 7      RELATED PARTY TRANSACTIONS

The following is a summary of related party transactions for the year ended May 31, 2009:

During the year ended May 31, 2009, Hartcourt issued 1,321,480 shares of common stock valued at $39,644 to its directors in lieu of cash compensation, issued 271,809 shares of common stock valued at $7,355 to its Chief Financial Officer in lieu of cash compensation. The stocks were valued at the average market price for the period for which service were provided.

Due to officer amount of $246,862 for the year ended May 31, 2009 is non-interest bearing and due on demand.

The following is a summary of related party transactions for the year ended May 31, 2008:

During the year ended May 31, 2008, Hartcourt issued 383,120 shares of common stock valued at $25,001 to its directors in lieu of cash compensation. The stocks were valued at the average market price for the period for which service were provided.

Due to officer amount of $196,004 for the year ended May 31, 2008 is non-interest bearing and due on demand.

NOTE 8   LOAN RECEIVABLE

Company advanced loans to agents to market their courses to the students and individual. As at May 31, 2009, these loans comprised of the following:

1	Loan to sales agent, interest free, secured and amount due January 15, 2010	$175,634
2	Loan to sales agent, interest free, secured and amount due February 15, 2010	190,270
3	Loan to sales agent, interest free, secured and amount due February 28, 2010	175,634
4	Loan to individual, 10% interest, secured and amount due March 31, 2010	105,380
5	Loan to individual, 10% interest, secured and amount due April 15, 2010	175,634
		$822,552

All loans are secured by pledge of building license owned by the agents and individual. Managment expects these loans receivable to be collectible.

NOTE 9      INTANGIBLE ASSETS

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”.  Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired.  The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During year ended May 31, 2009, the Company recognized no impairment. During the year ended May 31, 2008, the Company impaired its goodwill in the amount of $682,988.

At May 31, 2009, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Net

Course Software	$724,882	$(21,057)	$703,825
Course Material	3,363,276	(143,745)	3,219,531
	$4,088,158	$(164,802)	$3,923,356

Life of intangible assets is twenty years. Amortization expense from continuing operation included cost of revenue for the year ended May 31, 2009 was $164,802.  We expect amortization expense for the next five years to be as follows:

Year ending May 31:
2010	$204,408
2011	204,408
2012	204,408
2013	204,408
2014	204,408
Thereafter	2,901,316
$3,923,356

NOTE 10     COMMITMENTS AND CONTINGENCIES

a) Employment Agreements

On and effectiveAugust 11, 2008, the Board of Directors of the Company appointed Ms. Rachel Zhang to be the Chief Financial Officer. Ms. Zhang will be employed part time in this capacity. Ms Zhang’s compensation is $2,000 per month.

On September 1, 2008, The Company signed the new employment contract with Mr. Victor Zhou. The compensation includes an annual base salary of $150,000, payable by equal monthly installment of $12,500. In addition, Mr. Zhou was granted stock options with exercise price of $0.03. The stock option vesting schedule is as following.
-	7,500,000 stock options vested pro rata over 2 years of the employment contract period.
-	3,000,000 stock options vested upon each successful new business acquisition of the Company.
-	3,000,000 stock options vested upon each full profitable year.

b) Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through January 27, 2010. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the fiscal year ended May 31, 2009 and 2008 were $90,455 and $87,391, respectively.

The future minimum annual lease payments required under this operating lease are as follows:

Year Ending May 31,	Payments
2010	$15,807

c) Legal Proceedings

Hartcourt Hi-Tech Investment (Shanghai) Inc. filed a compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd for returning RMB 1,000,000 (US $146,235) which it owed the Company. On December 19, 2006, Beijing Shi Jing Shan District Court entered the judgment in this case. The court found that Hartcourt Hi-Tech Investment (Shanghai) Inc. has no rights to file the compliant against Beijing Yi Zhi He Lian Information Technology Co., Ltd. unless designated by Hartcourt Capital, Inc., which signed and was bound by the acquisition agreement. The court issued an order overruling the complaint from Hartcourt Hi-Tech Investment (Shanghai)., Inc. as the plaintiff. The plaintiff can appeal to Beijing No. 1 Intermediate People’s Court if objecting to the rule. The Company has prepared additional lawsuit material and lodged the petition to appeal to Beijing No. 1 Intermediate People’s Court.

On August 10, 2007, Hartcourt Capital Inc filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd to return the RMB 1,000,000 which it owes the Company. On December 10, 2008, The Beijing Senior People’s Court issued an order to withdraw the civil ruling of the Beijing No. 1 Intermediate People’s Court under no. 10077, order Beijing No. 1 Intermediate People’s Court to judge again.  The lawsuit is under judgment and the outcome cannot be estimated as of May 31, 2009.

NOTE 11       INCOME TAXES

As of the fiscal years ended May 31, 2009 and 2008, the Company had a net operating income (loss) for tax purposes of approximately $322,000 and ($1,349,000), respectively. The net operating loss carry forward may be used to reduce taxable income through the year 2027.

The gross deferred tax asset balance as of May 31, 2009 and May 31, 2008 was $1,056,000and $1,007,000 respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forward cannot reasonably be assured. Components of deferred tax asset are as follows:

	May 31, 2009	May 31, 2008

Deferred tax asset net operation loss	$1,079,000	$1,007,000
Less: valuation allowance	(1,079,000)	(1,007,000)
	$-	$-

The following is a reconciliation of the income tax rate to the income taxes reflected in the Statement of Operations:

	May 31, 2009	May 31, 2008

Income tax expense (credit) at statutory rate-federal	$(870,000)	$(770,000)
State tax expense (credit) net of federal tax	(209,000)	(237,000)
Valuation allowance	1,056,000	1,007,000
Foreign income tax	212,791	-
Income tax expense	$212,791	$-

Income tax expense for the year ended May 31, 2009 is $212,791, consists of tax on income of the Company’s subsidiaries in China, for the year ended May 31, 2008 was $0 which is none part of discontinued operations.

For all years presented, the Company did not recognized any deferred tax assets or liabilities. The net change in valuation allowance for the years ended May 31, 2009 and 2008 were an increase of $72,000 and a decrease of $329,000, respectively.

NOTE 12      ACQUISITION OF BEIJING YANYUAN

On June 13, 2008, the Company entered into a definitive agreement to purchase 60% of the outstanding equity interests of Beijing Yanyuan. Under the terms of the agreement between Beijing Yanyuan and the Company; Hartcourt has the right to waive the following commitment of profitability; Beijing Yanyuan commitment that its net profit would exceed RMB 6 million (US $827,000) for the seven months of calendar year 2008, RMB 10 million (US $1.379 million) for the calendar year 2009, and RMB 14 million (US $1.931 million) for the calendar year 2010. In connection with the acquisition, the Company issued 69 million common shares issued to the former shareholder of Beijing Yanyuan. As per the agreement the restriction on the shares will be released in three installment based on the realization of profit over the thirty-one months period from 2008 to 2010. If the profit realized by Beijing Yanyuan in any of the three years in the period from 2008 to 2010 is less than the profit target committed by Beijing Yanyuan for such calendar year, then the number of shares will be recalculated and equal to the shares issuable time the percentage of profit realized divided by the profit target. The Company has the right to take back the rest of the shares for free.

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

The purchase price was determined using fair market value at the closing date of the transaction. The purchase price per share of the Company’s common stock was $0.05. Each share of common stock was valued at $0.05 resulting in a purchase price of $3,450,000. The assets acquired in this acquisition include course material. A summary of the Beijing Yanyuan assets acquired and the consideration for such assets is as follows:

Estimated Fair Values
Current Assets, including cash $1,505	$63,452
Property & equipment	23,272
Net Assets Acquired	86,724
Shares issued as consideration	3,450,000
Course material	$3,363,276

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

NOTE 13     ACQUISITION OF CHINA ARTS & SCIENCE ACADEMY

On October 18, 2008, the Company entered into a definitive agreement to purchase 60% of the outstanding equity of China Arts and Science Academy. Under the terms of the definitive agreement executed between China Arts and Science Academy and Hartcourt; Hartcourt has the right to waive the following commitment of profitability; China Arts and Science Academy committed that its net profit would exceed RMB5 million (US$735,294) for the first year (November 1, 2008 to October 31, 2009) in which its results are consolidated with Hartcourt’s, RMB7.5 million (US$1.103 million) for the second year (November 1, 2009 to October 31, 2010) in which its results are consolidated with Hartcourt’s, and RMB10 million (US$1.471 million) for the third year (November 1, 2010 to October 31, 2011) in which its results are consolidated with Hartcourt’s. The restricted common shares issued by Hartcourt for the acquisition will be released to those shareholders of China Arts and Science Academy whose equity interests were purchased by Hartcourt in three installments based on the profit realized by China Arts and Science Academy over the three-year period beginning on the date of Hartcourt’s purchase of 60% of the outstanding equity interests of China Arts and Science Academy.  If the profit realized by China Arts and Science Academy in any of the three one-year periods is less than the profit target committed to by China Arts and Science Academy for such one-year period, then the number of shares issuable by the Company equal to the shares issuable time the percentage of profit realized divided by the profit target. The Company has the right to take back the rest of the shares for free.

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

The purchase price was determined using fair market value at the closing date of the transaction. The purchase price per share of the Company’s common stock was $0.02. Each share of common stock was valued at $0.02 resulting in a purchase price of $800,000. The assets acquired in this acquisition include course software. A summary of the China Arts & Science Academy assets acquired and the consideration for such assets is as follows:

Estimated Fair Values
Current Assets, including cash $4,672	$65,917
Property & equipment	9,201
Net Assets Acquired	75,118
Shares issued as consideration	800,000
Course Software	$724,882

The operating results of China Arts and Science Academy have been consolidated with those of the Company beginning November 1, 2008. No pro-forma financial information has been presented as the operations of China Arts and Science Academy before the acquisition, were insignificant.

NOTE 14     CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other factors.

NOTE 15     SUBSEQUENT EVENTS (UNAUDITED)

On August 20, 2009, Hartcourt and its subsidiaries, Maple China Education Incorporated, a Delaware corporation, and Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd., a company existing under the Company Law of the People’s Republic of China, entered into a plan of reorganization and share exchange agreement (the “Share Exchange Agreement”) with Sino-Canada, its subsidiaries, Sino-Canada High School, a private educational non-enterprise institution existing under the laws of the People’s Republic of China, Wujiang Huayu Property Management Company, a company existing under the Company Law of the People’s Republic of China, Canadian Learning Systems Corporation, a company existing under the laws of the British Virgin Islands, each of the shareholders of Sino-Canada (the “Shareholders”) and Ross Yuan, in the capacity as representative of the Shareholders. Unless the context requires otherwise, reference herein to Hartcourt includes reference to its subsidiaries and reference to Sino-Canada includes reference to its subsidiaries referenced above.

Transactions

The Share Exchange Agreement provides that Hartcourt will acquire all of the issued and outstanding shares of Sino-Canada. Immediately prior to the closing of the acquisition, Hartcourt will effect a reincorporation from the State of Utah to the State of Delaware, a 1 for 80 reverse stock split and a name change, by merging into its wholly-owned subsidiary, Maple China Education Incorporated. The surviving corporation in the reincorporation will be Maple China Education Incorporated.

Acquisition Consideration

In exchange for all of the issued and outstanding shares of capital stock of Sino-Canada, Hartcourt will issue approximately $33,623,963, worth of shares of its common stock at an agreed upon price of $0.88 per share (post-split) to the Sino-Canada shareholders in exchange for all of the issued and outstanding capital stock of Sino-Canada. Hartcourt will issue 38,209,049 shares of Hartcourt common stock in a private placement in satisfaction of the purchase price. The aggregate purchase price and the actual number of shares to be issued in the exchange remain subject to potential purchase price adjustments at the closing. The number of shares of Hartcourt common stock issued in the transaction will be decreased in the event Sino-Canada’s working capital (measured by current assets less current liabilities) decreases by more than five percent at the closing as compared to March 31, 2009, and will be increased in the event that Hartcourt’s total liabilities at closing exceeds $600,000, up to a maximum of 45,850,859 shares. The purchase price adjustment for Hartcourt’s outstanding liabilities at closing will exclude Hartcourt’s outstanding loan of up to $1,300,000 from Yuan Dian Investment Inc. that will be repaid upon the closing in accordance with its terms by issuing shares of common stock of Hartcourt at a price of $0.88 per share.

Following the acquisition, the former shareholders of Sino-Canada will own approximately 86% of the issued and outstanding shares of Hartcourt.

Post-Closing Officers and Directors

Upon the consummation of the transaction, Hartcourt’s existing officers will resign and the new management team will take over.

Further, upon the consummation of the acquisition, Hartcourt’s board of directors of Hartcourt will consist of seven directors, of which Sino-Canada will designate five members and Hartcourt will designate two members. Hartcourt and the Shareholders will enter into a voting agreement (the “Voting Agreement”) at closing to elect the respective parties nominees to Hartcourt’s board of directors following closing until immediately prior to the next annual Hartcourt meeting of stockholders.

NOTE 16       RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the year ended May 31, 2009 presentation.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of May 31, 2009, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2009.

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

Changes in Internal Control over Financial Reporting

The internal controls over financial reporting are ineffective as it relates to the accounting and disclosures of stock options and contingencies.

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting included in Part II, Item 9A, on page 56, of this Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The following table sets forth certain information regarding our Board of Directors and Executive Officers, as of August 17, 2009:

Director Name	Age	Position
Victor Zhou	40	Chief Executive Officer and Director
Rachel Zhang	35	Chief Financial Officer
Zhenyu Hu	32	Director, President of subsidiary
Wilson W. S. Li(2)(3)	47	Director
Changzhi Ju(1)(3)	40	Director
George Xu(1)(2)	41	Director

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

VICTOR ZHOU, age 40 Victor Zhou has been a director of the Company since 2004.  Mr. Zhou was acting Chief Executive Officer from June 1, 2006 to August 31, 2006.  On September 1, 2006 Mr. Zhou was appointed Chief Executive Officer of the Company.  Previously, Mr. Zhou was the President of Fixed Assets Investment of Huatai Securities, one of the top ten securities firms in China, since November 2003. He was with Huatai Securities since 1997 and served in other senior management positions with increasing responsibilities. Before joining Huatai Securities, Mr. Zhou was the General Manager with Jiangsu Securities from 1993 until 1997. Mr. Zhou has extensive experiences in securities trading, private equity investment, and asset management. Mr. Zhou received his B.A. in Economics from Hunan University and EMBA degree from China Europe International Business School.

ZHENYU HU, age 32. Mr. Hu has been the president of Beijing Yanyuan Rapido Education Company (“Beijing Yanyuan”) since December 2004. He is the editor of the magazine “Successful Way,” and has been the director of the Science Park of Peking University since 2002.  He is also a well-known speaker in the education and training areas. He has appeared in numerous newspaper articles and television programs, and has published many articles and books on education.

WILSON W.S. LI, age 47. Wilson W.S. Li has been a director of Company since 2004.  Dr. Li has been the First Vice President of Shenzhen Capital Group, the largest Chinese investment holding company, since August 1999. Prior to that, he served in the Shenzhen Planning Bureau. Dr. Li has extensive experience in fund management, risk control, investment, and international business. Dr. Li received his Masters degree in Social Science from Zhongshan University, Ph.D. in Management Science from Xian Jiaotong University and Ph.D. in Public Administration & Government Policy from the Chinese Academy of Social Science.

Changzhi Ju, age 40. Mr. Ju is dean of International Education Academy of Jiangsu Economic and Trade Institute, a position he has held since February 2001, and Mr. Ju has been engaged in the education business for 15 years. Mr. Ju is member of Vocational Education Center in Ministry of Education of Jiangsu Province. He is director of Institute of Business and Economics of Jiangsu Province. Mr. Ju is chief editor of examination center in Ministry of Education of Jiangsu Province.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, for the fiscal year ended May 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were complied with.

Code of Ethics

We have adopted a corporate code of ethics, which is applicable to our principal officers. A copy of the code of ethics is filed as an exhibit to this annual report. We believe that our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations of our code of ethics; and provide accountability for adherence to our code of ethics.  A copy of the code of ethics is available without charge to any person who submits a written request The Hartcourt Companies, Inc., Room 503, Jinqiao Building, No. 2077, West Yan’an Road, Shanghai, China 200552.

Changes to Security Holder Recommendation Procedures for Nominees to Board of Directors

None.

Audit Committee and Audit Committee Financial Expert

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee oversees the accounting and financial reporting process and the external audit process of the Company and assists the board of directors in the oversight and monitoring of (i) the integrity of the financial statements of the Company, (ii) the internal accounting and financial controls of the Company, (iii) compliance with legal and regulatory requirements, and (iv) the qualifications, performance, and independence of the Company’s independent registered public accounting firm. In this capacity, the audit committee is responsible for appointing, approving the compensation of, and overseeing the work of the independent registered public accounting firm. In addition, the audit committee reviews and approves all work performed by the independent registered public accounting firm. The audit committee meets regularly with management and with our independent registered public accounting firm, which has access to the audit committee without the presence of management representatives.  Currently, George Xu and Changzhi Ju serve as members of the Audit Committee. During the fiscal year ended May 31, 2009, George Xu and Stephen Tang also served as members of the Audit Committee. Both Mr. Xu and Mr. Ju are independent under applicable securities laws and regulations.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-equity Incentive Plan Compensation (US$)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total
Mr. Victor Zhou, CEO	2009 2008	150,000(1) 150,000(1)	-- --	-- --	200,652(2) --	-- --	-- --	-- --	350,652 150,000

Mr. Yungeng Hu, CFO and President(3)	2009 2008	-- 150,000(4)	-- --	-- --	-- --	-- --	-- --	-- --	-- 150,000

Ms. Rachel Zhang CFO	2009	19,290(5)							19,290

Explanatory Notes:

(1)
On September 1, 2006, the Board of Directors of the Company promoted Mr. Victor Zhou to be the Chief Executive Officer. The Company signed the employment contract with Mr. Zhou on September 1, 2006. The compensation includes an annual base salary of $150,000, payable by equal monthly installment of US$12,500. On September 1, 2008, The Company signed the new employment contract with Mr. Victor Zhou. The compensation includes an annual base salary of $150,000, payable by equal monthly installment of $12,500.

(2)
On September 1, 2008 Mr. Zhou was granted 13,500,000 stock options with an exercise price of $0.03 under the 2005 Stock Option Plan. The stock option vesting schedule is as follows: a) 7,500,000 stock options vest one fourth (¼) every six months for 2 years of the employment contract period; b) 3,000,000 stock options vested upon each successful new business acquisition of the Company; and c) 3,000,000 stock options vested upon each full profitable year. The grant date fair value was computed in accordance with FAS 123R.  (See footnote 4 in the Notes to Consolidated Financial Statements).

(3)	Mr. Hu’s employment with the Company terminated as of May 31, 2008.

(4)
On May 31, 2006, the Board of Directors of the Company appointed Mr. Hu to be the President & Chief Financial Officer, effective on June 1, 2006. Mr. Hu’s employment agreement was signed on June 1, 2006. The compensation includes an annual base salary of $150,000, payable by equal monthly installment of US$12,500.

(5)
On August 11, 2008, the Board of Directors of the Company appointed Ms. Rachel Zhang to be the Chief Financial Officer, effective August 11, 2008. Ms. Zhang was employed part time in this capacity. Ms Zhang’s compensation is $2,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Mr. Victor Zhou, CEO (1)	100,000			0.09	2011-3-8
	1,875,000			0.05	2012-2-29
	1,875,000 1,875,000 1,875,000 1,875,000	1,875,000 1,875,000 1,875,000		0.05 0.05 0.05 0.03 0.03 0.03 0.03	2012-8-31 2013-2-28 2013-8-31 2014-2-28 2014-8-31 2015-2-28 2015-8-31
			6,000,000	0.03

Explanatory Notes:

(1)  7,500,000 options were granted to Mr. Zhou on September 1, 2006 and vest pro rata every half year over the two years employment contract period. 2,000,000 options granted to Mr. Zhou will vest upon each successful new acquisition of the Company and 1,500,000 options will vest upon each full profitable year.  All the options are exercisable within 5 years time after vesting. 7,500,000 options were granted to Mr. Zhou on September 1, 2008 and vest pro rata every half year over the two years employment contract period. 3,000,000 options granted to Mr. Zhou will vest upon each successful new acquisition of the Company and 3,000,000 options will vest upon each full profitable year.  All the options are exercisable within 5 years time after vesting.

(2)  The expiration date for this grant is contingent upon the vesting date.  When the conditions have been met, and the shares vest, then the expiration date will be five years after the vesting date.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Wilson Li	-	26,181(2)	136,209	-	-	-	162,390
Stephen Tang	-	8,164(3)	27,242	-	-	-	35,406
George Xu	-	5,299(4)	27,242	-	-	-	32,541

(1)
The amounts provided in this column represent the compensation cost as calculated in accordance with FAS 123R with respect to all option awards granted under the 2005 Stock Option Plan in the fiscal year ended May 31, 2009.

(2)	During the year ended May 31, 2009, the Company issued 872,716 shares of the Company’s common stock to Mr. Li valued at $26,181 for his director service.

(3)
During the year ended May 31, 2009, the Company issued 272,120 shares of the Company’s common stock to Mr. Tang valued at $8,164 for his director service. Mr. Tang did not stand for reelection to the Company’s Board of Directors, and his term of service ended as of the Company’s annual meeting on April 5 2009.

(4)	During the year ended May 31, 2009, the Company issued 176,644 shares of the Company’s common stock to Mr. Xu valued at $5,299 for his director service.

Currently, our directors serve for a term of two years or until their earlier resignation or removal. Independent directors are compensated $12,000 each year, through the issuance of restricted shares of common stock at the average closing market price of the common shares valued each month.  Additionally, for each committee that a non-employee director serves on, we compensate our independent directors $6,000 each year, through the issuance of restricted shares of common stock.

On September 11 2008, the Company granted each of Stephen Tang and George Xu, independent directors of the Company, an option to purchase 1,000,000 shares of the Company’s common stock at exercise price of $0.03. Each option will vest on September 11, 2010 and is exercisable within five years time after vesting.

As of September 11, 2008, we compensated Mr. Li, our Chairman of the Board, $50,000 each year for service on our Board of Directors, pro rated on an annual basis. Additionally, On September 11 2008, the Company granted Wilson Li, Chairman of the Board, an option to purchase 5,000,000 shares of the Company’s common stock at exercise price of $0.03. The option will vest on September 11, 2010 and is exercisable within five years time after vesting.

On August 23, 2006, the Board passed a resolution that all the options granted or to be granted cease to be exercisable after 90 days of termination of continuing services by the option holder with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows shares of our common stock that we believe are owned as of August 22, 2009 by:

•	Each shareholder owning 5% or more of our common stock,
•	Each Named Executive Officer,
•	Each director, and
•	All current directors and executive officers as a group.

We calculated the “Percent of Class” based on 386,966,816 shares of common stock outstanding on August 22, 2009. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of August 22, 2009 are deemed to be outstanding and to be beneficially owned by the person holding such option for the purpose of computing the number of shares of common stock beneficially owned by that person, as well as the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name & Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Victor Zhou, Director and Chief Executive Officer	9,718,977(3)	2.5%
Wilson Li, Director and Chairman	2,693,318(4)	*
Zhenyu Hu, Director	46,000,000(5)	11.9%
Stephen Tang, Director	272,120(6)	*
George Xu, Director	176,644(7)	*
Rachel Zhang, Chief Financial Officer	271,809(8)	*
Changzhi Ju	-	*
All Executive Officers and Directors as a Group	59,132,868(9)	15.3%

*	Indicates ownership of less than 1%.

(1) Unless otherwise indicated, the address for each beneficial owner listed above is c/o The Hartcourt Companies, Inc., Room 503, Jinqiao Building , No. 2077, West Yan’an Road, Shanghai, China.

(2) Unless indicated in the notes, each shareholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power.

(3) Shares beneficially owned by Victor Zhou include (a) 243,977 shares of common stock held by Mr. Zhou; (b) options to purchase 100,000 shares of our common stock that are currently exercisable; (c) options to purchase 9,375,000 shares of our common stock that are currently exercisable.

(4) Shares beneficially owned by Wilson Li include (a) 1,593,318 shares of common stock held by Mr. Li; (b) options to purchase 100,000 shares of our common stock that are currently exercisable; and (c) options to purchase 1,000,000 shares of our common stock that are exercisable currently exercisable.

(5) Shares beneficially owned by Zhenyu Hu is 46,000,000 shares of common stock held by Mr.Hu.

(6) Shares beneficially owned by Stephen Tang include (a) 272,120 shares of common stock held by Mr. Tang.

(7) Shares beneficially owned by George Xu include (a) 176,644 shares of common stock held by Mr. Xu.

(8) Shares beneficially owned by Rachel Zhang include (a) 271,809 shares of common stock held by Ms. Zhang.

(9) Shares beneficially owned by all Executive Officers and Directors as a group includes the shares held by each and options granted as in above (3), (4), (5), (6),(7) and (8).

Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of the fiscal year ended May 31, 2009, including the 2005 Stock Plan.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	32,200,000	0.04	37,800,000
Equity compensation plans not approved by security holders	Nil	Nil	N/A
Total	32,200,000	0.04	37,800,000

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table is a summary of the fees billed to us by Kabani & Company, Inc. for professional services for the fiscal year ended May 31, 2009 and the year ended May 31, 2008 (Kabani & Company, Inc. was selected as our independent auditor on December 30, 2004 upon the resignation of our former accountants, Loral International LLP):

	FY 2009	FY 2008	FY 2007
Audit Fees	$57,500	$50,000	$80,000
Audit-Related Fees	$70,000 (1)		-
Tax Fees			-
All Other Fees			-
Total	$127,500	$50,000	$80,000

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

(1)  The audit related fee in fiscal year 2009 represent the professional audit fee for the audit of our acquisitions, as well as, the fee related to the review of these related filing documents.

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

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.  Financial Statements - See Index to Consolidated Financial Statements in Part II, Item 8.

2.Financial Statement Schedules - See Index to Consolidated Financial Statements in Part II, Item 8.

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

THE HARTCOURT COMPANIES, INC.

Date: September 14, 2009	By:	/s/ Victor Zhou
Victor Zhou
Chief Executive Officer

Date: September 14, 2009	By:	/s/ Rachel Zhang
Rachel Zhang
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Victor Zhou	Chief Executive Officer, Director	September 14, 2009
Victor Zhou

By: /s/ Rachel Zhang	Chief Financial Officer	September 14, 2009
Rachel Zhang

Board of Directors

By: /s/ Wilson Li	Chairman	September 14, 2009
Wilson Li

By: /s/ Changzhi Ju	Director	September 14, 2009
Changzhi Ju

By: George Xu	Director	September 14, 2009
George Xu

By: Zhenyu Hu	Director	September 14, 2009
Zhenyu Hu