Form 10-Q
period 2009-08-31
HARTCOURT COMPANIES INC
filed 2009-10-20
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended August 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 001-12671

The Hartcourt Companies, Inc.
(Exact name of registrant as specified in its charter)

Utah	87-0400541
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Room503，JinqiaoBuilding， No. 2077
West Yan’an Road, Shanghai, China	200336
(Address of principal executive offices)	(Zip Code)

(011) (86 21) 52067613
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

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The number of shares of common stock outstanding as of the latest practicable date, October [10], 2009, was  386,966,816.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31, 2009	May 31, 2009

ASSETS

Cash and cash equivalents	$72,686	$102,085
Accounts Receivable	1,156,611	863,244
Prepaid expenses and other assets	11,057	5,792
Loan receivable	942,817	822,551
TOTAL CURRENT ASSETS	2,183,171	1,793,672

PROPERTY & EQUIPMENT – NET	51,684	57,640
INTANGIBLE ASSETS-NET	3,872,394	3,923,356

TOTAL ASSETS	$6,107,249	$5,774,668

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$141,331
Accrued expenses and other current liabilities	1,814,171	1,337,571
Due to directors	173,308	246,862

TOTAL CURRENT LIABILITIES	1,987,479	1,725,764

MINORITY INTEREST	267,424	152,261

SHAREHOLDERS' EQUITY
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, none issued and outstanding	$-	$-
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-

Common stock:
$0.001 par value, 424,999,000 authorized
August 31, 2009: 389,015,544 issued 386,966,816 outstanding
May 31, 2009: 389,015,544 issued 386,966,816 outstanding	386,967	386,967
Additional paid in capital	77,203,872	77,156,131
Treasury stock, at cost, 2,048,728 shares	(48,728)	(48,728)
Other comprehensive loss	(147,373)	(143,579)
Accumulated deficit	(73,542,392)	(73,454,148)

TOTAL SHAREHOLDERS' EQUITY	3,852,346	3,896,643

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,107,249	$5,774,668

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three month periods ended

	August 31, 2009	August 31, 2008
Net revenues	$456,938	$215,967
Cost of revenues	(107,982)	(19,941)
Gross profit	348,956	196,026

Operating costs and expenses:
General and administrative expenses	235,225	127,548
Depreciation and amortization	56,834	2,754
Total operating expenses	292,060	130,302

Operating income	56,896	65,724

Other income (expenses)
Interest income	6,995	-
Other income	-	83
Foreign currency exchange gain (loss)	(206)	5,436
Total other income	6,789	5,519

Income before income taxes and minority interest	63,686	71,243
Provision for income taxes	(36,768)	35,802
Minority interest, net of taxes	(115,161)	(58,503)
NET LOSS	(88,244)	(23,062)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	(3,794)	27,532

NET COMPREHENSIVE INCOME(LOSS)	$(92,038)	$4,470

BASIC AND DILUTED EARNINGS/(LOSSES)
PER COMMON SHARE:	$(0.00)	$0.00

* BASIC AND FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	386,966,816	235,761,854

* Weighted average number of shares used to compute basic and diluted loss per share is equivalent as the effect of dilutive securities is anti dilutive.

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three month-periods ended

	August 31, 2009	August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(88,244)	$(23,062)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	56,834	2,754
Minority interest in loss (gain) of subsidiaries	115,161	58,503
Stock options issued for service	47,741	7,394
Changes in operating assets and liabilities:
Accounts receivable	(295,204)	(116,919)
Inventory	(361)	8,304
Prepaid expenses and other receivables	(4,118)	(81,452)
Accounts payable	(141,331)	57,135
Accrued expenses and other current liabilities	477,264	89,252
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUED OPERATIONS	167,742	1,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	(121,297)	-
Due to officer	(73,554)	-
Cash received on acquisition of Subsidiary	-	1,505
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES	(194,851)	1,505

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the three month periods ended
	August 31
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments to) related parties-net	-	11,740

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,290)	(10,371)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,399)	4,783

CASH AND CASH EQUIVALENTS -
BEGINNING BALANCE	102,085	4,907

CASH AND CASH EQUIVALENTS – ENDING BALANCE	$72,686	$9,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

As of August 31, 2009, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of August 31, 2009, Hartcourt Capital Inc. owns 100% of the equity interest of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc., through nominee shareholder, owns 100% of the equity interest of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China. In April 2007, the Company decided to wind up Hartcourt Hi-Tech Investment (Shanghai) Inc. As of May 31, 2008, the wind-up process was completed. Shanghai Jiumeng Information Technology Co., Ltd owns 60% of the equity interest of Beijing Yanyuan Rapido Education Company.

As of August 31, 2009, AI-Asia, Inc., the third holding company, owns 100% of the equity interest of Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd (former name is AI-Asia (Shanghai) Information Technology, Inc), located in Shanghai, China, and owns 100% of the equity interest of Hartcourt Princely. AI-Asia, Inc owns 60% of the equity interest of China Arts and Science Academy.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The audited consolidated financial statements for the fiscal year ended May 31, 2009 were filed on September 14, 2009 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ended May 31, 2010.

b)  Basis of Consolidation
The Company’s financial statements for the three months ended August 31, 2009 are consolidated to include the accounts of The Hartcourt Companies Inc., the wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc., Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd., Shanghai Jiumeng Information Technology Co., Ltd, Hartcourt Princely Education Technology Development Company Limited, 60 percent owned Beijing Yanyuan Rapido Education Company and 60 percent owned China Arts and Science Academy from the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Prepaid expenses generally will be amortized in equal installments and charged as costs or expenses of periods benefiting within one year. If certain prepaid expense item cannot benefit the Company any more, its un-amortized amount is recorded as an expense for the current period. Prepaid expenses amounted to $11,057 and $5,792 at August 31, 2009 and May 31, 2009 respectively and is included in “Prepaid expenses and other current assets” in the accompanying financial statements.

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

f)  Impairment of Long-Lived Assets
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of Auguat 31, 2009, there was no impairments of its long-lived assets used in operations.

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

i)  Foreign Currencies Translation
Assets and liabilities in foreign currency are recorded at the balance sheet date at the rate prevailing on that date. Items of income statement are recorded at the average exchange rate. Gain or loss on foreign currency transactions are reflected on the income statements. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheets, as component of comprehensive income (loss). The functional currencies of the Company are Chinese Renminbi and Hong Kong Dollars. The following companies are using Chinese Renminbi: Hartcourt Princely, Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd, Beijing Yanyuan Rapido Education Company, China Arts and Science Academy, Hartcourt Hi-Tech Investment (Shanghai) Inc., and Shanghai Jiumeng Information Technology Co., Ltd. The following companies are using Hongkong Dollars: Al-Asia Inc., Hartcourt China Inc. and Hartcourt Capital.

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

k)  Recently Issued Accounting Standards
In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2010 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended June 30, 2010. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after June 15, 2010.

NOTE 3  LOAN RECEIVABLE

Company advanced loans to agents to market their courses to the students and individual. As at August 31, 2009, these loans comprised of the following:

1	Loan to sales agent, interest free, secured and amount due January 15, 2010	$175,408
2	Loan to sales agent, interest free, secured and amount due February 15, 2010	190,025
3	Loan to sales agent, interest free, secured and amount due February 28, 2010	175,408
4	Loan to individual, 10% interest, secured and amount due March 31, 2010	182,716
5	Loan to individual, 10% interest, secured and amount due April 15, 2010	219,260
		942,817

During the three months period ended August 31, 2009, the Company has interest income of $6,995.

NOTE 4  PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of August 31, 2009 and May 31, 2009 are summarized as follows:

	August 31, 2009	May 31, 2009
Office equipment and computers	$102,817	126,739
Less: accumulated depreciation	(51,133)	(69,099)
Property and equipment, net	$51,684	57,640

NOTE 5  INTANGIBLE ASSETS

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 “goodwill and other intangible assets” and SFAS 144 “accounting for the impairment or disposal of long lived assets”.  Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired.  The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During three months periods ended August 31, 2009, the Company recognized no impairment.

At August 31, 2009 and May 31, 2009, intangibles consist of the following:

	August 31, 2009	May 31, 2009
Course Software	$724,882	$724,882
Course Material	3,363,276	3,363,276
Accumulated Amortization	(215,764)	(164,802)
	3,872,394	3,923,356

Life of intangible assets is twenty years. Amortization expense from continuing operation included cost of revenue for the year ended August 31, 2009 and 2008 were $50,962 and $0, respectively.  We expect amortization expense for the next five years to be as follows:

Period ending August 31:
2010	$203,848
2011	203,848
2012	203,848
2013	203,848
2014	203,848
Thereafter	2,853,153
$3,872,393

NOTE 6  DUE TO RELATED PARTY

The amount due to directors as of August 31, 2009 and May 31, 2009 were $ 173,308 and $246,862, respectively. This amount represents director fee due to the Company’s directors. The amount due to directors is interest free, unsecured and due on demand.

NOTE 7  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of August 31, 2009 and May 31, 2009 are summarized as follows:

	August 31, 2009	May 31, 2009

Accrued professional fees	$132,214	$51,583
Payroll payable	736,994	681,306
Welfare	10,055	10,073
Income tax payable	344,756	293,166
Loan payable	181,429	-
Other payable	408,723	301,443
Total	$1,814,171	$1,337,571

NOTE 8  EARNINGS / (LOSSES) PER SHARE

Basic and diluted (loss) income per common share is computed as follows:

	August 31, 2009	May 31, 2009

Net loss	$(88,244)	$(23,062)

Weighted average shares outstanding	386,966,816	304,561,261

Basic and dilutive loss per share	$(0.00)	$(0.00)

As of August 31, 2009, the Company had ,28,200,000 options outstanding, each exercisable for one share of our common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented because the Company has retained loss as of August 31, 2009.

NOTE 9  SHAREHOLDERS’ EQUITY

a)  Capitalization
The total number of shares of stock which the Company has the authority to issue is 434,999,000 consisting of 424,999,000 shares of common stock, $0.001 par value, 1,000 shares of original preferred stock, $0.01 par value (the Original Preferred Stock), and 10,000,000 shares of Class A preferred stock. The total number of shares of the Company’s common stock outstanding as of August 31, 2009 and May 31, 2009 are 386,966,816 and 386,966,816 respectively.

b)  Original Preferred Stock
On July, 14, 2004, the founder of Hartcourt, Dr. Alan V Phan, converted his 1,000 shares of Original Preferred Stock into 2,000,000 shares of Hartcourt common stock. After the conversion, no Original Preferred Stock was outstanding as of August 31, 2009.

c)  Class A Preferred Stock
The 10,000,000 shares of authorized and unissued Class A Preferred Stock may be split with such designations, power, preferences and other rights and qualifications, limitations and restrictions thereof as the Company’s Board of Directors elects for a given series. No shares have been issued.

d)  Equity Transactions
There is no equity transaction during the three months period ended August 31, 2009.

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

On September 11 2008, the Company granted George Xu, independent director of the Company, an option to purchase 1,000,000 shares of the Company’s common stock at exercise price of $0.03. Each option will vest on September 11, 2010 and is exercisable within five years time after vesting.

On September 11 2008,the Company granted Stephen Tang, former independent director of the company, an option to purchase 1,000,000 shares of the Company’s common stock at exercise price of $0.03. Each option will vest on September 11, 2010 and is exercisable within five years time after vesting. The stock option was terminated 90 days after his departure on April 11, 2009 from the Company.

The following assumptions were used to calculate the fair value of the options granted:
Risk-free interest rate	4.92%
Expected life of the options	7.00 years
Expected volatility	127.39%
Expected dividend yield	0

The following table summarizes the activity of stock options:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Shares under options at May 31, 2008	34,600,000	$0.06	$690,000
Granted	20,500,000	-
Exercised	-	-
Expired	-	-
Cancelled	25,900,000	-

Shares under options at May 31, 2009	29,200,000	$0.06	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled	1,000,000	-

Shares under options at August 31, 2009	28,200,000	$0.06	$-

Additional information relating to stock options outstanding and exercisable at August 31, 2009 summarized by the exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	August 31,	Contractual	Exercise	August 31,	Exercise
Price	2009	Life	Price	2009	Price

$0.03 - $0.05	28,000,000	4.59 Year	$0.04	828,000	$0.04
$0.09	200,000	1.52 Year	$0.09	200,000	$0.09

During the three months period ended August 31, 2009, no options vested and the Company recorded $47,741 amortization in stock based compensation expense.

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

During the three months period ended August 31, 2008, a total of 1,875,000 options vested and the Company recorded $7,394 amortization in stock based compensation expense.

b)  Warrants

None

NOTE 10  COMMITMENTS AND CONTINGENCIES

a)  Employment Agreements

None

b)  Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through January 27, 2010. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the fiscal year ended August 31, 2009 and 2008 were $3,947 and $14,410, respectively.

The future minimum annual lease payments required under this operating lease are as follows:

Year Ending May 31,	Payments
2010	$11,840

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

On August 10, 2007, Hartcourt Capital Inc filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd to return the RMB 1,000,000 which it owes the Company. On December 10, 2008, The Beijing Senior People’s Court issued an order to withdraw the civil ruling of the Beijing No. 1 Intermediate People’s Court under no. 10077, order Beijing No. 1 Intermediate People’s Court to judge again.  The lawsuit is under judgment and the outcome cannot be estimated as of August 31, 2009.

NOTE 11  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

NOTE 12  SUBSEQUENT EVENTS

On August 20, 2009, Hartcourt and its subsidiaries, Maple China Education Incorporated, a Delaware corporation, and Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd., a company existing under the Company Law of the People’s Republic of China, entered into a plan of reorganization and share exchange agreement (the “Share Exchange Agreement”) with Sino-Canada, its subsidiaries, Sino-Canada High School, a private educational non-enterprise institution existing under the laws of the People’s Republic of China, Wujiang Huayu Property Management Company, a company existing under the Company Law of the People’s Republic of China, Canadian Learning Systems Corporation, a company existing under the laws of the British Virgin Islands, each of the shareholders of Sino-Canada (the “Shareholders”) and Ross Yuan, in the capacity as representative of the Shareholders. Unless the context requires otherwise, reference herein to Hartcourt includes reference to its subsidiaries and reference to Sino-Canada includes reference to its subsidiaries referenced above. The condition for the closure of the transaction had not occurred as of October 20, 2009.

a)  Transactions

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

b)  Acquisition Consideration

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

c)  Post-Closing Officers and Directors

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

According to the China Statistical Yearbook (2007), in 2006, approximately 686 million people in China were between the ages of 5 and 39. Ongoing urbanization has increased the proportion of China’s population living in urban areas from 36.2% in 2000 to 43.9% in 2006, as stated in the China Statistical Yearbook (2007), and potentially will continue to increase. According to the National Bureau of Statistics of China, average per capita annual consumption expenditures in urban areas in China have increased, from approximately RMB4,998 ($712.8) in 2000 to approximately RMB8,697 ($1,240.3) in 2006. Consumption expenditure on education, cultural and recreational services accounted for 13.8% of total annual consumption expenditures per capita in urban households in 2006, the second largest category after food. We believe these demographic and consumer trends are making people in China increasingly willing to invest in higher and professional education.

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

Results of Operations

The following table sets forth the consolidated statements of operations for the three months ended August 31, 2009, with the comparable reporting period in the preceding year. We used the pro forma numbers for the three months ended August 31, 2008.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended	Three Months ended
	August 31	August 31
	2009	2008

Net revenues	$456,938	$215,967
Cost of revenues	(107,982)	19,941
Gross profit	348,956	196,026

Operating costs and expenses:
General and administrative expenses	235,525	127,548
Depreciation and amortization	56,834	2,754
Total operating costs and expenses	292,060	130,302

Operating income	56,896	65,724

Other income (expenses)
Foreign currency exchange gain(loss)	(206)	-
Interest income	6,995	83
Others	-	5,436
Total other income	6,789	5,519
Income
Before income taxes and minority interest	63,686	71,243
Provision for income taxes	(36,768)	(35,802)

Minority interest, net of taxes	(115,161)	(58,503)

Income(loss) from continuing operations	(88,244)	(23,062)

NET LOSS	(88,244)	(23,062)

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	(3,794)	27,532

NET COMPREHENSIVE INCOME(LOSS)	$(92,038)	$4,470

Three months ended August 31, 2009 compared to three months ended August 31, 2008.

Net Revenue:

Revenues were US $456,938 for the three months ended August 31, 2009 compared to US $215,967 for the same period in 2008. The increased revenue was primarily due to revenue generated by Beijing Yanyuan, a company in which we acquired a 60% equity interest during the three months ended August 31, 2009. We currently derive revenues from the following sources:

•	educational programs and services, which accounted for 90% of our total net revenues as of August 31, 2009; and

•	books and others, which accounted for 10% of our total net revenues as of August 31, 2009.

Cost of revenue:

Cost of revenues were US $107,982 for the three months ended August 31, 2009 compared to $19,941 for the same period in 2008. The increased cost of revenue was primarily due to costs of revenue attributable to the operations of Beijing Yanyuan, a company in which we acquired a 60% equity interest during the three months ended August 31, 2008. Cost of revenue consisted primarily of printing costs of books and other materials and relevant business tax for income.

General and administrative expenses:

General and administrative expenses were $235,225 for the three months ended August 31, 2009 compared to $127,548 for the same period in 2008.

Depreciation and amortization expenses:

Depreciation and amortization expenses were $56,834 for the three months ended August 31, 2009 compared to $2,754 for the same period in 2008.

Foreign currency exchange gain:

Foreign currency exchange gain was $(206) for the three months ended August 31, 2009 compared to $5,436 for the same period in 2008.

Income from Continuing Operations:

Income from continuing operations for the three months ended August 31, 2009 was $56,896 compared to $65,724 for the same period in 2008. The decrease was mainly due to revenue attributable to the operations of Beijing Yanyuan, a company in which we acquired a 60% equity interest during the three months ended August 31, 2009.

Discontinued operations:

None

Liquidity and Capital Resources:

As shown in our accompanying financial statements, we had a net loss of $88,244 for the three months ended August 31, 2009, as compared to a net loss of $23,062 for the same period in 2008

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included:

●	Look for growth opportunities through acquisitions of profitable education businesses;
●	Raise additional capital through public offerings or private placements; and
●	Take measures to control costs and operating expenses.

Operating activities: During the three months ended August 31, 2009, net cash provided by operating activities was $167,742, compared to net cash $1,909 used in operating activities during the same period in 2008. The cash provided by operating activities in the three months ended August 31, 2009 resulted mainly from loss of $88,244, and an decrease of account receivable of $295,204, and an increase of accrued expenses and other current liabilities of $477,264, and an decrease of accounts payable of $141,331, and minority interest of $115,161. The cash used in operating activities in the three months ended August 31, 2008 resulted mainly from loss of $23,062, and an decrease of account payable of $116,919, and decrease of prepaid expenses and other receivables of $81,452 and an increase of accrued expenses and other current liabilities of $89,252.

Investing activities: Net cash used in investing activities during the three months ended August 31, 2009 was $194,851, compared to cash provided by investing activities was $1,505 during the same period in 2008. The cash used in investing activities in the three months period ended August 31, 2009 was due to the loan receivable of $121,297, and due to officer of $73,554.

Financing activities: Net cash provided by (used in) financing activities during the three months ended August 31, 2009 was $0 to $11,740 provided by the same period in 2008. Net cash used in financing activities in the three months ended August 31, 2008 was proceeds from (payments to) related parties of $11,740.

Contractual Obligations

As of August 18, 2009, the Company entered into a loan agreement with Yuan Dian Investment Inc. for a loan with the amount up to $1,300,000. Pursuant to the loan agreement, the loan will be repaid by issuing 118,181,818 shares of Hartcourt common stock at the per share price of $0.011, equal to 1,477,272 shares after the closing of the reverse takeover transaction with Sino-Canada at the per share price of $0.88.

Off-Balance Sheet Arrangements

During the three months ended August 31, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Critical Accounting Policies and Estimates

For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, please refer to our Annual Report on Form 10-K for the year ended May 31, 2009. There have been no changes in our critical accounting policies since May 31, 2009.

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

Impact of Foreign Currency Rate Changes

Because we translate foreign currencies (primarily Chinese Yuan and Hong Kong Dollars) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of August 31, 2009, we did not engage in foreign currency hedging activities.

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

Item 1A.  Risk Factors

The risk factors facing the Company have not changed in any material way from those Risk Factors discussed on the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

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

THE HARTCOURT COMPANIES, INC.

Dated: October 20, 2009	By: /s/ VICTOR ZHOU

Victor Zhou
Chief Executive Officer

Dated: October 20, 2009	By: /s/ Rachel Zhang

Rachel Zhang
Chief Financial Officer