Form 10-Q
period 2009-11-30
HARTCOURT COMPANIES INC
filed 2010-01-19
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended November 30, 2009

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

The number of shares of common stock outstanding as of the latest practicable date, December [10], 2009, was 386,966,816.

PART I   FINANCIAL INFORMATION

Item 1.      Financial Statements

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
	As of
	November 30, 2009	May 31, 2009
ASSETS

Cash and cash equivalents	$89,859	$102,085
Accounts Receivable	1,561,316	863,244
Loans receivable	944,570	822,551
Prepaid expenses and other assets	19,737	5,792
TOTAL CURRENT ASSETS	2,615,482	1,793,672

PROPERTY & EQUIPMENT – NET	45,898	57,640
INTANGIBLE ASSETS - NET	3,821,992	3,923,356
TOTAL ASSETS	$6,483,372	$5,774,668

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$141,331
Accrued expenses and other current liabilities	1,690,923	1,337,571
Loan payable	274,429	-
Due to related parties	185,211	246,862
TOTAL CURRENT LIABILITIES	2,150,563	1,725,764

COMMITMENT & CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, none issued and outstanding	-	-
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-

Common stock:
$0.001 par value, 424,999,000 authorized
November 30, 2009 and May 31, 2009: 389,015,544 issued 386,966,816 outstanding	386,967	386,967
Additional paid in capital	77,238,990	77,156,131
Treasury stock, at cost, 2,048,728 shares	(48,728)	(48,728)
Other comprehensive loss	(152,142)	(143,579)
Noncontrolling interest	394,288	152,261
Accumulated deficit	(73,486,566)	(73,454,148)
TOTAL SHAREHOLDERS' EQUITY	4,332,809	4,048,904
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,483,372	$5,774,668

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month periods ended
	November 30,	November 30,
	2009	2008
Net revenues	$498,909	$643,996
Cost of revenues	(119,917)	(33,782)
Gross profit	378,992	610,214

Operating costs and expenses:
General and administrative expenses	57,763	293,246
Depreciation and amortization	113,148	5,495
Total operating expenses	170,911	298,741

Income from continued operations	208,081	311,473

Other income (expenses)
Foreign currency exchange gain	5,255	45,753
Interest income	14,003	-
Gain on settlement debt	-	188,765
Total other income	19,258	234,518

Income from continued operations before income taxes and noncontrolling interest	227,339	545,991
Provision for income taxes	(44,646)	(74,391)
Noncontrolling interest, net of taxes	(126,864)	(196,967)

NET INCOME	55,829	274,633

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	4,769	30,001
NET COMPREHENSIVE INCOME	$60,598	$304,634

BASIC AND DILUTED EARNINGS
PER COMMON SHARE:

Basic earnings per share:
Income per share	$0.00	$0.00)
Basic weighted average number of shares outstanding	386,966,816	255,430,112

Diluted earnings per share:
Income per share	$0.00	$0.00
Diluted weighted average number of shares outstanding	386,966,816	255,430,112

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six month periods ended
	November 30
	2009	2008

Net revenues	$955,847	$859,963
Cost of revenues	(227,899)	(53,723)
Gross profit	727,948	806,240

Operating expenses:
General and administrative expenses	292,990	420,794
Depreciation and amortization	169,982	8,249
Total operating expenses	462,972	429,043

Income from operations
	264,976	377,197

Other income
Foreign currency exchange gain	5,049	51,189
Interest income	20,998	-
Gain on settlement of debt	-	188,848
Total other income	26,047	240,037

Income from operations before income tax provision and noncontrolling interest	291,023	617,234
Provision for income taxes	(81,415)	(110,193)
Noncontrolling interest, net of taxes	(242,025)	(255,470)

NET INCOME (LOSS)	(32,417)	251,571

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	8,563	57,533

NET COMPREHENSIVE INCOME (LOSS)	$(23,854)	$309,104

Basic earnings per share:
Income/(loss) per share	$(0.00)	$0.00

Basic weighted average number of shares outstanding	386,966,816	264,935,687

Diluted earnings per share:
Income/(loss) per share	$(0.00)	$0.00
Diluted weighted average number of shares outstanding	386,966,816	266,613,190

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six month-periods ended
	November 30, 2009	November 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(32,417)	$251,571
Adjustments to reconcile net income (loss) to
Net cash provided by (used in) operating activities:
Depreciation	113,148	8,249
Noncontrolling Interest	242,025	255,470
Stock options issued for service	82,859	79,709
Stock issued for services and compensations	-	58,922
Gain on settlement of debt	-	(188,848)
Changes in operating assets and liabilities:
Accounts receivable	(699,208)	(593,742)
Inventory	-	6,630
Prepaid expenses and other receivables	(13,162)	(187,571)
Accounts payable	141,331	(131,630)
Accrued expenses and other current liabilities	69,784	238,452
NET CASH USED IN OPERATING ACTIVITIES	(95,640)	(202,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	(121,695)	-
Cash received on acquisition of Subsidiary	-	6,177
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(121,695)	6,177

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the six month periods ended November 30
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	(61,651)	-
Loan payable	274,429	-
Issuance of shares for cash	-	400,000
Proceeds from (payments to) related parties-net	-	(133,597)
NET CASH PROVIDED BY FINANCING ACTIVITIES	212,778	266,403
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7,669)	(57,532)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,226)	12,260

CASH AND CASH EQUIVALENTS -
BEGINNING BALANCE	102,085	4,907

CASH AND CASH EQUIVALENTS – ENDING BALANCE	$89,859	$17,167

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1     GENERAL

The Hartcourt Companies, Inc. ("Hartcourt" “We/Our” or the "Company"), was incorporated in Utah in 1983.  In August 2006, we change our business by focusing on the vocational/training and education marketplace in the People’s Republic of China.

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

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The audited consolidated financial statements for the fiscal year ended May 31, 2009 were filed on September 14, 2009 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ended May 31, 2010.

b)    Basis of Consolidation

The Company’s financial statements for the three months ended November 30, 2009 are consolidated to include the accounts of The Hartcourt Companies Inc., the wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc., Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd., Shanghai Jiumeng Information Technology Co., Ltd, Hartcourt Princely Education Technology Development Company Limited, 60 percent owned Beijing Yanyuan Rapido Education Company and 60 percent owned China Arts and Science Academy from the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Prepaid expenses generally will be amortized in equal installments and charged as costs or expenses of periods benefiting within one year. If certain prepaid expense item cannot benefit the Company any more, its un-amortized amount is recorded as an expense for the current period. Prepaid expenses amounted to $19,737 and $5,792 at November 30, 2009 and May 31, 2009 respectively and is included in “Prepaid expenses and other current assets” in the accompanying financial statements.

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

f)    Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (ASC 360-10), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of November 30, 2009, there was no impairments of its long-lived assets used in operations.

g)    Income Taxes

The Company utilizes SFAS No. 109 (ASC 740), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

h)    Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (ASC 275), under the modified-prospective transition method on June 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of June 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after June 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for the Company’s stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

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

j)    Basic and diluted earning per share

Earning per share is calculated in accordance with the Statement of financial accounting standards No. 128 (ASC 260), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

k)    Recently Issued Accounting Standards

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

NOTE 3   LOAN RECEIVABLE

Company advanced loans to agents to market their courses to the students and individual. As at November 30, 2009, these loans comprised of the following:

1	Loan to sales agent, interest free, secured and amount due January 15, 2010	$175,734
2	Loan to sales agent, interest free, secured and amount due February 15, 2010	190,379
3	Loan to sales agent, interest free, secured and amount due February 28, 2010	175,734
4	Loan to individual, 10% interest, secured and amount due March 31, 2010	183,055
5	Loan to individual, 10% interest, secured and amount due April 15, 2010	219,668
		944,570

During the three months period ended November 30, 2009, the Company has interest income of $20,998.

NOTE 4     PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of November 30, 2009 and May 31, 2009 are summarized as follows:

	November 30, 2009 Unaudited	May 31, 2009
Office equipment and computers	$103,012	$126,739
Less: accumulated depreciation	(57,114)	(69,099)
Property and equipment, net	$45,898	$57,640

NOTE 5           INTANGIBLE ASSETS

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 (ASC 350) “goodwill and other intangible assets” and SFAS 144 (ASC 360) “accounting for the impairment or disposal of long lived assets”.  Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired.  The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During three months periods ended August 31, 2009, the Company recognized no impairment.
At November 30, 2009 and May 31, 2009, intangibles consist of the following:

	November 30, 2009	May 31, 2009
Course Software	$724,882	$724,882
Course Material	3,363,276	3,363,276
Accumulated Amortization	(266,166)	(164,802)
	3,821,992	3,923,356

Life of intangible assets is twenty years. Amortization expense from continuing operation included cost of revenue for the year ended November 30, 2009 and 2008 were $101,364 and $0, respectively.  We expect amortization expense for the next five years to be as follows:

Period ending November 30:
2010	$405,456
2011	405,456
2012	405,456
2013	405,456
2014	405,456
Thereafter	1,794,713
$3,821,992

Period ending May 31:
2010	$204,408
2011	204,408
2012	204,408
2013	204,408
2014	204,408
Thereafter	2,901,316
$3,923,356

NOTE 6    DUE TO RELATED PARTIES

The amount due to directors as of November 30, 2009 and May 31, 2009 were $ 185,211and $246,862, respectively. This amount represents director fee due to the Company’s directors. The amount due to directors is interest free, unsecured and due on demand.

NOTE 7     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of November 30, 2009 and May 31, 2009 are summarized as follows:

	Amount	Amount
	November 30, 2009 Unaudited	May 31, 2009

Accrued professional fees	$89,741	$51,583
Payroll payable	719,450	681,306
Welfare	10,075	10,073
Income tax payable	453,752	293,166
Other payable	417,905	301,443
Total	$1,690,923	$1,337,571

NOTE 8   LOAN PAYABLE

Company has loan from third party for financing resource. As at November 30, 2009 and May 31, 2009, the Company has loan payable $274,429 and $0, respectively. This loan is interest free, unsecured and amount due on demand.

NOTE 9     EARNINGS / (LOSSES) PER SHARE

Basic and diluted (loss) income per common share is computed as follows for the six months ended:

	November 30, 2009	November 30, 2008

Net Income (loss)	$(32,417)	$251,571
Effects of dilutive securities		-

Basic - weighted average shares outstanding	386,966,816	264,935,687
Diluted - weighted average shares outstanding	386,966,816	266,613,190

Basic earnings per share	$(0.00)	$0.00
Diluted earnings per share	$(0.00)	$0.00

As of November 30, 2009, the Company had 28,200,000 options outstanding, each exercisable for one share of our common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented because the Company has retained loss as of November 30, 2009.

NOTE 10         SHAREHOLDERS’ EQUITY

a) Capitalization

The Company is authorized to issue 434,999,000 shares of stock, consisting of 424,999,000 shares of common stock, US$0.001 par value and 10,000,000 shares of Class A Preferred Stock. The total number of shares of the Company’s Common Stock outstanding as of November 30, 2009 and May 31, 2009 are 386,966,816.  No shares of the Company’s Class A Preferred Stock were outstanding as of November 30, 2009 and May 31, 2009.

b) Original Preferred Stock

On July, 14, 2004, the founder of Hartcourt, Dr. Alan V. Phan, converted his 1,000 shares of Original Preferred Stock into 2,000,000 shares of Hartcourt Common Stock. After the conversion, no Original Preferred Stock was outstanding as of November 30, 2009.

c) Class A Preferred Stock

The 10,000,000 shares of authorized and unissued Class A Preferred Stock may be split with such designations, power, preferences and other rights and qualifications, limitations and restrictions thereof as the Company’s Board of Directors elects for a given series. No shares have been issued.

d) Equity Transactions

There is no equity transaction during the six month period ended November 30, 2009.

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

The following table summarizes the activity of stock options:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Shares under options at May 31, 2008	34,600,000	$0.06	$690,000
Granted	20,500,000	-
Exercised	-	-
Expired	-	-
Cancelled	25,900,000	-

Shares under options at May 31, 2009	29,200,000	$0.06	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled	1,000,000	-

Shares under options at November 30, 2009	28,200,000	$0.06	$-

Additional information relating to stock options outstanding and exercisable at November 30, 2009 summarized by the exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	November 30,	Contractual	Exercise	November 30,	Exercise
Price	2009	Life	Price	2009	Price

$0.03 - $0.05	28,000,000	4.34 Year	$0.04	828,000	$0.04
$0.09	200,000	1.27 Year	$0.09	200,000	$0.09

During the three months period ended November 30, 2009, no options vested and the Company recorded $82,859 amortization in stock based compensation expense.

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

During the six months period ended November 30, 2008, no options vested and the Company recorded $79,709 amortization in stock based compensation expense.

b) Warrants

None

NOTE 11    COMMITMENTS AND CONTINGENCIES

a)  Employment Agreements

None

b)  Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through January 27, 2010. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the three months ended November 30, 2009 and 2008 were $3,947 and $14,410, respectively.

The future minimum annual lease payments required under this operating lease are as follows:

Year Ending May 31,	Payments
2010	$7,904

c) Legal Proceedings

Legal Proceedings:

Hartcourt Hi-Tech Investment (Shanghai) Inc. filed a complaint against Beijing Yi Zhi He Lian Information Technology Co., for returning RMB 1,000,000 which it owed the Company. On December 19, 2006, Beijing Shi Jing Shan District Court entered the judgment in this case. The court found that Hartcourt Hi-Tech Investment (Shanghai) Inc. has no rights to file the complaint against Beijing Yi Zhi He Lian Information Technology Co., Ltd. unless designated by Hartcourt Capital Inc. which signed and was bound by the acquisition agreement. The court issued an order overruling the complaint from Hartcourt Hi-Tech Investment (Shanghai), Inc. as the plaintiff.

On August 10, 2007, Hartcourt Capital Inc. filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd. to return the RMB 1,000,000 which it owed to the Company. Beijing No. 1 Intermediate People’s Court issued the civil ruling No. (2007)10077, overruling the complaint from Hartcourt Capital Inc. with the reason that Hartcourt Capital Inc. has no rights to lodge the lawsuit as the plaintiff. Hartcourt Capital Inc. then appealed to Beijing Senior People’s Court against the civil ruling No. 10077. Beijing Senior People’s Court found that Hartcourt Capital Inc. shall have the rights to lodge the lawsuit as the plaintiff. On December 10, 2008, the Beijing Senior People’s Court issued ruling No. (2008) 740. By this ruling, the court withdrew the civil ruling No. 10077 of the Beijing No. 1 Intermediate People’s Court and remanded the case to Beijing No. 1 Intermediate People’s Court for a retrial.

On December 18, 2009, the Beijing No.1 Intermediate People’s Court issued the civil verdict No. 5149. According to the verdict, Beijing Yi Zhi He Lian Information Technology Co., Ltd. shall repay the RMB 1,000,000 to Hartcourt Capital Inc. within 10 days after the verdict comes into effect, and its general manager Mr. Ming Song shall be jointly liable for performing the obligation of repaying the RMB 1,000,000. However, Beijing Yi Zhi He Lian Information Technology Co., Ltd. has appealed to the Beijing Senior People’s Court against the verdict No. 5149 on December 29, 2009. Now Hartcourt is waiting for the trial of secondary instance by the Beijing Senior People’s Court and the final outcome of this lawsuit is not known yet.

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

NOTE 13     SUBSEQUENT EVENTS

On January 7, 2010, Hartcourt entered in an engagement letter with Kingweet AMS, an investor relations firm, to provide investor relations services for a period commencing January 7, 2010 and ending December 31, 2010. In consideration of the services, Hartcourt agreed to issue to KingWeet warrants to purchase a total of five million shares of Hartcourt common stock, to be issued in installments. A warrant to purchase one million shares of Hartcourt common stock will be issued on each of January 15, March 15, May 15 and July 15 of 2010, each with an exercise price of $.03 per share and a term of one year from the date of grant. An additional warrant to purchase one million shares of Hartcourt common stock will be granted to KingWeet on September 15, 2010, with an exercise price of $0.04 per share and a term of one year from the date of grant. In addition to the warrants, KingWeet will receive a cash retainer of up to $4,500 per month, subject to the approval by the Board of Directors of Hartcourt’s monthly budget, and a possible bonus of $7,500 at the end of December 31, 2010, subject to the Board of Director’s satisfaction with KingWeet’s service.

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

Results of Operations

The following table sets forth the consolidated statements of operations for the three months ended November 30, 2009, with the comparable reporting period in the preceding year.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three month periods ended
	November 30,	November 30,
	2009	2008
Net revenues	$498,909	$643,996
Cost of revenues	119,917	33,782
Gross profit	378,992	610,214

Operating costs and expenses:
General and administrative expenses	57,763	293,246
Depreciation and amortization	113,148	5,495
Impairment of goodwill
Total operating expenses	170,991	289,741

Income(loss) from continued operations	208,081	311,473

Other income (expenses)
Foreign currency exchange gain	5,255	45,753
Interest income	14,003	-
Others	-	188,765
Total other income	19,258	234,518

Income (loss) from continued operations before income taxes and noncontrolling interest	227,339	545,991
Provision for income taxes	44,646	74,391
Noncontrolling interest, net of taxes	126,864	196,967
NET INCOME	55,829	274,633

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	4,769	30,001

NET COMPREHENSIVE INCOME(LOSS)	$60,598	$304,634

Three months ended November 30, 2009 compared to three months ended November 30, 2008.

Net Revenue:

Revenues were $498,909 for the three months ended November 30, 2009 compared to $643,996 for the same period in 2008. The increased revenues were primarily due to revenue generated by Beijing Yanyuan and China Arts & Science Academy. We currently derive revenues from the following sources:

●	educational programs and services, which accounted for 90% of our total net revenues as of November 30, 2009; and

●	books and others, which accounted for 10% of our total net revenues as of November 30, 2009.

Cost of revenue:

Cost of revenues were $119,917 for the three months ended November 30, 2009 compared to $33,782 for the same period in 2008. The increased cost of revenue was primarily due to costs of revenue attributable to the operations of Beijing Yanyuan and China Arts & Science Academy during the six months ended November 30, 2009. Cost of revenue consisted primarily of printing costs of books and other materials and relevant business tax for income.

General and administrative expenses:

General and administrative expenses were $57,763 for the three months ended November 30, 2009 compared to $293,246 for the same period in 2008, an decrease of $235,483 or 80.30% compared to the three months ended November 30, 2008. The increase of expenses for the three months ended November 30, 2009 was primarily due to the increase in professional expenses compared to the same period in 2008.

Depreciation and amortization expenses:

Depreciation and amortization expenses were $113,148 for the three months ended November 30, 2009 compared to $5,495 for the same period in 2009 or a $ 107,653 increase. The increase was primarily due to the acquisitions of Beijing Yanyuan and China Arts & Science Academy.

Foreign currency exchange gain:

Foreign currency exchange gain was $4,769 for the three months ended November 30, 2009 compared to $30,001 for the same period in 2008. The $25,232 decrease was mainly due to the fluctuation of RMB increase slow down in value.

Income (loss) from Continuing Operations:

Income from continuing operations for the three months ended November 30, 2009 was $55,829, compared to loss of $274,633 for the same period in 2008. The income decrease was mainly due to revenue attributable to the operations of Beijing Yanyuan and China Arts & Science Academy.

Liquidity and Capital Resources:

As shown in our accompanying financial statements, we had a net income of $ 55,829 for the three months ended November 30, 2009, as compared to $ 274,633 for the same period in 2008.

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

Operating activities: During the six months ended November 30, 2009, net cash used in operating activities was $(95,640), compared to net cash $(202,708) used in operating activities during the same period in 2008. The cash used in operating activities in the six months ended November 30, 2009 resulted mainly from loss of $(32,147), and an increase of Depreciation of $113,148, and decrease of account receivable of $(699,208), and an increase of accrued expenses and other current liabilities of $69,784, and an decrease of accounts payable of $141,331, and minority interest of $242,027. The cash used in operating activities in the six months ended November 30, 2008 resulted mainly from Net Income Gain of $251,571, and a decrease of account payable of $ (131,630), and decrease of prepaid expenses and other receivables of $(187,571) and an increase of accrued expenses and other current liabilities of $238,452, and increased of accounts receivable of $(593,742).

Investing activities: Net cash used in investing activities during the six months ended November 30, 2009 was $121,695, compared to cash provided by investing activities was $6,177 during the same period in 2008. The cash used in investing activities in the three months period ended November 30, 2009 was due to the loan receivable of $(121,695).

Financing activities: Net cash provided by financing activities during the six months ended November 30, 2009 was $212,778 compared to $266,403 provided by the same period in 2008. Net cash provided by financing activities in the six months ended November 30, 2009 was decrease due to officer of $(61,651), and increase payable of $274,429. Net cash provided by financing activities in the six months ended November 30, 2008 was issuance of shares of cash of $400,00 and proceeds from (payment to) related parties-net of (133,597).

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Proceedings:

Hartcourt Hi-Tech Investment (Shanghai) Inc. filed a complaint against Beijing Yi Zhi He Lian Information Technology Co., for returning RMB 1,000,000 which it owed the Company. On December 19, 2006, Beijing Shi Jing Shan District Court entered the judgment in this case. The court found that Hartcourt Hi-Tech Investment (Shanghai) Inc. has no rights to file the complaint against Beijing Yi Zhi He Lian Information Technology Co., Ltd. unless designated by Hartcourt Capital Inc. , which signed and was bound by the acquisition agreement. The court issued an order overruling the complaint from Hartcourt Hi-Tech Investment (Shanghai), Inc. as the plaintiff.

On August 10, 2007, Hartcourt Capital Inc. filed a lawsuit in the Beijing No. 1 Intermediate People’s Court against Beijing Yi Zhi He Lian Information Technology Co., Ltd. to return the RMB 1,000,000 which it owed to the Company. Beijing No. 1 Intermediate People’s Court issued the civil ruling No. (2007)10077, overruling the complaint from Hartcourt Capital Inc. with the reason that Hartcourt Capital Inc. has no rights to lodge the lawsuit as the plaintiff. Hartcourt Capital Inc. then appealed to Beijing Senior People’s Court against the civil ruling No. 10077. Beijing Senior People’s Court found that Hartcourt Capital Inc. shall have the rights to lodge the lawsuit as the plaintiff. On December 10, 2008, the Beijing Senior People’s Court issued ruling No. (2008) 740. By this ruling, the court withdrew the civil ruling No. 10077 of the Beijing No. 1 Intermediate People’s Court and remanded the case to Beijing No. 1 Intermediate People’s Court for a retrial.

On December 18, 2009, the Beijing No.1 Intermediate People’s Court issued the civil verdict No. 5149. According to the verdict, Beijing Yi Zhi He Lian Information Technology Co., Ltd. shall repay the RMB 1,000,000 to Hartcourt Capital Inc. within 10 days after the verdict comes into effect, and its general manager Mr. Ming Song shall be jointly liable for performing the obligation of repaying the RMB 1,000,000. However, Beijing Yi Zhi He Lian Information Technology Co., Ltd. has appealed to the Beijing Senior People’s Court against the verdict No. 5149 on December 29, 2009. Now Hartcourt is waiting for the trial of secondary instance by the Beijing Senior People’s Court and the final outcome of this lawsuit is not known yet.

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
___________________
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

THE HARTCOURT COMPANIES, INC.

Dated: January 19, 2010	By: /s/ VICTOR ZHOU
Victor Zhou
Chief Executive Officer

Dated: January 19, 2010	By: /s/ Rachel Zhang
Rachel Zhang
Chief Financial Officer