Form 10-Q
period 2010-02-28
HARTCOURT COMPANIES INC
filed 2010-05-18
CIK 949427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended February 28, 2010

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

The number of shares of common stock outstanding as of the latest practicable date, March [10], 2010, was 386,966,816.

PART I   FINANCIAL INFORMATION

Item 1.      Financial Statements
THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	February 28, 2010	May 31, 2009

ASSETS

Cash and cash equivalents	$88,185	$102,085
Accounts Receivable	1,597,695	863,244
Loans receivable	1,179,159	822,551
Prepaid expenses and other assets	37,953	5,792

TOTAL CURRENT ASSETS	2,902,992	1,793,672

PROPERTY & EQUIPMENT – NET	40,636	57,640
INTANGIBLE ASSETS - NET	3,772,150	3,923,356

TOTAL ASSETS	$6,715,778	$5,774,668

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$141,331
Accrued expenses and other current liabilities	1,859,267	1,337,571
Loan payable	274,429	-
Due to related parties	185,162	246,862

TOTAL CURRENT LIABILITIES	2,318,858	1,725,764

COMMITMENT & CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock:
Original preferred stock, $0.01 par value, 1,000 shares authorized, none issued and outstanding	-	-
Class A preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-

Common stock:

$0.001 par value, 424,999,000 authorized February 28, 2009 and May 31, 2009; 389,015,544 issued 386,816 outstanding	386,967	386,967
Additional paid in capital	77,273,161	77,156,131
Treasury stock, at cost, 2,048,728 shares	(48,728)	(48,728)
Other comprehensive loss	(148,123)	(143,579))
Noncontrolling interest	467,188	152,261
Accumulated deficit	(73,533,545)	(73,454,148)

TOTAL SHAREHOLDERS' EQUITY	4,396,920	4,048,904

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,715,778	$5,774,668

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the three month periods ended
	February 28,	February 28,
	2010	2009
Net revenues	$343,652	$922,962
Cost of revenues	(113,178)	(107,065)
Gross profit	230,474	815,897

Operating costs and expenses:
General and administrative expenses	132,195	306,127
Depreciation and amortization	55,062	6,041
Total operating expenses	187,257	312,168

Income from continued operations	43,217	503,729

Other income (expenses)
Foreign currency exchange gain (loss)	(178)	(2,120)
Interest income	29,823	-
Total other income (expenses)	29,654	(2,120)

Income from continued operations before income taxes and noncontrolling interest	72,871	501,609
Provision for income taxes	(46,950)	(144,088)
Noncontrolling interest, net of taxes	(72,900)	(251,329)

NET INCOME (LOSS)	(46,979)	106,192

OTHE COMPREHENSIVE ITEM:
Foreign currency translation gain (loss)	4,019	(1,510)
NET COMPREHENSIVE INCOME (LOSS)	$(42,960)	$104,682

BASIC AND DILUTED EARNINGS PER COMMON SHARE:

Basic earnings per share:
Income/(loss) per share	$(0.00)	$0.00
Basic weighted average number of shares outstanding	386,966,816	336,764,249

Diluted earnings per share:
Income/(loss) per share	$(0.00)	$0.00
Diluted weighted average number of shares outstanding	386,966,816	336,764,249

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine month periods ended
	February 28
	2010	2009

Net revenues	$1,299,499	$1,782,925
Cost of revenues	(341,077)	(223,661)
Gross profit	958,422	1,559,264

Operating expenses:
General and administrative expenses	425,187	726,921
Depreciation and amortization	225,044	14,290
Total operating expenses	650,231	741,211

Income from operations	308,191	818,053

Other income
Foreign currency exchange gain	4,871	49,069
Interest income	50,830	-
Gain on settlement of debt	-	188,848
Total other income	55,701	237,917

Income from operations before income tax provision and noncontrolling interest	363,892	1,055,970
Provision for income taxes	(128,365)	(241,781)
Noncontrolling interest, net of taxes	(314,925)	(486,650)

NET INCOME (LOSS)	(79,398)	327,539

OTHER COMPREHENSIVE ITEM:
Foreign currency translation gain	(4,544)	56,023

NET COMPREHENSIVE INCOME (LOSS)	$(83,942)	$383,562

Basic earnings per share:
Income/(loss) per share	$(0.00)	$0.00

Basic weighted average number of shares outstanding	386,966,816	288,615,433

Diluted earnings per share:
Income/(loss) per share	$(0.00)	$0.00
Diluted weighted average number of shares outstanding	386,966,816	288,795,573

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine month-periods ended
	February 28, 2010	February 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(79,398)	$327,539
Adjustments to reconcile net income (loss) to
Net cash provided by (used in) operating activities:
Depreciation and amortization	168,270	127,564
Noncontrolling Interest	314,927	486,650
Stock options issued for service	117,030	153,804
Stock issued for services and compensations	-	81,467
Changes in operating assets and liabilities:
Accounts receivable	(735,105)	(779,493)
Inventory	(4,613)	6,090
Prepaid expenses and other receivables	(26,773)	(703,475)
Accounts payable	(141,331)	(326,228)
Accrued expenses and other current liabilities	536,926	460,128
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	149,931	(165,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan receivable	(356,214)	-
Cash received on acquisition of Subsidiary	-	6,177
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(356,214)	6,177

The accompanying notes form an integral part of these unaudited consolidated financial statements.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the nine month periods ended February 28
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties	(61,651)	-
Loan payable	274,429	-
Issuance of shares for cash	-	400,000
Proceeds from (payments to) related parties-net	-	1,858
NET CASH PROVIDED BY FINANCING ACTIVITIES	212,778	401,858
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20,395)	(56,219)

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,900)	185,862

CASH AND CASH EQUIVALENTS -
BEGINNING BALANCE	102,085	4,907

CASH AND CASH EQUIVALENTS – ENDING BALANCE	$88,185	$190,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS
Shares issued to acquire subsidiaries	$-	$4,250,000

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

As of February 28, 2010, the Company owns 100% of three (3) British Virgin Island (“BVI”) incorporated companies: (1) Hartcourt China Inc., (2) Hartcourt Capital Inc., and (3) AI-Asia Inc. All three of these BVI subsidiaries are holding companies for assets located in China.

As of February 28, 2010, Hartcourt Capital Inc. owns 100% of the equity interest of Hartcourt Hi-Tech Investment (Shanghai) Inc. while Hartcourt Hi-Tech Investment (Shanghai) Inc., through nominee shareholder, owns 100% of the equity interest of Shanghai Jiumeng Information Technology Co., Ltd. These two companies are located in Shanghai, China. In April 2007, the Company decided to wind up Hartcourt Hi-Tech Investment (Shanghai) Inc. As of May 31, 2008, the wind-up process was completed. Shanghai Jiumeng Information Technology Co., Ltd owns 60% of the equity interest of Beijing Yanyuan Rapido Education Company.

As of February 28, 2010, AI-Asia, Inc., the third holding company, owns 100% of the equity interest of Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd (former name is AI-Asia (Shanghai) Information Technology, Inc), located in Shanghai, China, and owns 100% of the equity interest of Hartcourt Princely. AI-Asia, Inc owns 60% of the equity interest of China Arts and Science Academy.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The audited consolidated financial statements for the fiscal year ended May 31, 2009 were filed on September 14, 2009 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ended May 31, 2010.

b)    Basis of Consolidation

The Company’s financial statements for the three months ended February 28, 2010 are consolidated to include the accounts of The Hartcourt Companies Inc., the wholly owned subsidiaries Hartcourt China Inc., Hartcourt Capital Inc., Hartcourt Hi-Tech Investment (Shanghai) Inc., Ai-Asia Inc., Hartcourt Education Investment Management Consulting (Shanghai) Co., Ltd., Shanghai Jiumeng Information Technology Co., Ltd, Hartcourt Princely Education Technology Development Company Limited, 60 percent owned Beijing Yanyuan Rapido Education Company and 60 percent owned China Arts and Science Academy from the date of acquisition. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

d)    Accounts Receivable

The amount of accounts receivable as of February 28, 2010 and May 31, 2009 were $ 1,597,695 and $863,244, respectively.

e)    Prepaid expenses

Prepaid expenses are expenses that are allocated into the period in which they are incurred and in subsequent periods, and be amortized within one year (inclusive). They include amortization of low-valued consumables, prepaid insurance expenses, lump-sum payment for stamps in large amount that need to be amortized.

Prepaid expenses generally will be amortized in equal installments and charged as costs or expenses of periods benefiting within one year. If certain prepaid expense items do not have future benefit the Company any more, its un-amortized amount is recorded as an expense for the current period. Prepaid expenses amounted to $37,953 and $5,792 at February 28, 2010 and May 31, 2009 respectively and is included in “Prepaid expenses and other current assets” in the accompanying financial statements.

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

g) Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (ASC 360-10), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of February 28, 2010, there was no impairments of its long-lived assets used in operations.

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

k)    Basic and diluted earning per share

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

l)  Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin N0. 104 “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Revenue is recognized upon  (i) the services are performed, (ii) collectability is probable and (iii) such revenues are contractually nonrefundable.

m)    Recently Issued Accounting Standards

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

NOTE 3   LOAN RECEIVABLE

As at February 28, 2010, the loans comprised of the following:

1	Loan to individual, 10% interest, secured and amount due March 31, 2010	$183,099
2	Loan to individual, 10% interest, secured and amount due April 15, 2010	219,719
3	Loan to individual, 10% interest, secured and amount due November 30, 2010	292,959
4	Loan to individual, 10% interest, secured and amount due November 30, 2010	190,423
5	Loan to individual, 10% interest, secured and amount due December 30, 2010	292,959
		$1,179,159

As at May 31, 2009, the loans comprised of the following:

1	Loan to sales agent, interest free, secured and amount due January 15, 2010	$175,634
2	Loan to sales agent, interest free, secured and amount due February 15, 2010	190,270
3	Loan to sales agent, interest free, secured and amount due February 28, 2010	175,634
4	Loan to individual, 10% interest, secured and amount due March 31, 2010	105,380
5	Loan to individual, 10% interest, secured and amount due April 15, 2010	175,633
		$822,551

During the three months period ended February 28, 2010 and 2009, the Company has interest income of $29,832 and $0, respectively.

NOTE 4     PROPERTIES AND EQUIPMENT

The Company’s property and equipment as of February 28, 2010 and May 31, 2009 are summarized as follows:

	February 28, 2010 Unaudited	May 31, 2009
Office equipment and computers	$124,670	$126,739
Less: accumulated depreciation	(84,034)	(69,099)
Property and equipment, net	$40,636	$57,640

NOTE 5   INTANGIBLE ASSETS

The Company accounts for its intangible assets under the applicable guidelines of SFAS 142 (ASC 350) “goodwill and other intangible assets” and SFAS 144 (ASC 360) “accounting for the impairment or disposal of long lived assets”.  Where intangible assets have finite lives, they are amortized over their useful life unless factors exist to indicate that the asset has been impaired.  The Company evaluates if the assets are impaired annually or on an interim basis if an event occurs or circumstances change to suggest that the assets value has diminished.  Under SFAS 142 intangible assets with indefinite useful lives are required to be tested annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  During three months periods ended February 28, 2010, the Company recognized no impairment.

At February 28, 2010 and May 31, 2009, intangibles consist of the following:

	February 28, 2010	May 31, 2009
Student enrollment	$4,088,158	$4,088,158
Accumulated Amortization	(316,008)	(164,802)
	3,772,150	3,923,356

Life of intangible assets is twenty years. Amortization expense from continuing operation included cost of revenue for the year ended February 28, 2010 and 2009 were $151,206 and $14,290 respectively.  We expect amortization expense for the next five years to be as follows:

Period ending February 28, 2010:
2010	$405,456
2011	405,456
2012	405,456
2013	405,456
2014	405,456
Thereafter	1,744,871
$3,772,150

NOTE 6     DUE TO RELATED PARTIES

The amount due to directors as of February 28, 2010 and May 31, 2009 were $ 185,162and $246,862, respectively. This amount represents director fee due to the Company’s directors. The amount due to directors is interest free, unsecured and due on demand.

NOTE 7     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities as of February 28, 2010 and May 31, 2009 are summarized as follows:

	Amount	Amount
	February 28, 2010 Unaudited	May 31, 2009

Accrued professional fees	$89,741	$51,583
Payroll payable	719,459	681,306
Welfare	10,081	10,073
Income tax payable	523,908	293,166
Other payable	516,078	301,443
Total	$1,859,267	$1,337,571

NOTE 8     LOAN PAYABLE

Company has loan from third party for financing resource. As at February 28, 2010 and May 31, 2009, the Company has loan payable $274,429 and $0, respectively. This loan is interest free, unsecured and amount due on demand.

NOTE 9     EARNINGS / (LOSSES) PER SHARE

Basic and diluted (loss) income per common share is computed as follows for the nine months ended:

	February 28, 2010	February 28, 2009

Net Income (loss)	$(79,398)	$327,539
Effects of dilutive securities		-

Basic - weighted average shares outstanding	386,966,816	288,615,433
Diluted - weighted average shares outstanding	386,966,816	288,795,573

Basic earnings (loss) per share	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00

As of February 28, 2010, the Company had 28,200,000 options outstanding, each exercisable for one share of our common stock. These instruments were not included in the computation of diluted earnings per share for any of the periods presented because the Company has retained loss as of February 28, 2010.

NOTE 10     SHAREHOLDERS’ EQUITY

a) Capitalization

The Company is authorized to issue 434,999,000 shares of stock, consisting of 424,999,000 shares of common stock, US$0.001 par value and 10,000,000 shares of Class A Preferred Stock. The total number of shares of the Company’s Common Stock outstanding as of February 28, 2010 and May 31, 2009 are 386,966,816.  No shares of the Company’s Class A Preferred Stock were outstanding as of February 28, 2010 and May 31, 2009.

b) Original Preferred Stock

On July, 14, 2004, the founder of Hartcourt, Dr. Alan V. Phan, converted his 1,000 shares of Original Preferred Stock into 2,000,000 shares of Hartcourt Common Stock. After the conversion, no Original Preferred Stock was outstanding as of February 28, 2010.

c) Class A Preferred Stock

The 10,000,000 shares of authorized and unissued Class A Preferred Stock may be split with such designations, power, preferences and other rights and qualifications, limitations and restrictions thereof as the Company’s Board of Directors elects for a given series. No shares have been issued.

d) Equity Transactions

There is no equity transaction during the six month period ended February 28, 2010.

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

The following table summarizes the activity of stock options:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Shares under options at May 31, 2008	34,600,000	$0.06	$690,000
Granted	20,500,000	-
Exercised	-	-
Expired	-	-
Cancelled	25,900,000	-

Shares under options at May 31, 2009	29,200,000	$0.06	$-
Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled	1,000,000	-

Shares under options at February 28, 2010	28,200,000	$0.06	$-

Additional information relating to stock options outstanding and exercisable at February 28, 2010 summarized by the exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	November 30,	Contractual	Exercise	November 30,	Exercise
Price	2009	Life	Price	2009	Price

$0.03 - $0.05	28,000,000	4.09 Year	$0.04	828,000	$0.04
$0.09	200,000	1.02 Year	$0.09	200,000	$0.09

During the nine months period ended February 28, 2010, no options vested and the Company recorded $117,030 amortization in stock based compensation expense.

Additional information relating to stock options outstanding and exercisable at February 28, 2009 summarized by the exercise price is as follows:

		Weighted
	Number of	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	February 28,	Contractual	Exercise	February 28,	Exercise
Price	2010	Life	Price	2010	Price

$0.03 - $0.05	29,000,000	5.09 Year	$0.04	8,700,000	$0.04
$0.09	200,000	2.01 Year	$0.09	200,000	$0.09

During the nine months period ended February 28, 2010, no options vested and the Company recorded $153,804 amortization in stock based compensation expense.

b) Warrants

None

NOTE 11    COMMITMENTS AND CONTINGENCIES

a)  Employment Agreements

None

b)  Operating Leases

The Company leases its offices and facilities under long-term, non-cancelable lease agreements expiring at various dates through January 27, 2010. The non-cancelable operating lease agreements provide that the Company pays certain operating expenses applicable to the leased premises according to the Chinese Law. Rental expense for the three months ended February 28, 2010 and 2009 were $25,312 and $28,696, respectively.

The future minimum annual lease payments required under this operating lease are as follows:

Year Ending May 31,	Payments
2010	$3,947

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

Estimated Fair Values
Current Assets, including cash $1,505	$105,754
Property & equipment	38,786
Net Assets Acquired	144,540
Percentage of acquisition	60%
Total Assets Acquired	86,724
Shares issued as consideration	3,450,000
Student enrollment	$3,363,276

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

Estimated Fair Values
Current Assets, including cash $4,672	$109,862
Property & equipment	15,335
Net Assets Acquired	125,197
Percentage of acquisition	60%
Total Assets Acquired	75,118
Shares issued as consideration	800,000
Course Software	$724,882

The operating results of China Arts and Science Academy have been consolidated with those of the Company beginning November 1, 2008. No pro-forma financial information has been presented as the operations of China Arts and Science Academy before the acquisition, were insignificant.

NOTE 14    CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The following is a reconciliation of the income tax rate to the income taxes reflected in the Statement of Operations:

	February 28, 2010	February 28, 2009
Income tax expense (credit) at statutory rate-federal	$(870,000)	$(901,000)
State tax expense (credit) net of federal tax	(209,000)	(152,000)
Valuation allowance	1,079,000	1,053,000
Foreign income tax	128,365	241,781
Income tax expense	$128,365	$241,781

Income tax expense for the year ended February 28, 2010 is $128,365, consists of tax on income of the Company’s subsidiaries in China, for the year ended February 28, 2009 was $241,781.

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

NOTE 16    SUBSEQUENT EVENTS

No significant subsequent to this report date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1933, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” "anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors Affecting Future Results” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “Hartcourt” refer to The Hartcourt Companies, Inc. and its subsidiaries.

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

Results of Operations

The following table sets forth the consolidated statements of operations for the three months ended February 28, 2010, with the comparable reporting period in the preceding year.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three month periods ended
	February 28,	February 28,
	2010	2009
Net revenues	$343,652	$922,962
Cost of revenues	(113,178)	(107,065)
Gross profit	230,474	815,897

Operating costs and expenses:
General and administrative expenses	132,195	306,127
Depreciation and amortization	55,062	6,041
Total operating expenses	187,257	312,168

Income from continued operations	43,217	503,729

Other income (expenses)
Foreign currency exchange gain	(178)	(2,120)
Interest income	29,832	-
Total other income (expense)	29,654	(2,120)

Income from continued operations before income taxes and noncontrolling interest	71,871	501,609
Provision for income taxes	(46,950)	(144,088)
Noncontrolling interest, net of taxes	(72,900)	(251,329)

NET INCOME (LOSS)	(46,979)	106,192

OTHE COMPREHENSIVE ITEM:
Foreign currency translation gain (loss)	4,019	(1,510)

NET COMPREHENSIVE INCOME (LOSS)	$(42,960)	$104,682

Three months ended February 28, 2010 compared to three months ended February 28, 2009.

Net Revenue:

Revenues were $ 343,652 for the three months ended February 28, 2010 compared to $922,962 for the same period in 2009. The revenues were primarily due to revenue generated by Beijing Yanyuan and China Arts & Science Academy. We currently derive revenues from the following sources:

●	educational programs and services, which accounted for 90% of our total net revenues as of February 28, 2010; and

●	books and others, which accounted for 10% of our total net revenues as of February 28, 2010.

Cost of revenue:

Cost of revenues were $113,178 for the three months ended February 28, 2010 compared to $107,065 for the same period in 2009. The increased cost of revenue was primarily due to costs of revenue attributable to the operations of Beijing Yanyuan and China Arts & Science Academy during the three months ended February 28, 2010. Cost of revenue consisted primarily of printing costs of books and other materials and relevant business tax for income.

General and administrative expenses:

General and administrative expenses were $132,195 for the three months ended February 28, 2010 compared to $306,127 for the same period in 2009, an decrease of $ 173,932 or 57% compared to the three months ended February 28, 2009.

Depreciation and amortization expenses:

Depreciation and amortization expenses were $ 55,062 for the three months ended February 28, 2010 compared to $6,041 for the same period in 2009. The increase was primarily due to the acquisitions of Beijing Yanyuan and China Arts & Science Academy.

Foreign currency exchange loss:

Foreign currency exchange loss was $ 178 for the three months ended February 28, 2010 compared to $2,120 for the same period in 2009.

Income (loss) from Continuing Operations:

Loss from continuing operations for the three months ended February 28, 2010 was $46,979, compared to income of $106,192 for the same period in 2009.

The following table sets forth the consolidated statements of operations for the nine months ended February 28, 2010, with the comparable reporting period in the preceding year.

THE HARTCOURT COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine month periods ended
	February 28,	February 28,
	2010	2009
Net revenues	$1,299,499	$1,782,925
Cost of revenues	(341,077)	(223,661)
Gross profit	958,422	1,559,264

Operating costs and expenses:
General and administrative expenses	425,187	726,921
Depreciation and amortization	225,044	14,290
Total operating expenses	650,231	741,211

Income from continued operations	308,191	818,053

Other income (expenses)
Foreign currency exchange gain	4,871	49,069
Interest income	50,830	-
Gain on settlement of debt	-	188,848
Total other income	55,701	237,917

Income from continued operations before income taxes and noncontrolling interest	363,892	1,055,970
Provision for income taxes	(128,365)	(241,781)
Noncontrolling interest, net of taxes	(314,925)	(486,650)

NET INCOME (LOSS)	(79,398)	327,539

OTHE COMPREHENSIVE ITEM:
Foreign currency translation gain (loss)	(4,544)	56,023

NET COMPREHENSIVE INCOME (LOSS)	$(83,942)	$383,562

Nine months ended February 28, 2010 compared to three months ended February 28, 2009.

Net Revenue:

Revenues were $ 1,299,499 for the nine months ended February 28, 2010 compared to $1,782,925 for the same period in 2009. The revenues were primarily due to revenue generated by Beijing Yanyuan and China Arts & Science Academy. We currently derive revenues from the following sources:

●	educational programs and services, which accounted for 90% of our total net revenues as of February 28, 2010; and

●	books and others, which accounted for 10% of our total net revenues as of February 28, 2010.

Cost of revenue:

Cost of revenues were $341,077 for the nine months ended February 28, 2010 compared to $223,661 for the same period in 2009. The increased cost of revenue was primarily due to costs of revenue attributable to the operations of Beijing Yanyuan and China Arts & Science Academy during the three months ended February 28, 2010. Cost of revenue consisted primarily of printing costs of books and other materials and relevant business tax for income.

General and administrative expenses:

General and administrative expenses were $425,187 for the nine months ended February 28, 2010 compared to $726,921 for the same period in 2009, an decrease of $ 301,734 or 42% compared to the nine months ended February 28, 2009.

Depreciation and amortization expenses:

Depreciation and amortization expenses were $ 225,044 for the nine months ended February 28, 2010 compared to $14,290 for the same period in 2009. The increase was primarily due to the acquisitions of Beijing Yanyuan and China Arts & Science Academy.

Foreign currency exchange gain (loss):

Foreign currency exchange gain was $ 4,871 for the nine months ended February 28, 2010 compared to $49,069 for the same period in 2009.

Income (loss) from Continuing Operations:

Loss from continuing operations for the nine months ended February 28, 2010 was $83,942, compared to income of $383,562 for the same period in 2009.

Liquidity and Capital Resources:

As shown in our accompanying financial statements, we had a net loss of $ 79,398 for the nine months ended February 28, 2010, as compared to income of $ 327,539 for the same period in 2009.

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

Operating activities: During the nine months ended February 28, 2010, net cash provided by operating activities was $ 149,931, compared to net cash $(165,954) used in operating activities during the same period in 2009. The cash provided by operating activities in the nine months ended February 28, 2010 resulted mainly from loss of $(79,398), and an increase of Depreciation and amortization of $168,270, and decrease of account receivable of $(735,105), and an increase of accrued expenses and other current liabilities of $ 536,926, and an decrease of accounts payable of $141,331, and minority interest of $314,925. The cash used in operating activities in the nine months ended February 28, 2009 resulted mainly from Net Income of $327,539 , and an decrease of account payable of $ (326,228), and decrease of prepaid expenses and other receivables of $ (703,475) and an increase of accrued expenses and other current liabilities of $ 460,128, and increased of accounts receivable of $(779,493).

Investing activities: Net cash used in investing activities during the nine months ended February 28, 2010 was $356,214, compared to cash provided by investing activities was $6,177 during the same period in 2009. The cash used in investing activities in the nine months period ended February 28, 2010 was due to the loan receivable of $(356,214).

Financing activities: Net cash provided by financing activities during the nine months ended February 28, 2010 was $212,778 compared to $401,858 provided by the same period in 2009. Net cash provided by financing activities in the nine months ended February 28, 2010 was decrease due to officer of $(61,651), and increase loan payable of $274,429. Net cash provided by financing activities in the nine months ended February 28, 2009 was issuance of shares of cash of $400,000.

Contractual Obligations

During the three months ended February 28, 2010, we did not have any contractual obligation other than the facility leases described in Note 11(b) of financial statements.

Off-Balance Sheet Arrangements

During the three months ended February 28, 2010, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer. As of February 28, 2010, all our cash equivalents represent cash on hand and cash deposit in PRC banks, the interest rate earned on our money market accounts ranged from 0.81% to 1.71% per annum.

Interest Rate Risk

Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and funds held for payroll customers and the value of those investments.

Impact of Foreign Currency Rate Changes

Because we translate foreign currencies (primarily Chinese Yuans and Hong Kong Dollars) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of February 28, 2010, we did not engage in foreign currency hedging activities.

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

On December 18, 2009, the Beijing No.1 Intermediate People’s Court issued the civil verdict No. 5149. According to the verdict, Beijing Yi Zhi He Lian Information Technology Co., Ltd. shall repay the RMB 1,000,000 to Hartcourt Capital Inc. within 10 days after the verdict comes into effect, and its general manager Mr. Ming Song shall be jointly liable for performing the obligation of repaying the RMB 1,000,000. However, Beijing Yi Zhi He Lian Information Technology Co., Ltd. has appealed to the Beijing Senior People’s Court against the verdict No. 5149 on December 29, 2009. Now Hartcourt is waiting for the trial of secondary instance by the Beijing Senior People’s Court and the final outcome of this lawsuit is not known as of February 28, 2010.

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

THE HARTCOURT COMPANIES, INC.

Dated: May 18, 2010	By: /s/ VICTOR ZHOU
Victor Zhou
Chief Executive Officer

Dated: May 18, 2010	By: /s/ Rachel Zhang
Rachel Zhang
Chief Financial Officer